Form 10QSB
period 1996-06-30
COMMERCIAL BANCSHARES INC \OH\
filed 1996-08-14
CIK 1009976

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended:
                                  JUNE 30, 1996

                         Commission file number: 0-27894
                                                ----------

                           Commercial Bancshares, Inc.
          --------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Ohio                                     34-1787239
- - -----------------------------------     ---------------------------------------
  (State or other jurisdiction of       (I.R.S. Employer Identification Number)
  incorporation or organization)

               118 S. Sandusky Street, Upper Sandusky, Ohio 43351
               --------------------------------------------------
                    (Address of principal executive offices)

                                  (419) 294-5781
                           ---------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                           [X] Yes           [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common stock, $12.50 par value                    Outstanding at July 31, 1996:
                                                  347,152 common shares
                                                  -------

Transitional Small Business Disclosure Format:

                                           [ ] Yes           [X] No

                           COMMERCIAL BANCSHARES, INC.
                                   FORM 10-QSB
                           QUARTER ENDED June 30, 1996

================================================================================


                         Part I - Financial Information

Interim financial information required by Regulation 228.310-3(b) of Regulation S-B is included in this Form 10-QSB as referenced below:

ITEM 1 - FINANCIAL STATEMENTS                                              Page
                                                                           ----

Consolidated Balance Sheets .............................................    3

Consolidated Statements of Income .......................................    4

Condensed Consolidated Statements of Changes in
     Shareholders' Equity ...............................................    5

Condensed Consolidated Statements of Cash Flows .........................    6

Notes to Consolidated Financial Statements ..............................    7


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS ...........................   13




                           Part II - Other Information

Other Information........................................................   18

Signatures   ...............................................................19

                           COMMERCIAL BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS

=============================================================================


                                                                                     June 30,           December 31,
                                                                                       1996                 1995
                                                                                       ----                 ----
ASSETS
Cash and due from banks                                                      $       3,969,880    $       5,635,650
Federal funds sold                                                                     730,000              790,000
                                                                             -----------------    -----------------
     Total cash and cash equivalents                                                 4,699,880            6,425,650
Investment securities available for sale, at fair value (Note 2)                    36,047,337           51,609,536
Investment securities held to maturity (Estimated fair
  values of $2,856,230 in 1996 and $2,950,050 in 1995) (Note 2)                      2,708,530            2,696,515
Total loans (Note 3)                                                               109,771,668           98,512,012
Allowance for loan losses (Note 4)                                                    (962,526)            (996,131)
                                                                             -----------------    -----------------
     Net loans                                                                     108,809,142           97,515,881
Premises and equipment, net                                                          4,182,539            3,895,830
Other real estate                                                                    1,170,000            1,180,000
Intangible assets                                                                      392,774              415,857
Accrued interest receivable and other assets                                         3,276,249            2,556,900
                                                                             -----------------    -----------------

         Total assets                                                        $     161,286,451    $     166,296,169
                                                                             =================    =================

LIABILITIES
Deposits
     Noninterest-bearing deposits                                            $      12,523,879    $      14,834,310
     Interest-bearing deposits                                                     131,948,804          136,787,856
                                                                             -----------------    -----------------
         Total deposits                                                            144,472,683          151,622,166
Accrued interest payable and other liabilities                                         586,710              578,275
Short-term borrowings                                                                2,690,000
                                                                             -----------------    -----------------
         Total liabilities                                                         147,749,393          152,200,441
                                                                             -----------------    -----------------

SHAREHOLDERS' EQUITY
Common stock ($12.50 par value; 1,000,000 shares authorized; 347,152 shares
  issued in 1996 and 278,089 shares issued in 1995)                                  4,339,400            3,476,113
Additional paid-in capital                                                           3,476,113            3,476,113
Retained earnings                                                                    6,673,357            7,192,100
Unrealized loss on investment securities available for sale                           (951,812)             (48,598)
                                                                             -----------------    -----------------
         Total shareholders' equity                                                 13,537,058           14,095,728
                                                                             -----------------    -----------------

         Total liabilities and shareholders' equity                          $     161,286,451    $     166,296,169
                                                                             =================    =================



===============================================================================

              See notes to the consolidated financial statements.
                                                                              3.

                           COMMERCIAL BANCSHARES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME

================================================================================

                                                     Three Months Ended                    Six Months Ended
                                                          June 30,                             June 30,
                                                          --------                             --------
                                                   1996              1995             1996                1995
                                                   ----              ----             ----                ----
INTEREST INCOME
     Interest and fees on loans               $2,451,347         $2,145,254         $4,743,418         $4,235,223
     Interest on investment securities
         Taxable                                 501,579            720,408          1,043,048          1,429,657
         Nontaxable                              194,085            155,036            386,087            310,858
     Other interest income                         7,184             42,826             53,622             74,151
                                              ----------         ----------         ----------         ----------
              Total interest income            3,154,195          3,063,524          6,226,175          6,049,889
                                              ----------         ----------         ----------         ----------

INTEREST EXPENSE
     Interest on deposits                      1,446,942          1,509,619          3,028,905          2,940,559
     Other interest expense                        3,524              2,920              3,524              3,048
                                              ----------         ----------         ----------         ----------
              Total interest expense           1,450,466          1,512,539          3,032,429          2,943,607
                                              ----------         ----------         ----------         ----------

NET INTEREST INCOME                            1,703,729          1,550,985          3,193,746          3,106,282

Provision for loan losses (Note 4)                30,000             20,000             56,000             60,000
                                              ----------         ----------         ----------         ----------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                              1,673,729          1,530,985          3,137,746          3,046,282
                                              ----------         ----------         ----------         ----------

OTHER INCOME
     Service charges on deposit
       accounts                                  158,365            168,044            316,311            323,517
     Investment security gains/
       (losses), net                              58,660             78,989             64,001             38,284
     Other income                                 25,586             22,340            119,218             44,285
                                              ----------         ----------         ----------         ----------
              Total other income                 242,611            269,373            499,530            406,086
                                              ----------         ----------         ----------         ----------

OTHER EXPENSE
     Salaries and employee benefits              680,318            599,672          1,259,834          1,131,473
     Occupancy, furniture and
       equipment                                 118,379             96,722            238,404            198,561
     State taxes                                  65,104             54,171            127,362            107,905
     Data processing                             128,766            112,057            262,897            206,626
     FDIC deposit insurance expense               17,526             81,514             34,375            163,028
     Advertising                                  56,169             21,460            111,156             48,621
     Professional fees                            16,811             43,907             37,187            100,877
     Other expense                               341,609            257,068            643,873            496,064
                                              ----------         ----------         ----------         ----------
              Total other expense              1,424,682          1,266,571          2,715,088          2,453,155
                                              ----------         ----------         ----------         ----------

Income before federal income taxes               491,658            533,787            922,188            999,213

Income tax expense                               117,400            138,466            204,315            245,574
                                              ----------         ----------         ----------         ----------

NET INCOME                                    $  374,258         $  395,321         $  717,873         $  753,639
                                              ==========         ==========         ==========         ==========

Earnings per common share                     $     1.08         $     1.14         $     2.07         $     2.17
                                              ==========         ==========         ==========         ==========


================================================================================


               See notes to the consolidated financial statements.
                                                                              4.

                        COMMERCIAL BANCSHARES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY

================================================================================

                                                                                            Six Months Ended
                                                                                                 June 30,
                                                                                                 --------
                                                                                         1996                1995
                                                                                         ----                ----
Balance at beginning of period                                                  $    14,095,728    $     11,512,387

Net income                                                                              717,873             753,639

Cash dividends declared ($1.00 per common share)                                       (347,152)           (278,089)

Cash paid in lieu of fractional shares in stock split                                   (26,177)

Change in unrealized loss on investment securities
  available for sale                                                                   (903,214)            479,306
                                                                                ---------------    ----------------

Balance at end of period                                                        $    13,537,058    $     12,467,243
                                                                                ===============    ================






================================================================================

               See notes to the consolidated financial statements.

                           COMMERCIAL BANCSHARES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

================================================================================


                                                                                            Six Months Ended
                                                                                                June 30,
                                                                                                --------
                                                                                         1996               1995
                                                                                         ----               ----
NET CASH FROM OPERATING ACTIVITIES                                              $       818,151    $        658,441

INVESTING ACTIVITIES
     Securities available for sale
         Purchases                                                                   (7,007,048)        (20,958,263)
         Maturities and repayments                                                    1,681,495             202,462
         Sales                                                                       19,533,714          17,319,897
     Securities held to maturity
         Purchases                                                                                       (2,676,461)
         Maturities and repayments                                                                        1,815,571
     Net change in loans                                                            (11,581,396)          1,854,970
     Proceeds from sale of premises and equipment                                                               650
     Disposal of premises and equipment                                                 (98,912)
     Bank premises and equipment expenditures                                          (332,366)            (66,788)
     Proceeds from sale of other real estate                                             93,404
     Purchase of life insurance contracts                                                                  (891,822)
                                                                                ---------------    ----------------
           Net cash used by investing activities                                      2,288,891          (3,399,784)
                                                                                ---------------    ----------------

FINANCING ACTIVITIES
     Net change in deposits                                                          (7,149,483)         (1,700,619)
     Net change in short-term borrowings                                              2,690,000
     Dividends paid                                                                    (347,152)            230,000
     Cash paid in lieu of fractional shares                                             (26,177)
                                                                                ---------------    ----------------
           Net cash used by financing activities                                     (4,832,812)         (1,470,619)
                                                                                ---------------    ----------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                              (1,725,770)         (4,211,962)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      6,425,650           9,958,360
                                                                                ---------------    ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $     4,699,880    $      5,746,398
                                                                                ===============    ================



SUPPLEMENTAL DISCLOSURES
     Cash paid during the period for
         Interest                                                               $     3,082,263    $      2,934,585
         Income taxes                                                                   106,000             160,000

================================================================================

               See notes to the consolidated financial statements.

                          COMMERCIAL BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of Commercial Bancshares, Inc. ("Corporation") and its wholly owned subsidiary, The Commercial Savings Bank ("Bank"). All material intercompany accounts and transactions have been eliminated in consolidation.

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Corporation at June 30, 1996, and its results of operations and its cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances. The Annual Report for the Bank for the year ended December 31, 1995, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

INDUSTRY SEGMENT INFORMATION: The Corporation is engaged in the business of banking, which accounts for substantially all of its revenues and assets.

ALLOWANCE FOR LOAN LOSSES: FASB standard No. 114, as amended by standard No. 118, was adopted at January 1, 1995. Under these standards, loans considered to be impaired, as identified according to internal loan review standards, are reduced to the present value of expected future cash flows or to the fair value of collateral by allocating a portion of the allowance for loan losses to such loans. If these allocations cause the allowance for loan losses to require an increase, such an increase will be reported as a provision for loan losses charged to expense. The effect of adopting these standards did not materially affect the allowance for loan losses at January 1, 1995 or for the quarter and year to date periods ended June 30, 1996.

Management analyzes loans on an individual basis and considers a loan to be impaired when it is probable that all principal and interest amounts will not be collected according to the loan contract. Loans which are past due two payments or less and that management feels are probable of being paid current within 90 days are not considered to be impaired loans. As allowed, management excludes all consumer installment, residential mortgage and home equity credit loans less than $200,000 from consideration as impaired.

The carrying values of impaired loans are periodically adjusted to reflect cash payments, revised estimates of future cash flows, and increases in the present value of expected cash flows due to the passage of time. Cash payments representing interest income are reported as such. Other cash payments are reported as reductions in carrying value, while changes in carrying value due to changes in estimates of future payments and the passage of time are reported as increases or decreases to the allowance for loan losses.


================================================================================

                                   (Continued)

                          COMMERCIAL BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impaired loans are fully or partially charged off when, in management's opinion, an event or events have occurred which provide reasonable certainty that a loss is probable.

REAL ESTATE OWNED: Real estate owned, other than that which is used in the normal course of business, is recorded at the lower of cost or fair value, less estimated costs to sell. For real estate acquired through foreclosure, any initial loss is recorded as a charge to the allowance for loan losses prior to being transferred to real estate owned. Any subsequent reduction in fair value is recognized in a valuation allowance by charges to income.

INCOME TAXES: The provision for income taxes is based upon the effective income tax rate expected to be applicable for the entire year.

EARNINGS PER SHARE: Earnings per share was computed by dividing net income by the weighted average number of shares outstanding for the periods ended June 30, 1996 and 1995, which totaled 347,152 shares for both periods. In March 1996, the Board of Directors declared a 25% stock split effected in the form of a dividend, resulting in the issuance of 69,063 shares. The weighted average number of shares outstanding have been restated to retroactively reflect this stock dividend.

NOTE 2 - INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of the investment securities, as presented in the consolidated balance sheet at June 30, 1996 and December 31, 1995 are as follows:

                                                                            June 30, 1996
                                               --------------------------------------------------------------------
                                                                        Gross           Gross           Estimated
                                                   Amortized         Unrealized      Unrealized           Fair
                                                     Cost               Gains          Losses             Value
                                                     ----               -----          ------             -----
SECURITIES AVAILABLE FOR SALE
     U.S. Government obligations               $       510,291    $                $    (28,506)   $        481,785
     Obligations of federal agencies                 8,224,828                         (422,913)          7,801,915
     Obligations of state and political
       subdivisions                                 14,952,823          75,249         (392,627)         14,635,445
     Mortgage-backed securities                     13,026,639                         (392,137)         12,634,502
     Equity investments                                493,690                                              493,690
                                               ---------------    ------------     ------------    ----------------
         Total securities
           available for sale                  $    37,208,271    $     75,249     $ (1,236,183)   $     36,047,337
                                               ===============    ============     ============    ================


================================================================================

                                   (Continued)

                          COMMERCIAL BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


NOTE 2 - INVESTMENT SECURITIES (Continued)

                                                                            June 30, 1996
                                               --------------------------------------------------------------------
                                                                        Gross           Gross           Estimated
                                                   Amortized         Unrealized      Unrealized           Fair
                                                     Cost               Gains          Losses             Value
                                                     ----               -----          ------             -----
SECURITIES HELD TO MATURITY
     Obligations of federal agencies           $     2,708,530    $    147,700     $          0    $      2,856,230
                                               ===============    ============     ============    ================



                                                                          December 31, 1995
                                               -------------------------------------------------------------------
                                                                        Gross           Gross           Estimated
                                                   Amortized         Unrealized      Unrealized           Fair
                                                     Cost               Gains          Losses             Value
                                                    -----               -----          ------             -----
SECURITIES AVAILABLE FOR SALE

     U.S. Government obligations               $     1,006,013                     $     (3,793)   $      1,002,220
     Obligations of federal agencies                11,649,339    $    149,827          (78,002)         11,721,164
     Obligations of state and political
       subdivisions                                 12,435,388         458,592          (27,738)         12,866,242
     Mortgage-backed securities                     25,667,515          31,954         (306,999)         25,392,470
     Equity investments                                627,440                                              627,440
                                               ---------------    ------------     ------------    ----------------
         Total securities
           available for sale                  $    51,385,695    $    640,373     $   (416,532)   $     51,609,536
                                               ===============    ============     ============    ================

SECURITIES HELD TO MATURITY

     Obligations of federal agencies           $     2,696,515    $    253,535     $          0    $      2,950,050
                                               ===============    ============     ============    ================



Proceeds from sales of debt and mortgage-backed securities during the six months ended June 30, 1996 and 1995 were $19,533,714 and $17,319,897, respectively.
Gross gains of $0 and $182,512, and gross losses of $64,000 and $144,228 were realized on the sales during the six months ended June 30, 1996 and 1995, respectively.

During 1995, two U.S. agency securities classified as held to maturity were sold within ninety days of their call date. Proceeds of $1,471,070 from these transactions are reflected as a maturity in the consolidated statement of cash flows. All other sales were of securities classified as available for sale.




================================================================================

                                   (Continued)

                          COMMERCIAL BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 2 - INVESTMENT SECURITIES (Continued)

The amortized cost and estimated fair values of investments in debt securities at June 30, 1996, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay the debt obligations prior to their contractual maturities.

                                                                                                    Estimated
                                                                               Amortized              Fair
                                                                                 Cost                 Value
                                                                                 ----                 -----
AVAILABLE FOR SALE
      Debt securities:
         Due in one year or less                                          $         50,595     $         50,564
         Due in one to five years                                                1,025,291            1,005,945
         Due in five to ten years                                               11,611,190           11,169,425
         Due after ten years                                                    11,000,866           10,693,211
         Mortgage-backed securities                                             13,026,639           12,634,502
                                                                          ----------------     ----------------

             Total debt securities available for sale                     $     36,714,581     $     35,553,647
                                                                          ================     ================
HELD TO MATURITY
      Debt securities:
         Due in five to ten years                                         $      2,708,530     $      2,856,230
                                                                          ================     ================



NOTE 3 - LOANS

Total loans as presented on the balance sheet are comprised of the following classifications:

                                                                     June 30, 1996         December 31, 1995
                                                                     -------------         -----------------
     Commercial and other loans                                  $      55,228,942        $     53,708,832
     Real estate loans                                                  24,095,763              21,376,721
     Consumer and credit card                                           26,553,576              20,166,587
     Home equity loans                                                   3,893,387               3,259,872
                                                                 -----------------        ----------------

         Total loans                                             $     109,771,668        $     98,512,012
                                                                 =================        ================

================================================================================

                                   (Continued)

                          COMMERCIAL BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


NOTE 3 - LOANS (Continued)

The subsidiary Bank is an authorized seller/servicer for the Federal Home Loan Mortgage Corporation (FHLMC). Real estate loans originated and held for sale at June 30, 1996 and December 31, 1995 totaled $561,320 and $677,000, respectively.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

A summary of activity in the allowance for loan losses for the six months ended June 30, 1996 and 1995 is as follows:

                                                                                          1996               1995
                                                                                          ----               ----
Balance - January 1                                                              $       996,131    $       959,604
Loans charged off                                                                       (156,851)          (130,017)
Recoveries                                                                                67,246            115,816
Provision for loan losses                                                                 56,000             60,000
                                                                                 ---------------    ---------------

Balance - June 30                                                                $       962,526    $     1,005,403
                                                                                 ===============    ===============


Information regarding impaired loans is as follows:

                                                                                    June 30,           December 31,
                                                                                      1996                 1995
                                                                                      ----                 ----
Balance of impaired loans                                                        $        58,474    $       256,563

Less portion for which no allowance for loan losses is
  allocated                                                                               34,000            132,278
                                                                                 ---------------    ---------------

Portion of impaired loan balance for which an allowance
  for loan losses is allocated                                                   $        24,474    $       124,285
                                                                                 ===============    ===============

Portion of allowance for loan losses allocated to the
  impaired loan balance                                                          $         1,476    $         9,796
                                                                                 ===============    ===============


Information regarding impaired loans is as follows for the periods ended:

                                                                                         June 30,           December 31,
                                                                                          1996                 1995
                                                                                          ----                 ----
Average investment in impaired loans                                             $       128,351    $       276,216

Interest income recognized on impaired loans including interest
  income recognized on cash basis                                                              0              2,484

Interest income recognized on impaired loans on cash basis                                     0              2,484



================================================================================

                                   (Continued)

                           COMMERCIAL BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


NOTE 5 - CONCENTRATIONS OF CREDIT RISK AND FINANCIAL INSTRUMENTS
WITH OFF-BALANCE SHEET RISK

The Bank grants residential, consumer, and commercial loans to customers located primarily in Wyandot, Marion, Hardin and Hancock Counties in Ohio. Most loans are secured by specific items of collateral including business assets, consumer assets and residences.

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. The contract amount of these instruments is not included in the consolidated financial statements. At June 30, 1996 and December 31, 1995, the contract amount of these instruments, which primarily includes commitments to extend credit and standby letters of credit, totaled approximately $10,436,000 and $9,186,000, respectively. Substantially all commitments to extend credit carry variable interest rates. Since many commitments to make loans expire without being used, the amount does not represent future cash commitments.

The exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to make loans and lines and letters of credit is represented by the contractual amount of those instruments. The Bank follows the same credit policy to make such commitments as is followed for those loans recorded in the financial statements. In management's opinion, these commitments represent normal banking transactions and no material losses are expected to result therefrom. Collateral obtained upon exercise of the commitments is determined using management's credit evaluations of the borrower and may include real estate and/or business or consumer assets.

================================================================================

                           COMMERCIAL BANCSHARES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

===============================================================================

INTRODUCTION

The following discussion focuses on the consolidated financial condition of Commercial Bancshares, Inc. (the Corporation) at June 30, 1996, compared to December 31, 1995, and the consolidated results of operations for the quarterly and six-month periods ending June 30, 1996 compared to the same periods in 1995. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes.

The registrant is not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on the liquidity, capital resources or operations except as discussed herein. Also, the Registrant is not aware of any current recommendations by regulatory authorities which would have such effect if implemented.

FINANCIAL CONDITION

Total assets decreased $5,009,718 or 3.01% from December 31, 1995 to June 30, 1996. Cash and cash equivalents declined $1,725,770 during this period, including a decrease in federal funds of $60,000 for the six-month period.

Substantially all of the total investment portfolio decrease of $15,550,184 occurred in the "available-for-sale" securities portfolio. The large decrease in securities occurred as investments were sold to fund loan growth and deposit outflows during the second quarter of 1996. The Bank classifies debt and marketable equity securities as held to maturity, available for sale, or trading. Securities classified as held to maturity are those that management has the positive intent and ability to hold to maturity. Securities held to maturity are stated at amortized cost. Securities classified as available for sale are those that management intends to sell or could be sold for liquidity, investment management, or similar reasons, even if management does not have a present intention to sell. Securities available for sale are carried at fair value with unrealized gains and losses included as a separate component of shareholders' equity, net of tax.

Gross loans increased $11,259,656 or 11.43% primarily during the second quarter of 1996. Due to an increase in competition for commercial loans in the Bank's market area and a reduction in commercial loan interest rates due to this competition, management has placed an increased emphasis on originating consumer loans. The loan portfolio reflects management's emphasis on consumer loans as installment loans have grown over $6 million during the first six months of 1996. The major portion of the installment loan growth represents indirect loans purchased from auto dealers in the Bank's primary lending area. These loans are subject to the same credit underwriting standards as loans originated directly by the Bank and management has established procedures to monitor the ongoing credit quality of loans purchased from individual dealers.

================================================================================

                          COMMERCIAL BANCSHARES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

===============================================================================


Other real estate of $1,170,000, represents a deed in lieu of foreclosure the Bank executed during the fourth quarter of 1994. Management is actively marketing the commercial property for sale. Real estate owned is recorded at the lower of cost or fair value, less estimated costs to sell.

The increase in accrued interest receivable and other assets of $719,349 during the first six months of 1996 is due primarily to the purchase of single premium life insurance contracts for the implementation of a supplemental retirement program for executive officers. The projected future increase in the cash surrender value of these policies is expected to substantially offset the additional cost of the supplemental retirement program.

Total deposits decreased $7,149,483, or 4.72%, during the first half of 1996. The most significant decline occurred in interest-bearing deposits which fell $4,839,052 to $131,948,804 at June 30, 1996. This decline is a direct result of management's effort to control the interest rate spread and to improve earnings through an increased net interest margin, which is discussed later. Management has implemented steps to concentrate more on marketing and cross selling into lower cost forms of deposits such as business demand deposits. In addition, in order to increase the interest rate spread, management elected not to aggressively price deposits at the time a pool of high rate certificates of deposit matured, and allowed these higher rate deposits to run off. The Bank has applied for membership in the Federal Home Loan Bank to provide additional, alternative sources of funds should funding needs arise.

RESULTS OF OPERATIONS

Net income for the six-month period ending June 30, 1996 stood at $717,873, compared to $753,639 during the same period in 1995. Second quarter income in 1996 was $374,258 as compared to $395,321 during the same three-month period in 1995. Earnings per share decreased, by $.06 per share, for the second quarter 1996 as compared to 1995 and the six-month period ending June 30, 1996 also showed a decrease in earnings per share from $2.17 in 1995 to $2.07 in 1996. Discussed below are the major factors which have influenced these operating results.

================================================================================

                          COMMERCIAL BANCSHARES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

===============================================================================


NET INTEREST INCOME

Net interest income, the primary source of earnings, is the amount by which interest and fees on loans and investments exceed the interest cost of deposits and other borrowings obtained to fund them. Net interest income is affected by the volume and composition of earning assets and interest-bearing liabilities as well as the level of noninterest-bearing demand deposits and shareholders' equity. Also impacting net interest income is the susceptibility of interest-earning assets and interest-bearing liabilities to changes in the general market level of interest rates. Management attempts to manage the repricing of assets and liabilities so as to achieve a stable level of net interest income and soften the effect of significant changes in the market level of interest rates. This is accomplished through the pricing and promotion of various loan and deposit products as well as the active management of the Bank's portfolio of investment securities available for sale.

Interest income for the second quarter 1996 stood at $3,154,195 as compared to $3,063,524 during the same period in 1995, an increase of $90,671. During the same period, interest expense decreased $62,073 from $1,512,539 in 1995 to $1,450,466 in 1996. Interest income and interest expense for the six months ended June 30, 1996 increased $176,286 or 2.91% and $88,822 or 3.02%, respectively, over the same period in 1995. The decline in interest expense is the result of the run off of high rate certificates of deposit as previously discussed. Should this deposit run off continue, management may respond by raising interest rates, thus increasing interest expense.

The loan loss provision increased $10,000 in the second quarter 1996 compared to 1995 as a result of loan growth and is down $4,000 for the first six months of 1996 as compared to the same period in 1995. Management has determined that the loan loss provision is adequate at June 30, 1996 through its analysis of specific problem loans, historical charge-off experience and local economic trends. If loan growth continues to exceed expectations, the provisions for loan losses for the remainder of 1996 may be increased to increase the reserve for loan loss balance.

NONINTEREST INCOME

Total second quarter noninterest income of $242,611 represents a decrease of $26,762 from the same period in 1995. This is due to a decrease in service charges on deposit accounts and security gains. Also, in the second quarter of 1996, gains on sales of loans which are included in other miscellaneous income, declined in reaction to higher interest rates in the fixed rate loan market.

Total other income is up $93,444 for the first six months of 1996 as compared to the same period in 1995. This is primarily a result of the gains on the sale of loans, a gain resulting from the sale of an other real estate owned property and higher gains from sales of investments.


================================================================================

                          COMMERCIAL BANCSHARES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

===============================================================================


NONINTEREST EXPENSE

Total noninterest expense increased $261,933 or 10.68% for the first six months of 1996 compared to the same period in 1995. For the second quarter 1996, noninterest expense increased $158,111 or 12.48% from the same time period in 1995. The most significant increases occurred in the areas of salaries and benefits, occupancy, furniture and equipment and advertising. These increases are largely attributed to the opening of the Bank's second full service office in Marion, Ohio in the second quarter of 1996. In addition, data processing has continued to increase as management has made the decision to outsource more back room operations to their data processing center. The increase in data processing expense represents some one time conversion costs as well as additional ongoing costs. The move to outsource certain operations is intended to provide future cost savings in the Bank's personnel costs as well as other operating costs.

A possible future expense item could result from the proposed one-time assessment of additional FDIC premiums related to the SAIF-insured deposits purchased by the Bank in 1992. At the time of acquisition, management used the provisions of the Oakar amendment to avoid additional FDIC insurance charges and left the deposits in the SAIF fund. A one-time charge of 85 basis points is currently being proposed for those institutions with SAIF deposits to bolster the fund. Based on the approximately $29 million of SAIF insured deposits held by the Bank at June 30, 1996, a one time assessment of 85 basis points would cause an additional expense of approximately $246,000 if this proposed plan is adopted. During the first half of 1996, management recognized a reduction of FDIC premiums of $128,653 as compared to June 30, 1995 due to the virtual elimination of FDIC premiums for BIF-insured deposits.

CAPITAL RESOURCES

Total shareholders' equity decreased $558,670 or 3.96% during the first half of 1996. The decrease is primarily a result of a decrease in the market value of the available-for-sale investment portfolio. Year to date net income of $717,873 increased equity but was partially offset by the payment of a cash dividend of $1.00 per common share in the first half of 1996. Shareholders' equity to total assets was 8.39% at June 30, 1996 compared to 8.48% at December 31, 1995.

Banking regulations have established minimum capital requirements for banks including risk-based capital ratios and leverage ratios. As of December 31, 1995, risk-based capital regulations require all banks to have a minimum total risk-based capital ratio of 8% with half of the capital composed of core capital. Minimum leverage ratio requirements range from 3% to 5% of total assets. Conceptually, risk-based capital requirements assess the risk to its capital. Core capital, or Tier 1 capital, includes common equity, perpetual preferred stock and minority interest that are held by others in consolidated subsidiaries minus intangible assets. Supplementary capital, or Tier 2 capital, includes core capital, and such items as mandatory convertible securities, subordinated debt, and the allowance for loans and lease losses, subject to certain limitations.

================================================================================

                          COMMERCIAL BANCSHARES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

===============================================================================


Qualified Tier 2 capital can equal up to 100% of an institution's Tier 1 capital with certain limitations in meeting the total risk-based capital requirements. At June 30, 1996, the Bank's leverage ratio was 8.74% and the risk-based capital ratio was in excess of 13%, both of which exceeded the minimum regulatory requirements.

LIQUIDITY

Liquidity management for the Bank centers around the assurance that funds are available to meet the loan and deposit needs of its customers and the Bank's other financial commitments.

Cash and cash equivalents at June 30, 1996 stood at $4,699,880, which includes deposits in other banks and federal funds sold. Refer to the Statement of Cash Flows contained within this report.

A standard measure of liquidity is the relationship of loans to deposits. Lower ratios indicate greater liquidity. At June 30, 1996, the ratio of loans to deposits was 75.98%, considered an acceptable level of liquidity by management.

================================================================================

                           COMMERCIAL BANCSHARES, INC.
                                   FORM 10-QSB
                           Quarter ended June 30, 1996
                           PART II - OTHER INFORMATION

===============================================================================


Item 1 -   Legal Proceedings:
           There are no matters required to be reported under this item.

Item 2 -   Changes in Securities:
           There are no matters required to be reported under this item.

Item 3 -   Defaults Upon Senior Securities:
           There are no matters required to be reported under this item.

Item 4 -   Submission of Matters to a Vote of Security Holders:

           On April 10, 1996, the Annual Meeting of the Shareholders of the Corporation was held. The following members of the Board of Directors of the Corporation were elected by the votes set forth below for terms expiring in 1999.

           Director             Votes for    Votes against     Votes withheld
           --------             ---------    -------------     --------------
           Daniel E. Berg        191,200         430               86,459
           Loren H. Dillon       190,895         735               86,459
           Mark Dillon           191,200         430               86,459
           William T. Gillen     191,128         502               86,459

Item 5 -   Other Information:
           There are no matters required to be reported under this item.

Item 6 -   Exhibits and Reports on Form 8-K:
           (a) Exhibit 11, Statement re: computation of per share earnings. (Reference is hereby made to Consolidated Statements of Income on page 5, hereof.)

           (b) A Form 8-K was filed on March 31, 1996 to report a 25% stock split to shareholders of record as of March 15, 1996.

           (c)    Exhibit No. 27

================================================================================

                           COMMERCIAL BANCSHARES, INC.

                                   SIGNATURES

================================================================================


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    COMMERCIAL BANCSHARES, INC.
                                    ------------------------------------------
                                    (Registrant)

Date:
     ---------------------------    ------------------------------------------
                                    (Signature)
                                    Raymond E. Graves
                                    President and Chief Executive Officer

Date:
     ---------------------------    ------------------------------------------
                                    (Signature)
                                    Philip W. Kinley
                                    Vice President and Chief Financial Officer




================================================================================

                           COMMERCIAL BANCSHARES, INC.

                                   SIGNATURES

================================================================================


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    COMMERCIAL BANCSHARES, INC.
                                    ------------------------------------------
                                    (Registrant)



Date:                               /s/ Raymond E. Graves
     ---------------------------    ------------------------------------------
                                    (Signature)
                                    Raymond E. Graves
                                    President and Chief Executive Officer



Date:                               /s/ Philip W. Kinley
     ---------------------------    ------------------------------------------
                                    (Signature)
                                    Philip W. Kinley
                                    Vice President and Chief Financial
                                    Officer




================================================================================

                           COMMERCIAL BANCSHARES, INC.


                                Index to Exhibits

================================================================================

Exhibit 11, Statement re: computation of per share earnings. (Reference is hereby made to Consolidated Statements of Income on page 5, hereof.)

Exhibit No. 27












================================================================================