Form 10QSB
period 1996-09-30
COMMERCIAL BANCSHARES INC \OH\
filed 1996-11-14
CIK 1009976

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         For the quarterly period ended:
                               SEPTEMBER 30, 1996


                         Commission file number: 0-27894
                                                ___________


                           Commercial Bancshares, Inc.
                  _____________________________________________
        (Exact name of small business issuer as specified in its charter)

                       Ohio                                                          34-1787239
____________________________________________________                  _________________________________________
          (State or other jurisdiction of                              (I.R.S. Employer Identification Number)
          incorporation or organization)

               118 S. Sandusky Street, Upper Sandusky, Ohio 43351
               __________________________________________________
                    (Address of principal executive offices)

                                 (419) 294-5781
                           ___________________________
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         /x/  Yes            / /   No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


Common stock, $12.50 par value           Outstanding at October 31, 1996:
                                                 347,152 common shares
                                                 -------

Transitional Small Business Disclosure Format:

                         / /  Yes            /x/   No

                           COMMERCIAL BANCSHARES, INC.

                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 1996




                         Part I -- Financial Information


Interim financial information required by Regulation 228.310-3(b) of Regulation S-B is included in this Form 10-QSB as referenced below:



ITEM 1 -- FINANCIAL STATEMENTS                                             Page
                                                                           ----

Consolidated Balance Sheets .............................................    3

Consolidated Statements of Income .......................................    4

Condensed Consolidated Statements of Changes in
     Shareholders' Equity ...............................................    5

Condensed Consolidated Statements of Cash Flows .........................    6

Notes to the Consolidated Financial Statements ..........................    7


ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS ..........................   13




                          Part II -- Other Information

Other Information .......................................................   18

Signatures ..............................................................   19

                           COMMERCIAL BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                                     September 30,         December 31,
                                                                         1996                  1995
                                                                         ----                  ----

ASSETS
Cash and due from banks                                             $   4,951,949         $   5,635,650
Federal funds sold                                                      1,535,000               790,000
                                                                    -------------         -------------
     Total cash and cash equivalents                                    6,486,949             6,425,650
Investment securities available for sale, at
  fair value (Note 2)                                                  37,877,991            51,609,536
Investment securities held to maturity (Estimated
  fair values of $2,856,530 in 1996 and $2,950,050
  in 1995) (Note 2)                                                     2,716,208             2,696,515
Total loans (Note 3)                                                  115,903,382            98,512,012
Allowance for loan losses (Note 4)                                       (975,852)             (996,131)
                                                                    -------------         -------------
     Net loans                                                        114,927,530            97,515,881
Premises and equipment, net                                             4,185,877             3,895,830
Other real estate                                                       1,160,000             1,180,000
Intangible assets                                                         381,203               415,857
Accrued interest receivable and other assets                            3,244,098             2,556,900
                                                                    -------------         -------------

         Total assets                                               $ 170,979,856         $ 166,296,169
                                                                    =============         =============

LIABILITIES
Deposits
     Noninterest-bearing deposits                                   $  12,850,153         $  14,834,310
     Interest-bearing deposits                                        143,415,331           136,787,856
                                                                    -------------         -------------
         Total deposits                                               156,265,484           151,622,166
Accrued interest payable and other liabilities                            815,121               578,275
                                                                    -------------         -------------
         Total liabilities                                            157,080,605           152,200,441
                                                                    -------------         -------------

SHAREHOLDERS' EQUITY
Common stock ($12.50 par value; 1,000,000 shares authorized;
347,152 shares issued in 1996 and 278,089 shares issued in
1995)                                                                   4,339,400             3,476,113
Additional paid-in capital                                              3,476,113             3,476,113
Retained earnings                                                       6,917,309             7,192,100
Unrealized loss on investment securities available for sale              (833,571)              (48,598)
                                                                    -------------         -------------
         Total shareholders' equity                                    13,899,251            14,095,728
                                                                    -------------         -------------

         Total liabilities and shareholders' equity                 $ 170,979,856         $ 166,296,169
                                                                    =============         =============


               See notes to the consolidated financial statements.

                           COMMERCIAL BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME


                                                    Three Months Ended                   Nine Months Ended
                                                       September 30,                        September 30,
                                                  ----------------------              ------------------------
                                                  1996              1995              1996                1995
                                                  ----              ----              ----                ----
INTEREST INCOME
     Interest and fees on loans             $     2,618,145    $    2,241,938     $    7,361,563    $     6,477,161
     Interest dividends on investment
       securities
         Taxable                                    402,253           710,045          1,445,301          2,139,702
         Nontaxable                                 184,750           180,739            570,837            491,597
     Other interest income                           12,341            30,899             65,963            105,050
                                            ---------------    --------------     --------------    ---------------
              Total interest income               3,217,489         3,163,621          9,443,664          9,213,510
                                            ---------------    --------------     --------------    ---------------

INTEREST EXPENSE
     Interest on deposits                         1,528,950         1,586,654          4,557,855          4,527,214
     Other interest expense                          28,032               288             31,556              3,336
                                            ---------------    --------------     --------------    ---------------
              Total interest expense              1,556,982         1,586,942          4,589,411          4,530,550
                                            ---------------    --------------     --------------    ---------------

NET INTEREST INCOME                               1,660,507         1,576,679          4,854,253          4,682,960

Provision for loan losses (Note 4)                   30,000            40,000             86,000            100,000
                                            ---------------    --------------     --------------    ---------------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                 1,630,507         1,536,679          4,768,253          4,582,960
                                            ---------------    --------------     --------------    ---------------

OTHER INCOME
     Service charges on
       deposit accounts                             163,332           175,414            479,643            498,931
     Investment security gains/
       (losses), net                                (19,726)           60,947             44,275             99,231
     Other income                                    25,115            25,176            144,333             69,461
                                            ---------------    --------------     --------------    ---------------
              Total other income                    168,721           261,537            668,251            667,623
                                            ---------------    --------------     --------------    ---------------

OTHER EXPENSE
     Salaries and employee benefits                 580,945           523,622          1,840,779          1,655,095
     Occupancy, furniture and
       equipment                                    132,510           130,296            370,914            328,857
     State taxes                                     70,941            56,169            198,303            164,074
     Data processing                                125,699           155,558            388,596            362,184
     FDIC deposit insurance expense                 162,604             9,375            196,979            172,403
     Professional fees                               16,145            23,855             53,332            124,732
     Other operating expense                        394,420           361,920          1,149,449            906,606
                                            ---------------    --------------     --------------    ---------------
              Total other expense                 1,483,264         1,260,795          4,198,352          3,713,951
                                            ---------------    --------------     --------------    ---------------

Income before federal income taxes                  315,964           537,421          1,238,152          1,536,632

Income tax expense                                   71,900           124,157            276,215            369,731
                                            ---------------    --------------     --------------    ---------------

NET INCOME                                  $       244,064    $      413,264     $      961,937    $     1,166,901
                                            ===============    ==============     ==============    ===============

Earnings per common share                   $          0.70    $         1.19     $         2.77    $          3.36
                                            ===============    ==============     ==============    ===============


               See notes to the consolidated financial statements.

                           COMMERCIAL BANCSHARES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY


                                                                 Nine Months Ended
                                                                   September 30,
                                                              ----------------------
                                                              1996              1995
                                                              ----              ----

Balance at beginning of period                            $ 14,095,728      $ 11,512,387

Net income                                                     961,937         1,166,901

Cash dividends declared
  ($1.00 per common share)                                    (347,152)         (278,089)

Cash paid in lieu of fractional shares in stock split          (26,289)

Change in unrealized loss on investment
  securities available for sale                               (784,973)          955,534
                                                          ------------      ------------

Balance at end of period                                  $ 13,899,251      $ 13,356,733
                                                          ============      ============


               See notes to the consolidated financial statements.

                           COMMERCIAL BANCSHARES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                            Nine Months Ended
                                                               September 30,
                                                          ----------------------
                                                          1996              1995
                                                          ----              ----

NET CASH FROM OPERATING ACTIVITIES                    $ (1,897,365)     $    969,026

INVESTING ACTIVITIES
     Securities available for sale
         Purchases                                     (14,782,205)      (26,899,319)
         Maturities and repayments                       1,903,372           223,576
         Sales                                          25,312,504        25,913,240
     Securities held to maturity
         Purchases                                                        (2,676,461)
         Maturities and repayments                                         2,299,764
     Net change in loans                               (14,323,134)         (960,966)
     Proceeds from sale of premises and equipment                              4,900
     Bank premises and equipment expenditures             (515,154)         (112,261)
     Proceeds from sale of foreclosed real estate           93,404
     Purchase of life insurance contracts                                   (891,822)
                                                      ------------      ------------
           Net cash used by investing activities        (2,311,213)       (3,099,349)
                                                      ------------      ------------

FINANCING ACTIVITIES
     Net change in deposits                              4,643,318          (448,268)
     Dividends paid                                       (347,152)         (278,089)
     Cash paid in lieu of fractional shares                (26,289)
                                                      ------------      ------------
           Net cash used by financing activities         4,269,877          (726,357)
                                                      ------------      ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                     61,299        (2,856,680)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         6,425,650         9,958,360
                                                      ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $  6,486,949      $  7,101,680
                                                      ============      ============



SUPPLEMENTAL DISCLOSURES
     Cash paid during the period for
         Interest                                     $  4,582,367      $  4,467,269
         Income taxes                                      192,000           325,000

                           COMMERCIAL BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of Commercial Bancshares, Inc. ("Corporation") and its wholly owned subsidiary, The Commercial Savings Bank (the "Bank"). All material intercompany accounts and transactions have been eliminated in consolidation.

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Corporation at September 30, 1996, and its results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances. The Annual Report for the Bank for the year ended December 31, 1995, contains financial statements and related notes that should be read in conjunction with the accompanying consolidated financial statements.

Industry Segment Information: The Corporation is engaged in the business of banking, which accounts for substantially all of its revenues and assets.

Allowance for Loan Losses: FASB standard No. 114, as amended by standard No. 118, was adopted at January 1, 1995. Under these standards, loans considered to be impaired, as identified according to internal loan review standards, are reduced to the present value of expected future cash flows or to the fair value of collateral by allocating a portion of the allowance for loan losses to such loans. If these allocations cause the allowance for loan losses to require an increase, such an increase will be reported as a provision for loan losses charged to expense. The effect of adopting this standard did not materially affect the allowance for loan losses at January 1, 1995 or for the quarter and year to date periods ended September 30, 1996.

Management analyzes loans on an individual basis and considers a loan to be impaired when it is probable that all principal and interest amounts will not be collected according to the loan contract. Loans which are past due two payments or less and that management feels are probable of being paid current within 90 days are not considered to be impaired loans. As allowed, management excludes all consumer installment, residential mortgage, home equity and credit loans less than $200,000 from consideration as impaired.


                                   (Continued)

                           COMMERCIAL BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Impaired loans are fully or partially charged off when, in management's opinion, an event or events have occurred which provide reasonable certainty that a loss is probable. When management determines that a loss is probable, a full or partial charge-off is recorded for the amount the book value of the impaired loan exceeds the present value of the cash flows or the fair value of the collateral, for collateral dependent loans.

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

Earnings per Share: Earnings per share was computed by dividing net income by the weighted average number of shares outstanding for the periods ended September 30, 1996 and 1995, which totaled 347,152 shares for both periods. In March 1996, the Board of Directors declared a 25% stock split effected in the form of a dividend, resulting in the issuance of 69,063 shares. The weighted average number of shares outstanding have been restated to retroactively reflect this stock dividend.


                                   (Continued)

                           COMMERCIAL BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 -- INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of the investment securities, as presented in the consolidated balance sheet at September 30, 1996 and December 31, 1995 are as follows:

                                                                       September 30, 1996
                                           ------------------------------------------------------------------------
                                                                     Gross            Gross            Estimated
                                                Amortized         Unrealized       Unrealized            Fair
                                                  Cost               Gains           Losses              Value
                                                  ----               -----           ------              -----

SECURITIES AVAILABLE FOR SALE
     U.S. Government obligations           $        509,771                       $     (24,191)   $        485,580
     Obligations of federal agencies              8,224,301                            (328,466)          7,895,835
     Obligations of state and
       political subdivisions                    15,696,392    $      156,463          (254,744)         15,598,111
     Mortgage-backed securities                  13,851,082            10,415          (550,516)         13,310,981
     Equity investments                             587,484                                                 587,484
                                           ----------------    --------------     -------------    ----------------
         Total securities
           available for sale              $     38,869,030    $      166,878     $  (1,157,917)   $     37,877,991
                                           ================    ==============     =============    ================

SECURITIES HELD TO MATURITY
     Obligations of federal agencies       $      2,716,208    $      140,322                      $      2,856,530
                                           ================    ==============                      ================

                                                                    December 31, 1995
                                           ------------------------------------------------------------------------
                                                                    Gross            Gross           Estimated
                                               Amortized         Unrealized        Unrealized           Fair
                                                 Cost               Gains            Losses             Value
                                                 ----               -----            ------             -----
SECURITIES AVAILABLE FOR SALE
     U.S. Government obligations           $      1,006,013                       $      (3,793)   $    1,002,220
     Obligations of federal agencies             11,649,339    $      149,827           (78,002)       11,721,164
     Obligations of state and
        political subdivisions                   12,435,388           458,592           (27,738)       12,866,242
     Mortgage-backed securities                  25,667,515            31,954          (306,999)       25,392,470
     Equity investments                             627,440                                               627,440
                                           ----------------    --------------     -------------    --------------
         Total securities
           available for sale              $     51,385,695    $      640,373     $    (416,532)   $   51,609,536
                                           ================    ==============     =============    ==============

SECURITIES HELD TO MATURITY
     Obligations of federal agencies       $      2,696,515    $      253,535                      $    2,950,050
                                           ================    ==============                      ==============


                                   (Continued)

                           COMMERCIAL BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 2 -- INVESTMENT SECURITIES (Continued)

Proceeds from sales of debt securities available for sale during the nine months ended September 30, 1996 and 1995 were $25,312,504 and $25,913,240, respectively. Gross gains of $295,724 and $334,261, and gross losses of $339,999 and $235,030 were realized on the sales during the nine months ended September 30, 1996 and 1995, respectively.

During 1995, two U.S. agency securities classified as held to maturity were sold within ninety days of their call date. Proceeds of $1,471,070 from these transactions are reflected as a maturity in the consolidated statement of cash flows. All other sales were of securities classified as available for sale.

The amortized cost and estimated fair values of investments in debt securities at September 30, 1996, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay the debt obligations prior to their contractual maturities.

                                                                                            Estimated
                                                                        Amortized             Fair
                                                                          Cost                Value
                                                                          ----                -----
         AVAILABLE FOR SALE
              Debt securities
                  Due in one to five years                           $        509,771    $      485,580
                  Due in five to ten years                                 10,757,822        10,435,520
                  Due after ten years                                      13,162,871        13,058,426
                  Mortgage-backed securities                               13,851,082        13,310,981
                                                                     ----------------    --------------

                      Total debt securities available for sale       $     38,281,546    $   37,290,507
                                                                     ================    ==============

         HELD TO MATURITY
              Debt securities:
                  Due in five to ten years                           $      2,716,208    $    2,856,530
                                                                     ================    ==============



                                   (Continued)

                           COMMERCIAL BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 -- LOANS

Total loans as presented on the balance sheet are comprised of the following classifications:

                                             September 30, 1996           December 31, 1995
                                             ------------------           -----------------

         Commercial and other loans           $     55,722,594            $     53,708,832
         Real estate loans                          23,595,743                  21,376,721
         Consumer and credit card                   32,293,578                  20,166,587
         Home equity loans                           4,291,467                   3,259,872
                                              ----------------            ----------------

           Total loans                        $    115,903,382            $     98,512,012
                                              ================            ================

The subsidiary Bank is an authorized seller/servicer for the Federal Home Loan Mortgage Corporation (FHLMC). Real estate loans originated and held for sale at September 30, 1996 and December 31,1995 totaled $3,918,500 and $677,000, respectively.


NOTE 4 -- ALLOWANCE FOR LOAN LOSSES

A summary of activity in the allowance for loan losses for the nine months ended September 30, 1996 and 1995 is as follows:

                                                     1996                1995
                                                     ----                ----

         Balance -- January 1                   $      996,131       $    959,604
         Loans charged off                            (180,086)          (139,285)
         Recoveries                                     73,807            123,657
         Provision for loan losses                      86,000            100,000
                                                --------------       ------------

         Balance -- September 30                $      975,852       $  1,043,976
                                                ==============       ============

Information regarding impaired loans is as follows:

                                                                      September 30,    December 31,
                                                                          1996             1995

         Balance of impaired loans                                     $  51,933       $  256,563

              Less portion for which no allowance for loan
                losses is allocated                                       34,000          132,278

              Portion of impaired loan balance for which an
                allowance for loan losses is allocated                 $  17,933       $  124,285

              Portion of allowance for loan losses allocated
                to the impaired loan balance                           $   1,030       $    9,796
                                                                       =========       ==========


                                   (Continued)

                           COMMERCIAL BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 -- ALLOWANCE FOR LOAN LOSSES (Continued)

Information regarding impaired loans is as follows for the period ended:

                                                                     September 30,    December 31,
                                                                         1996             1995

         Average investment in impaired loans                          $  91,580       $ 276,216

         Interest income recognized on impaired loans
           including interest income recognized on cash
           basis                                                               0           2,484

         Interest income recognized on impaired loans on
           cash basis                                                          0           2,484

NOTE 5 -- CONCENTRATIONS OF CREDIT RISK AND FINANCIAL INSTRUMENTS
WITH OFF-BALANCE SHEET RISK

The Bank grants residential, consumer and commercial loans to customers located primarily in Wyandot, Marion, Hardin and Hancock Counties in Ohio. Most loans are secured by specific items of collateral including business assets, consumer assets and residences.

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. The contract amount of these instruments is not included in the consolidated financial statements. At September 30, 1996 and December 31, 1995, the contract amount of these instruments, which primarily includes commitments to extend credit and standby letters of credit, totaled approximately $14,345,000 and $9,186,000, respectively. Substantially all commitments to extend credit carry variable interest rates. Since many commitments to make loans expire without being used, the amount does not represent future cash commitments.

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

                           COMMERCIAL BANCSHARES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


INTRODUCTION

The following discussion focuses on the consolidated financial condition of Commercial Bancshares, Inc. (the Corporation) at September 30, 1996, compared to December 31, 1995, and the consolidated results of operations for the quarterly and nine-month period ending September 30, 1996 compared to the same periods in 1995. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements and related footnotes.

The registrant is not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on the liquidity, capital resources or operations except as discussed herein. Also, the Registrant is not aware of any current recommendations by regulatory authorities that would have such effect if implemented.


FINANCIAL CONDITION

Total assets increased modestly by $4,683,687 or 2.82% from December 31, 1995 to September 30, 1996. However, individual asset categories changed more dramatically as discussed below.

Investment securities available for sale declined by $13,731,545 or 26.6% as management sold securities to fund loan growth during the second and third quarters of 1996. Securities sold were primarily mortgage-backed obligations and to a lessor extent obligations of federal agencies. Management does not expect this trend to continue. Future loan growth is expected to be funded by increases in core deposits. This will likely require an increase in rates offered on certain deposit products and may cause a narrowing of the Bank's historical net interest margin. However, this strategy is expected to result in an increasing return on equity since the shareholders' equity is leveraged across a larger asset base.

Gross loans increased $17,391,370 or 17.7% during the first nine months of 1996. The most significant increases occurred in the installment and credit card portfolios which combined to increase $12,126,991 or 60.1% during the first nine months of 1996. This reflects management's continued emphasis on growing the consumer area due to the increased competition in the commercial lending area. The major portion of the installment loan growth represents indirect loans purchased from auto dealers in the Bank's primary lending area. These loans are subject to the same credit underwriting standards as loans originated directly be the Bank and management has established procedures to monitor the ongoing credit quality of loans purchased form individual dealers. While management aggressively competes for quality commercial loans, commercial loans only increased $2,013,762 or 3.8% during the first nine months of 1996. Real estate loans increased $2,219,022 or 10.4%, including $3,918,500 of loans held for sale. The Bank sells the majority of its fixed rate real estate loans into the secondary market while retaining servicing rights.

                           COMMERCIAL BANCSHARES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


In May 1995, the Financial Accounting Standards Board issued its Statement on Financial Accounting Standards (FASB) No. 122, "Accounting for Mortgage Servicing Rights" which requires companies that engage in mortgage banking activities to recognize, as separate assets, rights to service mortgage loans for others. This Statement was adopted by the Corporation in 1996 and was applied prospectively to rights arising from loans sold by the Bank after adoption of the Statement. The impact of this pronouncement on the Corporation's financial statements is not material for any period presented.

In June 1996, the FASB issued Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The standard provides that, following a transfer of financial assets, an entity is to recognize the financial and servicing assets it controls and the liabilities it has incurred, derecognize financial assets when control has been surrendered and derecognize liabilities when extinguished. The Statement is effective for transactions occurring after December 31, 1996. The adoption of this pronouncement is not expected to have a material impact on the Corporation's consolidated financial statements.

The increase in accrued interest receivable and other assets of $687,198 during the first nine months of 1996 is due primarily to the purchase of single premium life insurance contracts for the implementation of a supplemental retirement program for executive officers. The projected increase in the cash surrender value of these policies is expected to substantially offset the cost of the supplemental retirement program.

Total deposits increased $4,643,318, or 3.06%, during the first nine months of 1996. The increase in interest-bearing deposits of $6,627,475 for the period ended September 30, 1996 was offset by a decrease in noninterest bearing deposits of $1,984,157.

The resulting runoff of interest-bearing time deposits that matured in the second quarter was greater than anticipated. The Bank implemented various time deposit specials during the third quarter that led to the net increase in deposits. Management continues to emphasize marketing and cross selling of non-interest bearing demand accounts and its lower rate interest-bearing deposit products. As noted previously, management intends to adopt a strategy of more aggressively pricing deposits in order to fund loan demand and better leverage the capital base. The Bank has been approved for membership into the Federal Home Loan Bank to provide additional, alternative sources of funds should funding needs arise.


RESULTS OF OPERATIONS

Net income for the nine-month period ending September 30, 1996 stood at $961,937 compared to $1,166,901 during the same period in 1995. Third quarter income in 1996 was $244,064 as compared to $413,264 during the same three-month period in 1995. Earnings per share decreased by $.59 per share for the nine-month period ending September 30, 1996 and decreased by $.49 per share for the three-month period ending September 30, 1996 as compared to the same time period in 1995. Discussed below are the major factors which have influenced these operating results.

                           COMMERCIAL BANCSHARES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


Net interest income, the primary source of earnings, is the amount by which interest and fees on loans and investments exceed the interest cost of deposits and other borrowings obtained to fund them. Net interest income is affected by the volume and composition of earning assets and interest-bearing liabilities as well as the level of noninterest-bearing demand deposits and shareholders' equity. Also impacting net interest income is the susceptibility of interest-earning assets and interest-bearing liabilities to changes in the general market level of interest rates. Management attempts to manage the repricing of assets and liabilities so as to achieve a stable level of net interest income and reduce the effect of significant changes in the market level of interest rates. This is accomplished through the pricing and promotion of various loan and deposit products as well as the active management of the Bank's portfolio of investment securities available for sale.

Interest income for the third quarter 1996 stood at $3,217,489 as compared to $3,163,621 during the same period 1995, an increase of $53,868. During the same time period, interest expense decreased $29,960 from $1,586,942 in 1995 to $1,556,982 in 1996. Interest income and interest expense for the nine months ended September 30, 1996 increased $230,154 or 2.49% and $58,861 or 1.30%, respectively, over the same period in 1995. The increase in interest income is the result of shifting funds from investment securities to higher yielding loans and receiving FHLB dividends. The decline in interest expense is the result of the run off of high rate certificates of deposit.

Loan loss provision declined $10,000 in the third quarter 1996 compared to 1995 and is down $14,000 for the first nine months of 1996 compared to the same period in 1995. Management has determined that loan loss provision is adequate at September 30, 1996 through its analysis of specific problem loans, historical charge-off experience and local economic trends. If loan growth continues to exceed expectations, the provisions for loan losses may be increased.


NONINTEREST INCOME

Total third quarter noninterest income of $168,721 represents a decrease of $92,816 over the same period in 1995. The primary reason for this decrease is due to investment security losses. Total other income is nearly unchanged for the first nine months of 1996 as compared to the same period in 1995. The decrease in service charges on deposit accounts and securities gains was offset by gains on sales of loans and a gain on sale of other real estate.


NONINTEREST EXPENSE

Total noninterest expense increased $484,401 or 13.04% for the first nine months of 1996 compared to the same period in 1995. For the third quarter 1996, noninterest expense increased $222,469 or 17.65% from the same time period last year. The most significant increases occurred in areas of salaries and benefits, occupancy, furniture and equipment and other operating expense attributed to the opening of the Bank's second full service office in Marion, Ohio in the second quarter of 1996.

                           COMMERCIAL BANCSHARES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


Also, in the third quarter of 1996, the Bank incurred a one-time special assessment of $154,011 related to deposits insured by the Savings Association Insurance Fund (SAIF) that were purchased by the Bank in 1992. This one-time assessment was part of a plan adopted by Congress to recapitalize SAIF. Also, as a part of this plan, the ongoing insurance premiums for deposits insured by SAIF are expected to drop to $.065 per $100 from the present $.23, effective January 1, 1997.


CAPITAL RESOURCES

Total shareholders' equity decreased $196,477 or 1.39% during the first three quarters of 1996. The decrease is primarily a result of a decrease in the market value of the available-for-sale investment portfolio. Year-to-date net income of $961,937 increased equity but was partially offset by the payment of a cash dividend of $1.00 per common share in the first half of 1996. Shareholders' equity to total assets was 8.13% at September 30, 1996 compared to 8.48% at December 31, 1995.

Banking regulations have established minimum capital requirements for banks including risk-based capital ratios and leverage ratios. As of December 31, 1995, risk-based capital regulations require all banks to have a minimum total risk-based capital ratio of 8% with half of the capital composed of core capital. Minimum leverage ratio requirements range from 3% to 5% of total assets. Conceptually, risk-based capital requirements assess the risk to its capital. Core capital, or Tier 1 capital, includes common equity, perpetual preferred stock and minority interests that are held by others in consolidated subsidiaries minus intangible assets. Supplementary capital, or Tier 2 capital, includes core capital and such items as mandatory convertible securities, subordinated debt and the allowance for loans and lease losses, subject to certain limitations. Qualified Tier 2 capital can equal up to 100% of an institution's Tier 1 capital with certain limitations in meeting the total risk-based capital requirements. At September 30, 1996, the Bank's leverage ratio was 8.39% and the risk-based capital ratio was in excess of 13% both of which exceeded the minimum regulatory requirements.


LIQUIDITY

Liquidity management for the Bank centers around the assurance that funds are available to meet the loan and deposit needs of its customers and the Bank's other financial commitments.

Cash and cash equivalents at September 30, 1996 stood at $6,486,949 which includes deposits in other banks and federal funds sold. Refer to the Statement of Cash Flows contained within this report.

A standard measure of liquidity is the relationship of loans to deposits. Lower ratios indicate greater liquidity. At September 30, 1996, the ratio of loans to deposits was 74.17%, considered an acceptable level of liquidity by management.

                           COMMERCIAL BANCSHARES, INC.
                                   FORM 10-QSB
                        Quarter ended September 30, 1996
                          PART II -- OTHER INFORMATION



Item 1 --      Legal Proceedings:
               There are no matters required to be reported under this item.

Item 2 --      Changes in Securities:
               There are no matters required to be reported under this item.

Item 3 --      Defaults Upon Senior Securities:
               There are no matters required to be reported under this item.

Item 4 --      Submission of Matters to a Vote of Security Holders: There
               are no matters required to be reported under this item.

Item 5 --      Other Information:
               There are no matters required to be reported under this item.

Item 6 --      Exhibits and Reports on Form 8-K:

               (a) Exhibit 11, Statement re: computation of per share earnings. (Reference is hereby made to Note 1 on page 8, hereof.)

               (b) A Form 8-K was filed on March 31, 1996 to report a 25% stock split to shareholders on record as of March 15, 1996.

               (c)    Exhibit No. 27

                           COMMERCIAL BANCSHARES, INC.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       COMMERCIAL BANCSHARES, INC.
                                       ________________________________________
                                       (Registrant)




Date:_____________________________     _______________________________________
                                       (Signature)
                                       Raymond E. Graves
                                       President and Chief Executive Officer



Date:_____________________________     _______________________________________
                                       (Signature)
                                       James A. Deer
                                       Executive Vice President



Date:_____________________________     _______________________________________
                                       (Signature)
                                       Philip W. Kinley
                                       Senior Vice President and Chief Financial
                                       Officer

                                       On behalf of the Registrant and in his
                                       capacity as Vice President and Chief
                                       Financial Officer.

                                Index to Exhibits



Exhibit 11, Statement re: computation of per share earnings. (Reference is hereby made to Note 1 on page 8, hereof.)

Exhibit 27