Form 10KSB
period 1996-12-31
COMMERCIAL BANCSHARES INC \OH\
filed 1997-03-18
CIK 1009976

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

  (Mark one)

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
           For the fiscal year ended December 31, 1996

    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
           For the transition period from ................  to..................

           Commission File No. 0-27894

                           COMMERCIAL BANCSHARES, INC.
                 (Name of small business issuer in its charter)

OHIO                                      ............34-1787239.............
(State or other jurisdiction of           -----------------------------------
incorporation or organization)           (I.R.S. Employer Identification No.)

118 S. SANDUSKY STREET
Upper Sandusky, Ohio                          43351
(Address of principal executive offices)    (Zip code)

(419) 294-5781
(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

      Title of each class            Name of each exchange on which registered
            None

Securities registered under Section 12(g) of the Exchange Act:

Common Shares, $12.50 par value
           (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for the year ended December 31, 1996 were:   $13,949,190

At February 1, 1997, there were issued and outstanding 347,152 of the Issuer's Common Shares.

The aggregate market value of the Issuer's voting stock held by nonaffiliates of the Issuer as of February 1, 1997 was $18,999,002.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Issuer's Definitive Proxy Statement for the 1996 Annual Meeting of Shareholders to be held April 9, 1997 are incorporated by reference into Part III.

Transitional Small Business Disclosure Form (check one):
Yes  [ ]   No [X]

This document, including exhibits, contains 49 pages.

The Exhibit Index is on page 45.

--------------------------------------------------------------------------------

                                      INDEX


                                   FORM 10-KSB

                                                                                              Page(s)
                                                                                              -------

PART I
------

      ITEM 1.     Description of Business                                                         3-4

      ITEM 2.     Description of Property                                                         4-5

      ITEM 3.     Legal Proceedings                                                                 6

      ITEM 4.     Submission of Matters to a Vote of Security Holders                               6


PART II
-------

      ITEM 5.     Market for Common Equity and Related Shareholder Matters                        6-7

      ITEM 6.     Management's Discussion and Analysis of Financial Condition
                  and Results of Operation                                                       7-20

      ITEM 7.     Financial Statements                                                          21-43

      ITEM 8.     Changes in and Disagreements with Accountants on

                  Accounting and Financial Disclosure                                              44

PART III
--------

      ITEM 9.     Directors, Executive Officers, Promoters and Control Persons -
                  Compliance with Section 16(a) of the Exchange Act                                44

      ITEM 10.    Executive Compensation                                                           44

      ITEM 11.    Security Ownership of Certain Beneficial Owners and Management                   44

      ITEM 12.    Certain Relationships and Related Transactions                                   44

      ITEM 13.    Exhibits List and Reports on  Form 8-K                                           45


SIGNATURES                                                                                         46

EXHIBITS                                                                                        47-49


--------------------------------------------------------------------------------

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

BUSINESS
--------

In February 1995, Commercial Bancshares, Inc. (The "Corporation") received approval from the Board of Governors of the Federal Reserve System to become a bank holding corporation by acquiring all the voting shares of common stock of The Commercial Savings Bank (the "Bank"). The principal business of the Corporation presently is to operate the Bank, which is a wholly owned subsidiary, and its principal asset. The Corporation and the main office of the Bank are located at 118 South Sandusky Avenue, Upper Sandusky, Ohio 43351. The Corporation's telephone number is (419) 294-5781.

Although wholly owned by the Corporation, the Bank functions as an independent community bank. The Bank was organized on April 20, 1920 as a state-chartered Bank and incorporated as "The Lewis Bank & Trust Corporation" under the laws and statutes of the State of Ohio. An amendment to the articles of incorporation on February 8, 1929 changed the name of the Bank to The Commercial Savings Bank. The Bank provides customary retail and commercial banking services to its customers, including acceptance of deposits for demand, savings and time accounts and servicing of such accounts; commercial, consumer and real estate lending, including installment loans; Individual Retirement Accounts (IRA's); safe deposit facilities and night depository facilities. The Bank is a member of the Federal Reserve System, is insured by the Federal Deposit Insurance Corporation and is regulated by the Ohio Division of Financial Institutions.

The Bank grants residential, installment and commercial loans to customers located primarily in Wyandot, Marion, Hardin and Hancock counties and the surrounding area. Commercial loans are primarily variable rate and include operating lines of credit and term loans made to small businesses primarily on the basis of the ability to repay the loan from the cash flow of the business. Such loans are typically secured by business assets, such as equipment and inventory, and occasionally by the business owner's personal residence. When the borrower is not an individual, the Bank generally obtains personal guarantees of the business owner. Commercial real estate loans are primarily secured by borrower-occupied business real estate, and are also dependent on the ability of the related business to generate adequate cash flow to service the debt. Such loans primarily carry adjustable interest rates. Residential real estate loans are made with primarily fixed rates and are secured by the borrower's residence. Such loans are made on the basis of the borrower's ability to make repayment from employment and other income. The Bank generally makes these loans in amounts of 95% or less of the value of collateral. An appraisal is obtained from a qualified real estate appraiser for substantially all loans secured by real estate. Construction loans are secured by residential and business real estate that primarily will be borrower-occupied upon completion. The Bank usually makes the permanent loan at the end of the construction phase. Installment loans to individuals include loans secured by automobiles and other consumer assets, including second mortgages on personal residences. Loans secured by automobiles are generated both by direct application from the customer and from the Bank's purchase of indirect retail installment contracts from the dealers. Credit card and overdraft protection loans are unsecured personal lines of credit to individuals.

--------------------------------------------------------------------------------

The Corporation is not aware of any exposure to material costs associated with environmental hazardous waste cleanup. Bank loan procedures require EPA studies be obtained by Bank management prior to approving any commercial real estate loan with such potential risk.

SUPERVISION AND REGULATION
--------------------------

REGULATION OF THE CORPORATION: The Corporation is a registered bank holding company organized under the laws of the State of Ohio on March 22, 1994. As such, the Corporation is subject to the laws of the State of Ohio and is under the jurisdiction of the Securities Act of 1933, as amended, and various Securities and Exchange Commission rules and regulations relating to the offering and sale of its securities. Commercial Bancshares, Inc. is also subject to regulation under the Bank Holding Company Act of 1956, as amended. The Federal Reserve Board regulates bank holding companies and may examine or inspect the books and records of the Corporation and the Bank.

Commercial Bancshares, Inc. is not aware of any current recommendations by regulatory authorities that, if they were to be implemented, would have a material effect on the Corporation.

REGULATION OF THE BANK: The Bank is chartered in the State of Ohio and regulated by the Ohio Division of Financial Institutions. Further, the Bank's depositors are insured by the Federal Deposit Insurance Corporation. These regulatory agencies have the authority to examine the books and records of the Bank, and the Bank is subject to their rules and regulations.

EMPLOYEES
---------

Currently the Bank has 93 full-time employees and 17 part-time employees. The Corporation does not have any full- or part-time employees.

ITEM 2 - DESCRIPTION OF PROPERTY

The Corporation's headquarters and the Bank's main office is located at 118 South Sandusky Avenue, Upper Sandusky, Ohio, in Wyandot County. The building is used exclusively by the Corporation and the Bank.


--------------------------------------------------------------------------------

All of the offices listed below are owned by the Bank and are free and clear of any encumbrances.

             Location                                                       Description
             --------                                                       -----------

1.   Main Office                                              Two story building built in the early 1900's
     118 S. Sandusky Ave.                                     and remodeled in 1991.
     Upper Sandusky, OH 43351

2.   North Drive-In                                           One story drive in office opened in 1981
     400 N. Sandusky Ave.
     Upper Sandusky, OH 43351

3.   Carey Office                                             One story building built and opened in
     128 S. Vance St.                                         1973.
     Carey, OH 43316

4.   Harpster Office                                          One story building purchased in 1978.
     17480 Cherokee St.
     Harpster, OH 43323

5.   Marion Barks Road Office                                 One story building purchased, renovated
     170 Barks Road East                                      and opened in 1988.
     Marion, OH 43302

6.   Marion Jamesway Office                                   One story building constructed and opened
     279 Jamesway                                             in June, 1996.
     Marion, OH 43302

7.   Kenton Office                                            One story building purchased from Savings
     935 E. Columbus St.                                      of America in 1992.
     Kenton, OH 43326

8.   Findlay Office                                           One story building purchased from Savings
     1660 Tiffin Ave.                                         of America in 1992.
     Findlay, OH 45840

The Bank also operates an intermittent office inside The Marion Steel Corporation in Marion opened in 1990 and an intermittent office inside the Rotary Towers Nursing Facility in Marion opened in June 1991. The Corporation neither owns or leases any properties.


--------------------------------------------------------------------------------

ITEM 3 - LEGAL PROCEEDINGS

Corporation management is aware of no pending or threatened litigation in which the Corporation or its subsidiary Bank faces potential loss or exposure which will materially affect the consolidated financial statements or involves a claim for damages exceeding ten percent of the current assets of the Bank.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the Corporation's fiscal year ended December 31, 1996.

                                     PART II

ITEM 5- MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The common stock of the Corporation, and of the Bank preceding formation of the Corporation, trades infrequently and is not traded on any established securities market. Parties interested in buying or selling the Corporation's stock are generally referred to Community Banc Investments, New Concord, Ohio (CBI). During the fourth quarter of 1996, two additional market makers have taken active positions in the Corporation's stock; those being Sweney Cartwright & Co., Columbus, Ohio and The Ohio Company, Marion, Ohio.

For 1996 and 1995, bid and ask quotations were obtained from CBI which makes a limited market in the Corporation's stock. The quotations are inter-dealer prices, without retail markup, markdown, or commission and may not represent actual transactions.

        1996 (1) (2)                 Low Bid     High Bid      Low Ask     High Ask
        ----                         -------     --------      -------     --------

         1st Qtr.                   $ 45.60      $ 47.00      $ 48.80      $ 51.00
         2nd Qtr.                     47.00        50.00        51.00        52.00
         3rd Qtr.                     50.00        51.00        52.00        53.00
         4th Qtr.                     51.00        56.00        53.00        58.00

        1995 (1) (2)                 Low Bid     High Bid      Low Ask     High Ask
        ----                         -------     --------      -------     --------

         1st Qtr.                    $40.00      $ 40.00       $43.20      $ 43.20
         2nd Qtr.                     40.00        40.80        43.20        44.00
         3rd Qtr.                     40.80        41.60        44.00        44.80
         4th Qtr.                     44.00        45.60        47.20        48.80

         (1) All information presented above relates to the Corporation for the period since its formation and to the Bank for the periods prior to formation of the Corporation.

         (2) Amounts have been restated for the effect of the 25% stock split paid March 31, 1996.


--------------------------------------------------------------------------------

ITEM 5- MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
(Continued)

Management does not have knowledge of the prices paid in all transactions and has not verified the accuracy of those prices that have been reported. Because of the lack of an established market for the Corporation's stock, these prices may not reflect the prices at which the stock would trade in an active market.

On February 14, 1996, the Board of Directors of Commercial Bancshares, Inc. approved a 1 for 4 stock split, effected as a dividend, payable on March 31, 1996 to shareholders of record on March 15, 1996, issuable from the Corporation's authorized shares.

The Corporation has 347,152 authorized and outstanding shares of common stock held by approximately 1,300 shareholders as of December 31, 1996. The Corporation has paid cash dividends in June and December of each year, resulting in a total amount of $2.00 per share for 1996 and $1.60 per share for 1995, restated for the stock split.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

Net income in 1996 of $1,380,781 represents a 18.2% decrease from the net income of $1,687,489 in 1995. Earnings per share decreased proportionately from $4.86 in 1995 to $3.98 in 1996. The major factors which have influenced these results are discussed below.

NET INTEREST INCOME

Net interest income, the primary source of earnings for the Corporation, is the amount by which interest and fees on loans and investments exceed the interest cost of deposits and other borrowings to fund them. Changes in the mix and volume of earning assets and interest bearing liabilities and their related yields and interest rates have a major impact on earnings. Management attempts to manage the repricing of assets and liabilities to achieve a stable level of net interest income and minimize the effect of significant changes in the market level of interest rates. Management is active in pricing and promotion of loan and deposit products as well as closely monitoring the Corporation's investment securities classified as available for sale.


--------------------------------------------------------------------------------

The interest rate sensitivity gap (GAP) table below indicates that, as of December 31, 1996, rate sensitive liabilities exceed rate sensitive assets in the one year or less time horizon by approximately $33,138,000. Management believes this places the Corporation in a desirable position for 1997 as rates are projected to remain relatively flat and possibly decline slightly. With this in mind management desires liabilities to reprice faster than rate sensitive assets in this rate environment. For purposes of the GAP table, management has included passbook savings and NOW checking accounts in the one year time frame. These deposits were not historically considered rate sensitive, however, with the dramatic decrease in rates in 1992 and 1993 management did adjust the rates paid on these accounts and began to include these deposits in the one year time window which has a significant impact on the GAP position. If rates rise in the future these deposit products will rise but only to historical levels which have been among the most inexpensive products offered by the Bank. In addition, these deposit products are not tied to an external index which give management flexibility in timing future rates increases to these products.

INTEREST RATE SENSITIVITY GAPS AS OF DECEMBER 31, 1996

                                                                            One             Over
                                                         One Year         through           five
                                                          or less       five years          years           Total
                                                          -------       ----------          -----           -----
Assets
     Loans (a)                                       $     49,986     $     40,157    $     26,012     $    116,155
     Securities (a)                                        20,072              995          30,049           51,116
     Federal funds sold                                       210                                               210
                                                     ------------     ------------    ------------     ------------

Rate-sensitive assets (RSA)                                70,268           41,152          56,061          167,481

Liabilities
     Interest-bearing demand (b)                           34,270                                            34,270
     Savings (b)                                           19,908                                            19,908
     Interest-bearing time                                 49,228           48,101             245           97,574
                                                     ------------     ------------    ------------     ------------


Rate sensitive liabilities (RSL)                          103,406           48,101             245          151,752
                                                     ------------     ------------    ------------     ------------

Period GAP (c)                                       $    (33,138)    $     (6,949)   $     55,816     $     15,729
                                                     ============     ============    ============     ============

Cumulative GAP                                       $    (33,138)    $    (40,087)   $     15,729
                                                     ============     ============    ============

% of total assets                                          (18.31)%         (3.84)%          30.84%
                                                     ============     ===========     ============

% rate sensitive assets/rate sensitive

  liabilities                                               67.95%         85.55%              N/A
                                                     ============     ==========      ============

(a) Loans and mortgage-backed securities are assumed to adjust based on their contractual terms, with no assumptions as to repayments.

(b) Management has included these accounts in the one year or less time horizon based on past experience with rate adjustments on these accounts.

(c) GAP is defined as rate sensitive assets less rate sensitive liabilities and may be expressed in dollars or as a percentage.

--------------------------------------------------------------------------------

While net income for 1996 showed a decline, net interest income did show an increase of $147,853 or 2.3%. While the volume of both earning assets and interest-bearing liabilities increased in 1996, differences in rates and deposit mix served to largely offset the impact to net interest income. The average yield on earning assets declined from 8.52% in 1995 to 8.43% in 1996. The major factors in this decrease were a decrease in the securities portfolio to fund loans and a decrease in the yield on loans. Management continued its emphasis on consumer loans which is reflected in the growth in this portfolio. To remain competitive loans were priced very aggressively and an overall decline in loan pricing was seen in 1996. In addition, runoff did occur in the commercial loan portfolio in the fourth quarter of 1996 in the amount of $2,000,000. Management does not anticipate further runoff in this portfolio and the Bank has strategically targeted growth in the commercial area for 1997. As previously mentioned, a decline was seen in the investment portfolio to fund loan growth which caused a softening of the portfolio yield as bonds with higher yields than the current rate environment were sold. The yield decline in earning assets was offset to only a small degree by a further decline in the yield on interest bearing liabilities, from 4.59% in 1995 to 4.52% in 1996.

Management continues to closely monitor net interest income, while maintaining competitive loan and deposit rates in the markets we serve. Although no one can accurately predict future movement in interest rates, management expects a continued stable rate environment for 1997.


--------------------------------------------------------------------------------

The following tables further illustrate the impact on net interest income of changes in average balances and yields of the Corporation's assets and liabilities.


DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY

                                            ---------------------1996----------------    -----------------------1995---------------

                                                 Average        Income/       Average         Average          Income/      Average
                                               Balance (4)      Expense        Yield        Balance (4)        Expense       Yield
                                               -------          -------        -----        -------            -------       -----

Short-term investments                      $    2,516,161    $    126,521     5.03%      $    3,232,625    $    187,735     5.81%
Scurities
   Taxable (1)                                  30,940,921       1,976,743     6.27           41,669,807       2,850,949     6.79
   Tax exempt (1 and 2)                         14,112,634       1,149,061     8.17           10,918,420         977,071     9.33
Loans (3)                                      108,816,451       9,969,926     9.16           94,559,029       8,782,809     9.29
                                            --------------    ------------   ------       --------------    ------------   ------

     Total earning assets                      156,386,167      13,222,251     8.43%         150,379,881      12,798,564     8.52%
                                                              ------------   ======                         ------------     ====
Other assets                                    11,823,200                                    10,705,276
                                            --------------                                --------------

     Total assets                           $  168,209,367                                $  161,085,157
                                            ==============                                ==============

Deposits
   Interest-bearing demand
     deposits                               $   35,860,502         977,788     2.73%      $   35,473,974       1,137,500     3.21%
   Savings deposits                             20,679,680         561,395     2.71           20,343,562         599,652     2.95
   Time deposits                                82,724,379       4,749,173     5.74           77,468,590       4,381,004     5.66
   Short-term borrowed funds                       807,820          47,157     5.84
                                            --------------    ------------   ------       --------------    ------------     ----
     Total interest bearing
       liabilities                             140,072,381       6,335,513     4.52%         133,286,126       6,118,156     4.59%
                                                              ------------   ======                         ------------     ====

Noninterest bearing demand                      13,267,940                                    14,417,329
Other liabilities                                  822,670                                       702,702
Shareholders' equity                            14,046,376                                    12,679,000
                                            --------------                                --------------
     Total liabilities and
       shareholders' equity                 $  168,209,367                                $  161,085,157
                                            ==============                                ==============

Net interest income                                           $  6,886,738                                  $  6,680,408
                                                              ============                                  ============
As a percentage of earning
  assets:

   Interest income                                                             8.43%                                       8.52%
   Interest expense                                                            4.04                                        4.07
                                                                             ------                                     -------
     Net interest income                                                       4.39%                                       4.45%
                                                                             ======                                     =======

(1) Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for available for sale securities.

(2) Income is computed on a fully taxable equivalent basis utilizing a 34% tax rate. The amount of such adjustments was $390,682 and $332,204 for 1996 and 1995, respectively.

(3)   Nonaccrual loans are included in the average balances presented.
(4)   Average is a daily average balance.

--------------------------------------------------------------------------------

INTEREST RATES AND INTEREST DIFFERENTIAL



                                              1996 Compared to 1995                       1995 Compared to 1994
                                               Increase/(Decrease)                         Increase/(Decrease)
                                               -------------------                         -------------------

                                                      Change      Change                          Change          Change
                                          Total       due to      due to             Total        due to          due to
                                         Change       Volume       Rate             Change        Volume           Rate
                                         ------       ------       ----             ------        ------           ----

Short-term investments                 $  (61,214)  $  (38,131)  $  (23,083)      $   88,145    $     44,376    $   43,769
Securities
   Taxable                               (874,206)    (667,848)    (206,358)         763,930         444,030       319,900
   Tax exempt (1)                         171,990      304,597     (132,607)          27,456          38,676       (11,220)
Loans (2)                               1,187,117    1,307,770     (120,653)         557,911        (376,717)      934,628
                                       ----------   ----------   ----------       ----------    ------------   -----------

     Total earning assets                 423,687      906,388     (482,701)       1,437,442         150,365     1,287,077
                                       ----------   ----------   ----------       ----------    ------------   -----------

Deposits
   Interest-bearing demand deposits      (159,712)      12,268     (171,980)         (62,003)       (111,131)       49,128
   Savings deposits                       (38,257)       9,772      (48,029)         (31,618)        (17,583)      (14,035)
   Time deposits                          368,169      300,909       67,260        1,416,197         393,344     1,022,853
Short-term borrowed funds                  47,157       47,157
                                       ----------   ----------   ----------       ----------    ------------   -----------
     Total interest bearing liabilities   217,357      370,106     (152,749)       1,322,576         264,630     1,057,946
                                       ----------   ----------   ----------       ----------    ------------   -----------

Net interest income                    $  206,330   $  536,282   $ (329,952)      $  114,866    $   (114,265)   $  229,131
                                       ==========   ==========   ==========       ==========    ============   ===========

For purposes of these tables, the changes in interest due to both volume and rate have been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the changes in each.

(1) Tax exempt income is adjusted to a fully tax equivalent basis utilizing a 34% tax rate.

(2) Nonaccrual loan balances are included for purposes of computing the rate and volume effects although interest on these balances has been excluded.



--------------------------------------------------------------------------------

ALLOWANCE AND PROVISION FOR POSSIBLE LOAN LOSS


The allowance for possible loan losses on December 31, 1996 was $1,018,608 or
 .88% of total loans. This compares to $996,131 or 1.01% of total loans in 1995. The Corporation's policy is to charge off loans when, in management's opinion, collection is in doubt. All loans charged off are subject to continuing review and concerted efforts are made to maximize recovery.

The Corporation provided $205,800 to the allowance for loan losses in 1996, to maintain the provision at an adequate level following charge-offs of $268,000 and recoveries of $85,000.

The following schedule presents analysis of the allowance for loan losses, average loan data, and related ratios for the years ended December 31, 1996 and 1995.

(In thousands of dollars)                                                       1996            1995
                                                                                ----            ----

Balance at beginning of period                                             $        996     $        960
Loans changed off:
     Commercial                                                                     (72)            (147)
     Real estate                                                                     (0)              (1)
     Installment                                                                   (196)             (47)
                                                                           ------------     ------------
         Total loans charged off                                                   (268)            (195)
                                                                           ------------     ------------
Recoveries of loans previously charged off:
     Commercial                                                                      60              117
     Real estate                                                                      0               --
     Installment                                                                     25               14
                                                                           ------------     ------------
         Total loan recoveries                                                       85              131
                                                                           ------------     ------------

Net loans charged off                                                              (183)             (64)
Provision charged to operating expense                                              206              100
                                                                           ------------     ------------

Balance at end of period                                                   $      1,019     $        996
                                                                           ============     ============

Ratio of net charge-offs to average loans outstanding for period                  0.17%             0.07%

The allowance for possible loan losses is maintained by management at a level considered adequate to cover possible losses that are currently anticipated based on past loss experience, general economic conditions, information about a specific borrower including their financial position and collateral values, and other factors and estimates which are subject to change over time. To maintain an adequate allowance management also considers the historical trend of delinquencies and nonperforming loans as well as changes in the composition and mix of the loan portfolio. The Bank's strategic plan for 1997 calls for growth in loans of $22 million, primarily in consumer loans, and management will continue to maintain an adequate provision in light of this aggressive growth. The provision for loan losses charged to expense in 1997 is expected to exceed the provision for 1996 as a result of continued growth and change in mix of the loan portfolio.


--------------------------------------------------------------------------------

The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios.

                                               Allocation of the Allowance for Loan Losses
                                               -------------------------------------------
                                                     Percentage of                  Percentage of
                                                     Loans in Each                  Loans in Each
                                      Allowance       Category to      Allowance     Category to
                                       Amount         Total Loans       Amount       Total Loans
                                       ------         -----------       ------       -----------
(In thousands of dollars)                     December 31, 1996           December 31, 1995
                                              -----------------           -----------------

Commercial                         $       424           43.93%     $       448         54.40%
Real estate                                  8           23.92               59         20.65
Consumer                                   445           32.15              340         24.95
Unallocated                                142             N/A              149           N/A
                                   -----------         --------     -----------    ----------

     Total                         $     1,019          100.00%     $       996        100.00%
                                   ===========         =======      ===========    ==========

Nonaccrual loans totaled $237,000 at December 31, 1996 as compared to $222,000 at December 31, 1995. The policy for placing loans on nonaccrual status is to cease accruing interest on loans when management believes that the collection of interest is doubtful, or when loans are past due as to principal and interest ninety days or more, except that in certain circumstances interest accruals are continued on loans deemed by management to be fully collectible. In such cases, the loans are individually evaluated in order to determine whether to continue income recognition after ninety days beyond the due dates. When loans are charged off, any accrued interest recorded in the fiscal year is charged against interest income. The remaining balance is treated as a loan charged-off.

Effective January 1, 1995, the Corporation adopted Statement of Financial Standards (SFAS) No. 114 and No. 118 which requires recognition of loan impairment. Loans are considered impaired if full principal and interest payments are not anticipated. Impaired loans are required to be carried at the present value of expected cash flows discounted at the loan's effective interest rate or at the fair value of the collateral if the loan is collateral dependent. A portion or the allowance for loan losses is allocated to impaired loans.

Commercial loans and commercial real estate loans that are classified as substandard or doubtful through the internal loan review process, and loans that have been placed on nonaccrual status are evaluated for impairment on a loan-by-loan basis. Smaller balance homogeneous loans are evaluated for impairment in total. Such loans included residential first mortgage loans, home equity, automobile and credit card loans.


--------------------------------------------------------------------------------

The following schedule summarizes impaired loans as of December 31, 1996 and December 31, 1995.

                                                                                                December 31
                                                                                                -----------
(In thousands of dollars)                                                                   1996          1995
                                                                                            ----          ----

Impaired loans                                                                          $        45     $       257
                                                                                        ===========     ===========

Loans accounted for on a nonaccrual basis                                               $        45     $         0

Accruing loans which are contractually past due 90 days or more as

  to interest or principal payments                                                               0               0

Loans which are "troubled debt restructurings" as defined in Statement of Financial Accounting Standard No. 15 (exclusive of loans

  listed above)                                                                                   0               0
                                                                                        -----------     -----------

     Total nonperforming loans                                                          $        45     $         0
                                                                                        ===========     ===========

Interest income recognized on impaired loans was $0 and $2,484 in 1996 and 1995, respectively, all of which was recognized on the cash basis.

Another factor associated with asset quality is Other Real Estate Owned ("OREO"). OREO represents properties acquired by the Corporation through loan defaults by customers. At December 31, 1996 the balance in OREO stood at $1,150,000, representing the acceptance of a deed in lieu of foreclosure in late 1994. Other real estate is carried at the lower of cost or estimated fair market value less estimated expenses to be incurred to sell the property.

NONINTEREST INCOME

Total noninterest income of $1,117,620 was 3.8% higher than the 1995 figure of $1,076,972. This increase occurred despite the decrease in security gains from $292,132 in 1995 to $69,425 in 1996. Management carefully monitors the investment portfolio and gains are prudently taken as opportunities arise in bonds available for sale. An additional contributor to noninterest income was $198,598 in gains on sale of loans into the secondary real estate market. Of this increase, $117,334 was a result of the Bank changing its method of accounting for loan servicing right assets in accordance with SFAS 122. Under the new accounting standard the basis of loans originated for sale in the secondary market is allocated to loans, and to servicing rights retained, based on their relative fair values. Servicing rights assets are amortized over the estimated period of service fee revenue and are periodically evaluated for impairment in value.


--------------------------------------------------------------------------------

NONINTEREST EXPENSE

Total noninterest expense rose 11.4% in 1996. Customary merit increases to employees contributed to the increase, however, there were two other significant factors affecting the increase. First, due to rapid growth in the Marion market, the Corporation opened its second full service office in Marion on Jamesway Road. The increased expenses associated with the Jamesway office are reflected in the noninterest expense area, however, in only six months of operation this office contributed in excess of $ 6 million in both loans and deposits to the Corporation which enhances the long-term profitability of the Corporation.

The second area of additional expense was alluded to in last year's discussion. Legislation was passed by Congress and signed by the President assessing a one-time premium to institutions with Savings Association Insurance Fund (SAIF) deposits to bolster the deposit insurance fund. As a result of the 1992 acquisitions of the Findlay and Kenton offices of Savings of America, the Corporation had approximately $29,000,000 in SAIF deposits that were effected by this assessment. This one time premium was assessed on September 30, 1996 and amounted to $154,011.

Because the Corporation has the lowest risk classification calculated by the FDIC, no regular deposit premiums will be assessed in 1997. However, as a result of the Deposit Insurance Funds Act of 1996, the Corporation, along with other banks, will be required to pay additional assessment not associated with risk classification. This will amount to an assessment of slightly more than $8,000 per calendar quarter and will be applied to payment on bonds issued to help resolve the savings and loan failures of several years ago.

INCOME TAXES

Income tax expense of $371,515 in 1996 represents 21% of income before taxes as compared to 25% in 1995. These effective tax rates are both lower than the statutory rate of 34%, primarily as a result of the Bank's investment in tax-exempt obligations from states and political subdivisions. Tax exempt income from securities represented 5.9% and 5.2% of total interest income in 1996 and 1995.

FINANCIAL CONDITION

TOTAL ASSETS

Total assets grew 8.8% to $180,960,972. Net loans increased $17,400,780 or 17.8% while securities decreased $3,664,391 or 6.7%. Cash and cash equivalents increased 5.8% from 1995 levels.


--------------------------------------------------------------------------------

LOANS

Management made the decision to continue its efforts in retail lending and the results were significant. Consumer and credit card loans increased $16,958,003 or 83.2% from 1995 levels. The Corporation is active in the indirect loan business which accounted for a substantial majority of consumer loan growth. These indirect loans are subject to the same underwriting standards as consumer loans originated directly by the Corporation's salaried loan officers. In addition, management closely monitors origination volume and delinquency trends for individual participating dealers. Commercial loans showed a decline of 5% in 1996. The Corporation's Strategic Plan for 1997 calls for $22 million in net new loans. While the majority of this growth is expected to be in the consumer loan area, management has also developed a new division to bolster commercial loans. This new division is the Corporation's Business Development Team. While the individuals in this division are qualified commercial lenders, their area of expertise has been expanded to provide for a total banking relationship for the Corporation's business clients.

Real estate loans showed an increase of 7%, which primarily represents loans originated for sale in the secondary market. These loans are carried at the lower of cost or fair value in the aggregate. With the demand for mortgage loans continuing to be in the fixed rate area, the Corporation will continue to sell fixed rate mortgage loans to the Federal Home Loan Mortgage Corporation (FHLMC) as the Bank is an authorized seller/servicer for the FHLMC. Management anticipates the amount of fixed rate loans sold to FHLMC with servicing retained by the Bank to continue with the low interest rate environment. Loans sold to the FHLMC for which the Bank retains servicing rights totaled $17,144,184 as of December 31, 1996, compared to $9,831,604 as of December 31, 1995.

The Bank's loan portfolio represents it largest and highest yielding earning assets. It also contains the most risk of loss. This risk is due primarily to changes in borrowers' primary repayment capacity, and to collateral values that are subject to change over time. These risks are managed with specific underwriting guidelines, loan review procedures and training of personnel.

The following is a schedule of maturities of fixed rate loans based on contract terms, excluding real estate mortgage and installment loans, rounded to the nearest thousand, as of December 31, 1996.

                                                 One Year          One Through          Over
                                                  or less          Five Years        Five Years
                                                  -------          ----------        ----------

         Total Fixed Commercial Loans       $    1,815,000     $    4,088,000    $     13,286,000

The following is a schedule of the repricing frequency of variable rate loans, excluding real estate mortgage and installment loans, rounded to the nearest thousand, as of December 31, 1996.

                                                        Three Months           Over
                                                           Or Less         Three Months
                                                           -------         ------------

         Total variable Commercial Loans              $    25,894,000     $    5,938,000


--------------------------------------------------------------------------------

INVESTMENT AND MORTGAGE-BACKED SECURITIES

Mortgage-backed securities decreased $1,446,847 in 1996 or 5.7%, while obligations of federal agencies decreased $3,400,847 or 23.6%. Securities were sold to fund the Bank's increased loan demand. Obligations of state and political subdivisions increased $1,139,813 or 8.5% in 1996 as management attempted to maximize its tax-free income, while balancing quality investments with attractive yields.

At December 31, 1995, the Bank owned approximately $9 million in structured notes. Structured notes are bonds whose interest rates periodically increase to predetermined levels if not previously called by the issuer or whose interest rates are tied to interest rate indices. Structured notes are thinly traded and contain call features or interest rate indices that make their cash flows difficult to evaluate, thus causing these securities to experience significant fluctuations in market values. All structured notes held by the Bank are direct obligations of U.S. Government agencies, making the risk of principal loss remote. These securities have provided diversity and attractive yields to the Bank's investment portfolio. As of December 31, 1996 the bank owned approximately $3 million in structured notes.

As of December 31,1996, there are no concentrations of securities of any one issuer, other than U.S. Government and Government Agencies, whose carrying value exceeds 10% of shareholders' equity.

The following is a schedule, by carrying value, of maturities for each category of debt securities and the related weight average yield of such securities as of December 31, 1996:

                     -----------------------------------------Maturing --------------------------------------------

(In thousands of dollars)                          After One                After Five
                           One Year              Year Through              Years Through                After
                            or Less               Five Years                 Ten Years                Ten Years
                       Amount     Yield        Amount     Yield        Amount       Yield       Amount      Yield
                       ------     -----        ------     -----        ------       -----       ------      -----

Held to maturity
    Obligations of
      federal
      agencies                                                    $    2,723,488     7.70%

Available for sale
    U.S. Government
      obligation                           $   494,940     5.21%
    Obligations of
      federal
      agencies                                                         8,293,344     6.45
    Obligations of
      state and
      political
      subdivisions                                                     2,585,011     4.92    $  12,043,524    5.26%
    Corporate bonds                            499,570     6.18
    Mortgage-
      backed
      securities                                                       3,392,351     6.28       20,553,272    6.45
                      --------   -------   -----------  -------   --------------   ------    -------------  ------

       Total          $      0         0%  $   994,510     5.70%  $   16,994,194     6.38%   $  32,596,796    6.01%
                      ========   =======   ===========  =======   ==============   ======    =============  ======


--------------------------------------------------------------------------------

The weighted average interest rates are based on coupon rates for investment and mortgage-backed securities purchased at par value and on effective interest rates considering amortization or accretion if the investment and mortgage-backed securities were purchased at a premium or discount. The weighted average yield on tax exempt obligations has not been determined on a tax equivalent basis. Equity securities consists of Federal Reserve Bank stock that bears no stated maturity or yield and is not included in this analysis. Maturities are reported based on stated maturities and do not reflect principal prepayment assumptions. Available for sale yields are based on amortized cost balances.

DEPOSITS

Total deposits increased $14,269,796 or 9.4%. Growth was experienced primarily in the time deposits area. Attractive rates were offered throughout 1996 due to market forces and the need to fund the high loan demand. As previously stated, the new Jamesway office in Marion provided significant deposit growth since opening June 3, 1996. Management expects continued growth from this office as well as the Bank's other offices, all of whom have been given specific growth goals as dictated by the Corporation's Strategic Plan for 1997.

The following is a schedule of maturities of time certificates of deposit in amounts of $100,000 or more as of December 31, 1996:

(In thousands of dollars)

         Three months or less                                 $      2,270,843
         Over three months through six months                        5,733,545
         Over six months through twelve months                       5,431,349
         Over twelve months                                          7,237,254
                                                              ----------------

              Total                                           $     20,672,991
                                                              ================


CAPITAL RESOURCES

Total shareholders' equity at December 31, 1996 was $14,313,245 an increase of $217,517 or 1.5% from total shareholders equity of $14,095,728 at December 31, 1995. The increase is modest in nature due to the Corporation's dividend payout which amounted to $694,304 for the year ended December 31, 1996 and lower market value of the Bank's investment portfolio available for sale which shows an unrealized loss of $491,270, (net of tax), at December 31, 1996 compared to an unrealized loss of $48,598 (net of tax) at December 31, 1995.



--------------------------------------------------------------------------------

Banking regulations have established minimum capital requirements for banks including risk-based capital ratios and leverage ratios. As of December 31, 1996, risk-based capital regulations require all banks to have a minimum total risk-based capital ratio of 8%, with half of the capital composed of core capital. Minimum leverage ratios range from 3% to 5% of total assets. Conceptually, risk-based capital requirements assess the riskiness of a financial institution's balance sheet and off-balance sheet commitments in relation to its capital. Core capital, or Tier 1 capital, includes common equity, perpetual preferred stock and minority interests that are held by others in consolidated subsidiaries minus intangible assets. Supplementary capital, or Tier 2 capital, includes core capital and such items as mandatory convertible securities, subordinated debt and the allowance for loans and lease losses, subject to certain limitations. Qualified Tier 2 capital can equal up to 100% of an institution's Tier 1 capital with certain limitations in meeting the total risk-based capital requirements.

At December 31, 1996, the Bank's total risk-based capital ratios and leverage ratio were 10.2% and 8.59%, thus exceeding the minimum regulatory requirements. At December 31, 1995, the ratios were 13.25% and 8.41%.

The Corporation's Board of Directors declared a $1.00 per share cash dividend in both June and December of 1996, paying a total of $694,304. In addition, the previously mentioned 25% stock dividend resulted in the issuance of 69,063 additional shares of common stock, bringing the total shares outstanding to 347,152. The Corporation's 1996 return on average shareholder equity was 9.83% compared to 13.31% in 1995. The decrease is attributed to the decrease in earnings for 1996. Total cash dividends paid in 1996 represented 50.28% of total 1996 net income. This compares to a dividend payout ratio of 32.96% in 1995.

LIQUIDITY

Liquidity management for the Bank centers around the assurance funds are available to meet the loan and deposit needs of its customers and the Bank's other financial commitments.

Cash and noninterest bearing deposits with banks, federal funds sold and other short-term investments totaled $6,299,450 at December 31, 1996 and $5,951,550 at December 31, 1995. These assets provide the primary source of liquidity for the Bank. In addition, the Bank has designated a substantial portion of its investment portfolio as available for sale to provide an additional source of liquidity.

A standard measure of liquidity is the relationship of loans to deposits. Lower ratios indicate greater liquidity. At December 31, 1996 and 1995, the ratio of loans (net of unearned income) to deposits was 70.02% and 65.12%, respectively, considered an acceptable level of liquidity by management.


--------------------------------------------------------------------------------

IMPACT OF INFLATION

The financial data included herein has been prepared in accordance with generally accepted accounting principals (GAAP), which generally does not recognize changes in the relative value of money due to inflation or recession.

In management's opinion, changes in interest rates affect the financial condition of a financial institution to a far greater degree than changes in the inflation rate. While interest rates are greatly influenced by changes in the inflation rate, they do not change at the same rate or in the same magnitude as the inflation rate. Rather, interest rate volatility is based on changes in monetary and fiscal policy. A financial institution's ability to be relatively unaffected by changes in interest rates is a good indicator of its capability to perform in today's volatile economic environment. The Bank seeks to insulate itself from interest rate volatility by ensuring that rate-sensitive assets and rate-sensitive liabilities respond to changes in interest rates in a similar time frame and to a similar degree.


--------------------------------------------------------------------------------

ITEM 7 - FINANCIAL STATEMENTS

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareholders
Commercial Bancshares, Inc.
Upper Sandusky, Ohio

We have audited the accompanying consolidated balance sheets of Commercial Bancshares, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Commercial Bancshares, Inc. as of December 31, 1996 and 1995, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, the Corporation changed its method of accounting for mortgage servicing rights in 1996 and for impaired loans in 1995.

                                               Crowe, Chizek and Company LLP

Columbus, Ohio
January 10, 1997


--------------------------------------------------------------------------------

                           COMMERCIAL BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1996 and 1995

--------------------------------------------------------------------------------

                                                                                    1996                 1995
                                                                                    ----                 ----
ASSETS
Cash and due from banks (Note 9)                                             $       6,089,450    $       5,161,550
Federal funds sold                                                                     210,000              790,000
                                                                             -----------------    -----------------
     Cash and cash equivalents                                                       6,299,450            5,951,550
Securities available for sale (Note 2)                                              48,392,272           52,083,636
Securities held to maturity (Fair value - $2,917,390 in 1996,
  $2,950,050 in 1995) (Note 2)                                                       2,723,488            2,696,515
Total loans (Notes 3 and 11)                                                       116,154,788           98,731,531
Allowance for possible loan loss (Note 4)                                           (1,018,608)            (996,131)
                                                                             -----------------    -----------------
     Loans - net                                                                   115,136,180           97,735,400
Premises and equipment, net (Note 5)                                                 4,159,754            3,895,830
Other real estate, net                                                               1,150,000            1,180,000
Accrued interest receivable                                                          1,345,617            1,278,585
Other assets                                                                         1,754,211            1,474,653
                                                                             -----------------    -----------------

              Total assets                                                   $     180,960,972    $     166,296,169
                                                                             =================    =================

LIABILITIES
Deposits (Note 6)
     Noninterest-bearing demand                                              $      14,140,221    $      14,834,310
     Interest-bearing demand                                                        34,270,322           36,465,303
     Savings and time deposits                                                      96,808,428           87,356,433
     Time deposits $100,000 and greater                                             20,672,991           12,966,120
                                                                             -----------------    -----------------
         Total deposits                                                            165,891,962          151,622,166
Accrued interest payable                                                               486,634              467,666
Other liabilities                                                                      269,131              110,609
                                                                             -----------------    -----------------
     Total liabilities                                                             166,647,727          152,200,441
                                                                             -----------------    -----------------

Commitments and contingencies (Note 9)

SHAREHOLDERS' EQUITY (Note 10)
Common stock, $12.50 par value; 1,000,000 shares authorized;
  347,152 and 278,089 shares issued and outstanding in
  1996 and 1995, respectively                                                        4,339,400            3,476,113
Paid in capital                                                                      3,476,113            3,476,113
Retained earnings                                                                    6,989,002            7,192,100
Unrealized loss on securities available for sale                                      (491,270)             (48,598)
                                                                             -----------------    -----------------
     Total shareholders' equity                                                     14,313,245           14,095,728
                                                                             -----------------    -----------------

              Total liabilities and shareholders' equity                     $     180,960,972    $     166,296,169
                                                                             =================    =================


--------------------------------------------------------------------------------

           See accompanying notes to consolidated financial statements

                           COMMERCIAL BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                     Years ended December 31, 1996 and 1995

--------------------------------------------------------------------------------

                                                                    1996               1995
                                                                    ----               ----
INTEREST INCOME
Loans, including fees                                         $     9,969,926    $     8,782,809
Securities
     Taxable                                                        1,976,743          2,850,949
     Tax exempt                                                       758,380            644,867
Other and dividends                                                   126,521            187,735
                                                              ---------------    ---------------
     Total interest income                                         12,831,570         12,466,360

INTEREST EXPENSE
Deposits                                                            6,288,356          6,118,156
Other borrowings                                                       47,157
                                                              ---------------    ---------------
     Total interest expense                                         6,335,513          6,118,156

NET INTEREST INCOME                                                 6,496,057          6,348,204

Provision for possible loan loss (Note 4)                             205,800            100,000
                                                              ---------------    ---------------

Net interest income after provision for
  possible loan loss                                                6,290,257          6,248,204
                                                              ---------------    ---------------

NONINTEREST INCOME
Service fees and overdraft charges                                    720,845            668,768
Security gains, net                                                    69,425            292,132
Loan sale gains, net                                                  198,598             39,663
Other income                                                          128,752             76,409
                                                              ---------------    ---------------
     Total noninterest income                                       1,117,620          1,076,972
                                                              ---------------    ---------------

NONINTEREST EXPENSES
Salaries and employee benefits                                      2,525,990          2,287,775
Occupancy, furniture and equipment                                    511,997            441,843
State taxes                                                           270,772            209,889
Data processing                                                       522,657            519,061
FDIC deposit insurance                                                213,406            200,727
Professional fees                                                      88,569            155,305
Other operating expenses                                            1,522,190          1,261,392
                                                              ---------------    ---------------
     Total noninterest expenses                                     5,655,581          5,075,992
                                                              ---------------    ---------------

Income before income taxes                                          1,752,296          2,249,184

Income tax expense (Note 7)                                           371,515            561,695
                                                              ---------------    ---------------

NET INCOME                                                    $     1,380,781    $     1,687,489
                                                              ===============    ===============

Earnings per common share (Note 1)                            $          3.98     $         4.86
                                                              ===============    ===============

--------------------------------------------------------------------------------

           See accompanying notes to consolidated financial statements

                           COMMERCIAL BANCSHARES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 For the years ended December 31, 1996 and 1995

--------------------------------------------------------------------------------

                                                                                   Unrealized
                                                                                 Gain (Loss) on
                                                                                   Investment
                                                                                   Securities            Total
                                 Common        Paid-in           Retained           Available        Shareholders'
                                  Stock        Capital           Earnings           for Sale            Equity
                                  -----        -------           --------           --------            ------

Balance
  January 1, 1995           $   3,476,113  $     3,476,113    $    6,060,789     $   (1,500,628)   $     11,512,387

Net income                                                         1,687,489                              1,687,489

Cash dividends
  declared($1.60
  per common
  share) (Note 1)                                                   (556,178)                              (556,178)

Change in unrealized
  gain(loss) on
  investment
  securities available
  for sale                                                                            1,452,030           1,452,030
                            -------------  ---------------    --------------     --------------    ----------------

Balance
December 31, 1995               3,476,113        3,476,113         7,192,100            (48,598)         14,095,728

Net income                                                         1,380,781                              1,380,781

Cash dividends
  declared ($2.00
  per common
  share) (Note 1)                                                   (694,304)                              (694,304)

25% stock split
  (Note 1)                        863,287                           (863,287)

Cash paid in lieu of
  fractional shares in
  stock split (Note 1)                                               (26,288)                               (26,288)

Change in unrealized
  gain(loss) on
  investment securities
  available for sale                                                                   (442,672)           (442,672)
                            -------------  ---------------    --------------     --------------    ----------------

Balance,
  December 31, 1996         $   4,339,400  $     3,476,113    $    6,989,002     $     (491,270)   $     14,313,245
                            =============  ===============    ==============     ==============    ================



--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                           COMMERCIAL BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years ended December 31, 1996 and 1995

--------------------------------------------------------------------------------

                                                                                      1996              1995
                                                                                      ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                 $     1,380,781    $      1,687,489
     Adjustments to reconcile net income to net cash from
       operating activities
         Depreciation                                                                   316,237             261,506
         Provision for loan loss                                                        205,800             100,000
         Deferred income taxes                                                          142,015              35,132
         Gain on sale of securities                                                     (69,425)           (292,132)
         Gain on sale of premises and equipment                                         (37,422)             (3,169)
         Stock dividends on FHLB stock                                                  (39,600)
         Net amortization on investments                                                 66,593              93,101
         Amortization of intangible assets                                               46,224              46,458
         Changes in
              Loans held for sale                                                      (400,942)           (637,336)
              Interest receivable                                                       (67,032)            (39,372)
              Interest payable                                                           18,968              51,875
              Other assets and liabilities                                              (77,636)             67,431
                                                                                ---------------    ----------------
         Net cash from operating activities                                           1,484,561           1,370,983
                                                                                ---------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Securities available for sale
         Purchases                                                                  (31,117,583)        (49,926,198)
         Maturities and repayments                                                    2,666,403             521,490
         Sales                                                                       31,487,288          46,321,080
     Securities held to maturity
         Purchases                                                                                       (2,676,461)
         Maturities and repayments                                                                        2,632,024
     Net change in loans                                                            (17,272,638)         (3,028,611)
     Proceeds from sale of premises and equipment                                        75,600               4,900
     Proceeds from sale of other real estate                                             93,404
     Bank premises and equipment expenditures                                          (618,339)           (693,699)
     Purchase of life insurance contracts                                                                  (891,822)
                                                                                ---------------    ----------------
         Net cash from investing activities                                         (14,685,865)         (7,737,297)
                                                                                ---------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                                          14,269,796           2,915,682
     Cash dividends paid                                                               (694,304)           (556,178)
     Cash paid in lieu of fractional shares for stock split                             (26,288)
                                                                                ---------------    ----------------
         Net cash from financing activities                                          13,549,204           2,359,504
                                                                                ---------------    ----------------
Net change in cash and cash equivalents                                                 347,900          (4,006,810)

Cash and cash equivalents at beginning of year                                        5,951,550           9,958,360
                                                                                ---------------    ----------------

Cash and cash equivalents at end of year                                        $     6,299,450    $      5,951,550
                                                                                ===============    ================


--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                           COMMERCIAL BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION: The consolidated financial statements include the accounts of Commercial Bancshares, Inc. (Corporation) and its wholly owned subsidiary, The Commercial Savings Bank (Bank). All significant intercompany balances and transactions have been eliminated in consolidation.

INDUSTRY SEGMENT INFORMATION: Commercial Bancshares, Inc. is a bank-holding Corporation engaged in the business of commercial and retail banking, with operations conducted through its main office and branches located in Upper Sandusky, Ohio and neighboring communities. This market area provides the source of substantially all of the Corporation's deposit and loan activities. The majority of the Corporation's income is derived from commercial and retail business lending activities and investments.

USE OF ESTIMATES: To prepare financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The collectibility of loans, fair values of financial instruments, and status of contingencies are particularly subject to change.

CASH AND CASH EQUIVALENTS: Cash and cash equivalents include cash, noninterest bearing demand deposits with banks and federal funds sold. Net cash flows are reported for customer loan and deposit transactions. During 1996 and 1995, the Corporation paid $6,316,545 and $6,065,359 in interest and $191,000 and $490,000 for income taxes.

SECURITIES: Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported separately in shareholders' equity, net of tax. Securities are classified as trading when held for short term periods in anticipation of market gains, and are carried at fair value. Securities are written down to fair value when a decline in fair value is not temporary. At year-end 1996 and 1995, no securities were classified as trading.

Realized gains and losses on sales are determined using the amortized cost of the specific security sold. Interest income includes amortization of purchase premiums and discounts.

LOANS HELD FOR SALE: Certain residential mortgage loans are originated for sale in the secondary mortgage loan market. These loans are included in the real estate loans and are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income. To mitigate the interest rate risk, fixed commitments may be obtained at the time loans are originated or identified for sale.

--------------------------------------------------------------------------------

                                   (Continued)

                           COMMERCIAL BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995

--------------------------------------------------------------------------------



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

LOANS RECEIVABLE: Loans are reported at the principal balance outstanding, net of deferred loan fees and costs, the allowance for loan losses, and charge-offs. Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term.

Interest income is not reported when full loan repayment is in doubt, typically when payments are past due over 90 days. Payments received on such loans are reported as principal reductions.

ALLOWANCE FOR LOAN LOSSES: The allowance for loan losses is a valuation allowance, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required based on past loan loss experience, known and inherent risks in the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off.

Effective January 1, 1995, the Corporation adopted the provisions of Statement of Financial Accounting Standard (SFAS) Nos. 114 and 118, which modify the accounting for impaired loans. A loan is considered impaired when management believes that full collection of principal and interest is not probable. The Corporation reduces the carrying value of impaired loans to the present value of expected future cash flows, or to the fair value of collateral if the loan is collateral dependent, by allocating a portion of the allowance for loan losses to such loans. If these allocations should require an increase to the allowance, such increase is reported as bad debt expense. The effect of adopting and applying these standards in 1996 and 1995 was not material.

Management analyzes commercial loans and other loans with balances greater than $200,000 on an individual basis and classifies a loan as impaired when an analysis of the borrower's operating results and financial condition indicates that underlying cash flows are not adequate to meet its debt service requirements. Often this is associated with a delay or shortfall in payments of 30 days or more. Smaller-balance homogeneous loans are evaluated for impairment in total. Such loans include residential first mortgage loans secured by one-to-four family residences and consumer automobile, home equity and credit card loans with balances less than $200,000. In addition, loans held for sale are excluded from consideration of impairment.


--------------------------------------------------------------------------------

                                   (Continued)

                           COMMERCIAL BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995

--------------------------------------------------------------------------------



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The carrying values of impaired loans are periodically adjusted to reflect cash payments, revised estimates of future cash flows and increases in the present value of expected cash flows due to the passage of time. Cash payments representing interest income are reported as such. Other cash payments are reported as reductions in carrying value, while increases or decreases due to changes in future payments and due to the passage of time are reported as part of the provision for loan losses.

CONCENTRATIONS OF CREDIT RISK: The Corporation, through its subsidiary Bank, grants commercial, real estate, consumer and home equity loans to customers mainly in Wyandot, Marion, Hardin and Hancock Counties of Ohio. Commercial loans include loans secured by business assets and agricultural loans secured by crops and equipment. Commercial loans make up approximately 44% and 54% of the loan portfolio at year-end 1996 and 1995 and the loans are expected to be repaid from cash flow from operations of the borrower. Real estate mortgages make up approximately 24% and 25% of the loan portfolio at year-end 1996 and 1995 and are secured primarily by first and second mortgages on residential real estate, business real estate and agricultural real estate. Loans related to the agricultural industry represented 10% and 11% of total loans at year-end 1996 and 1995. Consumer loans include new and used automobile and other consumer purpose loans. Consumer loans make up approximately 32% and 21% of total loans at year-end 1996 and 1995. The Bank also originates consumer-oriented purchase-money loans indirectly through various automobile, motorcycle, boat, recreational vehicle and other dealerships. Indirect loans represented 75% and 56% of consumer loans and 24% and 12% of total loans at year-end 1996 and 1995. Unsecured loans represented 2% and 3% of total loans at year-end 1996 and 1995.

At year-end 1996 and 1995, the Bank had due from bank balances and overnight federal funds sold to National City Bank totaling $4,466,000 and $3,901,000, respectively.

PREMISES AND EQUIPMENT: Asset cost is reported net of accumulated depreciation. Depreciation expense is calculated using the straight-line method based on the estimated useful lives of the assets. These assets are reviewed for impairment when events indicate the carrying amount may not be recoverable.

OTHER REAL ESTATE: Real estate acquired in settlement of loans is initially reported at estimated fair value at acquisition. After acquisition, a valuation allowance reduces the reported amount to the lower of the initial amount or fair value less costs to sell. Expenses incurred are charged to operations as incurred. Gains and losses on disposition, and changes in the valuation allowance are reported in net gain or loss on other real estate.

--------------------------------------------------------------------------------

                                   (Continued)

                           COMMERCIAL BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

GOODWILL AND IDENTIFIED INTANGIBLES: Goodwill is the excess of purchase price over identified net assets in business acquisitions. Goodwill is expensed on the straight-line method over a period of 15 years. Identified intangibles represent the value of depositor relationships purchased and is expensed on an accelerated method over a period of 15 years. Goodwill and identified intangibles are assessed for impairment based on estimated undiscounted cash flows, and written down if necessary.

Goodwill and identified intangibles are included in other assets and are summarized as follows at year-end 1996 and 1995, net of accumulated amortization:

                                                             1996             1995
                                                             ----             ----

                      Core deposit intangible           $    197,011    $    226,579
                      Goodwill                               172,622         189,278
                                                        ------------    ------------

                      Total intangible assets           $    369,633    $    415,857
                                                        ============    ============

Amortization expenses totaled $46,224 in 1996 and $46,458 in 1995

LOAN SERVICING: The Company has sold various loans to the Federal Home Loan Mortgage Corporation (FHLMC) while retaining the servicing rights. Gains and losses on loan sales are recorded at the time of the cash sale.

SFAS No. 122, "Accounting for Mortgage Servicing Rights," was adopted on January 1, 1996. It requires entities to recognize, as separate assets, rights to service mortgage loans for others, regardless of how these rights are acquired. Mortgage servicing rights acquired through either the purchase or the origination of mortgage loans which are subsequently sold with servicing rights retained should be determined by allocating the total cost of the mortgage loans to mortgage servicing rights and to loans (without the mortgage servicing rights) based on their relative fair values. Mortgage servicing rights recorded as a separate asset are amortized in proportion to, and over the period of, estimated net servicing income. Impairment is evaluated based on the fair value of the rights, using groupings of the underlying loans as to interest rates and then, secondarily, as to geographic and prepayment characteristics. Any impairment of a grouping is reported as a valuation allowance. This pronouncement was superseded by SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which extends the accounting and disclosure rules for mortgage servicing rights to all servicing rights including mortgage, consumer and commercial loans. Mortgage servicing rights totaled $102,473 at year-end 1996, and are included in "Other assets," on the accompanying balance sheet. SFAS 125 will be effective on January 1, 1997 and is not expected to have a material impact on the Bank's financial statements.


--------------------------------------------------------------------------------

                                   (Continued)

                           COMMERCIAL BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995

--------------------------------------------------------------------------------



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

INCOME TAXES: Income tax expense is the sum of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

FAIR VALUES OF FINANCIAL INSTRUMENTS: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed separately. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. The fair value estimates of existing on- and off-balance sheet financial instruments does not include the value of anticipated future business or the values of assets and liabilities not considered financial instruments.

EARNINGS PER SHARE: Earnings and dividends per share amounts reflected herein have been computed based on the weighted average shares outstanding which is 347,152 in 1996 and 1995. In March 1996, the Board of Directors declared a 25% stock split effected in the form of a dividend, resulting in the issuance of 69,063 shares. The weighted average number of shares outstanding and the per share data for prior periods has been restated to retroactively reflect this stock split.

FINANCIAL STATEMENT PRESENTATION: Some items in prior financial statements have been reclassified to conform with the current presentation.


--------------------------------------------------------------------------------

                                   (Continued)

                           COMMERCIAL BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995

--------------------------------------------------------------------------------


NOTE 2 - SECURITIES

Year-end securities were as follows:

                                               -------------------------------1 9 9 6------------------------------

                                                                        Gross          Gross
                                                   Amortized         Unrealized      Unrealized          Fair
                                                     Cost               Gains          Losses            Value
                                                     ----               -----          ------            -----

Securities available for sale
     U.S. Government obligations               $       509,206                     $    (14,266)   $        494,940
     Obligations of federal agencies                 8,426,243    $      1,017         (133,916)          8,293,344
     Obligations of state and political
       subdivisions                                 14,559,081         150,034          (80,580)         14,628,535
     Corporate bonds                                   502,500                           (2,930)            499,570
     Mortgage-backed securities                     24,346,113          41,479         (441,969)         23,945,623
                                               ---------------    ------------     ------------    ----------------
     Total debt securities available
       for sale                                     48,343,143         192,530         (673,661)         47,862,012
     Equity investments                                530,260                                              530,260
                                               ---------------    ------------     ------------    ----------------
         Total securities available for
           sale                                $    48,873,403    $    192,530     $   (673,661)   $     48,392,272
                                               ===============    ============     ============    ================

Securities held to maturity
     Obligations of federal agencies           $     2,723,488    $    193,902     $          0    $      2,917,390
                                               ===============    ============     ============    ================

                                               -------------------------------1 9 9 5------------------------------

                                                                        Gross           Gross
                                                   Amortized         Unrealized      Unrealized          Fair
                                                     Cost               Gains          Losses            Value
                                                     ----               -----          ------            -----

Securities available for sale
     U.S. Government obligations               $     1,006,013                     $     (3,793)   $      1,002,220
     Obligations of federal agencies                11,649,339    $    149,827          (78,002)         11,721,164
     Obligations of state and political
       subdivisions                                 13,057,868         458,592          (27,738)         13,488,722
     Mortgage-backed securities                     25,667,515          31,954         (306,999)         25,392,470
                                               ---------------    ------------     ------------    ----------------
     Total debt securities available
       for sale                                     51,380,735         640,373         (416,532)         51,604,576
     Equity investments                                479,060                                              479,060
                                               ---------------    ------------     ------------    ----------------
         Total securities available for
           sale                                $    51,859,795    $    640,373     $   (416,532)   $     52,083,636
                                               ===============    ============     ============    ================

Securities held to maturity
     Obligations of federal agencies           $     2,696,515    $    253,535     $          0    $      2,950,050
                                               ===============    ============     ============    ================

--------------------------------------------------------------------------------

                                   (Continued)

                           COMMERCIAL BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995

--------------------------------------------------------------------------------


NOTE 2 - SECURITIES (Continued)

Mortgage-backed securities available for sale at year-end 1996 and 1995 are summarized below. At year-end 1996, the fair value of fixed and variable rate mortgage-backed securities available for sale totaled $4,620,628 and $19,324,995, respectively.

                                    ---------------1996----------------    ----------------1995---------------

                                        Amortized             Fair              Amortized             Fair
                                          Cost                Value               Cost                Value
                                          ----                -----               ----                -----

     FHLMC REMICS                   $     8,923,034    $      8,770,834    $     8,305,682     $     8,264,665
     FNMA REMICS                          6,776,293           6,698,915          3,401,666           3,389,144
     FNMA certificates                    7,143,139           6,968,255          7,885,256           7,812,842
     FHLMC certificates                                                          5,172,586           5,031,234
     GNMA certificates                    1,503,647           1,507,619            902,325             894,585
                                    ---------------    ----------------    ---------------     ---------------
                                    $    24,346,113    $     23,945,623    $    25,667,515     $    25,392,470
                                    ===============    ================    ===============     ===============

The amortized cost and approximate fair value of debt securities available for sale and held to maturity at year-end 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Debt securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately

                                                                                      Estimated
                                                                   Amortized            Fair
                                                                     Cost               Value
                                                                     ----               -----

         Securities available for sale
              Due after one year through five years           $     1,011,706    $        994,510
              Due after five years through ten years               10,977,618          10,878,355
              Due after ten years                                  12,007,706          12,043,524
              Mortgage-backed securities                           24,346,113          23,945,623
                                                              ---------------    ----------------

                                                              $    48,343,143    $     47,862,012
                                                              ===============    ================

         Securities held to maturity
              Due after five through ten years                $     2,723,488    $      2,917,390
                                                              ===============    ================

Sales of available for sale securities were:

                                                                     1996               1995
                                                                     ----               ----

              Proceeds                                        $    31,487,288    $     46,321,080
              Gross gains                                             374,032             575,744
              Gross losses                                            304,607             283,612



--------------------------------------------------------------------------------

                                   (Continued)

                           COMMERCIAL BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995

--------------------------------------------------------------------------------


NOTE 2 - SECURITIES (Continued)

At year-end 1996 and 1995, debt securities with a carrying value of $11,201,000 and $13,108,000 were pledged to secure public deposits and other deposits and liabilities as required or permitted by law.

During 1995, securities with an amortized cost of $17,275,000 were reclassified from held to maturity to available for sale, based on new interpretations issued for SFAS No. 115. At the time of the reclassification, the related unrealized gain of $552,000 was recorded as an increase in shareholders' equity, net of tax

NOTE 3 - LOANS

Year-end loans were as follows:

                                                             1996              1995
                                                             ----              ----

         Commercial and other loans                  $     51,021,307    $     53,708,832
         Real estate loans                                 22,979,126          21,376,721
         Consumer and credit card loans                    37,344,109          20,386,106
         Home equity loans                                  4,810,246           3,259,872
                                                     ----------------    ----------------

              Total loans                            $    116,154,788    $     98,731,531
                                                     ================    ================

The Bank is an authorized seller/servicer for the Federal Home Loan Mortgage Corporation (FHLMC). Loans sold to FHLMC for which the Bank has retained servicing totaled $17,144,184 and $9,831,604 at year-end 1996 and 1995. Real estate loans originated and held for sale at year-end 1996 and 1995 totaled $1,068,000 and $667,000.

At December 31, 1996 and 1995, total loans included loans to farmers for agricultural purposes of approximately $11,759,000 and $10,664,000.

The balance of impaired loans was $45,391 and $256,563 at year-end 1996 and 1995. Of this amount, $10,361 and $132,278 in impaired loans required no allowance for loan loss allocation. The remaining impaired loans of $35,030 and $124,285 had $35,030 and $9,796 of the allowance for loan losses allocated to them, although the entire allowance remains available for charge-offs of any loan.

--------------------------------------------------------------------------------

                                   (Continued)

                           COMMERCIAL BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995

--------------------------------------------------------------------------------


NOTE 3 - LOANS (Continued)

The average balance of impaired loans was $96,475 for 1996 and $276,216 for 1995. Interest income recognized on impaired loans during 1996 and 1995 was $0 and $9,796, all of which was recognized on a cash basis.

NOTE 4 - ALLOWANCE FOR POSSIBLE LOAN LOSS

Activity in the allowance for possible loan loss was as follows:

                                                               1996             1995
                                                               ----             ----

         Beginning balance                              $      996,131     $    959,604
         Provision for possible loan loss                      205,800          100,000
         Loans charged off                                    (268,415)        (194,867)
         Recoveries of previous charge-offs                     85,092          131,394
                                                        --------------     ------------

         Ending balance                                 $    1,018,608     $    996,131
                                                        ==============     ============


NOTE 5 - PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:

                                                                                1996              1995
                                                                                ----              ----

         Land                                                            $      711,970      $     686,727
         Buildings                                                            3,915,521          3,059,941
         Furniture and equipment                                              1,649,617          1,414,933
         Construction in progress                                                                  540,607
                                                                         --------------     --------------
              Total                                                           6,277,108          5,702,208
         Accumulated depreciation                                             2,117,354          1,806,378
                                                                         --------------     --------------

              Premises and equipment, net                                $    4,159,754     $    3,895,830
                                                                         ==============     ==============

--------------------------------------------------------------------------------

                                   (Continued)

                           COMMERCIAL BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995

--------------------------------------------------------------------------------


NOTE 6 - DEPOSITS

At year-end 1996, scheduled maturities of time deposit were as follows:

                           1997                          $    49,227,472
                           1998                               38,047,964
                           1999                                5,384,423
                           2000                                3,807,156
                           2001                                  861,285
                           Thereafter                            245,412
                                                         ---------------
                                                         $    97,573,712
                                                          ===============

NOTE 7 - INCOME TAXES

The provision for income taxes consists of:

                                                         1996             1995
                                                         ----             ----

         Current provision                            $    229,500    $    526,563
         Deferred provision                                142,015          35,132
                                                      ------------    ------------

         Total income tax expense                     $    371,515    $    561,695
                                                      ============    ============

Year-end deferred tax assets and liabilities consist of:

                                                                                   1996            1995
                                                                                   ----            ----
         Items giving rise to deferred tax assets
              Allowance for loan losses in excess of tax reserve             $     13,530     $      5,887
              Intangible assets amortization                                       14,685           10,981
              Basis reduction of other real estate owned                           17,000            6,800
              Unrealized loss on investment securities available
                for sale                                                          253,078           24,385
              Other                                                                17,753
                                                                             ------------     ------------
                  Total                                                           316,046           48,053

         Items giving rise to deferred tax liabilities
              Investment accretion                                                 (1,825)          (7,590)
              Depreciation                                                        (86,111)         (81,600)
              Mortgage servicing rights                                           (34,841)
              Deferred loan fees and costs                                       (197,929)         (74,636)
              Other                                                               (24,435)
                                                                             ------------     ------------
                 Total                                                           (345,141)        (163,826)
                                                                             ------------     ------------

         Net deferred tax (liability) asset                                  $    (29,095)    $   (115,773)
                                                                             ============     ============

--------------------------------------------------------------------------------

                                   (Continued)

                           COMMERCIAL BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995

--------------------------------------------------------------------------------


NOTE 7 - INCOME TAXES (Continued)

The Bank has sufficient taxes paid in prior years to support the recognition of deferred tax assets without recording a valuation allowance.

Income tax expense attributable to continuing operations is reconciled between the financial statement provision and amounts computed by applying the statutory federal income tax rate of 34% to income before income taxes as follows:

                                                                                   1996            1995
                                                                                   ----            ----

         Tax at statutory rates                                              $    595,781     $    764,722
         Increase (decrease) in tax resulting from:
              Tax-exempt interest                                                (216,056)        (190,123)
              Other                                                                (8,210)         (12,904)
                                                                             ------------     ------------

         Total income tax expense                                            $    371,515     $    561,695
                                                                             ============     ============

The income tax expense related to investment security gains totaled $23,605 and $99,325 for 1996 and 1995.

NOTE 8 - SALARY DEFERRAL - 401(K) PLAN

The Corporation maintains a 401(k) plan covering substantially all employees who have attained the age of 21 and have completed one year of service with the Corporation. This is a salary deferral plan, which calls for matching contributions by the Corporation based on a percentage (50%) of each participant's voluntary contribution (limited to a maximum of six percent (6%) of a covered employee's annual compensation). In addition to the Corporation's required matching contribution, a contribution to the plan may be made at the discretion of the Board of Directors. The Corporation's matching and discretionary contributions were $68,718 and $71,700 for the years ended December 31, 1996 and 1995.

NOTE 9 - COMMITMENTS, OFF-BALANCE SHEET RISK AND CONTINGENCIES

There are various contingent liabilities that are not reflected in the financial statements, including claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on financial condition or results of operations.


--------------------------------------------------------------------------------

                                   (Continued)

                           COMMERCIAL BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995

--------------------------------------------------------------------------------


NOTE 9 - COMMITMENTS, OFF-BALANCE SHEET RISK AND CONTINGENCIES
(Continued)

Some financial instruments are used in the normal course of business to meet the financing needs of customers. These financial instruments include commitments to extend credit and standby letters of credit which involve, to varying degrees, credit and interest-rate risk in excess of the amount reported in the financial statements.

Exposure to credit loss if the other party does not perform is represented by the contractual amount for commitments to extend credit and standby letters of credit. Each customer's credit worthiness is evaluated on a case-by-case basis. The same credit policies are used for commitments and conditional obligations as are used for loans. The amount of collateral obtained, if deemed necessary, upon extension of credit is based on management's credit evaluation. Collateral varies but may include accounts receivable, inventory, property, equipment, income-producing commercial properties, residential real estate and consumer assets.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being used, the total commitments does not necessarily represent future cash requirements. Standby letters of credit are conditional commitments to guarantee a customer's performance to a third party.

The following is a summary of commitments to extend credit at year-end 1996 and 1995:

                                                   1996              1995
                                                   ----              ----

         Fixed rate                          $       245,000     $      902,000
         Variable rate                            13,339,000          8,284,000
                                             ---------------     --------------

                                             $    13,584,000     $    9,186,000
                                             ===============     ==============

At year-end 1996 and 1995, reserves of $708,000 and $723,000 were required as deposits with the Federal Reserve or as cash on hand. These reserves do not earn interest.


--------------------------------------------------------------------------------

                                   (Continued)

                           COMMERCIAL BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995

--------------------------------------------------------------------------------


NOTE 10 - REGULATORY MATTERS

The Corporation and Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors, and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. The minimum requirements are:

                                                             Capital to risk-
                                                              weighted assets
                                                             ----------------             Tier 1 capital
                                                          Total           Tier 1         to average assets
                                                          -----           ------         -----------------

     Well capitalized                                      10%                6%                 5%
     Adequately capitalized                                 8%                4%                 4%
     Undercapitalized                                       6%                3%                 3%

At year end 1996, consolidated actual capital levels (in millions) and minimum required levels for the Bank were:

                                                                                          Minimum Required
                                                                                             To Be Well
                                                                Minimum Required             Capitalized
                                                                   For Capital         Under Prompt Corrective
                                            Actual              Adequacy Purposes        Action Regulations
                                            ------              -----------------        ------------------
                                       Amount      Ratio        Amount        Ratio       Amount       Ratio
                                       ------      -----        ------        -----       ------       -----
Total capital (to risk weighted assets)
     Consolidated                     $  15,451     10.2%      $  12,127       8.0%     $  15,159      10.0%
     Bank                             $  15,405     10.2%      $  12,127       8.0%     $  15,159      10.0%
Tier 1 capital (to risk weighted assets)
     Consolidated                     $  14,434      9.5%      $   6,063       4.0%     $   9,095       6.0%
     Bank                             $  14,388      9.5%      $   6,063       4.0%     $   9,095       6.0%
Tier 1 capital (to average assets)
     Consolidated                     $  14,434      8.6%      $   6,698       4.0%     $   8,372       5.0%
     Bank                             $  14,388      8.6%      $   6,698       4.0%     $   8,372       5.0%

The Corporation and Bank at year-end 1996 was categorized as well capitalized.


--------------------------------------------------------------------------------

                                   (Continued)

                           COMMERCIAL BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995

--------------------------------------------------------------------------------


NOTE 10 - REGULATORY MATTERS (Continued)

Dividends paid by the Bank are the primary source of funds available to the Corporation for payment of dividends to shareholders and for other working capital needs. The payment of dividends by the Bank to the Corporation is subject to restrictions by regulatory authorities. These restrictions generally limit dividends by the Bank to the current and prior two year's retained earnings as defined by regulations. At year-end 1996, approximately $2,588,834 of the Bank's retained earnings were available for dividends to the Corporation under these guidelines. In addition to these restrictions, as a practical matter, dividend payments cannot reduce regulatory capital levels below the Corporation's regulatory capital requirements and minimum regulatory guidelines. These restrictions do not presently limit the Corporation from paying normal dividends.

NOTE 11 - RELATED PARTY TRANSACTIONS

Certain directors, executive officers and principal shareholders of the Corporation, including their immediate families and companies in which they are principal owners, were loan customers during 1996 and 1995.

A summary of activity on these borrower relationships with aggregate debt greater than $60,000 is as follows:

                                                              1996              1995
                                                              ----              ----

           Beginning balance                            $    1,796,604     $      538,278
           New loans and advances                              590,781            315,135
           Payments                                           (608,404)          (101,061)
           Changes in persons included                                          1,044,252
                                                        --------------     --------------

           Ending balance                               $    1,778,981     $    1,796,604
                                                        ==============     ==============

A director of the Corporation is a partner with a law firm that rendered various legal services for the Corporation. The Corporation paid the firm $67,000 during 1995 for legal services. Legal fees paid in 1996 were not significant.



--------------------------------------------------------------------------------

                                   (Continued)

                           COMMERCIAL BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995

--------------------------------------------------------------------------------


NOTE 12 - FAIR VALUES OF FINANCIAL INSTRUMENTS

The estimated year-end fair values of financial instruments were;

                                                      1996                                     1995
                                                      ----                                     ----
                                            Carrying             Estimated          Carrying            Estimated
                                             Amount             Fair Value           Amount            Fair Value
                                             ------             ----------           ------            ----------

Financial assets
     Cash and equivalents             $      6,299,450     $      6,299,000     $     5,951,550    $      5,952,000
     Securities available
       for sale                             48,392,272           48,392,000          52,083,636          52,084,000
     Securities held to maturity             2,723,488            2,917,000           2,696,515           2,950,000
     Loans, net of allowance for
       possible loan losses                115,136,180          114,667,000          97,735,400          98,102,000
     Accrued interest receivable             1,345,617            1,346,000           1,278,585           1,279,000
     Cash surrender value of
       life insurance                          927,601              928,000             897,288             897,000
     Mortgage servicing rights                 102,473              102,000

Financial liabilities
     Demand and savings
       deposits                            (68,318,250)         (68,318,000)        (71,334,711)        (71,335,000)
     Time deposits                         (97,573,712)         (97,624,000)        (80,287,455)        (80,911,000)
     Accrued interest payable                 (486,634)            (487,000)           (467,666)           (468,000)

The following assumptions were used for purposes of the above disclosures of estimated fair value. The carrying amount is considered to estimate fair value for cash and cash equivalents, for cash surrender value of life insurance, for mortgage servicing rights, for loans that contractually reprice at intervals of less than six months, for demand and savings deposits, and for accrued interest. Securities fair values are based on quoted market prices for the individual securities or for equivalent securities. The fair values of fixed-rate loans, loans that reprice less frequently than each six months, and time deposits are estimated using a discounted cash flow analysis utilizing using year-end market interest rates for the estimated life and credit risk. The estimated fair value of commitments is not material.

While these estimates of fair value are based on management's judgment of the most appropriate factors, no assurance can be given that, were the Bank to have disposed of such items at year-end 1996 or 1995, the estimated fair values would necessarily have been achieved at these dates, since market values may differ depending on various circumstances. The estimated fair values at year-end, 1996 and 1995 should not necessarily be considered to apply at subsequent dates.


--------------------------------------------------------------------------------

                                   (Continued)

                           COMMERCIAL BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995

--------------------------------------------------------------------------------


NOTE 12 - FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

Nonfinancial instruments may have value but are not included in the above disclosures, such as property and equipment. Also, nonfinancial instruments typically not recognized in these financial statements nevertheless may have value, but are not included in the above disclosures. These include, among other items, the estimated earnings power of core deposit accounts, the earnings potential of loan servicing rights, the value of a trained work force, customer goodwill and similar items.

NOTE 13- PARENT CORPORATION STATEMENTS

The following are condensed financial statements of Commercial Bancshares, Inc.:

                             CONDENSED BALANCE SHEET

                           December 31, 1996 and 1995

                                                                                    1996                 1995
                                                                                    ----                 ----
ASSETS
Cash on deposit with subsidiary                                              $           8,817    $          14,071
Investment in common stock of subsidiary                                            14,267,491           14,024,728
Other assets                                                                            38,403               58,395
                                                                             -----------------    -----------------

     Total assets                                                            $      14,314,711    $      14,097,194
                                                                             =================    =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Other liabilities                                                            $           1,466    $           1,466
Shareholders' equity                                                                14,313,245           14,095,728
                                                                             -----------------    -----------------

     Total liabilities and shareholders' equity                              $      14,314,711    $      14,097,194
                                                                             =================    =================


--------------------------------------------------------------------------------

                                   (Continued)

                           COMMERCIAL BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995

--------------------------------------------------------------------------------

NOTE 13- PARENT CORPORATION STATEMENTS

                          CONDENSED STATEMENT OF INCOME
                  Year ended December 31, 1996 and period since
                 inception (April 13, 1995) to December 31, 1995

                                                                       1996                 1995
                                                                       ----                 ----
INCOME
     Dividends from subsidiary                                  $         735,481    $         641,178

EXPENSES
     Amortization                                                          12,348                9,261
     Other                                                                 27,786               10,915
                                                                -----------------    -----------------
         Total expenses                                                    40,134               20,176
                                                                -----------------    -----------------

Income before income taxes and equity in
  undistributed earnings of subsidiary                                    695,347              621,002

Income tax benefit                                                                               6,175

Income before equity in undistributed earnings                  -----------------    -----------------
  of subsidiary                                                           695,347              627,177
Equity in undistributed earnings of subsidiary                            685,434              676,767
                                                                -----------------    -----------------

NET INCOME                                                      $       1,380,781    $       1,303,944
                                                                =================    =================

--------------------------------------------------------------------------------

                                   (Continued)

                           COMMERCIAL BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995

--------------------------------------------------------------------------------


NOTE 13- PARENT CORPORATION STATEMENTS (Continued)

                        CONDENSED STATEMENT OF CASH FLOW
                  Year ended December 31, 1996 and period since
                 inception (April 13, 1995) to December 31, 1995

                                                                                    1996                 1995
                                                                                    ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                              $       1,380,781    $       1,303,944
     Adjustments to reconcile net income to net cash
       from operating activities
         Amortization                                                                   12,348                9,261
         Equity in undistributed earnings of subsidiary                               (685,434)            (676,767)
         Change in other assets and liabilities                                          7,643              (66,189)
                                                                             -----------------    -----------------
              Net cash from operating activities                                       715,338              570,249
                                                                             -----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Cash dividends paid                                                              (694,304)            (556,178)
     Cash paid in lieu of fractional shares in stock split                             (26,288)
                                                                             -----------------    -----------------
         Net cash from financing activities                                           (720,592)            (556,178)
                                                                             -----------------    -----------------

Net change in cash                                                                      (5,254)              14,071
Cash at beginning of period                                                             14,071
                                                                             -----------------    -----------------

CASH AT END OF PERIOD                                                        $           8,817    $          14,071
                                                                             =================    =================


--------------------------------------------------------------------------------

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No changes in or disagreements with the Corporation's independent accountants on accounting and financial disclosure have occurred during the two most recent fiscal years.

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Information concerning Directors and Executive Officers of the Corporation appears on pages 2 through 11 under the captions "Election of Directors" and "Executive Officers" in the Corporation's Definitive Proxy Statement dated March 10, 1997 for the Annual Meeting of Shareholders to be held on April 9, 1997 and is incorporated herein by reference.

ITEM 10 - EXECUTIVE COMPENSATION

Information concerning executive compensation appears on page 12 under the captions "Executive Compensation" and "Supplementary Executive Retirement Plan" in the Corporation's Definitive Proxy Statement dated March 10, 1997 for the Annual Meeting of Shareholders to be held on April 9, 1997 and is incorporated herein by reference.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning security ownership of certain beneficial owners and management is contained on pages 1 and 2 under the captions "Voting Securities and Principal Holders Thereof" and "Election of Directors" in the Corporation's Definitive Proxy Statement dated March 10, 1997 for the Annual Meeting of Shareholders to be held April 9, 1997 and is incorporated herein by reference.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions is contained on page 13 under the caption "Indebtedness of and Transactions with Officers and Directors" in the Corporation's Definitive Proxy Statement dated March 10, 1997 for the Annual Meeting of Shareholders to be held on April 9, 1997 and is incorporated herein by reference.

--------------------------------------------------------------------------------

                                   (Continued)

ITEM 13 - EXHIBITS LIST AND REPORTS ON FORM 8-K

(a)    EXHIBITS

                                                                                                     Page
                                                                          Reference to             Number in
    Regulation S-B                                                       Prior Filing or             This
        Exhibit                                                          Exhibit Number           Form 10-KSB
        Number                 Description of Document                   Attached Hereto            Report
        ------                 -----------------------                   ---------------            ------

          3.1            Amended Articles of Incorporation of the
                         Corporation                                         *   1                Not Applicable

          3.2            Code of Regulations of the Corporation              *   2                Not Applicable

          4              Form of Shares Certificate of Common Shares         *   3                Not Applicable

         21              Subsidiaries of the Registrant                          4                      51

         27              Financial Data Schedule                                 5                      52

* Indicates documents which have been previously filed as part of the Issuer's Report on Form 8-K dated April 27, 1995. All of such previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-B. Such documents are available to shareholders without charge upon request from the Issuer.

(b)    REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the last quarter of the period covered by this report.


--------------------------------------------------------------------------------

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the under signed, thereunto duly authorized.

      February 13, 1997                        COMMERCIAL BANCSHARES, INC.
----------------------------
           Date

                                               By:    /s/RAYMOND E. GRAVES
                                                  ------------------------------
                                                   Raymond E. Graves, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 13, 1997.

         Signatures                               Signatures
         ----------                               ----------

     /s/RAYMOND E. GRAVES                     /s/MARK DILLON
-----------------------------------      -----------------------------------
Raymond E. Graves                        Mark Dillon
President (Principal Executive           Director
Officer) and Director

     /s/JAMES A. DEER                         /s/EDWIN G. EMERSON
-----------------------------------      -----------------------------------
James A. Deer                            Edwin G. Emerson
Executive Vice President, Principal      Director
Financial Office, Principal
Accounting Officer and Director

     /s/RICHARD SHEAFFER                      /s/HAZEL FRANKS
-----------------------------------      -----------------------------------
Richard Sheaffer                         Hazel Franks
Director, Chairman of the Board          Director

     /s/B.E. BEASTON                          /s/WILLIAM GILLEN
-----------------------------------      -----------------------------------
B.E. Beaston                             William Gillen
Director                                 Director

     /s/DANIEL E. BERG                        /s/MICHAEL A. MASTRO
-----------------------------------      -----------------------------------
Daniel E. Berg                           Michael A. Mastro
Director                                 Director

     /s/LOREN H. DILLON                       /s/DOUGLAS C. SMITH
-----------------------------------      -----------------------------------
Loren H. Dillon                          Douglas C. Smith
Director                                 Director


--------------------------------------------------------------------------------