Form 10QSB
period 1997-03-31
COMMERCIAL BANCSHARES INC \OH\
filed 1997-05-15
CIK 1009976

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended:
                                 MARCH 31, 1997

                         Commission file number: 0-27894
                                                ------------

                           Commercial Bancshares, Inc.
                           ---------------------------
        (Exact name of small business issuer as specified in its charter)

              Ohio                                   34-1787239
   -------------------------------             ---------------------
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

                                 X Yes   No
                                ---   ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common stock, no par value                      Outstanding at April 30, 1997:
                                                1,041,456 common shares

Transitional Small Business Disclosure Format:

                            Yes   X No
                        ---      ---

                           COMMERCIAL BANCSHARES, INC.
                                   FORM 10-QSB
                          QUARTER ENDED March 31, 1997
--------------------------------------------------------------------------------

                         Part I - Financial Information

Interim financial information required by Regulation 228.310-3(b) of Regulation S-B is included in this Form 10-QSB as referenced below:

ITEM 1 - FINANCIAL STATEMENTS (Unaudited)                                                                     Page
                                                                                                              ----

Consolidated Balance Sheets ................................................................................    3

Consolidated Statements of Income ..........................................................................    4

Condensed Consolidated Statements of Changes in
     Shareholders' Equity ..................................................................................    5

Condensed Consolidated Statements of Cash Flows ............................................................    6

Notes to Consolidated Financial Statements .................................................................    7


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS ..............................................................   15

                           Part II - Other Information

Other Information...........................................................................................   19

Signatures   ...............................................................................................   20

                           COMMERCIAL BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                     March 31,    December 31,
                                                                      1997            1996
                                                                      ----            ----
ASSETS
Cash and due from banks                                          $   5,180,852    $   6,089,450
Federal funds sold                                                                      210,000
                                                                 -------------    -------------
     Total cash and cash equivalents                                 5,180,852        6,299,450
Securities available for sale, at fair value (Note 2)               49,024,499       48,392,272
Securities held to maturity (Estimated fair values
  of $2,867,020 in 1997 and $2,917,930 in 1996) (Note 2)             2,731,798        2,723,488
Total loans (Note 3)                                               120,110,807      116,154,788
Allowance for loan losses (Note 4)                                    (984,718)      (1,018,608)
                                                                 -------------    -------------
     Net loans                                                     119,126,089      115,136,180
Premises and equipment, net                                          4,095,795        4,159,754
Other real estate                                                    1,135,000        1,150,000
Accrued interest receivable and other assets                         3,452,568        3,099,828
                                                                 -------------    -------------
         Total assets                                            $ 184,746,601    $ 180,960,972
                                                                 =============    =============
LIABILITIES
Deposits
     Noninterest-bearing deposits                                $  12,789,402    $  14,140,221
     Interest-bearing deposits                                     155,638,682      151,751,741
                                                                 -------------    -------------
         Total deposits                                            168,428,084      165,891,962
Federal funds purchased                                              1,180,000
Accrued interest payable and other liabilities                         848,322          755,765
                                                                 -------------    -------------
         Total liabilities                                         170,456,406      166,647,727
                                                                 -------------    -------------
SHAREHOLDERS' EQUITY
Common stock (no par value; 4,000,000 shares authorized;
  1,041,456 shares issued in 1997; $12.50 par value; 1,000,000
  shares authorized; 347,152 shares issued in 1996)                  7,815,513        4,339,400
Additional paid-in capital                                                            3,476,113
Retained earnings                                                    7,303,047        6,989,002
Unrealized loss on securities available for sale                      (828,365)        (491,270)
                                                                 -------------    -------------
         Total shareholders' equity                                 14,290,195       14,313,245
                                                                 -------------    -------------
         Total liabilities and shareholders' equity              $ 184,746,601    $ 180,960,972
                                                                 =============    =============

--------------------------------------------------------------------------------

              See notes to the consolidated financial statements.

                           COMMERCIAL BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

--------------------------------------------------------------------------------

                                                        Three Months Ended
                                                             March 31,
                                                             ---------
                                                         1997         1996
INTEREST INCOME
     Interest and fees on loans                       $2,656,486   $2,292,071
     Interest on securities
         Taxable                                         558,673      541,469
         Nontaxable                                      205,081      192,002
     Other interest income                                 6,692       46,438
                                                      ----------   ----------
              Total interest income                    3,426,932    3,071,980
                                                      ----------   ----------
INTEREST EXPENSE
     Interest on deposits                              1,819,503    1,581,963
     Interest on other borrowings                          3,035
                                                       ---------   ----------
              Total interest expense                   1,822,538    1,581,963

NET INTEREST INCOME                                    1,604,394    1,490,017

Provision for loan losses (Note 4)                       116,000       26,000
                                                      ----------   ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES    1,488,394    1,464,017
                                                      ----------   ----------
OTHER INCOME
     Service fees and overdraft charges                  162,495      157,946
     Security gains, net                                  16,027        5,341
     Other income                                        106,519       93,632
                                                      ----------   ----------
              Total other income                         285,041      256,919
                                                      ----------   ----------
OTHER EXPENSE
     Salaries and employee benefits                      618,774      579,516
     Occupancy, furniture and
       equipment                                         147,674      120,025
     State taxes                                          70,978       62,258
     Data processing                                     145,402      134,131
     Other operating expense                             399,814      394,476
                                                      ----------   ----------
              Total other expense                      1,382,642    1,290,406
                                                      ----------   ----------
Income before federal income taxes                       390,793      430,530

Income tax expense                                        76,748       86,915
                                                      ----------   ----------

Net income                                            $  314,045   $  343,615
                                                      ==========   ==========

Earnings per common share (Note 1)                    $      .30   $      .33
                                                      ==========   ==========

--------------------------------------------------------------------------------


              See notes to the consolidated financial statements.

                           COMMERCIAL BANCSHARES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                            Three Months Ended
                                                                 March 31,
                                                                 ---------
                                                            1997           1996
                                                            ----           ----
Balance at beginning of period                          $ 14,313,245    $ 14,095,728

Net income                                                   314,045         343,615

Cash paid in lieu of fractional shares in stock split                        (26,177)

Change in unrealized loss on
  securities available for sale                             (337,095)       (299,477)
                                                        ------------    ------------
Balance at end of period                                $ 14,290,195    $ 14,113,689
                                                        ============    ============

--------------------------------------------------------------------------------

               See notes to the consolidated financial statements.

                           COMMERCIAL BANCSHARES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                         Three Months Ended
                                                             March 31,
                                                             ---------
                                                        1997            1996
                                                        ----            ----
NET CASH USED BY OPERATING ACTIVITIES              $   (432,066)   $   (400,906)

INVESTING ACTIVITIES
     Securities available for sale
         Purchases                                   (8,541,176)    (12,204,445)
         Maturities and repayments                      442,322         657,381
         Sales                                        6,940,968      13,509,656
     Net change in loans                             (3,221,322)     (3,231,320)
     Bank premises and equipment expenditures           (23,446)       (105,671)
     Proceeds from sale of other real estate                             93,404
                                                   ------------    ------------
           Net cash used by investing activities     (4,402,654)     (1,280,995)
                                                   ------------    ------------
FINANCING ACTIVITIES
     Net change in deposits                           2,536,122        (223,763)
     Net change in Federal funds purchased            1,180,000
     Cash paid in lieu of fractional shares                             (26,177)
                                                   ------------    ------------
           Net cash from financing activities         3,716,122        (249,940)
                                                   ------------    ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS              (1,118,598)     (1,931,841)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD      6,299,450       6,425,650
                                                   ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD         $  5,180,852    $  4,493,809
                                                   ============    ============

SUPPLEMENTAL DISCLOSURES
     Cash paid during the period for
         Interest                                  $  1,778,905    $  1,567,459
         Income taxes                                    80,000

--------------------------------------------------------------------------------

               See notes to the consolidated financial statements.

                           COMMERCIAL BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of Commercial Bancshares, Inc. ("Corporation") and its wholly owned subsidiary, The Commercial Savings Bank (the "Bank"). All material intercompany accounts and transactions have been eliminated in consolidation.

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Corporation at March 31, 1997, and its results of operations and its cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances. The Annual Report for the Corporation for the year ended December 31, 1996, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

INDUSTRY SEGMENT INFORMATION: The Corporation is a bank-holding Corporation engaged in the business of commercial and retail banking, with operations conducted through its main office and branches located in Upper Sandusky, Ohio and neighboring communities. This market area provides the source of substantially all of the Corporation's deposit and loan activities. The majority of the Corporation's income is derived from commercial and retail business lending activities and investments.

USE OF ESTIMATES: To prepare financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided and future results could differ. The collectibility of loans, fair values of financial instruments and status of contingencies are particularly subject to change.

ALLOWANCE FOR LOAN LOSSES: The allowance for loan losses is a valuation allowance, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required based on past loan loss experience, known and inherent risks in the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged off.
--------------------------------------------------------------------------------
                                  (Continued)

                           COMMERCIAL BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Management analyzes commercial loans and other loans with balances greater than $200,000 on an individual basis and classifies a loan as impaired when an analysis of the borrower's operating results and financial condition indicates that underlying cash flows are not adequate to meet its debt service requirements. Often this is associated with a delay or shortfall in payments of 30 days or more. Smaller-balance homogeneous loans are evaluated for impairment in total. Such loans include residential first mortgage loans secured by one-to-four-family residences and consumer automobile, home equity and credit card loans with balances less than $200,000. In addition, loans held for sale are excluded from consideration of impairment.

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

LOAN SERVICING: The Company has sold various loans to the Federal Home Loan Mortgage Corporation (FHLMC) while retaining the servicing rights. Gains and losses on loan sales are recorded at the time of the cash sale. Mortgage servicing rights are determined by allocating total cost of mortgage loans to mortgage servicing rights and to loans (without mortgage servicing rights) based on their relative fair values. Mortgage servicing rights recorded as a separate asset are amortized in proportion to, and over the period of, estimated net servicing income.

Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", revises accounting treatment for transfers of financial assets, such as loans and securities, and for distinguishing between sales and secured borrowings. SFAS No. 125 did not materially impact the Company's financial statements for the first quarter of 1997.

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

EARNINGS PER SHARE: Earnings per share was computed by dividing net income by the weighted average number of shares outstanding for the periods ended March 31, 1997 and 1996, which totaled 1,041,456 shares for both periods. In May 1997, the Board of Directors declared a three-for-one stock split, resulting in the issuance of 694,304 shares. The weighted average number of shares outstanding has been restated to retroactively reflect this stock split.

--------------------------------------------------------------------------------
                                  (Continued)
                                                                              8.

                           COMMERCIAL BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In March 1997, the accounting requirements for calculating earnings per share were revised. Basic earnings per share for 1997 and later will be calculated solely on average common shares outstanding. Diluted earnings per share will reflect the potential dilution of stock options and other common stock equivalents. All prior calculations will be restated to be comparable to the new methods. As the Company has not had significant dilution from stock options, the new calculation methods will not significantly affect future basic earnings per share and diluted earnings per share.




--------------------------------------------------------------------------------
                                  (Continued)

                           COMMERCIAL BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 2 - SECURITIES

Securities as of March 31, 1997 and December 31, 1996 are as follows:

                                                             March 31, 1997
                                          -------------------------------------------------------
                                                          Gross          Gross
                                          Amortized     Unrealized     Unrealized        Fair
                                             Cost          Gains         Losses          Value
                                          -----------   -----------    -----------    -----------
SECURITIES AVAILABLE FOR SALE
     U.S. Government obligations          $   508,676                  $   (20,756)   $   487,920
     Obligations of federal agencies        7,483,417                     (260,119)     7,223,298
     Obligations of state and political
       subdivisions                        16,982,931   $    44,252       (218,732)    16,808,451
     Corporate bonds                          502,343                       (8,748)       493,595
     Mortgage-backed securities            24,026,185        19,742       (564,952)    23,480,975
     Equity investments                       530,260                                     530,260
                                          -----------   -----------    -----------    -----------
         Total securities
           available for sale             $50,033,812   $    63,994    $(1,073,307)   $49,024,499
                                          ===========   ===========    ===========    ===========
SECURITIES HELD TO MATURITY
     Obligations of federal agencies      $ 2,731,798   $   135,222    $         0    $ 2,867,020
                                          ===========   ===========    ===========    ===========

                                                             December 31, 1996
                                          -------------------------------------------------------
                                                          Gross          Gross
                                          Amortized     Unrealized     Unrealized        Fair
                                             Cost          Gains         Losses          Value
                                          -----------   -----------    -----------    -----------
SECURITIES AVAILABLE FOR SALE
     U.S. Government obligations          $   509,206                  $   (14,266)   $   494,940
     Obligations of federal agencies        8,426,243   $     1,017       (133,916)     8,293,344
     Obligations of state and political
       subdivisions                        14,559,081       150,034        (80,580)    14,628,535
     Corporate bonds                          502,500                       (2,930)       499,570
     Mortgage-backed securities            24,346,113        41,479       (441,969)    23,945,623
     Equity investments                       530,260                                     530,260
                                          -----------   -----------    -----------    -----------
         Total securities
           available for sale             $48,873,403   $   192,530    $  (673,661)   $48,392,272
                                          ===========   ===========    ===========    ===========

SECURITIES HELD TO MATURITY
     Obligations of federal agencies      $ 2,723,488   $   193,902    $         0    $ 2,917,390
                                          ===========   ===========    ===========    ===========


--------------------------------------------------------------------------------
                                  (Continued)

                           COMMERCIAL BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 2 - SECURITIES (Continued)

The amortized cost and approximate fair values of debt securities available for sale and held to maturity at March 31, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Debt securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

                                                                                             Estimated
                                                                         Amortized             Fair
                                                                           Cost                Value
                                                                           ----                -----
SECURITIES AVAILABLE FOR SALE
         Due in one to five years                                    $      1,011,019    $         981,515
         Due in five to ten years                                           9,134,676            8,867,383
         Due after ten years                                               15,331,672           15,164,366
         Mortgage-backed securities                                        24,026,185           23,480,975
                                                                     ----------------    -----------------
             Total debt securities available for sale                $     49,503,552    $      48,494,239
                                                                     ================    =================
SECURITIES HELD TO MATURITY
         Due in five to ten years                                    $      2,731,798    $       2,867,020
                                                                     ================    =================

Sales of available-for-sale securities during the three months ended March 31, 1997 and 1996 were:

                                                                            1997                1996
                                                                            ----                ----
         Proceeds                                                    $      6,940,968    $      13,509,656
         Gross gains                                                           21,699               32,755
         Gross losses                                                           5,672               27,414

Securities with a carrying value of approximately $17,403,000 at March 31, 1997 and $11,201,000 at December 31, 1996 were pledged to secure deposits and for other purposes.




--------------------------------------------------------------------------------
                                  (Continued)

                           COMMERCIAL BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 3 - LOANS

Loans at March 31, 1997 and December 31, 1996 were as follows:

                                                                  March 31, 1997          December 31, 1996
                                                                  --------------          -----------------
     Commercial and other loans                                  $      51,033,298       $      51,021,307
     Real estate loans                                                  23,307,061              22,979,126
     Consumer and credit card                                           40,417,597              37,344,109
     Home equity loans                                                   5,352,851               4,810,246
                                                                 -----------------       -----------------
         Total loans                                             $     120,110,807       $     116,154,788
                                                                 =================       =================

The subsidiary Bank is an authorized seller/servicer for the Federal Home Loan Mortgage Corporation (FHLMC). Loans sold to FHLMC for which the Bank has retained servicing totaled $19,145,568 and $17,144,184 at March 31, 1997 and December 31, 1996. Real estate loans originated and held for sale at March 31, 1997 and December 31, 1996 totaled $1,953,000 and $1,068,000.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

A summary of activity in the allowance for loan losses for the three months ended March 31, 1997 and 1996 is as follows:

                                                                                 1997            1996
                                                                                 ----            ----
         Balance - January 1                                               $    1,018,608     $    996,131
         Loans charged off                                                       (163,407)        (111,834)
         Recoveries                                                                13,517           16,117
         Provision for loan losses                                                116,000           26,000
                                                                           --------------     ------------
         Balance - March 31                                                $      984,718     $    926,414
                                                                           ==============     ============

Information regarding impaired loans is as follows:

                                                                  March 31, 1997          December 31, 1996
                                                                  --------------          -----------------
     Balance of impaired loans                                   $         254,350        $         45,391

     Less portion for which no allowance for loan
       losses is allocated                                                 253,816                  10,361
                                                                 -----------------        ----------------
     Portion of impaired loan balance for which an
       allowance for loan losses is allocated                    $             534        $         35,030
                                                                 =================        ================
     Portion of allowance for loan losses allocated to
       the impaired loan balance                                 $             534        $         35,030
                                                                 =================        ================

--------------------------------------------------------------------------------
                                  (Continued)

                           COMMERCIAL BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 4 - ALLOWANCE FOR LOAN LOSSES (Continued)

Information regarding impaired loans is as follows for the period ended:

                                                                       March 31, 1997          December 31, 1996
                                                                       --------------          -----------------
     Average investment in impaired loans                                $    149,870           $       96,475

     Interest income recognized on impaired loans
       including interest income recognized on cash basis                          --                       --

     Interest income recognized on impaired loans on
       cash basis                                                                  --                       --

NOTE 5 - COMMITMENTS, OFF-BALANCE-SHEET RISK AND CONTINGENCIES

Various contingent liabilities are not reflected in the financial statements, including claims and legal actions arising in the normal course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on financial condition or results of operations.

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

Commitments to extend credit are agreements to lend to a customer as long as no condition established in the commitment is violated. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being used, the total commitments do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments to guarantee a customer's performance to a third party.


--------------------------------------------------------------------------------
                                  (Continued)

                           COMMERCIAL BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 5 - COMMITMENTS, OFF-BALANCE-SHEET RISK AND CONTINGENCIES
(Continued)

The following is a summary of commitments to extend credit at March 31, 1997 and December 31, 1996

                                                                         March 31,          December 31,
                                                                           1997                 1996
                                                                           ----                 ----
         Fixed rate                                                    $     1,426,000    $        245,000
         Variable rate                                                      17,071,000          13,339,000
                                                                       ---------------    ----------------

                                                                       $    18,497,000    $     13,584,000
                                                                       ===============    ================

At March 31, 1997 and December 31, 1996, reserves of $698,000 and $708,000 were required as deposits with the Federal Reserve or as cash on hand. These reserves do not earn interest.




--------------------------------------------------------------------------------

                           COMMERCIAL BANCSHARES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

INTRODUCTION

The following discussion focuses on the consolidated financial condition of Commercial Bancshares, Inc. (the Corporation) at March 31, 1997, compared to December 31, 1996, and the consolidated results of operations for the quarterly period ending March 31, 1997 compared to the same period in 1996. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements and related footnotes.

The registrant is not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on the liquidity, capital resources or operations except as discussed herein. Also, the Registrant is not aware of any current recommendations by regulatory authorities that would have such effect if implemented.

FINANCIAL CONDITION

Total assets increased modestly by $3,785,629 or 2.09% from December 31, 1996 to March 31, 1997. The growth in the loan portfolio was the reason for this increase and is discussed below.

Gross loans increased $3,956,019 or 3.41% during the first three months of 1997. The most significant increases occurred in the installment and credit card portfolios which combined to increase $3,073,488 or 8.23% during the first three months of 1997. This reflects management's continued emphasis on growing the consumer area due to the increased competition in the commercial lending area. The major portion of the installment loan growth represents indirect loans purchased from auto dealers in the Bank's primary lending area. These loans are subject to the same credit underwriting standards as loans originated directly by the Bank and management has established procedures to monitor the ongoing credit quality of loans purchased form individual dealers. Funding for this growth came from the increase in deposits and federal funds purchased. The Bank sells the majority of its fixed rate real estate loans into the secondary market while retaining servicing rights.

Total deposits increased $2,536,122, or 1.53%, during the first three months of 1997. The increase in interest-bearing deposits of $3,886,941 for the period ended March 31, 1997 was offset by a decrease in noninterest bearing deposits of $1,350,819.

The Bank utilized federal funds purchased to supplement the growth in deposits for funding new loans. The Bank has been approved for membership into the Federal Home Loan Bank to provide an alternative source of funds.

RESULTS OF OPERATIONS

Net income for the three-month period ending March 31, 1997 stood at $314,045 compared to $343,615 during the same period in 1996. Earnings per share decreased by $.03 per share for the

--------------------------------------------------------------------------------

                           COMMERCIAL BANCSHARES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

three-month period ending March 31, 1997 as compared to the same time period in 1996. Discussed below are the major factors which have influenced these operating results.

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

Interest income for the first quarter 1997 stood at $3,426,932 as compared to $3,071,980 during the same period 1996, an increase of $354,952. During the same time period, interest expense increased $240,576 from $1,581,963 in 1996 to $1,822,539 in 1997. The increase in interest income is the result of the larger investment in higher yielding installment loans. The increase in interest expense is the result of the shift from noninterest-bearing to interest-bearing deposits and the additional growth in time deposits.

The provision for loan loss increased $90,000 in the first quarter 1997 compared to 1996. This corresponds to the increase in riskier indirect loans discussed earlier and an increase in net charge-offs. Management has recently centralized the underwriting process for indirect installment loans and does not expect the increased level of charge-offs experienced in the first quarter to continue. Management has determined that loan loss provision is adequate at March 31, 1997 through its analysis of specific problem loans, historical charge-off experience and local economic trends.

NONINTEREST INCOME

Total first quarter noninterest income did not change significantly compared to the same period in 1996. The larger fluctuations were the increase in mortgage servicing income of $30,394 and the offsetting decrease in gain on sale of loans of $36,725.

NONINTEREST EXPENSE

Total noninterest expense increased $102,236 or 7.92% for the first three months of 1997 compared to the same period in 1996. The most significant increases occurred in areas of salaries and benefits, occupancy, furniture and equipment and other operating expense attributed to writing down other real estate $15,000.

--------------------------------------------------------------------------------

                           COMMERCIAL BANCSHARES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

CAPITAL RESOURCES

Total shareholders' equity decreased $23,050 or 0.16% during the first quarter of 1997. Year-to-date net income of $314,045 increased equity but was offset by the decrease in the market value of the available-for-sale investment security portfolio which resulted in a decrease to equity of $337,095. Shareholders' equity to total assets was 7.74% at March 31, 1997 compared to 7.91% at December 31, 1996.

During the annual meeting in April 1997 the shareholders approved changing the par value of the Company's stock from $12.00 to no par and increasing the number of shares authorized from 1,000,000 to 4,000,000. In May 1997, the Board of Directors approved a stock split effected in the form of a dividend in which two additional shares were issued for each share previously owned. This was done to increase the marketablity of the Company's stock. Shareholders also approved the adoption of an incentive stock option plan for the benefit of executive officers. Under the plan 50,000 shares were reserved for granting options. No options have been granted as of March 31, 1997. The weighted average number of shares outstanding and earning per share have been restated to retroactively reflect the stock split.

Banking regulations have established minimum capital requirements for banks including risk-based capital ratios and leverage ratios. Risk-based capital regulations require all banks to have a minimum total risk-based capital ratio of 8% with half of the capital composed of core capital. Minimum leverage ratio requirements range from 3% to 5% of total assets. Core capital, or Tier 1 capital, includes common equity, perpetual preferred stock and minority interests that are held by others in consolidated subsidiaries minus intangible assets. Supplementary capital, or Tier 2 capital, includes core capital and such items as mandatory convertible securities, subordinated debt and the allowance for loans and lease losses, subject to certain limitations. Qualified Tier 2 capital can equal up to 100% of an institution's Tier 1 capital with certain limitations in meeting the total risk-based capital requirements. At March 31, 1997, the Bank's leverage ratio was 7.98% and the risk-based capital ratio was in excess of 12% both of which exceeded the minimum regulatory requirements.

LIQUIDITY

Liquidity management for the Bank centers around the assurance that funds are available to meet the loan and deposit needs of its customers and the Bank's other financial commitments.

Cash and cash equivalents at March 31, 1997 stood at $5,180,852. Refer to the Statement of Cash Flows contained within this report.


--------------------------------------------------------------------------------

                           COMMERCIAL BANCSHARES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

A standard measure of liquidity is the relationship of loans to deposits. Lower ratios indicate greater liquidity. At March 31, 1997, the ratio of loans to deposits was 71.31%, considered an acceptable level of liquidity by management.




--------------------------------------------------------------------------------

                           COMMERCIAL BANCSHARES, INC.
                                   FORM 10-QSB
                          Quarter ended March 31, 1997
                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------


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

Item 6 -       Exhibits and Reports on Form 8-K:

               (a) Exhibit 11, Statement re: computation of per share earnings. (Reference is hereby made to Consolidated Statements of Income on page 4, hereof.)

               (b)       Exhibit 27, Financial Data Schedule.

               (c) No reports on Form 8-K were filed during the quarter for which this report is filed.


--------------------------------------------------------------------------------

                           COMMERCIAL BANCSHARES, INC.

                                   SIGNATURES

--------------------------------------------------------------------------------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               COMMERCIAL BANCSHARES, INC.
                               ---------------------------
                               (Registrant)

Date:
     ----------------------    --------------------------------------------
                               (Signature)
                               Raymond E. Graves
                               President and Chief Executive Officer

Date:
     ----------------------    --------------------------------------------
                               (Signature)
                               Philip W. Kinley
                               Vice President and Chief Financial Officer



--------------------------------------------------------------------------------

                           COMMERCIAL BANCSHARES, INC.

                                   SIGNATURES

--------------------------------------------------------------------------------


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    COMMERCIAL BANCSHARES, INC.
                                    ---------------------------
                                    (Registrant)

Date                                /s/ Raymond E. Graves
    ---------------------           ------------------------------------------
                                    (Signature)
                                    Raymond E. Graves
                                    President and Chief Executive Officer

Date:                               /s/ Philip W. Kinley
    ---------------------           ------------------------------------------
                                    (Signature)
                                    Philip W. Kinley
                                    Senior Vice President and Chief Financial
                                    Officer


--------------------------------------------------------------------------------

                           COMMERCIAL BANCSHARES, INC.

                                Index to Exhibits

--------------------------------------------------------------------------------


Exhibit 11, Statement re: computation of per share earnings. (Reference is hereby made to Consolidated Statements of Income on page 4, hereof.)

Exhibit 27, Financial Data Schedule











--------------------------------------------------------------------------------