Form 10QSB
period 1997-06-30
COMMERCIAL BANCSHARES INC \OH\
filed 1997-08-14
CIK 1009976

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        For the quarterly period ended:
                                 JUNE 30, 1997



                      Commission file number:      0-27894
                      ---------------------------  -------

                          Commercial Bancshares, Inc.
                      ------------------------------------
       (Exact name of small business issuer as specified in its charter)



                  Ohio                              34-1787239
    -------------------------------  ---------------------------------------
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


Common stock, no par value                         Outstanding at June 30, 1997:
                                                   1,041,456 common shares
Transitional Small Business Disclosure Format:

                                [ ] Yes   [X] No

                          COMMERCIAL BANCSHARES, INC.
                                  FORM 10-QSB
                          QUARTER ENDED June 30, 1997




                         Part I - Financial Information


Interim financial information required by Regulation 228.310-3(b) of Regulation S-B is included in this Form 10-QSB as referenced below:




    ITEM 1 - FINANCIAL STATEMENTS                                      Page
                                                                       ----

    Consolidated Balance Sheets .....................................     3

    Consolidated Statements of Income ...............................     4

    Condensed Consolidated Statements of Changes in
    Shareholders' Equity ............................................     5

    Condensed Consolidated Statements of Cash Flows .................     6

    Notes to Consolidated Financial Statements ......................     7


    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS ...................    13





                          Part II - Other Information


     Other Information .........................................        17

     Signatures.................................................        18

                          COMMERCIAL BANCSHARES, INC.
                          CONSOLIDATED BALANCE SHEETS




                                                                June 30,    December 31,
                                                                  1997          1996
                                                              ------------  ------------
ASSETS
Cash and due from banks                                       $  5,061,576  $  6,089,450
Federal funds sold                                                               210,000
                                                              ------------  ------------
    Total cash and cash equivalents                              5,061,576     6,299,450
Securities available for sale                                   48,260,322    48,392,272
Securities held to maturity                                      2,739,717     2,723,488
Total loans                                                    123,608,619   116,154,788
Allowance for loan losses                                         (985,279)   (1,018,608)
                                                              ------------  ------------
    Net loans                                                  122,623,340   115,136,180
Premises and equipment, net                                      4,015,428     4,159,754
Other real estate                                                1,135,000     1,150,000
Accrued interest receivable and other assets                     3,210,207     3,099,828
                                                              ------------  ------------

        Total assets                                          $187,045,590  $180,960,972
                                                              ============  ============

LIABILITIES
Deposits
    Noninterest-bearing deposits                              $ 13,736,688  $ 14,140,221
    Interest-bearing deposits                                  152,946,866   151,751,741
                                                              ------------  ------------
        Total deposits                                         166,683,554   165,891,962
Accrued interest payable and other liabilities                     836,232       755,765
Short-term borrowings                                            4,748,000
                                                              ------------  ------------
        Total liabilities                                      172,267,786   166,647,727
                                                              ------------  ------------

SHAREHOLDERS' EQUITY
Common stock (no par value; 4,000,000 shares authorized
 1,041,456 shares issued in 1997; $12.50 par value;
 1,000,000 shares authorized; 347,152 shares issued in 1996)     7,815,513     4,339,400
Additional paid-in capital                                                     3,476,113
Retained earnings                                                7,256,813     6,989,002
Unrealized loss on investment securities available for sale       (294,522)     (491,270)
                                                              ------------  ------------
        Total shareholders' equity                              14,777,804    14,313,245
                                                              ------------  ------------

        Total liabilities and shareholders' equity            $187,045,590  $180,960,972
                                                              ============  ============





              See notes to the consolidated financial statements.

                          COMMERCIAL BANCSHARES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME




                                         Three months Ended       Six Months Ended
                                              June 30,                June 30,
                                       ----------------------  ----------------------
                                          1997        1996        1997        1996
                                       ----------  ----------  ----------  ----------
INTEREST INCOME
    Interest and fees on loans         $2,798,520  $2,451,347  $5,455,006  $4,743,418
    Interest on investment securities
        Taxable                          (191,533)    501,579     367,170   1,043,048
        Nontaxable                        217,395     194,085     422,476     386,087
    Other interest income                 738,663       7,184     745,355      53,622
                                       ----------  ----------  ----------  ----------
            Total interest income       3,563,075   3,154,195   6,990,007   6,226,175

INTEREST EXPENSE
    Interest on deposits                1,799,789   1,446,942   3,619,292   3,028,905
    Other interest expense                 41,513       3,524      44,548       3,524
                                       ----------  ----------  ----------  ----------
            Total interest expense      1,841,302   1,450,466   3,663,840   3,032,429
                                       ----------  ----------  ----------  ----------

NET INTEREST INCOME                     1,721,773   1,703,729   3,326,167   3,193,746

Provision for loan losses                  99,000      30,000     215,000      56,000
                                       ----------  ----------  ----------  ----------

NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                        1,622,773   1,673,729   3,111,167   3,137,746

OTHER INCOME
    Service charges on deposit
     accounts                             169,921     158,365     332,416     316,311
    Investment security gains/
     (losses), net                         (4,947)     58,660      11,080      64,001
    Other income                           56,914      25,586     163,433     119,218
                                       ----------  ----------  ----------  ----------
            Total other income            221,888     242,611     506,929     499,530

OTHER EXPENSE
    Salaries and employee benefits        693,858     680,318   1,312,632   1,259,834
    Occupancy, furniture and
     equipment                            141,932     118,379     289,606     238,404
    State taxes                            69,561      65,104     140,539     127,362
    Data processing                       143,709     128,766     289,111     262,897
    FDIC deposit insurance expense         11,522      17,526      11,522      34,375
    Advertising                            24,840      56,169      56,864     111,156
    Professional fees                      66,118      16,811      68,551      37,187
    Other expense                         290,669     341,609     656,026     643,873
                                       ----------  ----------  ----------  ----------
            Total other expense         1,442,209   1,424,682   2,824,851   2,715,088
                                       ----------  ----------  ----------  ----------

Income before federal income taxes        402,452     491,658     793,245     922,188

Income tax expense                         84,176     117,400     160,924     204,315
                                       ----------  ----------  ----------  ----------

NET INCOME                              $ 318,276   $ 374,258   $ 632,321   $ 717,873
                                       ==========   =========   =========   =========
Earnings per common share               $     .31   $     .36   $     .61   $     .69
                                       ==========   =========   =========   =========


              See notes to the consolidated financial statements.

                          COMMERCIAL BANCSHARES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                            IN SHAREHOLDERS' EQUITY




                                                           Six Months Ended
                                                               June 30,
                                                       ------------------------
                                                          1997         1996
                                                       -----------  -----------

Balance at beginning of period                         $14,313,245  $14,095,728

Net income                                                 632,321      717,873

Cash dividends declared                                   (364,510)    (347,152)

Cash paid in lieu of fractional shares in stock split                   (26,177)



Change in unrealized loss on investment securities
 available for sale                                        196,748     (903,214)
                                                       -----------  -----------

Balance at end of period                               $14,777,804  $13,537,058
                                                       ===========  ===========



              See notes to the consolidated financial statements.

                          COMMERCIAL BANCSHARES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                         Six Months Ended
                                                             June 30,
                                                    --------------------------
                                                        1997          1996
                                                    ------------  ------------

  NET CASH FROM OPERATING ACTIVITIES                $    734,003  $    818,151

  INVESTING ACTIVITIES
      Securities available for sale
          Purchases                                  (16,263,377)   (7,007,048)
          Maturities and repayments                    1,276,544     1,681,495
          Sales                                       15,357,232    19,533,714
      Net change in loans                             (7,487,160)  (11,581,396)
      Disposal of premises and equipment                               (98,912)
      Bank premises and equipment expenditures           (30,201)     (332,366)
      Proceeds from sale of other real estate                           93,404
                                                    ------------  ------------
            Net cash used by investing activities     (7,146,962)    2,288,891
                                                    ------------  ------------

  FINANCING ACTIVITIES
      Net change in deposits                             791,592    (7,149,483)
      Net change in short-term borrowings              4,748,000     2,690,000
      Dividends paid                                    (364,510)     (347,152)
      Cash paid in lieu of fractional shares                           (26,177)
                                                    ------------  ------------
            Net cash used by financing activities      5,175,082    (4,832,812)
                                                    ------------  ------------

  NET CHANGE IN CASH AND CASH EQUIVALENTS             (1,237,877)   (1,725,770)

  CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD     6,299,450     6,425,650
                                                    ------------  ------------

  CASH AND CASH EQUIVALENTS AT END OF PERIOD        $  5,061,573  $  4,699,880
                                                    ============  ============



  SUPPLEMENTAL DISCLOSURES
      Cash paid during the period for
          Interest                                  $  3,628,124  $  3,082,263
          Income taxes                                    80,000       106,000




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

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Corporation at June 30, 1997, and its results of operations and its cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances. The Annual Report for the Bank for the year ended December 31, 1996, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

Industry Segment Information: The Corporation is engaged in the business of banking, which accounts for substantially all of its revenues and assets.

Allowance for Loan Losses: FASB standard No. 114, as amended by standard No. 118, was adopted at January 1, 1995. Under these standards, loans considered to be impaired, as identified according to internal loan review standards, are reduced to the present value of expected future cash flows or to the fair value of collateral by allocating a portion of the allowance for loan losses to such loans. If these allocations cause the allowance for loan losses to require an increase, such an increase will be reported as a provision for loan losses charged to expense. The effect of adopting these standards did not materially affect the allowance for loan losses at January 1, 1995 or for the quarter and year to date periods ended June 30, 1997.

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



                                  (Continued)

                          COMMERCIAL BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

Earnings per Share: Earnings per share was computed by dividing net income by the weighted average number of shares outstanding for the periods ended June 30, 1997 and 1996, which totaled 1,041,456 shares for both periods. In May 1997, the Board of Directors declared a three-for-one stock split, resulting in the issuance of 694,304 shares. The weighted average number of shares outstanding have been restated to retroactively reflect this stock split.


NOTE 2 - SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of the investment securities, as presented in the consolidated balance sheet at June 30, 1997 and December 31, 1996 are as follows:


                                                         June 30, 1997
                                        ------------------------------------------------
                                                       Gross        Gross
                                         Amortized   Unrealized   Unrealized    Fair
                                           Cost        Gains        Losses      Value
                                        -----------  ----------  ----------  -----------

SECURITIES AVAILABLE FOR SALE
    U.S. Government obligations         $   508,106              $ 14,826    $   493,280
    Obligations of federal agencies       7,233,154               130,930      7,102,224
    Obligations of state and political
     subdivisions                        16,883,831   $331,894     25,998     17,189,727
    Corporate bonds                         502,253                 5,704        496,549
    Mortgage-backed securities           22,785,622      5,697    360,537     22,430,782
    Equity investments                      547,760                              547,760
                                        -----------   --------   --------    -----------
        Total securities
         available for sale             $48,460,726   $337,591   $537,995    $48,260,322
                                        ===========   ========   ========    ===========




                                  (Continued)

                          COMMERCIAL BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 2 - SECURITIES (Continued)


                                                    June 30, 1997
                                    ----------------------------------------------
                                                  Gross       Gross
                                    Amortized   Unrealized  Unrealized     Fair
                                       Cost       Gains       Losses      Value
                                    ----------  ----------  ----------  ----------
SECURITIES HELD TO MATURITY
   Obligations of federal agencies  $2,739,717  $  186,173  $        0  $2,925,890
                                    ==========  ==========  ==========  ==========



                                                       December 31, 1996
                                        ------------------------------------------------
                                                       Gross       Gross
                                         Amortized   Unrealized  Unrealized     Fair
                                           Cost        Gains       Losses       Value
                                        -----------  ----------   ---------   ----------
SECURITIES AVAILABLE FOR SALE
    U.S. Government obligations         $   509,206               $ (14,266)  $   494,940
    Obligations of federal agencies       8,426,243    $  1,017    (133,916)    8,293,344
    Obligations of state and political
     subdivisions                        14,559,081     150,034     (80,580)   14,628,535
    Corporate bonds                         502,500                  (2,930)      499,570
    Mortgage-backed securities           24,346,113      41,479    (441,969)   23,945,623
    Equity investments                      530,260                               530,260
                                        -----------  ----------   ---------   -----------
        Total securities
         available for sale             $48,873,403    $192,530   $(673,661)  $48,392,272
                                        ===========    ========   =========   ===========

SECURITIES HELD TO MATURITY
    Obligations of federal agencies     $ 2,723,488    $193,902   $       0   $ 2,917,390
                                        ===========    ========   =========   ===========


Proceeds from sales of debt and mortgage-backed securities during the six months ended June 30, 1997 and 1996 were $15,357,232 and $19,533,714. Gross gains of $31,243 and $64,001, and gross losses of $20,163 and $0 were realized on the sales during the six months ended June 30, 1997 and 1996.



                                  (Continued)

                          COMMERCIAL BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 2 - SECURITIES (Continued)

The amortized cost and estimated fair values of investments in debt securities at June 30, 1997, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay the debt obligations prior to their contractual maturities.


                                                      Amortized           Fair
                                                        Cost              Value
                                                    ------------    -----------------
AVAILABLE FOR SALE
    Debt securities:
      Due in one to five years                      $  1,010,359       $    989,829
      Due in five to ten years                         9,470,107          9,378,073
      Due after ten years                             14,646,878         14,913,878
      Mortgage-backed securities                      22,785,622         22,430,782
                                                    ------------       ------------

         Total debt securities available for sale   $ 47,912,966       $ 47,712,562
                                                    ============       ============

HELD TO MATURITY
    Debt securities:
      Due in five to ten years                      $  2,739,717       $  2,925,890
                                                    ============       ============


NOTE 3 - LOANS

Total loans as presented on the balance sheet are comprised of the following classifications:

                                                   June 30, 1997    December 31, 1996
                                                   -------------    -----------------

      Commercial and other loans                    $ 55,165,679       $ 51,021,307
      Real estate loans                               23,584,424         22,979,126
      Consumer and credit card                        39,287,504         37,344,109
      Home equity loans                                5,571,012          4,810,246
                                                    ------------       ------------

        Total loans                                 $123,608,619       $116,154,788
                                                    ============       ============


The subsidiary Bank is an authorized seller/servicer for the Federal Home Loan Mortgage Corporation (FHLMC). Loans sold to FHLMC for which the Bank has retained servicing totaled $21,815,126 and $17,144,184 at June 30, 1997 and December 31, 1996. Real estate loans originated and held for sale at June 30, 1997 and December 31, 1996 totaled $495,450 and $1,068,000.




                                  (Continued)

                          COMMERCIAL BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 4 - ALLOWANCE FOR LOAN LOSSES

A summary of activity in the allowance for loan losses for the six months ended June 30, 1997 and 1996 is as follows:


                                                               1997             1996
                                                            ----------      ------------

       Balance - January 1                                  $1,018,608        $996,131
       Loans charged off                                      (306,768)       (156,851)
       Recoveries                                               58,439          67,246
       Provision for loan losses                               215,000          56,000
                                                            ----------        --------

       Balance - June 30                                    $  985,279        $962,526
                                                            ==========        ========

Information regarding impaired loans is as follows:

                                                            June 30,        December 31,
                                                              1997              1996
                                                            ----------      ------------

       Balance of impaired loans                            $  249,500        $ 45,391

       Less portion for which no allowance for
        loan losses is allocated                                                10,361
                                                            ----------        --------

       Portion of impaired loan balance for which
        an allowance for loan losses is allocated           $  249,500        $ 35,030
                                                            ==========        ========

       Portion of allowance for loan losses allocated
        to the impaired loan balance                        $   30,000        $ 35,030
                                                            ==========        ========

Information regarding impaired loans is as follows for the periods ended:

                                                            June 30,        December 31,
                                                              1997              1996
                                                            ----------      ------------

       Average investment in impaired loans                 $  183,080        $ 96,475

       Interest income recognized on impaired loans
        including interest income recognized on cash basis          --              --

       Interest income recognized on impaired
        loans on cash basis                                         --              --




                                  (Continued)

                          COMMERCIAL BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 5 - CONCENTRATIONS OF CREDIT RISK AND FINANCIAL INSTRUMENTS
WITH OFF-BALANCE SHEET RISK

The Bank grants residential, consumer, and commercial loans to customers located primarily in Wyandot, Marion, Hardin and Hancock Counties in Ohio. Most loans are secured by specific items of collateral including business assets, consumer assets and residences.

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. The contract amount of these instruments is not included in the consolidated financial statements. At June 30, 1997 and December 31, 1996, the contract amount of these instruments, which primarily includes commitments to extend credit and standby letters of credit, totaled approximately $8,815,000 and $13,584,000. Substantially all commitments to extend credit carry variable interest rates. Since many commitments to make loans expire without being used, the amount does not represent future cash commitments.

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

                          COMMERCIAL BANCSHARES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS





INTRODUCTION

The following discussion focuses on the consolidated financial condition of Commercial Bancshares, Inc. (the Corporation) at June 30, 1997, compared to December 31, 1996, and the consolidated results of operations for the quarterly and six-month periods ending June 30, 1997 compared to the same period in 1996. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements and related footnotes.

The registrant is not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on the liquidity, capital resources or operations except as discussed herein. Also, the Registrant is not aware of any current recommendations by regulatory authorities that would have such effect if implemented.


FINANCIAL CONDITION

Total assets increased modestly by $6,084,618 or 3.4% from December 31, 1996 to June 30, 1997. The growth in the loan portfolio was the reason for this increase and is discussed below.

Gross loans increased $7,453,831 or 6.4% during the first six months of 1997. The most significant increase occurred in the commercial loan portfolio which increased $4,144,372 or 8.1% during the first six months of 1997. This reflects management's success during increased competition in the commercial lending area. Funding for this growth came from the increase in federal funds purchased. The Bank has previously sold the majority of its fixed rate real estate loans into the secondary market while retaining servicing rights. Management has recently begun to retain those loans in an effort to grow the in-house loan portfolio.

Total deposits increased $791,592 or less than 1.0%, during the first six months of 1997. The increase in interest-bearing deposits of $1,195,125 for the period ended June 30, 1997 was offset by a decrease in noninterest-bearing deposits of $403,533.

The Bank utilized federal funds purchased to supplement the growth in deposits for funding new loans. The Bank has also been approved for membership into the Federal Home Loan Bank system to provide an alternative source of funds.


RESULTS OF OPERATIONS

Net income for the six-month period ending June 30, 1997 stood at $632,321 compared to $717,873 during the same period in 1996. Second quarter income in 1997 was $318,276 as compared to $374,258 during the same three-month period in 1996. Earnings per share decreased by $0.08 per share for the six-month period ending June 30, 1997 as compared to the

                          COMMERCIAL BANCSHARES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS




same time period in 1996 and earning per share for the second quarter decreased from $0.36 to $0.31 compared to the same period in 1996. Discussed below are the major factors which have influenced these operating results.


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

Interest income for the second quarter 1997 stood at $3,563,075 as compared to $3,154,195 during the same period 1996, an increase of $408,880. During the same time period, interest expense increased $390,836 from $1,450,466 in 1996 to $1,841,302 in 1997. Interest income and interest expense for the six months ended June 30, 1997 increased $763,832 or 12.3% and $631,411 or 20.8%, respectively, over the same period in 1996. The increase in interest income is the result of the larger investment in higher yielding installment loans. The increase in interest expense is the result of the shift from noninterest-bearing to interest-bearing deposits and the increase in federal funds purchased.

The provision for loan loss increased $69,000 in the second quarter 1997 compared to 1996 and is up $159,000 for the first six months of 1997 compared to the same period in 1996. This corresponds to the increase in riskier indirect loans and an increase in net charge-offs. The major portion of the installment loan growth represents indirect loans purchased from auto dealers in the Bank's primary lending area. These loans are subject to the same credit underwriting standards as loans originated directly by the Bank and management has established procedures to monitor the ongoing credit quality of loans purchased form individual dealers. Management has centralized the underwriting process for indirect installment loans and does not expect the increased level of charge-offs experienced to continue. The provision for loan loss for the remainder of 1997 is expected to be comparable to the first six months.

                          COMMERCIAL BANCSHARES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS





NONINTEREST INCOME

Total second quarter noninterest income decreased $20,723 or 8.5% compared to the same period in 1996. Total other income was up slightly from $499,530 to $506,929 for the first six months of 1997 as compared to 1996. The larger fluctuations were the change from a net gain on sale of securities to a net loss and an offsetting increase in earnings on life insurance investments.


NONINTEREST EXPENSE

Total noninterest expense increased $109,763 or 4.0% for the first six months of 1997 compared to the same period in 1996. For the second quarter of 1997, noninterest expense increased modestly compared to the same period in 1996. The most significant increases occurred in areas of salaries and benefits and occupancy, furniture and equipment expense. These increases are largely attributed to the opening of the Bank's second full service office in Marion, Ohio during the second quarter of 1996.


CAPITAL RESOURCES

Total shareholders' equity increased $464,559 or 3.3% during the first six months of 1997. Year-to-date net income of $632,321 and an increase in the fair value of the available-for-sale security portfolio increased equity but was offset by dividends declared of $364,510. Shareholders' equity to total assets was 7.9% at June 30, 1997 and 1996.

During the annual meeting in April 1997 the shareholders approved changing the par value of the Corporation's stock from $12.00 to no par and increasing the number of shares authorized from 1,000,000 to 4,000,000. In May 1997, the Board of Directors approved a stock split effected in the form of a dividend in which two additional shares were issued for each share previously owned. Shareholders also approved the adoption of an incentive stock option plan for the benefit of executive officers. Under the plan 50,000 shares were reserved for granting options. No options have been granted as of June 30, 1997. The weighted average number of shares outstanding and earning per share have been restated to retroactively reflect the stock split.

Banking regulations have established minimum capital requirements for banks and bank holding companies including risk-based capital ratios and leverage ratios. Risk-based capital regulations require all banks to have a minimum total risk-based capital ratio of 8% with half of the capital composed of core capital. Minimum leverage ratio requirements range from 3% to 5% of total assets. Core capital, or Tier 1 capital, includes common equity, perpetual preferred stock and minority interests that are held by others in consolidated subsidiaries minus intangible assets. Supplementary capital, or Tier 2 capital, includes core capital and such items as mandatory convertible securities, subordinated debt and the allowance for loans and lease losses, subject to

                          COMMERCIAL BANCSHARES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS




certain limitations. Qualified Tier 2 capital can equal up to 100% of an institution's Tier 1 capital with certain limitations in meeting the total risk-based capital requirements. At June 30, 1997, the Corporation's leverage ratio was 7.89% and the risk-based capital ratio was in excess of 11% both of which exceeded the minimum regulatory requirements.


LIQUIDITY

Liquidity management for the Corporation centers around the assurance that funds are available to meet the loan and deposit needs of its customers and the Corporation's other financial commitments.

Cash and cash equivalents at June 30, 1997 stood at $5,061,576. Refer to the Statement of Cash Flows contained within this report.

A standard measure of liquidity is the relationship of loans to deposits. Lower ratios indicate greater liquidity. At June 30, 1997, the ratio of loans to deposits was 74.2% compared to 70.0% at December 31, 1996. Both ratios are considered an acceptable level of liquidity by management.

                          COMMERCIAL BANCSHARES, INC.
                                  FORM 10-QSB
                          Quarter ended June 30, 1997
                          PART II - OTHER INFORMATION




Item 1 -  Legal Proceedings:
          There are no matters required to be reported under this item.

Item 2 -  Changes in Securities:
          There are no matters required to be reported under this item.

Item 3 -  Defaults Upon Senior Securities:
          There are no matters required to be reported under this item.

Item 4 -  Submission of Matters to a Vote of Security Holders:

          On April 9, 1997, the Annual Meeting of the Shareholders of the
          Corporation was held. The following items were submitted to a vote of security holders and approved by the votes set forth below:

          Election of Raymond E. Graves, James A. Deer, Hazel Franks and
          Richard Sheaffer to the Board of Directors of the Corporation for terms expiring in 1999. 224,240 votes for, 621 votes against and 0 votes abstain (J. Deer: 223,598 for and 1,263 against).

          Amendment of the Articles of Incorporation to change the par value of the Corporation's common stock from $12.00 to no par and to change the number of authorized shares from 1,000,000 to 4,000,000.  184,534 votes for, 30,909 votes against and 9,418 votes abstain.

          Adoption of an incentive stock option plan. 156,231 votes for, 52,253 votes against and 16,377 votes abstain.

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


                                      COMMERCIAL BANCSHARES, INC.
                                      __________________________________________
                                      (Registrant)




Date:______________________________   __________________________________________
                                      (Signature)
                                      Raymond E. Graves
                                      President and Chief Executive Officer




Date:______________________________   __________________________________________
                                      (Signature)
                                      Philip W. Kinley
                                      Vice President and Chief Financial Officer

                          COMMERCIAL BANCSHARES, INC.



                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     COMMERCIAL BANCSHARES, INC.
                                     __________________________________________
                                     (Registrant)





                                     /s/ Raymond E. Graves
Date:______________________________  __________________________________________
                                     (Signature)
                                     Raymond E. Graves
                                     President and Chief Executive Officer




                                     /s/ Philip W. Kinley
Date:______________________________  __________________________________________
                                     (Signature)
                                     Philip W. Kinley
                                     Vice President and Chief Financial
                                     Officer

                          COMMERCIAL BANCSHARES, INC.

                               Index to Exhibits


Exhibit 11, Statement re: computation of per share earnings. (Reference is hereby made to Consolidated Statements of Income on page 5, hereof.)

Exhibit No. 27