Form 10QSB
period 1997-09-30
COMMERCIAL BANCSHARES INC \OH\
filed 1997-11-14
CIK 1009976

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         For the quarterly period ended:
                               SEPTEMBER 30, 1997


                         Commission file number: 0-27894
                                                 -------

                           Commercial Bancshares, Inc.
        -----------------------------------------------------------------
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

Common stock, no par value                         Outstanding at _____________:
                                                   1,041,456 common shares
Transitional Small Business Disclosure Format:

                               [ ] Yes   [X] No

                           COMMERCIAL BANCSHARES, INC.
                                   FORM 10-QSB
                        QUARTER ENDED September 30, 1997

--------------------------------------------------------------------------------



                         Part I - Financial Information


Interim financial information required by Regulation 228.310-3(b) of Regulation S-B is included in this Form 10-QSB as referenced below:

ITEM 1 - FINANCIAL STATEMENTS                                                       Page
                                                                                    ----
Consolidated Balance Sheets .......................................................    3

Consolidated Statements of Income .................................................    4

Condensed Consolidated Statements of Changes in
     Shareholders' Equity .........................................................    5

Condensed Consolidated Statements of Cash Flows ...................................    6

Notes to Consolidated Financial Statements ........................................    7


ITEM 2 -     MANAGEMENT'S DISCUSSION AND ANALYSIS .................................   14


                           Part II - Other Information

Other Information .................................................................   18

Signatures ........................................................................   19

                           COMMERCIAL BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------

                                                                September 30,   December 31,
                                                                    1997            1996
                                                                    ----            ----
ASSETS
Cash and due from banks                                         $  5,719,564    $  6,089,450
Federal funds sold                                                                   210,000
                                                                ------------    ------------
     Total cash and cash equivalents                               5,719,564       6,299,450
Securities available for sale                                     40,877,666      48,392,272
Securities held to maturity                                        2,747,991       2,723,488
Total loans                                                      126,039,454     116,154,788
Allowance for loan losses                                         (1,217,501)     (1,018,608)
                                                                ------------    ------------
     Net loans                                                   124,821,953     115,136,180
Premises and equipment, net                                        3,967,204       4,159,754
Other real estate                                                  1,135,000       1,150,000
Accrued interest receivable and other assets                       3,162,221       3,099,828
                                                                ------------    ------------

         Total assets                                           $182,431,599    $180,960,972
                                                                ============    ============

LIABILITIES
Deposits
     Noninterest-bearing deposits                               $ 12,482,552    $ 14,140,221
     Interest-bearing deposits                                   152,922,056     151,751,741
                                                                ------------    ------------
         Total deposits                                          165,404,608     165,891,962
Accrued interest payable and other liabilities                       954,798         755,765
Short-term borrowings                                              1,084,993
                                                                ------------    ------------
         Total liabilities                                       167,444,399     166,647,727
                                                                ------------    ------------

SHAREHOLDERS' EQUITY
Common stock (no par value; 4,000,000 shares authorized
  1,041,456 shares issued in 1997; $12.50 par value;
  1,000,000 shares authorized; 347,152 shares issued in 1996)      7,815,513       4,339,400
Additional paid-in capital                                                         3,476,113
Retained earnings                                                  7,635,419       6,989,002
Unrealized loss on investment securities available for sale         (463,732)       (491,270)
                                                                ------------    ------------
         Total shareholders' equity                               14,987,200      14,313,245
                                                                ------------    ------------

         Total liabilities and shareholders' equity             $182,431,599    $180,960,972
                                                                ============    ============

--------------------------------------------------------------------------------

               See notes to the consolidated financial statements.

                           COMMERCIAL BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

--------------------------------------------------------------------------------

                                         Three months Ended           Nine Months Ended
                                            September 30,               September 30,
                                            -------------               -------------
                                          1997         1996           1997         1996
                                          ----         ----           ----         ----
INTEREST INCOME
     Interest and fees on loans        $2,866,503   $2,618,145    $ 8,321,509   $7,361,563
     Interest on securities
         Taxable                          542,072      402,253      1,642,695    1,445,301
         Nontaxable                       174,230      184,750        596,706      570,837
     Other interest income                 10,380       12,341         22,282       65,963
                                       ----------   ----------    -----------   ----------
              Total interest income     3,593,185    3,217,489     10,583,192    9,443,664

INTEREST EXPENSE
     Interest on deposits               1,798,346    1,528,950      5,417,638    4,557,855
     Other interest expense                29,789       28,032         87,170       31,556
                                       ----------   ----------    -----------   ----------
              Total interest expense    1,828,135    1,556,982      5,504,808    4,589,411
                                       ----------   ----------    -----------   ----------

NET INTEREST INCOME                     1,765,050    1,660,507      5,078,384    4,854,253

Provision for loan losses                 299,000       30,000        514,000       86,000
                                       ----------   ----------    -----------   ----------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                       1,466,050    1,630,507      4,564,384    4,768,253

OTHER INCOME
     Service charges on deposit
       accounts                           179,327      163,332        511,743      479,643
     Security gains/
       (losses), net                       64,673      (19,726)        75,753       44,275
     Loan sale gains, net                  68,591        6,782        121,984       56,246
     Other income                          54,081       18,333        164,121       88,087
                                       ----------   ----------    -----------   ----------
              Total other income          366,672      168,721        873,601      668,251

OTHER EXPENSE
     Salaries and employee benefits       610,182      580,945      1,922,814    1,840,779
     Occupancy, furniture and
       equipment                          136,492      132,510        426,098      370,914
     State taxes                           68,937       70,941        209,476      198,303
     Data processing                      140,972      125,699        430,083      388,596
     FDIC deposit insurance expense         8,631      162,604         20,153      196,979
     Professional fees                     27,817       16,145         96,368       53,332
     Other expense                        348,986      394,420      1,049,042    1,149,449
                                       ----------   ----------    -----------   ----------
              Total other expense       1,342,017    1,483,264      4,154,034    4,198,352
                                       ----------   ----------    -----------   ----------

Income before federal income taxes        490,705      315,964      1,283,951    1,238,152

Income tax expense                        112,100       71,900        273,024      276,215
                                       ----------   ----------    -----------   ----------

NET INCOME                             $  378,605   $  244,064    $ 1,010,927   $  961,937
                                       ==========   ==========    ===========   ==========

Earnings per common share              $      .36   $      .23    $       .97   $      .92
                                       ==========   ==========    ===========   ==========

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

                           COMMERCIAL BANCSHARES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY

--------------------------------------------------------------------------------

                                                               Nine Months Ended
                                                                 September 30,
                                                                 -------------
                                                             1997             1996
                                                             ----             ----
Balance at beginning of period                            $14,313,245      $14,095,728

Net income                                                  1,010,927          961,937

Cash dividends declared                                      (364,510)        (347,152)

Cash paid in lieu of fractional shares in stock split                          (26,289)

Change in unrealized loss on securities
  available for sale                                           27,538         (784,973)
                                                          -----------      -----------

Balance at end of period                                  $14,987,200      $13,899,251
                                                          ===========      ===========

--------------------------------------------------------------------------------

               See notes to the consolidated financial statements.

                           COMMERCIAL BANCSHARES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------

                                                           Nine Months Ended
                                                              September 30,
                                                              -------------
                                                         1997              1996
                                                         ----              ----
NET CASH FROM OPERATING ACTIVITIES                   $  1,921,491      $ (1,897,365)

INVESTING ACTIVITIES
     Securities available for sale
         Purchases                                    (23,739,105)      (14,782,205)
         Maturities and repayments                      4,159,046         1,903,372
         Sales                                         27,115,850        25,312,504
     Net change in loans                              (10,199,773)      (14,323,134)
     Bank premises and equipment expenditures             (70,524)         (515,154)
     Proceeds from sale of other real estate                                 93,404
                                                     ------------      ------------
           Net cash used by investing activities       (2,734,506)       (2,311,213)
                                                     ------------      ------------

FINANCING ACTIVITIES
     Net change in deposits                              (487,354)        4,643,318
     Net change in short-term borrowings                1,084,993
     Dividends paid                                      (364,510)         (347,152)
     Cash paid in lieu of fractional shares                                 (26,289)
                                                     ------------      ------------
           Net cash used by financing activities          233,129         4,269,877
                                                     ------------      ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                  (579,886)           61,299

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        6,299,450         6,425,650
                                                     ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $  5,719,564      $  6,486,949
                                                     ============      ============


SUPPLEMENTAL DISCLOSURES
     Cash paid during the period for
         Interest                                    $  5,387,291      $  4,582,367
         Income taxes                                     180,000           192,000

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

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Corporation at September 30, 1997, and its results of operations and its cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances. The Annual Report for the Bank for the year ended December 31, 1996, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

Industry Segment Information: The Corporation is engaged in the business of banking, which accounts for substantially all of its revenues and assets.

Allowance for Loan Losses: FASB standard No. 114, as amended by standard No. 118, was adopted at January 1, 1995. Under these standards, loans considered to be impaired, as identified according to internal loan review standards, are reduced to the present value of expected future cash flows or to the fair value of collateral by allocating a portion of the allowance for loan losses to such loans. If these allocations cause the allowance for loan losses to require an increase, such an increase will be reported as a provision for loan losses charged to expense. The effect of adopting these standards did not materially affect the allowance for loan losses at January 1, 1995 or for the quarter and year to date periods ended September 30, 1997.

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

Earnings per Share: Earnings per share was computed by dividing net income by the weighted average number of shares outstanding for the periods ended September 30, 1997 and 1996, which totaled 1,041,456 shares for both periods. In May 1997, the Board of Directors declared a three-for-one stock split, resulting in the issuance of 694,304 shares. In March 1996, the Board of Directors declared a 25% stock split effected in the form of a dividend, resulting in the issuance of 69,063 shares. The weighted average number of shares outstanding have been restated to retroactively reflect these stock splits.


NOTE 2 - SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of the investment securities, as presented in the consolidated balance sheet at September 30, 1997 and December 31, 1996 are as follows:

                                                             September 30, 1997
                                            -----------------------------------------------------
                                                              Gross       Gross
                                             Amortized     Unrealized   Unrealized       Fair
                                                Cost          Gains       Losses         Value
                                                ----          -----       ------         -----
SECURITIES AVAILABLE FOR SALE
     U.S. Government obligations            $   507,557                  $  9,902     $   497,655
     Obligations of federal agencies          5,233,056                    47,099       5,185,957
     Obligations of state and political
       subdivisions                          15,837,384     $133,895      335,085      15,636,194
     Corporate bonds                            501,975                     1,980         499,995
     Mortgage-backed securities              18,705,685       11,028      216,308      18,500,405
     Equity investments                         557,460                                   557,460
                                            -----------     --------     --------     -----------
         Total securities
           available for sale               $41,343,117     $144,923     $610,374     $40,877,666
                                            ===========     ========     ========     ===========

--------------------------------------------------------------------------------
                                   (Continued)

                           COMMERCIAL BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 2 - SECURITIES (Continued)

                                                               September 30, 1997
                                            --------------------------------------------------------
                                                              Gross          Gross
                                            Amortized      Unrealized     Unrealized        Fair
                                               Cost           Gains          Losses         Value
                                               ----           -----          ------         -----
SECURITIES HELD TO MATURITY
     Obligations of federal agencies        $2,747,991      $207,029      $       0      $ 2,955,020
                                            ==========      ========      =========      ===========

                                                               December 31, 1996
                                            --------------------------------------------------------
                                                              Gross          Gross
                                            Amortized      Unrealized     Unrealized        Fair
                                               Cost           Gains          Losses         Value
                                               ----           -----          ------         -----
SECURITIES AVAILABLE FOR SALE
     U.S. Government obligations            $   509,206                   $ (14,266)     $   494,940
     Obligations of federal agencies          8,426,243     $  1,017       (133,916)       8,293,344
     Obligations of state and political
       subdivisions                          14,559,081      150,034        (80,580)      14,628,535
     Corporate bonds                            502,500                      (2,930)         499,570
     Mortgage-backed securities              24,346,113       41,479       (441,969)      23,945,623
     Equity investments                         530,260                                      530,260
                                            -----------     --------      ---------      -----------
         Total securities
           available for sale               $48,873,403     $192,530      $(673,661)     $48,392,272
                                            ===========     ========      =========      ===========

SECURITIES HELD TO MATURITY
     Obligations of federal agencies        $ 2,723,488     $193,902      $       0      $ 2,917,390
                                            ===========     ========      =========      ===========

Proceeds from sales of debt and mortgage-backed securities during the nine months ended September 30, 1997 and 1996 were $27,115,850 and $25,312,504. Gross gains of $115,815 and $295,724, and gross losses of $40,062 and $339,999 were realized on the sales during the nine months ended September 30, 1997 and 1996.

--------------------------------------------------------------------------------
                                   (Continued)

                           COMMERCIAL BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 2 - SECURITIES (Continued)

The amortized cost and estimated fair values of investments in debt securities at September 30, 1997, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay the debt obligations prior to their contractual maturities.

                                                           Amortized         Fair
                                                             Cost            Value
AVAILABLE FOR SALE
      Debt securities:
         Due in one to five years                         $ 1,009,532     $   997,650
         Due in five to ten years                           6,560,704       6,539,111
         Due after ten years                               14,509,736      14,283,040
         Mortgage-backed securities                        18,705,685      18,500,405
                                                          -----------     -----------

             Total debt securities available for sale     $40,785,657     $40,320,206
                                                          ===========     ===========

HELD TO MATURITY
      Debt securities:
         Due in five to ten years                         $ 2,747,991     $ 2,955,020
                                                          ===========     ===========


NOTE 3 - LOANS

Total loans as presented on the balance sheet are comprised of the following classifications:

                                      September 30, 1997       December 31, 1996
                                      ------------------       -----------------
          Commercial and other loans     $ 57,393,126            $ 51,021,307
          Real estate loans                25,590,681              22,979,126
          Consumer and credit card         37,381,180              37,344,109
          Home equity loans                 5,674,467               4,810,246
                                         ------------            ------------

            Total loans                  $126,039,454            $116,154,788
                                         ============            ============

The subsidiary Bank is an authorized seller/servicer for the Federal Home Loan Mortgage Corporation (FHLMC). Loans sold to FHLMC for which the Bank has retained servicing totaled $22,595,919 and $17,144,184 at September 30, 1997 and December 31, 1996. Real estate loans originated and held for sale at September 30, 1997 and December 31, 1996 totaled $131,595 and $1,068,000.

--------------------------------------------------------------------------------
                                   (Continued)

                           COMMERCIAL BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 4 - ALLOWANCE FOR LOAN LOSSES

A summary of activity in the allowance for loan losses for the nine months ended September 30, 1997 and 1996 is as follows:

                                           1997            1996
                                           ----            ----
         Balance - January 1           $ 1,018,608      $ 996,131
         Loans charged off                (391,809)      (180,086)
         Recoveries                         76,702         73,807
         Provision for loan losses         514,000         86,000
                                       -----------      ---------

         Balance - September 30        $ 1,217,501      $ 975,852
                                       ===========      =========

Information regarding impaired loans is as follows:

                                                          September 30,       December 31,
                                                              1997               1996
                                                              ----               ----
         Balance of impaired loans                          $249,500            $45,391

         Less portion for which no allowance for
           loan losses is allocated                                              10,361
                                                            --------            -------

         Portion of impaired loan balance for which
           an allowance for loan losses is allocated        $249,500            $35,030
                                                            ========            =======

         Portion of allowance for loan losses allocated
           to the impaired loan balance                     $ 30,000            $35,030
                                                            ========            =======

Information regarding impaired loans is as follows for the periods ended:

                                                           September 30,      December 31,
                                                               1997               1996
                                                               ----               ----
         Average investment in impaired loans                $199,685           $96,475

         Interest income recognized on impaired loans
           including interest income recognized on
           cash basis                                              --                --

         Interest income recognized on impaired
           loans on cash basis                                     --                --

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

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. The contract amount of these instruments is not included in the consolidated financial statements. At September 30, 1997 and December 31, 1996, the contract amount of these instruments, which primarily includes commitments to extend credit and standby letters of credit at variable and fixed interest rates, totaled approximately $7,407,142 and $13,584,000. Since many commitments to make loans expire without being used, the amount does not represent future cash commitments.

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


NOTE 6 - STOCK OPTION PLAN

During the annual meeting in April 1997 the shareholders approved the adoption of an incentive stock option plan for the benefit of executive officers. Options awarded become first exercisable on the fifth anniversary of the date of grant or at the discretion of the Compensation Committee. The option period expires 10 years from the date of grant. Under the plan 150,000 shares were reserved for granting options.

On July 9, 1997, the Board of Directors granted options to purchase 30,000 shares of common stock at an exercise price of $19.33 effective January 1, 1997 to certain officers of the Company. At September 30, 1997, no options were exercisable. No options were exercised during the three-month and nine-month periods ended September 30, 1997. In addition, there are 120,000 shares of authorized but unissued common stock reserved for which no options have been granted.

On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 encourages, but does not require, entities to use a "fair value based method" to account for stock-based compensation plans. If the fair value accounting encouraged by SFAS No. 123 is not adopted, entities must still disclose the pro forma effect on

--------------------------------------------------------------------------------

                           COMMERCIAL BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 6 - STOCK OPTION PLAN (Continued)

net income and on earnings per share had the accounting method been adopted. Fair value of a stock option is to be estimated using an option-pricing model that considers exercise price, expected life of the option, current price of the stock, expected price volatility, expected dividends on the stock and the risk-free interest rate. Once estimated, the fair value of an option is not later changed. The Company elected to disclose the pro forma effect of the fair value accounting for stock options granted in 1997 and thereafter, and will include appropriate disclosures in the 1997 annual financial statements.

--------------------------------------------------------------------------------

                           COMMERCIAL BANCSHARES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------


INTRODUCTION

The following discussion focuses on the consolidated financial condition of Commercial Bancshares, Inc. (the Corporation) at September 30, 1997, compared to December 31, 1996, and the consolidated results of operations for the quarterly and nine-month periods ending September 30, 1997 compared to the same period in 1996. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements and related footnotes.

The registrant is not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on the liquidity, capital resources or operations except as discussed herein. Also, the Registrant is not aware of any current recommendations by regulatory authorities that would have such effect if implemented.


FINANCIAL CONDITION

Total assets increased modestly by $1,470,627 or 0.81% from December 31, 1996 to September 30, 1997. The growth in the loan portfolio was the reason for this increase and is discussed below.

Gross loans increased $9,884,666 or 8.51% during the first nine months of 1997. The most significant increase occurred in the commercial loan portfolio which increased $6,371,819 or 12.49% during the first nine months of 1997. This reflects management's success during increased competition in the commercial lending area. Funding for this growth came from the exchange of securities for higher yielding loans. Through the second quarter of 1997 the Bank has sold the majority of its fixed rate real estate loans into the secondary market while retaining servicing rights. In the third quarter management has begun to retain those loans in an effort to grow the in-house loan portfolio resulting in an increase in mortgage loans of $2,611,555 from December 31, 1996 to September 30, 1997 of which $2,006,257 occurred in the third quarter.

Total deposits decreased $487,354 or 0.29%, during the first nine months of 1997. The increase in interest-bearing deposits of $1,170,315 for the period ended September 30, 1997 was offset by a decrease in noninterest-bearing deposits of $1,657,669 as those funds moved to higher yielding interest-bearing deposits and non-deposit products.

The Bank utilized federal funds purchased to offset the decrease in deposits. The Bank has been approved for membership into the Federal Home Loan Bank to provide an alternative source of funds.

The Company has submitted an application with the appropriate regulatory agencies to form a finance company, Advantage Finance, Inc. (Advantage), in Marion, Ohio. The purpose of Advantage is to provide financing for higher risk borrowers that do not meet the more

--------------------------------------------------------------------------------

                           COMMERCIAL BANCSHARES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------


stringent underwriting criteria of the Bank. Approval has not been received at of September 30, 1997, but is expected in the fourth quarter.


RESULTS OF OPERATIONS

Net income for the nine-month period ending September 30, 1997 stood at $1,010,927 compared to $961,937 during the same period in 1996. Third quarter income in 1997 was $378,605 as compared to $244,064 during the same three-month period in 1996. Earnings per share increased by $0.05 per share for the nine-month period ending September 30, 1997 as compared to the same time period in 1996 and earnings per share increased from $0.23 to $0.36 for the three month period ended September 30, 1997. Discussed below are the major factors which have influenced these operating results.


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

Interest income for the third quarter 1997 stood at $3,593,185 as compared to $3,217,489 during the same period 1996, an increase of $375,696. During the same time period, interest expense increased $271,153 from $1,556,982 in 1996 to $1,828,135 in 1997. Interest income and interest expense for the nine months ended September 30, 1997 increased $1,139,528 or 12.07% and $915,397 or 19.95%, respectively, over the same period in 1996. The increase in interest income is the result of the larger investment in higher yielding installment loans during 1996. The increase in interest expense is the result of the shift from noninterest-bearing to interest-bearing deposits and the higher rate the Bank is paying due to market conditions.

The provision for loan loss increased $269,000 in the third quarter 1997 compared to 1996 and is up $428,000 for the first nine months of 1997 compared to the same period in 1996. The large third quarter funding of the allowance for loan losses corresponds to the increase in riskier indirect and commercial loans and an increase in net charge-offs of indirect loans. The major portion of the installment loan growth represents indirect loans purchased from auto dealers in the Bank's primary lending area. These loans are subject to the same credit underwriting

--------------------------------------------------------------------------------

                           COMMERCIAL BANCSHARES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------


standards as loans originated directly by the Bank and management has established procedures to monitor the ongoing credit quality of loans purchased from individual dealers. Management has centralized the underwriting process and reduced the funding for indirect installment loans and does not expect the increased level of charge-offs experienced to continue. The provision for loan loss for the remainder of 1997 is expected to be comparable to the first six months.


NONINTEREST INCOME

Total third quarter noninterest income increased $216,652 or 128.41% compared to the same period in 1996. Total other income was up from $668,251 to $873,601 for the first nine months of 1997 as compared to 1996. The significant causes of the increase were the gains on sale of securities and loans and an increase in earnings on life insurance investments.

On September 30, 1997, the Company entered into a definitive agreement with Liberty Bancshares, Inc. to sell the property, equipment and deposits of the Kenton branch. The Company anticipates the transaction to close before December 31, 1997. The estimated gain on sale before applicable taxes is $700,000.


NONINTEREST EXPENSE

Total noninterest expense decreased $141,247 or 9.52% for the third quarter of 1997 compared to the same period in 1996. For the first nine months of 1997, noninterest expense decreased modestly compared to the same period in 1996. The one-time special assessment of $154,011 in the third quarter of 1996 is the cause of the decreases in 1997. This assessment related to deposits insured by the Savings Association Insurance Fund purchased by the Bank in 1992.


CAPITAL RESOURCES

Total shareholders' equity increased $673,955 or 4.71% during the first nine months of 1997. Year-to-date net income of $1,010,927 increased equity but was offset by dividends declared of $364,510. Shareholders' equity to total assets was 8.21% at September 30, 1997 and 7.91% at September 30, 1996.

During the annual meeting in April 1997 the shareholders approved changing the par value of the Company's stock from $12.00 to no par and increasing the number of shares authorized from 1,000,000 to 4,000,000. In May 1997, the Board of Directors approved a stock split effected in the form of a dividend in which two additional shares were issued for each share previously owned. This was done to increase the marketability of the Company's stock. The weighted average number of shares outstanding and earning per share have been restated to retroactively reflect the stock split.

--------------------------------------------------------------------------------

                           COMMERCIAL BANCSHARES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------


Banking regulations have established minimum capital requirements for banks including risk-based capital ratios and leverage ratios. Risk-based capital regulations require all banks to have a minimum total risk-based capital ratio of 8% with half of the capital composed of core capital. Minimum leverage ratio requirements range from 3% to 5% of total assets. Core capital, or Tier 1 capital, includes common equity, perpetual preferred stock and minority interests that are held by others in consolidated subsidiaries minus intangible assets. Supplementary capital, or Tier 2 capital, includes core capital and such items as mandatory convertible securities, subordinated debt and the allowance for loans and lease losses, subject to certain limitations. Qualified Tier 2 capital can equal up to 100% of an institution's Tier 1 capital with certain limitations in meeting the total risk-based capital requirements. At September 30, 1997, the Bank's leverage ratio was 8.17% and the risk-based capital ratio was in excess of 8.60% both of which exceeded the minimum regulatory requirements.


LIQUIDITY

Liquidity management for the Bank centers around the assurance that funds are available to meet the loan and deposit needs of its customers and the Bank's other financial commitments.

Cash and cash equivalents at September 30, 1997 stood at $5,719,564. Refer to the Statement of Cash Flows contained within this report.

A standard measure of liquidity is the relationship of loans to deposits. Lower ratios indicate greater liquidity. At September 30, 1997, the ratio of loans to deposits was 75.8% compared to 70.0% at December 31, 1996. Both ratios are considered an acceptable level of liquidity by management.

--------------------------------------------------------------------------------

                           COMMERCIAL BANCSHARES, INC.
                                   FORM 10-QSB
                        Quarter ended September 30, 1997
                           PART II - OTHER INFORMATION

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

Item 6 -       Exhibits and Reports on Form 8-K:

               The following Exhibits are included in this Form 10-QSB or are incorporated by reference as noted in the following index:

                                  EXHIBIT INDEX

               (a) Exhibit 11, Statement regarding computation of per share earnings (included in Note 1 to the Consolidated Financial Statements).

               (b)    Exhibit No. 27

                               REPORTS ON FORM 8-K

               (a) A Form 8-K was filed on September 22, 1997 to report the appointment of Deborah J. Grafmiller to the boards of Commercial Savings Bank and Commercial Bancshares, Inc. replacing B.E. Beaston who retired effective August 1997.

--------------------------------------------------------------------------------

                                   SIGNATURES

--------------------------------------------------------------------------------


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         COMMERCIAL BANCSHARES, INC.
                                         -------------------------------------
                                         (Registrant)




Date:
      ----------------------             -------------------------------------
                                         (Signature)
                                         Raymond E. Graves
                                         President and Chief Executive Officer




Date:
      ----------------------             -------------------------------------
                                         (Signature)
                                         Philip W. Kinley
                                         Vice President and Chief Financial
                                         Officer