Form 10KSB40
period 1997-12-31
COMMERCIAL BANCSHARES INC \OH\
filed 1998-03-12
CIK 1009976

                          COMMERCIAL BANCSHARES, INC.

================================================================================

                                   FORM 10-KSB

--------------------------------------------------------------------------------
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

     (Mark one)

      [XX] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934 [FEE REQUIRED]
           For the fiscal year ended December 31, 1997

      [  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
           For the transaction period from             to


         Commission File No. 0-27894

                           COMMERCIAL BANCSHARES, INC.
                 (Name of small business issuer in its charter)

OHIO                                                                34-1787239
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


118 S. SANDUSKY STREET
Upper Sandusky, Ohio                                  43351
(Address of principal executive offices)         (Zip code)

(419) 294-5781
(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

     Title of each class            Name of each exchange on which registered
          None

Securities registered under Section 12(g) of the Exchange Act:

Common Shares, no par value

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X    No
                                                             ----    ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                              -----

Issuer's revenues for the year ended December 31, 1997 were:   $16,027,789

At February, 1998, there were issued and outstanding 1,043,481 of the Issuer's Common Shares.

The aggregate market value of the Issuer's voting stock held by nonaffiliates of the Issuer as of January 29, 1998 was $26,036,400.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Issuer's Definitive Proxy Statement for the 1997 Annual Meeting of Shareholders to be held April 8, 1998 are incorporated by reference into Part III.

Transitional Small Business Disclosure Form (check one):
   Yes         No  X
      ----        ----

This document, including exhibits, contains 30 pages.

The Exhibit Index is on page 31.

--------------------------------------------------------------------------------
================================================================================

                           COMMERCIAL BANCSHARES, INC.

================================================================================
                                  FORM 10-KSB

--------------------------------------------------------------------------------
                                    INDEX

                                 FORM 10-KSB

PART I

    Item 1   Description of Business                                                                6

    Item 2   Description of Property                                                                7

    Item 3   Legal Proceedings                                                                      7

    Item 4   Submission of Matters to a Vote of Security Holders                                    7



PART II

    Item 5   Market for Common Equity and Related Shareholder Matters                               8

    Item 6   Management's Discussion and Analysis of Financial Condition and
                Results of Operation                                                                9

    Item 7   Independent Auditors' Report                                                          17

             Consolidated Financial Statements                                                     18

             Notes to Consolidated Financial Statements                                            22

    Item 8   Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure                                                               31



PART III

    Item 9   Directors, Executive Officers, Promoters
             and Control Persons-Compliance with
             Section 16(a) of the Exchange Act                                                     31

    Item 10  Executive Compensation                                                                31

    Item 11  Security Ownership of Certain Beneficial
             Owners and Management                                                                 31

    Item 12  Certain Relationships and Related Transactions                                        31

    Item 13  Exhibits List and Reports on Form 8-K                                                 31

    Signatures                                                                                     32

    Exhibits                                                                                       33

--------------------------------------------------------------------------------

                          COMMERCIAL BANCSHARES, INC.
===============================================================================

                                    PART I
ITEM 1

DESCRIPTION OF BUSINESS
In February 1995, Commercial Bancshares, Inc. (the "Corporation") received approval from the Board of Governors of the Federal Reserve System to become a bank holding corporation by acquiring all the voting shares of common stock of The Commercial Savings Bank (the "Bank"). The principal business of the Corporation presently is to operate the Bank, which is a wholly owned subsidiary, and its principal asset. The Corporation and the main office of the Bank are located at 118 South Sandusky Avenue, Upper Sandusky, Ohio 43351. The Corporation's telephone number is (419) 294-5781. In May 1997, the Board of Directors approved the establishment of the Corporation's second wholly owned subsidiary, a consumer finance company, and thereby chartered a new Ohio corporation by the name of "Advantage Finance, Inc." On December 24, 1997 approval was granted by the Ohio Division of Financial Institutions for Advantage Finance, Inc. to do business and the new finance company is expected to become fully operational providing finance company services to customers in Marion, Ohio during 1998.

Although wholly owned by the Corporation, the Bank functions as an independent community bank. The Bank was organized on April 20, 1920 as a state-chartered Bank and incorporated as "The Lewis Bank & Trust Corporation" under the laws and statutes of the State of Ohio. An amendment to the articles of incorporation on February 8, 1929 changed the name of the Bank to The Commercial Savings Bank. The Bank provides customary retail and commercial banking services to its customers, including the acceptance of deposits for demand, savings and time accounts and the servicing of such accounts; commercial, consumer and real estate lending, including installment loans; Individual Retirement Accounts (IRA's); safe deposit facilities and night depository facilities. The Bank is a non-member of the Federal Reserve System, is insured by the Federal Deposit Insurance Corporation and is regulated by the Ohio Division of Financial Institutions.

The Bank grants residential, installment and commercial loans to customers located primarily in Wyandot, Marion, Hardin and Hancock counties and the surrounding area. Commercial loans are primarily variable rate and include operating lines of credit and term loans made to small businesses primarily on the basis of the ability to repay the loan from the cash flow of the business. Such loans are typically secured by business assets, such as equipment and inventory, and occasionally by the business owner's personal residence. When the borrower is not an individual, the Bank generally obtains personal guarantees of the business owner. Commercial real estate loans are primarily secured by borrower-occupied business real estate, and are also dependent on the ability of the related business to generate adequate cash flow to service the debt. Such loans primarily carry adjustable interest rates. Residential real estate loans are primarily fixed rates secured by the borrower's residence. Such loans are made on the basis of the borrower's ability to make repayment from employment and other income. The Bank generally makes these loans in amounts of 95% or less of the value of the collateral. An appraisal is obtained from a qualified real estate appraiser for substantially all loans secured by real estate. Construction loans are secured by residential and business real estate that primarily will be borrower-occupied upon completion. The Bank usually makes the permanent loan at the end of the construction phase. Installment loans to individuals include loans secured by automobiles and other consumer assets, including second mortgages on personal residences. Loans secured by automobiles are generated both by direct application from the customer and from the Bank's purchase of indirect retail installment contracts from the dealers. Credit card and overdraft protection loans are unsecured personal lines of credit to individuals.

The Corporation is not aware of any exposure to material costs associated with environmental hazardous waste cleanup. Bank loan procedures require EPA studies be obtained by Bank management prior to approving any commercial real estate loan with such potential risk.

SUPERVISION AND REGULATION
REGULATION OF THE CORPORATION: The Corporation is a registered bank holding company organized under the laws of the State of Ohio on March 22, 1994. As such, the Corporation is subject to the laws of the State of Ohio and is under the jurisdiction of the Securities Act of 1933, as amended, and various Securities and Exchange Commission rules and regulations relating to the offering and sale of its securities. Commercial Bancshares, Inc. is also subject to regulation under the Bank Holding Company Act of 1956, as amended. The Federal Reserve Board regulates bank holding companies and may examine or inspect the books and records of the Corporation and the Bank.

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

EMPLOYEES
Currently the Bank has 87 full-time employees and 13 part-time employees. The Corporation does not have any full- or part-time employees.
===============================================================================

                          COMMERCIAL BANCSHARES, INC.
===============================================================================

ITEM2
DESCRIPTION OF PROPERTY
The Corporation's headquarters and the Bank's main office is located at 118 South Sandusky Avenue, Upper Sandusky, Ohio, in Wyandot County. The building is used exclusively by the Corporation and the Bank.

All of the offices listed are owned by the Bank and are free and clear of any encumbrances.

The Bank also operates an intermittent office inside the Rotary Towers Nursing Facility in Marion opened in June 1991. The Corporation neither owns or leases any properties. During 1997, the Corporation closed an intermittent office inside the Marion Steel Corporation in Marion and sold a full service banking office in Kenton.

ITEM 3
LEGAL PROCEEDINGS
Corporation management is aware of no pending or threatened litigation in which the Corporation or its subsidiary Bank faces potential loss or exposure which will materially affect the consolidated financial statements or involves a claim for damages exceeding 10% of the current assets of the Bank.

ITEM 4
SUBMISSION OF MATTERS TO A VOTE
OF SECURITY HOLDERS
No matter was submitted to a vote of security holders during the fourth quarter of the Corporation's fiscal year ended December 31, 1997.


Commercial Savings Bank Executive Officers

[PHOTO]

left to right

                  BRUCE J. BECK
 Sr. Vice President and Loan Department Manager

                  JAMES W. JUNE
          Vice President Retail Banking

                RAYMOND E. GRAVES
      President and Chief Executive Officer

                  JAMES A. DEER
            Executive Vice President

                PHILIP W. KINLEY
   Vice President and Chief Financial Officer




                             DESCRIPTION OF PROPERTY




         LOCATION                  DESCRIPTION

1. Main Office                     Two story building built in the early 1900's
   118 S. Sandusky Ave.            and remodeled in 1991.
   Upper Sandusky, OH 43351

2. North Drive-In                   One story drive-in office opened in 1981.
   400 N. Sandusky Ave.
   Upper Sandusky, OH 43351

3. Carey Office                     One story building built and opened in 1973.
   128 S. Vance St.
   Carey, OH 43316

4. Harpster Office                  One story building purchased in 1978.
   17480 Cherokee St.
   Harpster, OH 43323

5. Marion Barks Road Office          One story building purchased, renovated
   170 Barks Road East               and opened in 1988.
   Marion, OH 43302

6. Marion Jamesway Office            One story building constructed and
   279 Jamesway                      opened in 1996.
   Marion, OH 43302

7. Findlay Office                    One story building purchased from
   1660 Tiffin Ave.                  Savings of America in 1992.
   Findlay, OH 45840

===============================================================================

                          COMMERCIAL BANCSHARES, INC.
===============================================================================

                                   PART II

ITEM 5
MARKET FOR COMMON EQUITY AND
RELATED SHAREHOLDER MATTERS
The common stock of the Corporation, and of the Bank preceding formation of the Corporation, trades infrequently and is not traded on any established securities market. Parties interested in buying or selling the Corporation's stock are generally referred to Community Banc Investments, New Concord, Ohio (CBI) or Sweney Cartwright & Co., Columbus, Ohio (Sweney) who took an active position in the Corporation's stock during the fourth quarter of 1996.

For 1997, bid and ask quotations were obtained and compared from CBI and Sweney; and for 1996, bid and ask quotations were obtained from CBI which make a limited market in the Corporation's stock. The quotations are inter-dealer prices, without retail markup, markdown, or commission and may not represent actual transactions.

Management does not have knowledge of the prices paid in all transactions and has not verified the accuracy of those prices that have been reported. Because of the lack of an established market for the Corporation's stock, these prices may not reflect the prices at which the stock would trade in an active market.

On May 14, 1997 the Board of Directors of Commercial Bancshares, Inc. approved a 3-for-1 stock split, effected as a dividend, payable on June 30, 1997 to shareholders of record on June 15, 1997, issuable from the Corporation's authorized shares.

The Corporation has 1,041,456 authorized and outstanding shares of common stock held by approximately 1,300 shareholders as of December 31, 1997. The Corporation has paid cash dividends in June and December of each year, resulting in a total amount of $0.70 per share for 1997 and $0.6666 per share for 1996, restated for the stock split.

                BID AND ASK QUOTATIONS

1997 (1)       LOW BID    HIGH BID    LOW ASK   HIGH ASK
   1st Qtr.    $18.33      $19.17     $19.33     $19.67

   2nd Qtr.     19.17       20.00      20.00      21.00

   3rd Qtr.     20.00       23.75      21.00      28.00

   4th Qtr.     23.75       26.00      25.25      29.00


1996 (1)       LOW BID    HIGH BID    LOW ASK   HIGH ASK
   1st Qtr.    $15.20      $15.67     $16.27     $17.00

   2nd Qtr.     15.67       16.67      17.00      17.33

   3rd Qtr.     16.67       17.00      17.33      17.67

   4th Qtr.     17.00       18.67      17.67      19.33

--------------------
(1) Amounts have been restated for the effect of the 3-for-1 stock split paid on June 30, 1997.


[PHOTO]
                                 BRUCE J. BECK
Sr. Vice President and Loan Department Manager
                of The Commercial Savings Bank
                         Upper Sanduksky, Ohio



"A new division was formed, the Corporation's Business Development Team, made up of qualified commercial lenders whose area of expertise has been expanded to provide for a total banking relationship for the Corporation's business clients."
===============================================================================

                          COMMERCIAL BANCSHARES, INC.
================================================================================
ITEM 6

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATION
Net income in 1997 of $1,839,057 represents a 33.2% increase from the net income of $1,380,781 in 1996. Diluted earnings per share increased proportionately from $1.33 in 1996 to $1.76 in 1997. The major factors that have influenced these results are discussed below.

NET INTEREST INCOME
Net interest income, the primary source of earnings for the Corporation, is the amount by which interest and fees on loans and investments exceed the interest cost of deposits and other borrowings to fund them. Changes in mix and volume of earning assets and interest bearing liabilities and their related yields and interest rates have a major impact on earnings. Management attempts to manage the repricing of assets and liabilities to achieve a stable level of net interest income and minimize the effect of significant changes in the market level of interest rates. Management is active in pricing and promotion of loan and deposit products as well as closely monitoring Corporate investment securities classified as available for sale.

The interest rate sensitivity gap (GAP) table below indicates that, as of December 31, 1997, rate sensitive liabilities exceed rate sensitive assets in the one year or less time horizon by approximately $3,368,000. Management believes this places the Corporation in a desirable position for 1998 as rates are projected to remain relatively flat and possibly decline slightly. With this in mind, management desires liabilities to reprice faster than rate sensitive assets in this rate environment. For purposes of the GAP table, management has excluded passbook savings and NOW checking accounts from the one year period. These deposits were not historically considered rate sensitive, however, with the dramatic decrease in rates in 1992 and 1993 management did adjust the rates paid on these accounts and began to include these deposits in the one year time window which had a significant impact on the GAP position. If rates rise in the future these deposit products will rise but only to historical levels which have been among the most inexpensive products offered by the Bank. In addition, these deposit products are not tied to an external index which give management flexibility in timing future rate increases to these products.


                                                  INTEREST RATE SENSITIVITY GAPS AS OF DECEMBER 31, 1997

                                              ONE YEAR OR LESS   ONE THROUGH FIVE YEARS    OVER FIVE YEARS               TOTAL
ASSETS
    Loans (a)                                    $    54,225           $    48,595           $    31,140             $   125,960
    Securities (a)                                     9,799                 7,170                21,296                  38,265
                                                 -----------           -----------           -----------             -----------
RATE SENSITIVE ASSETS (RSA)                           64,024                47,765                52,436                 164,225
LIABILITIES
    Interest-bearing demand (b)                        1,462                26,688                 6,307                  34,457
    Savings (b)                                                             15,237                 3,809                  19,046
    Interest-bearing time                             62,900                30,451                   322                  93,673
    Federal funds purchased                            3,030                                                               3,030
                                                 -----------           -----------           -----------             -----------
RATE SENSITIVE LIABILITIES (RSL)                      67,392                72,376                10,438                 150,206
                                                 -----------           -----------           -----------             -----------
PERIOD GAP (c)                                   $    (3,368)          $   (24,611)          $    41,998             $    14,019
                                                 ===========           ===========           ===========             ===========

CUMULATIVE GAP                                   $    (3,368)          $   (27,979)          $    14,019
                                                 ===========           ===========           ===========

% OF TOTAL ASSETS                                      (1.86)%              (13.57)%               23.16%
                                                 ===========           ===========           ===========

% RATE SENSITIVE ASSETS/RATE SENSITIVE
  LIABILITIES                                         95.00%                 66.00%              502.37%
                                                 ==========            ===========           ===========

--------------------------
 (a)Loans and mortgage-backed securities are assumed to adjust based on their contractual terms, with no assumptions as to repayments.
 (b)Management has included these accounts in the one thru five year horizon based on past experience with rate adjustments on these accounts.
 (c)GAP is defined as rate sensitive assets less rate sensitive liabilities and may be expressed in dollars or as a percentage.

===============================================================================

                          COMMERCIAL BANCSHARES, INC.,
================================================================================


NET INTEREST INCOME (Continued)
While the volume of both earning assets and interest bearing liabilities increased in 1997, differences in rates and deposit mix served to somewhat offset the impact to net interest income. The average yield on earning assets declined from 8.43% in 1996 to 8.33% in 1997. The major factors were a decrease in the yield on loans and tax exempt securities. Management continued its emphasis on commercial loans which is reflected in the growth in this portfolio of approximately $9,656,000. To remain competitive, loans were priced very aggressively and an overall decline in loan pricing was seen in 1997. In addition, a decrease did occur in the installment loan portfolio in 1997 in the amount of $3,194,000. The decrease was primarily in the indirect loan portfolio due to runoff and larger than expected charge-offs. Management has reduced funding for these loans and centralized the underwriting process. Management does not anticipate the increased level of charge-offs experienced to continue. The Bank has strategically targeted managed growth in the commercial and home equity loan areas for 1998. The yield decline in earning assets was exacerbated by an increase in the yield on interest bearing liabilities, from 4.52% in 1996 to 4.71% in 1997. The increase in the yield on interest bearing liabilities is due to the higher rate the Bank must pay on time deposits as it competes with non-deposit alternatives such as mutual funds and stocks. Management has alternative lower cost sources of funds such as Federal Home Loan Bank advances and federal funds purchased to utilize if needed.

Management continues to closely monitor net interest income, while maintaining competitive loan and deposit rates in the markets we serve. Although no one can accurately predict future movement in interest rates, management expects a continued stable to slightly lower rate environment for 1998.

The following tables further illustrate the impact on net interest income of changes in average balances and yields of the Corporation's assets and liabilities.

                               DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY

                                                  1997                                                 1996
                          AVERAGE BALANCE (4)INCOME/EXPENSE     AVERAGE YIELD  AVERAGE BALANCE (4)  INCOME/EXPENSE   AVERAGE YIELD
                          ---------------------------------------------------------------------------------------------------------
Short-term investments     $     1,484,288   $      77,472            5.22%       $   2,516,161     $     126,521          5.03%
Securities
    Taxable (1)                 32,585,903       2,072,713            6.28           30,940,921         1,976,743          6.27
    Tax exempt (1 and 2)        14,890,047       1,142,958            7.68           14,112,634         1,149,061          8.17
Loans (3)                      123,577,448      11,116,565            9.00          108,816,451         9,969,926          9.16
                           ---------------   -------------         -------        -------------     -------------        ------

    TOTAL EARNING ASSETS       172,537,686      14,409,708            8.33%         156,386,167        13,222,251          8.43%
                           ===============   =============         =======        =============     =============        ======
Other assets                    11,970,957                                           11,823,200
                           ---------------                                        -------------

    TOTAL ASSETS           $   184,508,643                                        $ 168,209,367
                           ===============                                        =============
Deposits
    Interest bearing demand
      deposits             $    35,508,530         963,126            2.71%       $  35,860,502           977,788          2.73%
    Savings deposits            19,900,106         534,422            2.69           20,679,680           561,395          2.71
    Time deposits               98,642,740       5,735,511            5.81           82,724,379         4,749,173          5.74
Short-term borrowed funds        1,587,509          90,738            5.72              807,820            47,157          5.84
                           ---------------       ---------         -------        -------------     -------------        ------
      TOTAL INTEREST
      BEARING LIABILITIES      155,638,885       7,323,797            4.71%        140,072,381         6,335,513          4.52%
                           ---------------       ---------         =======        -------------     -------------        ------

Noninterest bearing demand      13,176,789                                           13,267,940
Other liabilities                  974,417                                              822,670
Shareholders' equity            14,718,552                                           14,046,376
                           ---------------                                        -------------
      TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY $   184,508,643                                        $ 168,209,367
                           ===============                                        =============

NET INTEREST INCOME                          $   7,296,754                                          $   6,886,738
                                             =============                                          =============
As a percentage of earning assets:
    Interest income                                                   8.33%                                                8.43%
    Interest expense                                                  4.23                                                 4.04
                                                                   -------                                               ------

      NET INTEREST INCOME                                             4.10%                                                4.39%
                                                                   =======                                               ======

------------------------------------------------

(1) Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for available for sale securities.
(2) Income is computed on a fully-taxable equivalent basis using a 34% tax rate. The amount of such adjustments was $388,606 and $390,682 for 1997 and 1996, respectively.
(3) Nonaccrual loans are included in the average balances presented. (4) Average is a daily average balance.

================================================================================

                          COMMERCIAL BANCSHARES, INC.
===============================================================================

     "Total noninterest income was 79.6% higher than the 1996 figure. This increase occurred due to the gain on the sale of the property, equipment and deposits of the Kenton branch in December 1997."


[PHOTO]
JAMES A. DEER
Secretary/Treasurer of Commercial Bancshares, Inc.
and Executive Vice President of The Commercial Savings Bank
Upper Sandusky, Ohio



NET INTEREST INCOME (continued)

                                         INTEREST RATES AND INTEREST DIFFERENTIAL

                                      1997 COMPARED TO 1996                                 1996 COMPARED TO 1995
                                       INCREASE/(DECREASE)                                   INCREASE/(DECREASE)
                           -------------------------------------------           ---------------------------------------------
                             Total         Change due       Change due            Total         Change due        Change due
                            Change          to Volume         to Rate            Change          to Volume          to Rate

Short-term investments    $  (49,049)      $  (53,691)      $    4,642         $  (61,214)      $   (38,131)      $   (23,083)
Investment and mortgage-
  backed securities
   Taxable                    95,970           93,355           (2,615)          (874,206)         (667,848)         (206,358)
   Tax exempt (1)             (6,103)          64,310          (70,413)           171,990           304,597          (132,607)
Loans (2)                  1,146,639        1,330,748         (184,109)         1,187,117         1,307,770          (120,653)
                          ----------       ----------       ----------         ----------       -----------       -----------
   Total earning assets    1,187,457        1,434,722         (247,265)           423,687           906,388          (482,701)
                          ----------       ----------       ----------         ----------       -----------       -----------

Deposits
   Interest-bearing demand
    deposits                 (14,662)          (9,564)          (5,098)          (159,712)           12,268          (171,980)
   Savings deposits          (26,973)         (20,986)          (5,987)           (38,257)            9,772           (48,029)
   Time deposits             986,338          924,832           61,506            368,169           300,909            67,260
Short-term borrowed funds     43,581           44,585           (1,004)            47,157            47,157
                          ----------       ----------       ----------         ----------       -----------       -----------
   Total interest bearing
     liabilities             988,284          938,867           49,417            217,357           370,106          (152,749)
                          ----------       ----------       ----------         ----------       -----------       -----------

NET INTEREST INCOME       $  199,173       $  495,855       $ (296,682)        $  206,330       $   536,282       $  (329,952)
                          ==========       ==========       ==========         ==========       ===========       ===========


For purposes of these tables, the changes in interest due to both volume and rate have been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the changes in each.

(1) Tax exempt income is adjusted to a fully tax equivalent basis utilizing a 34% tax rate.
(2) Non-accrual loan balances are included for purposes of computing the rate and volume effects although interest on these balances has been excluded.
===============================================================================

                          COMMERCIAL BANCSHARES, INC.

================================================================================

ALLOWANCE AND PROVISION FOR POSSIBLE LOAN LOSS

The allowance for possible loan losses on December 31, 1997 was .85% or $1,075,384 of total loans. This compares to .88% or $1,018,608 of total loans in 1996. The Corporation's policy is to charge-off loans when, in management's opinion, collection is in doubt. All loans charged-off are subject to continuing review and concerted efforts are made to maximize recovery.

The Corporation provided $613,000 to the allowance for loan losses in 1997, to maintain the provision at an adequate level following charge-offs of $642,813 and recoveries of $86,589 and to adjust for the larger than expected charge-offs of indirect loans discussed earlier.

The schedule to the right presents analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31, 1997 and 1996.

The allowance for possible loan losses is maintained by management at a level considered adequate to cover possible losses that are currently anticipated based on past loss experience, general economic conditions, information about a specific borrower including their financial position and collateral values, and other factors and estimates which are subject to change over time. To maintain an adequate allowance, management also considers the historical trend of delinquencies and nonperforming loans as well as changes in the composition and mix of the loan portfolio. The provision for loan losses charged to expense in 1998 is expected to be at least 1% of gross loan growth of the loan portfolio.


ALLOWANCE FOR LOAN LOSSES, AVERAGE LOAN DATA,
AND RELATED RATIOS


(In thousands of dollars)          1997             1996
----------------------------------------------------------------
Balance at beginning of period   $   1,019      $        996
Loans charged-off:
   Commercial                          (42)              (72)
   Real estate                          (0)               (0)
   Installment                        (601)             (196)
                                 ---------      ------------
    Total loans charged-off           (643)             (268)
                                 ---------      ------------
Recoveries of loans previously
  charged-off:
   Commercial                           30                60
   Real estate                           0                 0
   Installment                          56                25
                                 ---------      ------------
    Total loan recoveries               86                85
                                 ---------      ------------

Net loans charged-off                 (557)             (183)
Provision charged to operating
  expense                              613               206
                                 ---------      ------------
BALANCE AT END OF PERIOD         $   1,075      $      1,019
                                 =========      ============

Ratio of net charge-offs to
  average loans outstanding for
  period                              0.45%             0.17%


       " The Bank has strategically
 targeted managed growth in the commercial and home equity loan areas for 1998."

[PHOTO]

JAMES W. JUNE
Vice President Retail Banking
================================================================================

                           COMMERCIAL BANCSHARES, INC.
================================================================================

ALLOWANCE AND PROVISION FOR POSSIBLE LOAN LOSS (continued)

The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios.

                   ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                                 PERCENTAGE OF LOANS                 PERCENTAGE OF LOANS
                                    ALLOWANCE     IN EACH Category      ALLOWANCE     IN EACH CATEGORY
                                     AMOUNT        TO TOTAL LOANS        AMOUNT        TO TOTAL LOANS
     (IN THOUSANDS OF DOLLARS)           DECEMBER 31, 1997                    DECEMBER 31, 1996
--------------------------------------------------------------------------------------------------------
     Commercial                     $    530             46.88%        $     424             43.93%
     Real estate                          95             22.06                 8             23.92
     Consumer                            442             31.06               445             32.15
     Unallocated                           8               N/A               142               N/A
                                    --------             ------        ---------             ------
          Total                     $  1,075             100.00%       $   1,019             100.00%
                                    ========             ======        =========             ======

Nonaccrual loans totaled $1,073,000 at December 31, 1997 as compared to $237,000 at December 31, 1996. The increase is primarily due to commercial loan relationships. Nonaccrual loans are adequately reserved for, if necessary, and no additional loss is expected. The policy for placing loans on nonaccrual status is to cease accruing interest on loans when management believes that the collection of interest is doubtful, or when loans are past due as to principal and interest ninety days or more, except that in certain circumstances interest accruals are continued on loans deemed by management to be fully collectible. In such cases, the loans are individually evaluated in order to determine whether to continue income recognition after ninety days beyond the due dates. When loans are charged-off, any accrued interest recorded in the fiscal year is charged against interest income. The remaining balance is treated as a loan charged-off.

The Corporation considers loans impaired if full principal and interest payments are not anticipated. Impaired loans are carried at the present value of expected cash flows discounted at the loan's effective interest rate or at the fair value of the collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans.

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


The following schedule summarizes impaired loans as of December 31, 1996 and December 31, 1996.

                                                                  December 31,
(In thousands of dollars)                                      1997         1996

Impaired loans                                               $1,405       $   45
                                                             ------       ------

Loans accounted for on a nonaccrual basis                     1,073           45

Accruing loans which are contractually past
  due 90 days or more as
  to interest or principal payments                             289

Loans which are "troubled debt restructurings"
  as defined in Statement of Financial
  Accounting Standard No. 15
  (exclusive of loans listed above)
                                                             ------       ------
     Total                                                   $1,362       $   45
                                                             ======       ======




No interest income recognized on impaired loans in 1997 and 1996.

Another factor associated with asset quality is Other Real Estate Owned ("OREO"). OREO represents properties acquired by the Corporation through loan defaults by customers. At December 31, 1997, the balance in OREO stood at $1,065,000, representing the acceptance of a deed in lieu of foreclosure in late 1994. Other real estate is carried at the lower of cost or estimated fair market value less estimated expenses to be incurred to sell the property.

================================================================================

                          COMMERCIAL BANCSHARES, INC.
===============================================================================

NONINTEREST INCOME

Total noninterest income of $2,006,696 was 79.6% higher than the 1996 figure of $1,117,620. This increase occurred due to the gain on the sale of the property, equipment and deposits of the Kenton branch in December 1997. An additional contributor to noninterest income was an $81,470 increase in net gains on sale of securities.

NONINTEREST EXPENSE
Total noninterest expense decreased $8,661 in 1997. Customary merit increases to employees; increases in occupancy, furniture and equipment; and increases in data processing were offset by the decrease in FDIC deposit insurance premiums due to the one-time assessment of $154,011 in 1996.

INCOME TAXES
Income tax expense of $605,024 in 1997 represents 24.8% of income before taxes as compared to 21% in 1996. These effective tax rates are both lower than the statutory rate of 34%, primarily as a result of the Bank's investment in tax-exempt obligations from states and political subdivisions. Tax exempt income from securities represented 5.4% and 5.9% of total interest income in 1997 and 1996.

FINANCIAL CONDITION
TOTAL ASSETS
Total assets increased slightly to $181,366,767 from $180,960,972. Net loans increased 8.5% or $9,748,357 while securities decreased 25.1% or $12,850,829. Cash and cash equivalents increased 12.9% from 1996.

The Corporation has received approval from the appropriate regulatory agency to form a finance company, Advantage Finance, Inc. (Advantage), in Marion, Ohio. The purpose of Advantage is to provide financing for higher risk borrowers that do not meet the more stringent underwriting criteria of the Bank. Operations are expected to begin in the first quarter of 1998.

LOANS
Consumer and credit card loans decreased 8.6% or $3,194,451 from 1996 levels. The Corporation was active in the indirect loan business, which accounted for substantial consumer loan growth in 1996. In 1997, management responded to larger than expected charge-offs of the indirect loan portfolio by reducing funding, revising the underwriting criteria to better represent the additional inherent risk in these types of credits and centralized the underwriting procedures. Commercial loans showed an increase of 18.9% in 1997. This is a result of management's commitment to the business client. A new division was formed, the Corporation's Business Development Team, made up of qualified commercial lenders whose area of expertise has been expanded to provide for a total banking relationship for the Corporation's business clients.

Real estate loans showed an increase of 9.2% or $2,102,751, which primarily represents loans originated for sale in the secondary market. These loans are carried at the lower of cost or fair value and were approximately $5,191,000 and $2,586,000 at December 31, 1997 and 1996. With the demand for mortgage loans continuing to be in the fixed rate area, the Corporation will continue to sell fixed rate mortgage loans to the Federal Home Loan Mortgage Corporation (FHLMC) as the Bank is an authorized seller/servicer for the FHLMC. Management anticipates the amount of fixed rate loans sold to FHLMC with servicing retained by the Bank to continue with the low-interest-rate environment. Loans sold to the FHLMC for which the Bank retains servicing rights totaled $23,411,756 as of December 31, 1997, compared to $17,144,184 as of December 31, 1996. At December 31, 1997, other assets include a receivable of approximately $3,508,000 for loans sold.

The Bank's loan portfolio represents its largest and highest yielding earning assets. It also contains the most risk of loss. This risk is due primarily to changes in borrowers' primary repayment capacity, and to collateral values that are subject to change over time. These risks are managed with specific underwriting guidelines, loan review procedures and training of personnel.

The following is a schedule of maturities of fixed rate loans based on contract terms, excluding real estate mortgage and installment loans, rounded to the nearest thousand, as of December 31, 1997.

                                    One Year     One Through    Over
                                     or Less     Five Years   Five Years
                                  -------------  ----------  ------------
   Total Fixed Commercial Loans   $   1,889,000  $4,685,000  $19,171,000

The following is a schedule of the repricing frequency of variable rate loans, excluding real estate mortgage and installment loans, rounded to the nearest thousand, as of December 31, 1997.

                                            Three Months            Over
                                              or Less          Three Months
                                            --------------     -------------
   Total Variable Commercial Loans          $   26,086,000      $  8,846,000

================================================================================

                          COMMERCIAL BANCSHARES, INC.

================================================================================

INVESTMENT AND MORTGAGE-BACKED SECURITIES

Mortgage-backed securities decreased 22.2% or $5,316,514 in 1997; obligations of federal agencies decreased 36.6% or $4,031,870; and obligations of state and political subdivisions decreased 24.3% or $3,557,890 in 1997. Securities were sold to fund the Bank's increased loan demand and to fund the liability assumption from the sale of the Kenton branch in December 1997.

As of December 31, 1996, there are no concentrations of securities of any one issuer, other than U.S. Government and Government Agencies, whose carrying value exceeds 10% of shareholders' equity.


[PHOTO]
Philip W. Kinley
Vice President and Chief Financial Officer of The Commercial Savings Bank
Upper Sandusky, Ohio



              "The Corporation has received
 approval from the appropriate regulatory agency to form
                   a finance company,
                 Advantage Finance, Inc.
                    in Marion, Ohio."


The following is a schedule, by carrying value, of maturities for each category of debt securities and the related weight average yield of such securities as of December 31, 1997:

                                                             MATURING

(In thousands of dollars)                                         AFTER ONE                AFTER FIVE
                                        ONE YEAR                YEAR THROUGH              YEARS THROUGH              AFTER
                                         OR LESS                 FIVE YEARS                 TEN YEARS              TEN YEARS
                                     AMOUNT      YIELD         AMOUNT     YIELD       AMOUNT         YIELD     AMOUNT       YIELD
-----------------------------------------------------------------------------------------------------------------------------------
Held to maturity
   Obligations of federal agencies                                                  $  2,756,218     7.70%
Available for sale
   U.S. Government obligation                              $   500,780      5.21%
   Obligations of federal agencies                                                     4,228,744     6.50
   Obligations of state and
     political subdivisions                                                            1,337,806     4.86     $  9,732,839    5.00%
   Corporate bonds                                             501,975      6.18
   Mortgage-backed securities                                                          1,626,554     6.45       17,002,555    5.93
                                       ---------   -----   -----------      -----     ----------     ----     ------------    -----
      Total                            $               %   $ 1,002,755      5.69%     $9,949,322     8.77%    $ 26,735.394    5.59%
                                       =========   =====   ===========      =====     ==========     ====     ============    =====


The weighted average interest rates are based on coupon rates for investment and mortgage-backed securities purchased at par value and on effective interest rates considering amortization or accretion if the investment and mortgage-backed securities were purchased at a premium or discount. The weighted average yield on tax exempt obligations has not been determined on a tax equivalent basis. Equity securities consist of Federal Reserve Bank stock that bears no stated maturity or yield and is not included in this analysis. Maturities are reported based on stated maturities and do not reflect principal prepayment assumptions. Available-for-sale yields are based on amortized cost balances.

================================================================================

                          COMMERCIAL BANCSHARES, INC.
===============================================================================

DEPOSITS

Total deposits decreased 2.5% or $4,090,800, net. The net decrease was experienced due to the sale of the deposits at the Kenton branch approximating $9,899,000. The gross increase in deposits was 3.5% or $5,808,405. Attractive rates were offered throughout 1997 due to market forces and the need to fund the loan demand.

The following is a schedule of maturities of time certificates of deposit in amounts of $100,000 or more as of December 31, 1997:

(In thousands of dollars)

     Three months or less                    $      4,828
     Over three months through six months           3,753
     Over six through twelve months                 7,196
     Over twelve months                             5,268
                                             ------------
          Total                              $     21,045
                                             ============

CAPITAL RESOURCES
Total shareholders' equity at December 31, 1997 was $15,688,343 an increase of 9.6% or $1,375,098 from total shareholders equity of $14,313,245 at December 31, 1996. The increase is modest in nature due to the Corporation's dividend payout which amounted to $729,019 for the year ended December 31, 1997 and higher market value of the Bank's investment portfolio available for sale which shows an unrealized loss of $226,210, (net of tax), at December 31, 1997 compared to an unrealized loss of $491,270 (net of tax) at December 31, 1996.

Banking regulations have established minimum capital requirements for banks including risk-based capital ratios and leverage ratios. As of December 31, 1997, risk-based capital regulations require all banks to have a minimum total risk-based capital ratio of 8%, with half of the capital composed of core capital. Minimum leverage ratios range from 3% to 5% of total assets. Conceptually, risk-based capital requirements assess the riskiness of a financial institution's balance sheet and off-balance sheet commitments in relation to its capital. Core capital, or Tier 1 capital, includes common equity, perpetual preferred stock and minority interests that are held by others in consolidated subsidiaries minus intangible assets. Supplementary capital, or Tier 2 capital, includes core capital and such items as mandatory convertible securities, subordinated debt and the allowance for loans and lease losses, subject to certain limitations. Qualified Tier 2 capital can equal up to 100% of an institution's Tier 1 capital with certain limitations in meeting the total risk-based capital requirements.

At December 31, 1997, the Bank's total risk-based capital ratio and leverage ratio was 13.2% and 8.4%, thus exceeding the minimum regulatory requirements. At December 31, 1996, the ratios were 10.2% and 8.6%.

The Corporation's Board of Directors declared a $0.35 per share cash dividend in both May and November of 1997, paying a total of $729,019. In addition, the previously mentioned 3-for-1 stock split resulted in the issuance of 694,304 additional shares of common stock, bringing the total shares outstanding to 1,041,456. The Corporation's 1997 return on average shareholder equity was 12.49% compared to 9.83% in 1996. The increase is attributed to the sale of the Kenton branch in 1997. Total cash dividends paid in 1997 represented 39.64% of total 1997 net income. This compares to a dividend payout ratio of 50.28% in 1996.

LIQUIDITY
Liquidity management for the Bank centers around the assurance funds are available to meet the loan and deposit needs of its customers and the Bank's other financial commitments.

Cash and noninterest bearing deposits with banks, federal funds sold and other short-term investments totaled $7,111,986 at December 31, 1997 and $6,299,450 at December 31, 1996. These assets provide the primary source of liquidity for the Bank. In addition, the Bank has designated a substantial portion of its investment portfolio as available for sale to provide an additional source of liquidity.

A measure of liquidity is the relationship of loans to deposits and borrowed funds. Lower ratios indicate greater liquidity. At December 31, 1997 and 1996, the ratio of loans (net of unearned income) to deposits and borrowed funds was 76.42% and 70.02%, respectively, considered an acceptable level of liquidity by management.

IMPACT OF INFLATION
The financial data included herein has been prepared in accordance with generally accepted accounting principals (GAAP), which generally does not recognize changes in the relative value of money due to inflation or recession.

In management's opinion, changes in interest rates affect the financial condition of a financial institution to a far greater degree than changes in the inflation rate. While interest rates are greatly influenced by changes in the inflation rate, they do not change at the same rate or in the same magnitude as the inflation rate. Rather, interest rate volatility is based on changes in monetary and fiscal policy. A financial institution's ability to be relatively unaffected by changes in interest rates is a good indicator of its capability to perform in today's volatile economic environment. The Bank seeks to insulate itself from interest rate volatility by ensuring that rate sensitive assets and rate sensitive liabilities respond to changes in interest rates in a similar period and to a similar degree.

================================================================================

                          COMMERCIAL BANCSHARES, INC.
===============================================================================

ITEM 7
FINANCIAL STATEMENTS


                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Shareholders
Commercial Bancshares, Inc.
Upper Sandusky, Ohio

We have audited the accompanying consolidated balance sheets of Commercial Bancshares, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Commercial Bancshares, Inc. as of December 31, 1997 and 1996, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.





                                             /s/ Crowe, Chizek and Company LLP
                                             ---------------------------------
                                             Crowe, Chizek and Company LLP

                                             Columbus, Ohio
                                             January 23, 1998

================================================================================

                          COMMERCIAL BANCSHARES, INC.
================================================================================

                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1997 and 1996

                                                                  1997                   1996
ASSETS
Cash and due from banks                                     $    7,111,986         $   6,089,450
Federal funds sold                                                                       210,000
                                                            --------------         -------------
   Cash and cash equivalents                                     7,111,986             6,299,450
Securities available for sale                                   35,508,713            48,392,272
Securities held to maturity (Fair value -
$2,974,830 in 1997, $2,917,390 in 1996)                          2,756,218             2,723,488
Total loans                                                    125,959,922           116,154,788
Allowance for possible loan loss                               (1,075,385)            (1,018,608)
                                                            --------------         -------------

   Loans-net                                                   124,884,537           115,136,180
Premises and equipment, net                                      3,655,643             4,159,754
Other real estate, net                                           1,065,000             1,150,000
Accrued interest receivable                                      1,164,985             1,345,617
Other assets                                                     5,219,685             1,754,211
                                                            --------------         -------------

   TOTAL ASSETS                                             $  181,366,767         $ 180,960,972
                                                            ==============         =============

LIABILITIES
Deposits
   Noninterest bearing demand                               $   14,624,943         $  14,140,221
   Interest bearing demand                                      34,457,007            34,270,322
   Savings and time deposits                                    91,673,757            96,808,428
   Time deposits $100,000 and greater                           21,045,455            20,672,991
                                                            --------------         -------------

       Total deposits                                          161,801,162           165,891,962
Accrued interest payable                                           440,260               486,634
Borrowed funds                                                   3,030,000
Other liabilities                                                  407,002               269,131
                                                            --------------         -------------

      Total liabilities                                        165,678,424           166,647,727
                                                               ===========           ===========

SHAREHOLDERS' EQUITY
Common stock, no par value, 4,000,000 shares
authorized, 1,041,456 issued and
outstanding in 1997; $12.50 par value,
1,000,000 shares authorized, 347,152 shares
issued and outstanding in 1996                                   7,815,513             4,339,400
Paid in capital                                                                        3,476,113
Retained earnings                                                8,099,040             6,989,002
Unrealized loss on securities available for sale                 (226,210)              (491,270)
                                                            --------------         -------------
   Total shareholders' equity                                   15,688,343            14,313,245
                                                            --------------         -------------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $  181,366,767         $ 180,960,972
                                                            ==============         =============







          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

                          COMMERCIAL BANCSHARES, INC.

===============================================================================

                        CONSOLIDATED STATEMENTS OF INCOME
                     Years ended December 31, 1997 and 1996

                                                                  1997              1996
                                                               ----------------------------
INTEREST INCOME
Loans, including fees                                          $11,116,565     $ 9,969,926
Securities
   Taxable                                                       2,072,713       1,976,743
   Tax exempt                                                      754,352         758,380
Other and dividends                                                 77,472         126,521
                                                               -----------     -----------
   Total interest income                                        14,021,102      12,831,570

INTEREST EXPENSE
Deposits                                                         7,233,059       6,288,356
Other borrowings                                                    90,738          47,157
                                                               -----------     -----------
   Total interest expense                                        7,323,797       6,335,513

NET INTEREST INCOME                                              6,697,305       6,496,057

Provision for possible loan loss                                   613,000         205,800
                                                               -----------     -----------
Net interest income after provision for possible loan loss       6,084,305       6,290,257
                                                               -----------     -----------
NONINTEREST INCOME
Service fees and overdraft charges                                 769,083         720,845
Security gains, net                                                151,165          69,425
Loan sale gains, net                                               224,225         198,598
Gain on branch sale                                                656,300
Other income                                                       205,923         128,752
                                                               -----------     -----------
   Total noninterest income                                      2,006,696       1,117,620
                                                               -----------     -----------
NONINTEREST EXPENSES
Salaries and employee benefits                                   2,600,750       2,525,990
Occupancy, furniture and equipment                                 559,832         511,997
State taxes                                                        278,123         270,772
Data processing                                                    603,846         553,425
FDIC deposit insurance                                              28,694         213,406
Professional fees                                                   86,909          88,569
Other operating expenses                                         1,488,766       1,491,422
                                                               -----------     -----------
   Total noninterest expenses                                    5,646,920       5,655,581
                                                               -----------     -----------

Income before income taxes                                       2,444,081       1,752,296

Income tax expense                                                 605,024         371,515
                                                               -----------     -----------
NET INCOME                                                     $ 1,839,057     $ 1,380,781
                                                               ===========     ===========

BASIC EARNINGS PER COMMON SHARE                                $      1.77     $      1.33
                                                               ===========     ===========
DILUTED EARNINGS PER COMMON SHARE                              $      1.76     $      1.33
                                                               ===========     ===========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          COMMERCIAL BANCSHARES, INC.
===============================================================================

                                                   CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                                              FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                            COMMON STOCK         PAID-IN CAPITAL     RETAINED EARNINGS  UNREALIZED GAIN (LOSS)  TOTAL SHAREHOLDERS'
                                                                                       ON INVESTMENT SECURITIES       EQUITY
                                                                                          AVAILABLE FOR SALE
------------------------------------------------------------------------------------------------------------------------------------
Balance
  January 1, 1996          $  3,476,113          $   3,476,113        $   7,192,100         $     (48,598)        $  14,095,728

Net income                                                                1,380,781                                   1,380,781

Cash dividends
  declared ($0.67
  per common
  share)                                                                   (694,304)                                   (694,304)

25% stock split                 863,287                                    (863,287)

Cash paid in lieu of
  fractional shares in
  stock split                                                               (26,288)                                    (26,288)

Change in unrealized
  gain(loss) on
  investment securities
  available for sale                                                       (442,672)                                   (442,672)
                           ------------          -------------        -------------         -------------         -------------
Balance,
  December 31, 1996        $  4,339,400          $   3,476,113        $   6,989,002        $    (491,270)         $  14,313,245

Net income                                                                1,839,057                                   1,839,057

Cash dividends
  declared ($0.70
  per common
  share)                                                                   (729,019)                                   (729,019)

Change to zero par
  common stock                3,476,113            (3,476,113)

Change in unrealized
  gain(loss) on
  investment securities
  available for sale                                                                             265,060                265,060
                           ------------          -------------        -------------         -------------         -------------
BALANCE,
  DECEMBER 31, 1997       $   7,815,513         $            0        $   8,099,040        $     (226,210)        $  15,688,343
                          =============         ==============        =============        ==============         =============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

===============================================================================

                          COMMERCIAL BANCSHARES, INC.
===============================================================================


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years ended December 31, 1997 and 1996

                                                                 1997             1996
                                                               -------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                 $  1,839,057      $  1,380,781
    Adjustments to reconcile net income to net cash from
      operating activities
        Depreciation                                                349,060           316,237
        Provision for loan loss                                     613,000           205,800
        Deferred income taxes                                       (22,762)          142,015
        Gain on sale of securities                                 (151,165)          (69,425)
        Gain on sale of premises and equipment                      (29,167)          (37,422)
        Gain on sale of branch deposits, net                       (627,133)
        Loss on other real estate owned                              85,000
        Stock dividends on FHLB stock                               (38,900)          (39,600)
        Net amortization on investments                             142,996            66,593
        Amortization of intangible assets                            54,680            46,224
        Changes in
          Loans held for sale                                    (6,112,605)       (1,919,153)
          Interest receivable                                       180,632           (67,032)
          Interest payable                                          (17,425)           18,968
          Other assets and liabilities                             (144,091)          (77,636)
                                                               ------------      ------------
        Net cash from operating activities                       (3,878,823)          (33,650)
                                                               ------------      ------------


CASH FLOWS FROM INVESTING ACTIVITIES
    Securities available for sale
        Purchases                                               (31,414,262)      (31,117,583)
        Maturities and repayments                                 5,947,604         2,666,403
        Sales                                                    38,754,663        31,487,288
    Net change in loans                                          (7,759,099)      (15,754,427)
    Proceeds from sale of premises and equipment                    274,387            75,600
    Proceeds from sale of other real estate                          93,404
    Bank premises and equipment expenditures                        (90,169)         (618,339)
                                                               ------------      ------------
        Net cash from investing activities                        5,712,716       (13,167,654)
                                                               ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net change in deposits                                        5,808,585        14,269,796
    Sale of branch deposits, net                                 (9,130,923)
    FHLB borrowings                                               3,030,000          (694,304)
    Cash dividends paid                                            (729,019)          (26,288)

                                                               ------------      ------------
    Cash paid in lieu of fractional shares for stock split       (1,021,357)       13,549,204
                                                               ------------      ------------

        Net cash from financing activities
Net change in cash and cash equivalents                             812,536           347,900

Cash and cash equivalents at beginning of year                    6,299,450         5,951,550
                                                               ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                       $  7,111,986      $  6,299,450
                                                               ============      ============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
===============================================================================

                           COMMERCIAL BANCSHARES, INC.
================================================================================
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 1997 AND 1996

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION: The consolidated financial statements include the accounts of Commercial Bancshares, Inc. (Corporation) and its wholly owned subsidiaries, The Commercial Savings Bank (Bank) and Advantage Finance, Inc. (Advantage). All significant intercompany balances and transactions have been eliminated in consolidation.

INDUSTRY SEGMENT INFORMATION: Commercial Bancshares, Inc. is a bank holding Corporation engaged in the business of commercial and retail banking, with operations conducted through its main office and branches located in Upper Sandusky, Ohio and neighboring communities. This market area provides the source of substantially all of the Corporation's deposit and loan activities. The majority of the Corporation's income is derived from commercial and retail business lending activities and investments.

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

CASH AND CASH EQUIVALENTS: Cash and cash equivalents include cash, noninterest bearing demand deposits with banks and federal funds sold. Net cash flows are reported for customer loan and deposit transactions. During 1997 and 1996, the Corporation paid $7,370,171 and $6,316,545 in interest and $445,000 and $191,000 for income taxes.

SECURITIES: Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported separately in shareholders' equity, net of tax. Securities are classified as trading when held for short-term periods in anticipation of market gains, and are carried at fair value. Securities are written down to fair value when a decline in fair value is not temporary. At year end 1997 and 1996, no securities were classified as trading.

Realized gains and losses on sales are determined using the amortized cost of the specific security sold. Interest income includes amortization of purchase premiums and discounts.

LOANS HELD FOR SALE: Certain residential mortgage loans are originated for sale in the secondary mortgage loan market. These loans are included in the real estate loans and are carried at the lower of cost or estimated fair value taken together. Net unrealized losses are recognized through a valuation allowance by charges to income. To mitigate the interest rate risk, fixed commitments may be obtained at the time loans are originated or identified for sale.

LOANS RECEIVABLE: Loans are reported at the principal balance outstanding, net of deferred loan fees and costs, allowance for loan losses, and charge-offs. Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term.

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

A loan is considered impaired when management believes full collection of principal and interest is not probable. Often this is associated with a significant delay or shortfall in payments. Smaller-balance homogeneous loans are evaluated for impairment in total. Such loans include residential first mortgage loans secured by one-to-four family residences and consumer automobile, home equity and credit card loans with balances less than $200,000. In addition, loans held for sale are excluded from consideration of impairment.

The Corporation reduces the carrying value of impaired loans to the present value of expected future cash flows, or to the fair value of collateral if the loan is collateral dependent, by allocating a portion of the allowance for loan losses to such loans. If these allocations should require an increase, such increase is reported as bad debt expense.

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

CONCENTRATIONS OF CREDIT RISK: The Corporation, through its subsidiary Bank, grants commercial, real estate, consumer and home equity loans to customers mainly in Wyandot, Marion, Hardin and Hancock Counties of Ohio. Commercial loans include loans secured by business assets and agricultural loans secured by crops and equipment. Commercial loans make up approximately 48% and 44% of the loan portfolio at year end 1997 and 1996 and the loans are expected to be repaid from cash flow from operations of the borrower. Real estate mortgages make up approximately 25% and 24% of the loan portfolio at year end 1997 and 1996 and are secured primarily by first and second mortgages on residential real estate, business real estate and agricultural real estate. Loans related to the agricultural industry represented 9% and 10% of total loans at year end 1997 and 1996. Consumer loans include new and used automobile and other consumer purpose loans. Consumer loans make up approximately 27% and 32% of total loans at year end 1997 and 1996. The Bank also originates consumer-oriented purchase-money loans indirectly through various automobile, motorcycle, boat,

================================================================================

                           COMMERCIAL BANCSHARES, INC.
================================================================================

recreational vehicle and other dealerships. Indirect loans represented 92% and 75% of consumer loans and 24% of total loans at year end 1997 and 1996. Unsecured loans represented 2% of total loans at year end 1997 and 1996.

At year end 1997 and 1996, the Bank had due from bank balances and overnight federal funds sold to National City Bank totaling $4,680,000 and $4,466,000, respectively.

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

Goodwill and identified intangibles are included in other assets and are summarized as follows at year end 1997 and 1996, net of accumulated amortization:

                                  1997              1996

   Core deposit intangible     $     80,065      $    197,011
   Goodwill                          79,416           172,622
                               ------------      ------------
    TOTAL INTANGIBLE ASSETS    $    159,481      $    369,633
                               ============      ============

Amortization expenses totaled $54,680 in 1997 and $46,224 in 1996. Core deposit intangible and goodwill related to the Kenton branch were considered in the basis of the net liabilities sold as part of the sale of this branch.

LOAN SERVICING: The Company has sold various loans to the Federal Home Loan Mortgage Corporation (FHLMC) while retaining the servicing rights. Gains and losses on loan sales are recorded at the time of the sale.

SFAS No. 122, "Accounting for Mortgage Servicing Rights," was adopted on January 1, 1996. It requires entities to recognize, as separate assets, rights to service mortgage loans for others, regardless of how these rights are acquired. Mortgage servicing rights acquired through either the purchase or the origination of mortgage loans which are subsequently sold with servicing rights retained are determined by allocating the total cost of the mortgage loans to mortgage servicing rights and to loans (without the mortgage servicing rights) based on their relative fair values. Mortgage servicing rights recorded as a separate asset are amortized in proportion to, and over the period of, estimated net servicing income. Impairment is evaluated based on the fair value of the rights, using groupings of the underlying loans as to interest rates and then, secondarily, as to geographic and prepayment characteristics. Any impairment of a grouping is reported as a valuation allowance. This pronouncement was superseded by SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which extends the accounting and disclosure rules for mortgage servicing rights to all servicing rights including mortgage, consumer and commercial loans. Mortgage servicing rights totaled $193,417 at year end 1997 and $102,473 at year end 1996, and are included in "Other assets," on the accompanying balance sheet.

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

FAIR VALUES OF FINANCIAL INSTRUMENTS: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed separately. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. The fair value estimates of existing on- and off-balance sheet financial instruments does not include the value of anticipated future business or the values of assets and liabilities not considered financial instruments.

EARNINGS PER SHARE: Basic and diluted earnings per share are computed under a new accounting standard effective in the quarter ended December 31, 1997. All prior amounts have been restated to be comparable. Basic earnings per share is based on net income divided by 1,041,456 weighted average shares outstanding during the years ended December 31, 1997 and 1996. Diluted earnings per share reflects the effect of additional common shares issuable under stock options using the treasury stock method. The weighted average number of shares used for determining diluted earnings per share were 1,043,391 in 1997. There were no stock options issuable in 1996. Diluted earnings per share was lower than basic earnings per share by $0.01 in 1997. There was no difference between basic and diluted earnings per share in 1996.

In May 1997, the Board of Directors declared a 3-for-1 stock split, resulting in the issuance of 694,304 shares. In March 1996, the Board of Directors declared a 25% stock split effected in the form of a dividend, resulting in the issuance of 69,063 shares. The weighted average number of shares outstanding and the per share data for prior periods has been restated to retroactively reflect this stock split.

FINANCIAL STATEMENT PRESENTATION: Some items in prior financial statements have been reclassified to conform with the current presentation.

================================================================================

                           COMMERCIAL BANCSHARES, INC.
================================================================================
NOTE 2 - SECURITIES
Year end securities were as follows:



                                                                                  1997

                                                                         GROSS            GROSS
                                                       AMORTIZED       UNREALIZED        UNREALIZED         FAIR
                                                         COST            GAINS             LOSSES           VALUE
                                                       --------------------------------------------------------------
Securities available for sale
   U.S. Government obligations                         $   506,963     $    (6,183)     $   500,780
   Obligations of federal agencies                       4,241,812     $     7,286          (20,354)       4,228,744
   Obligations of state and political subdivisions      11,013,697         142,579          (85,631)
                                                                                                          11,070,645
   Corporate bonds                                         501,766             675             (466)         501,975
   Mortgage-backed securities                           18,781,559          26,592         (179,042)      18,629,109
                                                       -----------     -----------      -----------      -----------
   Total debt securities available for sale             35,045,797         177,132         (291,676)
                                                                                                          34,931,253
   Equity investments                                      577,460         577,460
                                                       -----------     -----------      -----------      -----------
      TOTAL SECURITIES AVAILABLE FOR SALE              $35,623,257     $   177,132      $  (291,676)     $35,508,713
                                                       ===========     ===========      ===========      ===========

Securities held to maturity
      OBLIGATIONS OF FEDERAL AGENCIES                  $ 2,756,218     $   218,612      $         0      $ 2,974,830
                                                       ===========     ===========      ===========      ===========


                                                                                  1996

                                                                           GROSS             GROSS
                                                         AMORTIZED       UNREALIZED         UNREALIZED      FAIR
                                                             COST           GAINS            LOSSES         VALUE
                                                       ---------------------------------------------------------------
Securities available for sale
   U.S. Government obligations                         $   509,206     $   (14,266)     $   494,940
   Obligations of federal agencies                       8,426,243     $     1,017         (133,916)       8,293,344
   Obligations of state and political
      subdivisions                                      14,559,081         150,034          (80,580)      14,628,535
   Corporate bonds                                         502,500          (2,930)         499,570
   Mortgage-backed securities                           24,346,113          41,479         (441,969)      23,945,623
                                                       -----------     -----------      -----------      -----------

   Total debt securities available for sale             48,343,143         192,530         (673,661)
                                                                                                          47,862,012
   Equity investments                                      530,260         530,260
                                                       -----------     -----------      -----------      -----------
      TOTAL SECURITIES AVAILABLE FOR SALE              $48,873,403     $   192,530      $  (673,661)     $48,392,272
                                                       ===========     ===========      ===========      ===========

Securities held to maturity
      OBLIGATIONS OF FEDERAL AGENCIES                  $ 2,723,488     $   193,902      $         0      $ 2,917,390
                                                       ===========     ===========      ===========      ===========


                                   (CONTINUED)

================================================================================

                          COMMERCIAL BANCSHARES, INC.
===============================================================================

NOTE 2 - SECURITIES (Continued)
Mortgage-backed securities available for sale at year end 1997 and 1996 are summarized below. At year end 1997, the fair value of fixed and variable rate mortgage-backed securities available for sale totaled $3,815,565 and $14,813,544.

                                           1997
                                AMORTIZED            FAIR
                                  COST               VALUE
                              ---------------------------------
FHLMC REMICS                  $   3,269,307    $    3,222,783
FNMA REMICS                       2,980,761         2,944,606
FNMA certificates                 5,807,483         5,766,414
FHLMC certificates                2,233,770         2,223,472
GNMA certificates             $   4,490,238         4,471,834
                              -------------    --------------
                              $  18,781,559    $   18,629,109
                              =============    ==============


                                                 1996

FHLMC REMICS                  $   8,923,034    $    8,770,834
FNMA REMICS                       6,776,293         6,698,915
FNMA certificates                 7,143,139         6,968,255
FHLMC certificates
GNMA certificates                 1,503,647         1,507,619
                              -------------    --------------
                              $  24,346,113    $   23,945,623
                              =============    ==============


The amortized cost and approximate fair value of debt securities available for sale and held to maturity at year end 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Debt securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.


                                                                      ESTIMATED
                                                     AMORTIZED           FAIR
                                                       COST              VALUE
                                                     ----------------------------
Securities available for sale
  Due after one year through five years              $ 1,008,729     $ 1,002,755
  Due after five years through ten years               5,545,359       5,566,550
  Due after ten years                                  9,710,150       9,732,839
  Mortgage-backed securities                          18,781,559      18,629,109

                                                     $35,045,797     $34,931,253
                                                     ===========     ===========
Securities held to maturity
  Due after five years through ten year              $ 2,756,218     $ 2,974,830
                                                     ===========     ===========

Sales of available for sale securities were:
                                                            1997            1996
                                                     ----------------------------

   Proceeds                                          $38,754,663     $31,487,288
   Gross gains                                           194,535         374,032
   Gross losses                                           43,370         304,607

At year end 1997 and 1996, debt securities with a carrying value of $15,888,000 and $11,201,000 were pledged to secure public deposits and other deposits and liabilities as required or permitted by law.

NOTE 3 - LOANS Year end loans were as follows:

                                                     1997              1996
                                                     ----------------------------

Commercial and other loans                      $ 60,677,339        $ 51,021,307
Real estate loans                                 25,081,877          22,979,126
Consumer and credit card loans                    34,149,658          37,344,109
Home equity loans                                  6,051,048           4,810,246
                                                ------------        ------------
 TOTAL LOANS                                    $125,959,922        $116,154,788
                                                ============        ============

The Bank is an authorized seller/servicer for the Federal Home Loan Mortgage Corporation (FHLMC). Loans sold to FHLMC for which the Bank has retained servicing totaled $23,411,756 and $17,144,184 at year end 1997 and 1996. Real estate loans originated and held for sale at year end 1997 and 1996 totaled approximately $5,191,000 and $2,586,000.

At December 31, 1997 and 1996, total loans included loans to farmers for agricultural purposes of approximately $11,878,000 and $11,759,000.

The balance of impaired loans was $1,404,983 and $45,391 at year end 1997 and 1996. Of this amount, $37,006 and $10,361 in impaired loans required no allowance for loan loss allocation. The remaining impaired loans of $1,367,977 and $35,030 had $307,323 and $35,030 of the allowance for loan losses allocated to them, although the entire allowance remains available for charge-offs of any loan.

The average balance of impaired loans was $440,744 for 1997 and $96,475 for 1996. No interest income was recognized on impaired loans during 1997 and 1996.

NOTE 4 - ALLOWANCE FOR POSSIBLE LOAN LOSS
Activity in the allowance for possible loan loss was as follows:

                                                       1997              1996
                                                 -------------------------------

Beginning balance                                $ 1,018,608        $   996,131
  Provision for possible loan loss                   613,000            205,800
  Loans charged-off                                 (642,812)          (268,415)
  Recoveries of previous charge-offs                  86,590             85,092
                                                ------------        -----------

  ENDING BALANCE                                 $ 1,075,385        $ 1,018,608
                                                ============        ===========

NOTE 5 - PREMISES AND EQUIPMENT
Year end premises and equipment were as follows:

                                                     1997                1996
                                                 -------------------------------

   Land                                          $   661,033        $   711,970
   Buildings                                       3,748,089          3,915,521
   Furniture and equipment                         1,629,041          1,649,617
                                                ------------        -----------

        Total                                      6,038,163          6,277,108
   Accumulated depreciation                        2,382,520          2,117,354
                                                 -----------        -----------
PREMISES AND EQUIPMENT, NET                      $ 3,655,643        $ 4,159,754
                                                 ===========        ===========

                                  (CONTINUED)

===============================================================================

                          COMMERCIAL BANCSHARES, INC.
===============================================================================


NOTE 6 - DEPOSITS
At year end 1997, scheduled maturities of time deposits were as follows:

        1998                             $  62,769,473
        1999                                21,550,741
        2000                                 7,159,473
        2001                                 1,069,361
        2002                                   671,228
        Thereafter                             232,171
                                         -------------
                                         $  93,452,447
                                         =============


NOTE 7 - FHLB ADVANCES AND FEDERAL FUNDS PURCHASED
Borrowed funds at December 31, 1997 consist of FHLB advances and federal funds purchased. The $2,500,000 of variable rate FHLB advances were at a current rate of 5.87%. FHLB advances are collateralized by all shares of FHLB stock owned by the Bank and by 100% of the Bank's qualified mortgage loan portfolio. The $530,000 of federal funds purchased from National City Bank were at a rate of 7.00%. The average amount outstanding during 1997 was $400,000 at a weighted average interest rate of 5.76%.

-------------------------------------------------------------------------------


NOTE 8 - INCOME TAXES
The provision for income taxes consists of:

                                                                             1997           1996
                                                                           ------------------------
       Current provision                                                   $ 627,786      $ 229,500
       Deferred provision                                                    (22,762)       142,015
                                                                           ---------      ---------
       TOTAL INCOME TAX EXPENSE                                            $ 605,024      $ 371,515
                                                                           =========      =========

Year end deferred tax assets and liabilities consist of:
                                                                                1997           1996
       Items giving rise to deferred tax assets
           Allowance for loan losses in excess of tax reserve              $  32,569      $  13,530
           Basis reduction of other real estate owned                         45,900         17,000
           Unrealized loss on investment securities available for sale       116,532        253,078
           Other                                                              26,066         32,438
                                                                           ---------      ---------
                 Total                                                       221,067        316,046

       Items giving rise to deferred tax liabilities
           Depreciation                                                      (85,254)       (86,111)
           Mortgage servicing rights                                         (65,762)       (34,841)
           Deferred loan fees and costs                                     (176,170)      (197,929)
           Intangible assets amortization                                     (8,198)
           FHLB stock dividend                                               (26,622)       (13,464)
           Other                                                              (1,951)       (12,796)
                                                                           ---------      ---------
                 Total                                                      (363,957)      (345,141)
                                                                           ---------      ---------
       NET DEFERRED TAX LIABILITY                                          $(142,890)     $ (29,095)
                                                                           =========      =========



The Bank has sufficient taxes paid in prior years to support the recognition of deferred tax assets without recording a valuation allowance.

Income tax expense attributable to continuing operations is reconciled between the financial statement provision and amounts computed by applying the statutory federal income tax rate of 34% to income before income taxes as follows:

                                                 1997              1996

Tax at statutory rates                         $ 830,988      $ 595,781
Increase (decrease) in tax resulting from:
    Tax-exempt interest                         (214,909)      (216,056)
    Other                                        (11,055)        (8,210)
                                               ---------      ---------
TOTAL INCOME TAX EXPENSE                       $ 605,024      $ 371,515
                                               =========      =========

The income tax expense related to investment security gains totaled $51,396 and $23,605 for 1997 and 1996.

                                  (CONTINUED)

===============================================================================

                          COMMERCIAL BANCSHARES, INC.
===============================================================================


NOTE 9 - STOCK  OPTION PLAN

The Commercial Bancshares, Inc. Incentive Stock Option Plan was approved by shareholders in April 1997. The plan enables a committee of the Board of Directors to grant stock options to executive officers of the Corporation and its subsidiaries. A total of 150,000 options on common shares are available to be granted pursuant to the plan, after giving effect to the stock split discussed in Note 1. Stock options may be granted at a price not less than the fair market value of the Corporation's common shares at the date of grant for terms up to, but not exceeding ten years from the grant date. Vesting occurs after five years. Exceptions to the vesting schedule can operate to shorten the vesting time. In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-based Compensation," which encourages the use of a fair value-based method to account for stock-based compensation plans such as the Corporation's stock option plan. As allowed by SFAS No. 123, however, the Corporation has elected to continue to follow prior standards in accounting for its stock options. Under these standards, because the exercise price of the Corporation's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

If compensation expense is not recorded, pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Corporation had accounted for its stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using an option pricing model with the following assumptions for 1997: risk-free interest rate of 6.42%; dividend yield of 3.50%; volatility factor of the expected market price of the Corporation's common stock of 16.05%; and a weighted average expected life of the options of ten years. There were no stock options granted or outstanding in 1996. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' five-year vesting period.
The Corporation's pro forma information follows:

                                                    1997
                                               ------------

Income as reported                             $  1,839,057
Pro forma net income                              1,821,316
Pro forma earnings per share
  Basic                                                1.75
  Diluted                                              1.74

A summary of the Corporation's stock options activity and related information follows:

                                             1997
                                  Average
                                  Options       Exercise Price
                                  -----------------------------
Outstanding - beginning of year                    0
Granted                             60,000         $   23.67
Forfeited                               --                --
Exercised                               --                --
                                    ------         ---------
OUTSTANDING - END OF YEAR           60,000         $   23.67
                                    ======         =========
EXERCISABLE - END OF YEAR           15,000
                                    ======
Weighted average fair value of
  options granted during the year  $ 23.67

During 1997, the Corporation met one of the exceptions to the vesting schedule resulting in 15,000 options from the initial grant of 30,000 options becoming exercisable.

NOTE 10 - SALARY DEFERRAL - 401(k) PLAN
The Corporation maintains a 401(k) plan covering substantially all employees who have attained the age of 21 and have completed one year of service with the Corporation. This is a salary deferral plan, which calls for matching contributions by the Corporation based on a percentage (50%) of each participant's voluntary contribution (limited to a maximum of six percent (6%) of a covered employee's annual compensation). In addition to the Corporation's required matching contribution, a contribution to the plan may be made at the discretion of the Board of Directors. The Corporation's matching and discretionary contributions were $66,646 and $68,718 for the years ended December 31, 1997 and 1996.

NOTE 11 - COMMITMENTS, OFF-BALANCE SHEET RISK
AND CONTINGENCIES
There are various contingent liabilities that are not reflected in the financial statements, including claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on financial condition or results of operations.

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


                                  (CONTINUED)

===============================================================================

                          COMMERCIAL BANCSHARES, INC.
===============================================================================

NOTE 11 - COMMITMENTS, OFF-BALANCE SHEET RISK AND CONTINGENCIES (continued) The following is a summary of commitments to extend credit at year end 1997 and 1996:

                                     1997            1996
                                 ---------------------------
   Fixed rate                    $    411,000    $   265,000
   Variable rate                   16,063,000     13,339,000
                                 ------------    -----------
                                 $ 16,474,000    $13,584,000
                                 ============    ===========

At year end 1997 and 1996, reserves of $718,000 and $708,000 were required as deposits with the Federal Reserve or as cash on hand. These reserves do not earn interest.


NOTE 12 - REGULATORY MATTERS
The Corporation and Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors, and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically under-capitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If under-capitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. The minimum requirements are:

                          CAPITAL TO RISK-WEIGHTED ASSETS TIER 1 CAPITAL
                                 TOTAL         TIER 1     TO AVERAGE ASSETS
                          -------------------------------------------------

  Well capitalized                 10%            6%             5%
  Adequately capitalized            8%            4%             4%
  Undercapitalized                  6%            3%             3%

-------------------------------------------------------------------------------

At year end 1997, consolidated actual capital levels (in millions) and minimum required levels for the Bank were:

                                                                                                          MINIMUM REQUIRED
                                                                            MINIMUM REQUIRED           TO BE WELL CAPITALIZED
                                                                               FOR CAPITAL             UNDER PROMPT CORRECTIVE
                                                   ACTUAL                   ADEQUACY PURPOSES            ACTION REGULATIONS

                                             AMOUNT        RATIO            AMOUNT        RATIO           AMOUNT         RATIO
Total capital (to risk-weighted assets)
    Consolidated                           $  16,763       13.3%           $ 10,072       8.0%          $ 12,589        10.0%
    Bank                                   $  16,650       13.2%           $ 10,069       8.0%          $ 12,587        10.0%
Tier 1 capital (to risk-weighted assets)
    Consolidated                           $  15,688       12.5%           $  5,036       4.0%          $  7,554         6.0%
    Bank                                   $  15,574       12.4%           $  5,035       4.0%          $  7,552         6.0%
Tier 1 capital (to average assets)
    Consolidated                           $  15,688        8.5%           $  7,398       4.0%          $  9,247         5.0%
    Bank                                   $  15,574        8.4%           $  7,385       4.0%          $  9,231         5.0%

At year end 1996, consolidated actual capital levels (in millions) and minimum required levels for the Bank were:

                                             AMOUNT        RATIO            AMOUNT        RATIO          AMOUNT          RATIO
Total capital (to risk-weighted assets)
    Consolidated                           $  15,451       10.2%          $  12,127       8.0%          $ 15,159        10.0%
    Bank                                   $  15,405       10.2%          $  12,127       8.0%          $ 15,159        10.0%
Tier 1 capital (to risk-weighted assets)
    Consolidated                           $  14,434        9.5%          $   6,063       4.0%          $  9,095         6.0%
    Bank                                   $  14,388        9.5%          $   6,063       4.0%          $  9,195         6.0%
Tier 1 capital (to average assets)
    Consolidated                           $  14,434        8.6%          $   6,698       4.0%          $  8,372         5.0%
    Bank                                   $  14,388        8.6%          $   6,698       4.0%          $  8,372         5.0%

The Corporation and Bank at year end 1997 and 1996 were categorized as well capitalized. Management believes that no events have occurred since December 31, 1997 that would change the capital category.

                                   CONTINUED

===============================================================================

                          COMMERCIAL BANCSHARES, INC.
===============================================================================

                           COMMERCIAL BANCSHARES, INC.

Dividends paid by the Bank are the primary source of funds available to the Corporation for payment of dividends to shareholders and for other working capital needs. The payment of dividends by the Bank to the Corporation is subject to restrictions by regulatory authorities. These restrictions generally limit dividends by the Bank to the current and prior two year's retained earnings as defined by regulations. At year end 1997, approximately $3,203,000 of the Bank's retained earnings were available for dividends to the Corporation under these guidelines. In addition to these restrictions, as a practical matter, dividend payments cannot reduce regulatory capital levels below the Corporation's regulatory capital requirements and minimum regulatory guidelines. These restrictions do not presently limit the Corporation from paying normal dividends.

NOTE 13 -  RELATED PARTY TRANSACTIONS
Certain directors, executive officers and principal shareholders of the Corporation, including their immediate families and companies in which they are principal owners, were loan customers during 1997 and 1996

A summary of activity on these borrower relationships with aggregate debt greater than $60,000 is as follows:

                                    1997             1996
                               -------------   --------------

   Beginning balance           $   1,778,981    $   1,796,604
   New loans and advances            261,000          590,781
   Payments                         (614,671)       (608,404)
                               -------------    -------------
   ENDING BALANCE              $   1,425,310    $   1,778,981
                               =============    =============


A director of the Corporation is a partner with a law firm that rendered various legal services for the Corporation. Legal fees paid in 1997 were not significant.

-------------------------------------------------------------------------------
NOTE 14- FAIR VALUES OF FINANCIAL INSTRUMENTS

The estimated year end fair values of financial instruments were:

                                                                   1997                                     1996
                                                      CARRYING             ESTIMATED           CARRYING             ESTIMATED
                                                       AMOUNT             FAIR VALUE            AMOUNT             FAIR VALUE
                                                    --------------------------------------------------------------------------
Financial assets
   Cash and equivalents                             $  7,111,986         $   7,112,000       $   6,299,450       $   6,299,000
   Securities available for sale                      35,508,713            35,509,000          48,392,272          48,392,000
   Securities held to maturity                         2,756,218             2,975,000           2,723,488           2,917,000
   Loans, net of allowance for possible loan losses  124,884,537           124,006,000         115,136,180         114,667,000
   Accrued interest receivable                         1,164,985             1,165,000           1,345,617           1,346,000
   Cash surrender value of life insurance                987,603               988,000             927,601             928,000
   Mortgage servicing rights                             193,417               193,000             102,473             102,000

Financial liabilities
   Demand and savings deposits                       (68,348,715)         (68,349,000)         (68,318,250)        (68,318,000)
   Time deposits                                     (93,452,447)                              (97,573,712)        (97,624,000)
   Borrowed funds                                     (3,030,000)          (3,030,000)
   Accrued interest payable                             (440,260)            (440,000)            (486,634)           (487,000)

The following assumptions were used for purposes of the previous disclosures of estimated fair value. The carrying amount is considered to estimate fair value for cash and cash equivalents, for cash surrender value of life insurance, for mortgage servicing rights, for loans that contractually reprice at intervals of less than twelve months, for demand and savings deposits, borrowed funds and for accrued interest. Securities fair values are based on quoted market prices for the individual securities or for equivalent securities. The fair values of fixed-rate loans, loans that reprice less frequently than each six months, and time deposits are estimated using a discounted cash flow analysis using year end market interest rates for the estimated life and credit risk. The estimated fair value of commitments is not material.

While these estimates of fair value are based on management's judgment of the most appropriate factors, no assurance can be given that, were the Bank to have disposed of such items at year end 1997 or 1996, the estimated fair values would necessarily have been achieved at these dates, since market values may differ depending on various circumstances. The estimated fair values at year end 1997 and 1996 should not necessarily be considered to apply at subsequent dates.

Nonfinancial instruments may have value but are not included in the above disclosures, such as property and equipment. In addition, nonfinancial instruments typically not recognized in these financial statements nevertheless may have value, but are not included in the above disclosures. These include, among other items, the estimated earnings power of core deposit accounts, the earnings potential of loan servicing rights, the value of a trained work force, customer goodwill and similar items.

                                   CONTINUED

===============================================================================

                          COMMERCIAL BANCSHARES, INC.
===============================================================================

NOTE 15- PARENT CORPORATION STATEMENTS

The following are condensed financial statements of Commercial Bancshares, Inc.:

                                                  CONDENSED BALANCE SHEET

                                                 December 31, 1997 and 1996

                                                         1997             1996
ASSETS
Cash on deposit with subsidiary                      $    34,323     $     8,817
Investment in common stock of subsidiary              15,629,429      14,267,491
Other assets                                              26,057          38,403
                                                     -----------     -----------
   TOTAL ASSETS                                      $15,689,809     $14,314,711
                                                     ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Other liabilities                                    $     1,466     $     1,466
Shareholders' equity                                  15,688,343      14,313,245
                                                     -----------     -----------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $15,689,809     $14,314,711
                                                     ===========     ===========

                          CONDENSED STATEMENT OF INCOME

                      Year ended December 31, 1997 and 1996

                                                           1997             1996
INCOME
   Dividends from subsidiary                           $  874,019     $  735,481
   Other income                                            1,238
       Total income                                       875,257        735,481

EXPENSES

   Amortization                                            12,348         12,348
   Other                                                   65,732         27,786
                                                       ----------     ----------
       Total Expenses                                      78,080         40,134
                                                       ----------     ----------
Income before equity in undistributed earnings
  of subsidiary                                           797,177        695,347
Equity in undistributed earnings of subsidiary          1,041,880        685,434
                                                       ----------     ----------
NET INCOME                                             $1,839,057     $1,380,781
                                                       ==========     ==========

                        CONDENSED STATEMENT OF CASH FLOW

                      Year ended December 31, 1997 and 1996

                                                                  1997             1996
                                                             -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                $ 1,839,057      $ 1,380,781
   Adjustments to reconcile net income to net cash
    from operating activities
       Amortization                                               12,348           12,348
       Equity in undistributed earnings of subsidiary         (1,041,880)        (685,434)
       Change in other assets and liabilities                                       7,643
                                                             -----------      -----------
         Net cash from operating activities                      809,525          715,338
                                                             -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital infusion to new subsidiary                            (55,000)

CASH FLOWS FROM FINANCING ACTIVITIES
   Cash dividends paid                                          (729,019)        (694,304)
   Cash paid in lieu of fractional shares in stock split                          (26,288)
                                                             -----------      -----------
       Net cash from financing activities                       (729,019)        (720,592)
                                                             -----------      -----------

Net change in cash                                                25,506           (5,254)
Cash at beginning of period                                        8,817           14,071
                                                             -----------      -----------
CASH AT END OF PERIOD                                        $    34,323      $     8,817
                                                             ===========      ===========

===============================================================================

                          COMMERCIAL BANCSHARES, INC.
===============================================================================

ITEM 8
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE
No changes in or disagreements with the Corporation's independent accountants on accounting and financial disclosure have occurred during the two most recent fiscal years.

                                    PART III
ITEM 9
DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
OF THE EXCHANGE ACT
Information concerning Directors and Executive Officers of the Corporation appears on pages 2 through 7 under the captions "Election of Directors" and "Executive Officers" in the Corporation's Definitive Proxy Statement dated March 5, 1998 for the Annual Meeting of Shareholders to be held on April 8, 1998 and is incorporated herein by reference.

ITEM 10
EXECUTIVE COMPENSATION
Information concerning executive compensation appears on pages 8 and 9 under the captions "Executive Compensation", "Supplementary Executive Retirement Plan" and "Executive Incentive Stock Option Plan" in the Corporation's Definitive Proxy Statement dated March 5, 1998 for the Annual Meeting of Shareholders to be held on April 8, 1998 and is incorporated herein by reference.

ITEM 11
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT
Information concerning security ownership of certain beneficial owners and management is contained on pages 1 and 2 under the captions "Voting Securities and Principal Holders Thereof" and "Election of Directors" in the Corporation's Definitive Proxy Statement dated March 5, 1998 for the Annual Meeting of Shareholders to be held April 8, 1998 and is incorporated herein by reference.

ITEM 12
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Information concerning certain relationships and related transactions is contained on page 11 under the caption "Indebtedness of and Transactions with Officers and Directors" in the Corporation's Definitive Proxy Statement dated March 5, 1998 for the Annual Meeting of Shareholders to be held on April 8, 1998 and is incorporated herein by reference.

-------------------------------------------------------------------------------

ITEM 13
                      EXHIBITS LIST AND REPORT ON FORM 8-K

(a)  EXHIBITS

                                                                                   REFERENCE TO             PAGE NUMBER
   REGULATION S-B                                                                  PRIOR FILING OR             IN THIS
   EXHIBIT                                                                         EXHIBIT NUMBER            FORM 10-KSB
   NUMBER            DESCRIPTION OF DOCUMENT                                       ATTACHED HERETO             REPORT

   3.1               Amended Articles of Incorporation of the Corporation              *   1              Not Applicable
   3.2               Code of Regulations of the Corporation                            *   2              Not Applicable
   4                 Form of Shares Certificate of Common Shares                       *   3              Not Applicable
   10                Commercial Bancshares, Inc. 1997 Stock Option Plan               **   4              Not Applicable
   21                Subsidiaries of the Registrant                                        5                    33
   27                Financial Data Schedule                                               6                    33

-------------------------------

* Indicates documents which have been previously filed as part of the Issuer's Report on Form 8-K dated April 27, 1995. All of such previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-B. Such documents are available to shareholders without charge upon request from the Issuer.

** Indicates document previously filed as Appendix II to the Issuer's Proxy Statement dated March 13, 1997. All of such previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-B. Such documents are available to shareholders without charge upon request from the Issuer.

(b)  REPORTS ON FORM 8-K
On December 15, 1997, Form 8-K was filed with the Securities and Exchange Commission. It announced the approval from the Office of the Comptroller of the Currency for Liberty National Bank of Ada, Ohio to purchase the assets and deposit liabilities of the Corporation's branch in Kenton, Ohio.

On December 31, 1997, Form 8-K was filed with the Securities and Exchange Commission. It announced the consummation of the sale of the assets and deposit liabilities of the Corporation's branch in Kenton, Ohio to Liberty National Bank of Ada, Ohio on December 26, 1997. The Form 8-K also reported Advantage Finance, Inc., a wholly owned subsidiary of the Corporation, obtained approval from the Ohio Department of Commerce, Ohio Division of Financial Institutions for the issuance of a Certificate of Registration under the Ohio Mortgage Loan Act. Advantage Finance will commence operations as a finance company in 1998 in the city of Marion, Ohio.

===============================================================================

                          COMMERCIAL BANCSHARES, INC.
===============================================================================


SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the under signed, thereunto duly authorized.

COMMERCIAL BANCSHARES, INC.
         Date February 12, 1998
                  By:   /s/ RAYMOND E. GRAVES
-------------------------------------------------------------------------------

Raymond E. Graves
President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 12, 1998.

/s/ RAYMOND E. GRAVES                            /s/ EDWIN G. EMERSON
--------------------------------------           ------------------------------
Raymond E. Graves                                Edwin G. Emerson
President (Principal Executive Officer)          Director
and Director


/s/ JAMES A. DEER                                /s/ HAZEL FRANKS
--------------------------------------           ------------------------------
James A. Deer                                    Hazel Franks
Executive Vice President, Principal              Director
Financial Officer,
Principal Accounting Officer and Director

/s/ RICHARD SHEAFFER                             /s/ DEBORAH J. GRAFMILLER
---------------------------------------          ------------------------------
Richard Sheaffer                                 Deborah J. Grafmiller
Director, Chairman of the Board                  Director

/s/ DANIEL E. BERG                               /s/ MICHAEL A. MASTRO
-----------------------------------------        ------------------------------
Daniel E. Berg                                   Michael A. Mastro
Director                                         Director

/s/ LOREN H. DILLON                              /s/ WILLIAM E. RUSE
------------------------------------------       ------------------------------
Loren H. Dillon                                  William E. Ruse
Director                                         Director

/s/ MARK DILLON                                  /s/ DOUGLAS C. SMITH
-------------------------------------------      ------------------------------
Mark Dillon                                      Douglas C. Smith
Director                                         Director

===============================================================================