Form 10QSB
period 1998-03-31
COMMERCIAL BANCSHARES INC \OH\
filed 1998-05-14
CIK 1009976

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         For the quarterly period ended:
                                 MARCH 31, 1998


                         Commission file number: 0-27894
                                                 --------------------

                           Commercial Bancshares, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Ohio                                          34-1787239
--------------------------------                  ------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                       Identification Number)

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

Common stock, no par value                     Outstanding at April 30, 1998:
                                               1,044,481 common shares
Transitional Small Business Disclosure Format:

                               / / Yes    /X/ No

                           COMMERCIAL BANCSHARES, INC.
                                   FORM 10-QSB
                          QUARTER ENDED March 31, 1998

--------------------------------------------------------------------------------



                         Part I - Financial Information


Interim financial information required by Regulation 228.310-3(b) of Regulation S-B is included in this Form 10-QSB as referenced below:



ITEM 1 - FINANCIAL STATEMENTS (Unaudited)                                Page
                                                                         ----

Consolidated Balance Sheets ..............................................    3

Consolidated Statements of Income ........................................    4

Condensed Consolidated Statements of Changes in
     Shareholders' Equity ................................................    5

Condensed Consolidated Statements of Cash Flows ..........................    6

Notes to Consolidated Financial Statements ...............................    7


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS ............................   15




                           Part II - Other Information

Other Information.........................................................   19

Signatures................................................................   20

                           COMMERCIAL BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS


----------------------------------------------------------------------------------------------------

                                                                   March 31,           December 31,
                                                                     1998                   1997
                                                                     ----                   ----

ASSETS
Cash and due from banks                                          $   6,178,747         $   7,111,986
Federal funds sold                                                     790,000
                                                                                       -------------
     Total cash and cash equivalents                                 6,968,747             7,111,986
Securities available for sale, at fair value                        40,119,324            35,508,713
Securities held to maturity (Estimated fair values
  of $2,986,860 in 1998 and $2,974,830 in 1997)                      2,764,808             2,756,218
Total loans                                                        119,681,562           125,959,922
Allowance for loan losses                                           (1,010,579)           (1,075,385)
                                                                 -------------         -------------
     Net loans                                                     118,670,983           124,884,537
Premises and equipment, net                                          3,589,671             3,655,643
Other real estate                                                    1,057,500             1,065,000
Accrued interest receivable and other assets                         3,132,541             6,384,670
                                                                 -------------         -------------

         Total assets                                            $ 176,303,574         $ 181,366,767
                                                                 =============         =============

LIABILITIES
Deposits
     Noninterest-bearing deposits                                $  12,585,934         $  14,624,943
     Interest-bearing deposits                                     146,998,189           147,176,219
                                                                 -------------         -------------
         Total deposits                                            159,584,123           161,801,162
Borrowed funds                                                                             3,030,000
Accrued interest payable and other liabilities                         741,919               847,262
                                                                 -------------         -------------
         Total liabilities                                         160,326,042           165,678,424
                                                                 -------------         -------------

SHAREHOLDERS' EQUITY
Common stock (no par value; 4,000,000 shares authorized;
  1,043,481 and 1,041,456 shares issued in 1998 and 1997)            7,854,656             7,815,513
Additional paid-in capital
Retained earnings                                                    8,448,959             8,099,040
Unrealized loss on securities available for sale                      (326,083)             (226,210)
                                                                 -------------         -------------
         Total shareholders' equity                                 15,977,532            15,688,343
                                                                 -------------         -------------

         Total liabilities and shareholders' equity              $ 176,303,574         $ 181,366,767
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

                           COMMERCIAL BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

--------------------------------------------------------------------------------


                                                          Three Months Ended
                                                               March 31,
                                                               ---------
                                                          1998          1997
                                                          ----          ----
INTEREST INCOME
     Interest and fees on loans                         $2,760,754    $2,656,486
     Interest on securities
         Taxable                                           362,870       558,673
         Nontaxable                                        191,126       205,081
     Other interest income                                                 6,692
                                                        ----------    ----------
              Total interest income                      3,314,750     3,426,932
                                                        ----------    ----------

INTEREST EXPENSE
     Interest on deposits                                1,695,336     1,819,503
     Interest on other borrowings                            9,361         7,963
                                                        ----------    ----------
              Total interest expense                     1,704,697     1,827,466

NET INTEREST INCOME                                      1,610,053     1,599,466

Provision for loan losses                                   75,000       116,000
                                                        ----------    ----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES      1,535,053     1,483,466
                                                        ----------    ----------

OTHER INCOME
     Service fees and overdraft charges                    152,778       162,495
     Security gains, net                                     3,733        16,027
     Loan sale gains, net                                   14,093        39,341
     Other income                                           48,998        67,179
                                                        ----------    ----------
              Total other income                           219,602       285,042
                                                        ----------    ----------

OTHER EXPENSE
     Salaries and employee benefits                        619,188       626,809
     Occupancy, furniture and
       equipment                                           141,129       156,993
     State taxes                                            70,874        70,978
     Data processing                                       140,813       151,172
     Other operating expense                               346,332       371,763
                                                        ----------    ----------
              Total other expense                        1,318,336     1,377,715
                                                        ----------    ----------

Income before federal income taxes                         436,319       390,793

Income tax expense                                          86,400        76,748
                                                        ----------    ----------

Net income                                              $  349,919    $  314,045
                                                        ==========    ==========

Basic earnings per common share                         $      .34    $      .30
                                                        ==========    ==========

Diluted earnings per common share                       $      .33    $      .30
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

                          COMMERCIAL BANCSHARES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY


--------------------------------------------------------------------------------

                                                    Three Months Ended
                                                         March 31,
                                                         ---------
                                                    1998           1997
                                                    ----           ----

Balance at beginning of period                   $15,688,343    $14,313,245


Net income                                           349,919        314,045

Stock options exercised                               39,143

Change in unrealized loss on
  securities available for sale                      (99,873)      (337,095)
                                                 -----------    -----------

Balance at end of period                         $15,977,532    $14,290,195
                                                 ===========    ===========


--------------------------------------------------------------------------------

              See notes to the consolidated financial statements.

                          COMMERCIAL BANCSHARES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


-----------------------------------------------------------------------------------------
                                                              Three Months Ended
                                                                   March 31,
                                                                   ---------
                                                           1998                  1997
                                                           ----                  ----

NET CASH USED BY OPERATING ACTIVITIES                   $  2,637,079         $  (432,066)

INVESTING ACTIVITIES
     Securities available for sale
         Purchases                                       (16,336,413)         (8,541,176)
         Maturities and repayments                         1,956,905             442,322
         Sales                                             9,543,345           6,940,968
     Net change in loans                                   7,278,229          (3,221,322)
     Bank premises and equipment expenditures                (14,488)            (23,446)
                                                        ------------         -----------
           Net cash used by investing activities          (2,427,578)         (4,402,654)
                                                        ------------         -----------

FINANCING ACTIVITIES
     Net change in deposits                               (2,217,039)          2,536,122
     Net change in other borrowings                       (3,030,000)          1,180,000
     Stock options exercised                                  39,143
                                                        ------------         -----------
           Net cash from financing activities             (5,207,896)          3,716,122
                                                        ------------         -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                     (143,239)         (1,118,598)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           7,111,986           6,299,450
                                                        ------------         -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $  6,968,747         $ 5,180,852
                                                        ============         ===========



SUPPLEMENTAL DISCLOSURES
     Cash paid during the period for
         Interest                                       $  1,693,563         $ 1,778,905
         Income taxes                                        215,000              80,000



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

                           COMMERCIAL BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of Commercial Bancshares, Inc. and its wholly owned subsidiaries, The Commercial Savings Bank (the "Bank") and Advantage Finance, Inc. (together the "Corporation"). All material intercompany accounts and transactions have been eliminated in consolidation.

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Corporation at March 31, 1998, and its results of operations and its cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances. The Annual Report for the Corporation for the year ended December 31, 1997, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

Industry Segment Information: The Corporation is engaged in the business of commercial and retail banking, with operations conducted through its two subsidiaries located in Upper Sandusky and Marion, Ohio and neighboring communities. This market area provides the source of substantially all of the Corporation's deposit and loan activities. The majority of the Corporation's income is derived from commercial and retail business lending activities and investments.

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


--------------------------------------------------------------------------------

                           COMMERCIAL BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

A loan is considered impaired when management believes full collection of principal and interest is not probable. Often this is associated with a delay or shortfall in payments. Smaller-balance homogeneous loans are evaluated for impairment in total. Such loans include residential first mortgage loans secured by one-to-four-family residences and consumer automobile, home equity and credit card loans with balances less than $200,000. In addition, loans held for sale are excluded from consideration of impairment.

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

Earnings per Share: Basic and diluted earnings per share are computed under a new accounting standard effective in the quarter ended December 31, 1997. All prior amounts have been restated to be comparable. Basic earnings per share is based on net income divided by 1,042,728 and 1,041,456 weighted average shares outstanding during the periods ended March 31, 1998 and 1997. Diluted earnings per share reflects the effect of additional common shares issuable under stock options using the treasury stock method. The weighted average number of shares used for determining diluted earnings per share were 1,051,390 and 1,041,718 for the quarter ended March 31, 1998 in 1997.

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


--------------------------------------------------------------------------------

                           COMMERCIAL BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 2 - SECURITIES

Securities as of March 31, 1998 and December 31, 1997 are as follows:

                                                                           March 31, 1998
                                               --------------------------------------------------------------------
                                                                       Gross           Gross
                                                   Amortized        Unrealized      Unrealized             Fair
                                                     Cost              Gains          Losses               Value
                                                     ----              -----          ------               -----
SECURITIES AVAILABLE FOR SALE
     U.S. Government obligations               $       506,404                     $     (3,904)   $        502,500
     Obligations of federal agencies                 2,504,785                           (4,275)          2,500,510
     Obligations of state and political
       subdivisions                                 17,917,624    $    103,639         (288,865)         17,732,398
     Corporate bonds                                   509,390                           (4,675)            504,715
     Mortgage-backed securities                     18,313,122          10,750          (99,723)         18,224,149
                                               ---------------    ------------     ------------    ----------------
         Total debt securities                      39,751,325         114,389         (401,442)         39,464,272
     Equity investments                                655,052                                              655,052
                                               ---------------    ------------     ------------    ----------------
         Total securities                      $    40,406,377    $    114,389     $   (401,442)   $     40,119,324
                                               ===============    ============     ============    ================

SECURITIES HELD TO MATURITY
     Obligations of federal agencies           $     2,764,808    $    222,052     $          0    $      2,986,860
                                               ===============    ============     ============    ================

                                                                          December 31, 1997
                                               --------------------------------------------------------------------
                                                                       Gross           Gross
                                                   Amortized        Unrealized      Unrealized             Fair
                                                     Cost              Gains          Losses               Value
                                                     ----              -----          ------               -----
SECURITIES AVAILABLE FOR SALE
     U.S. Government obligations               $       506,963                     $     (6,183)   $        500,780
     Obligations of federal agencies                 4,241,812    $      7,286          (20,354)          4,228,744
     Obligations of state and political
       subdivisions                                 11,013,697         142,579          (85,631)         11,070,645
     Corporate bonds                                   501,766             675             (466)            501,975
     Mortgage-backed securities                     18,781,559          26,592         (179,042)         18,629,109
                                               ---------------    ------------     ------------    ----------------
         Total debt securities                      35,045,797         177,132         (291,676)         34,931,253
     Equity investments                                577,460                                              577,460
                                               ---------------    ------------     ------------    ----------------
         Total securities                      $    35,623,257    $    177,132     $   (291,676)   $     35,508,713
                                               ===============    ============     ============    ================

SECURITIES HELD TO MATURITY
     Obligations of federal agencies           $     2,756,218    $    218,612     $          0    $      2,974,830
                                               ===============    ============     ============    ================

--------------------------------------------------------------------------------

                           COMMERCIAL BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 2 - SECURITIES (Continued)

The amortized cost and approximate fair values of debt securities available for sale and held to maturity at March 31, 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Debt securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

                                                                     Estimated
                                                      Amortized         Fair
                                                        Cost           Value
                                                        ----           -----
SECURITIES AVAILABLE FOR SALE
   Due in one to five years                          $   506,404    $   502,500
   Due in five to ten years                            4,250,373      4,281,044
   Due after ten years                                16,681,426     16,456,579
   Mortgage-backed securities                         18,313,122     18,224,149
                                                     -----------    -----------

       Total debt securities available for sale      $39,751,325    $39,464,272
                                                     ===========    ===========

SECURITIES HELD TO MATURITY
         Due in five to ten years                    $ 2,764,808    $ 2,986,860
                                                     ===========    ===========

Sales of available-for-sale securities during the three months ended March 31, 1998 and 1997 were:

                                                      1998          1997
                                                      ----          ----

         Proceeds                                   $9,543,345    $6,940,968
         Gross gains                                    61,351        21,699
         Gross losses                                   57,618         5,672

Securities with a carrying value of approximately $14,013,000 at March 31, 1998 and $15,888,000 at December 31, 1997 were pledged to secure deposits and for other purposes.


NOTE 3 - LOANS

Loans at March 31, 1998 and December 31, 1997 were as follows:

                                             March 31, 1998   December 31, 1997
                                             --------------   -----------------

     Commercial and other loans               $ 57,256,692       $ 60,677,339
     Real estate loans                          25,569,990         25,081,877
     Consumer and credit card                   30,706,519         34,149,658
     Home equity loans                           6,148,361          6,051,048
                                              ------------       ------------

         Total loans                          $119,681,562       $125,959,922
                                              ============       ============

--------------------------------------------------------------------------------

                           COMMERCIAL BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 3 - LOANS (Continued)

The subsidiary Bank is an authorized seller/servicer for the Federal Home Loan Mortgage Corporation (FHLMC). Loans sold to FHLMC for which the Bank has retained servicing totaled $31,413,251 and $23,411,756 at March 31, 1998 and December 31, 1997. Real estate loans originated and held for sale at March 31, 1998 and December 31, 1997 totaled $1,572,975 and $5,191,000.


NOTE 4 - ALLOWANCE FOR LOAN LOSSES

A summary of activity in the allowance for loan losses for the three months ended March 31, 1998 and 1997 is as follows:

                                         1998                    1997
                                         ----                    ----

Balance - January 1                  $ 1,075,385             $ 1,018,608
Loans charged off                       (160,181)               (163,407)
Recoveries                                20,375                  13,517
Provision for loan losses                 75,000                 116,000
                                     -----------             -----------

Balance - March 31                   $ 1,010,579             $   984,718
                                     ===========             ===========

Information regarding impaired loans is as follows:

                                                          March 31, 1998        December 31, 1997
                                                          --------------        -----------------

Balance of impaired loans                                    $1,317,534            $1,404,983

Less portion for which no allowance for loan
  losses is allocated                                                 0                37,006
                                                             ----------            ----------

Portion of impaired loan balance for which an
  allowance for loan losses is allocated                     $1,317,534            $1,367,977
                                                             ==========            ==========

Portion of allowance for loan losses allocated to
  the impaired loan balance                                  $  263,507            $  307,323
                                                             ==========            ==========

Information regarding impaired loans is as follows for the period ended:

                                                             March 31, 1998          December 31, 1997
                                                             --------------          -----------------

     Average investment in impaired loans                      $  1,361,259           $      440,744

     Interest income recognized on impaired loans                        --                       --


--------------------------------------------------------------------------------

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

The following is a summary of commitments to extend credit at March 31, 1998 and December 31, 1997:

                                                 March 31,      December 31,
                                                   1998             1997
                                                   ----             ----

         Fixed rate                            $1,370,000       $   411,000
         Variable rate                          7,381,000        16,063,000
                                               ----------       -----------

                                               $8,751,000       $16,474,000
                                               ==========       ===========

At March 31, 1998 and December 31, 1997, reserves of $712,000 and $718,000 were required as deposits with the Federal Reserve or as cash on hand. These reserves do not earn interest.


--------------------------------------------------------------------------------

                           COMMERCIAL BANCSHARES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------

INTRODUCTION

The following discussion focuses on the consolidated financial condition of Commercial Bancshares, Inc. (the Corporation) at March 31, 1998, compared to December 31, 1997, and the consolidated results of operations for the quarterly period ending March 31, 1998 compared to the same period in 1997. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements and related footnotes.

The registrant is not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on the liquidity, capital resources or operations except as discussed herein. Also, the Registrant is not aware of any current recommendations by regulatory authorities that would have such effect if implemented.


FINANCIAL CONDITION

Total assets decreased by $5,063,193 or 2.8% from December 31, 1997 to March 31, 1998. The decrease in the loan portfolio was the reason for this decrease and is discussed below.

Gross loans decreased $6,278,360 or 5.0% during the first three months of 1998. Decreases occurred in the commercial and installment portfolios which combined to decrease $6,863,786 or 7.2% during the first three months of 1998. The Bank experienced significant rate competition in the commercial lending area from larger, megabank institutions and strategically decided not to negatively impact net interest margin by offering comparable rates. The decrease in the installment portfolio was due to the continued slowdown in funding the indirect portfolio. The Bank sells the majority of its fixed rate real estate loans into the secondary market while retaining servicing rights.

Total deposits decreased $2,217,039, or 1.4%, during the first three months of 1998 which is typical of historical runoff of deposits in the first quarter. Noninterest bearing deposits decreased $2,039,009 for the period ended March 31, 1998.

The funds from the decrease in the loan portfolio were utilized to payoff Federal Home Loan Bank advances and federal funds purchases.


RESULTS OF OPERATIONS

Net income for the three-month period ending March 31, 1998 stood at $349,919 compared to $314,045 during the same period in 1997. Diluted earnings per share increased by $.03 per share for the three-month period ending March 31, 1998 as compared to the same time period in 1997. Discussed below are the major factors which have influenced these operating results.

Net interest income, the primary source of earnings, is the amount by which interest and fees on loans and investments exceed the interest cost of deposits and other borrowings obtained to

--------------------------------------------------------------------------------

                           COMMERCIAL BANCSHARES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------


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

Interest income for the first quarter 1998 stood at $3,314,750 as compared to $3,426,932 during the same period 1997, a decrease of $112,182. During the same time period, interest expense decreased $122,769 from $1,827,466 in 1997 to $1,704,697 in 1998. The decrease in interest income and expense is the result of balances of earning assets and interest-bearing liabilities being approximately $6,100,000 and $5,600,000 lower in 1998 compared to 1997.

The provision for loan loss decreased $41,000 in the first quarter 1998 compared to 1997. This corresponds to the decrease in the loan portfolio. Management has determined that loan loss provision is adequate at March 31, 1998 through its analysis of specific problem loans, historical charge-off experience and local economic trends.


NONINTEREST INCOME

Total first quarter noninterest income decreased $65,440 or 23.0% compared to the same period in 1997. The larger fluctuations were the decrease in gains on sale of loans and securities, the forfeiture of a deposit on Other Real Estate in 1997 of $15,000 and the decrease in life insurance commissions of $11,383.


NONINTEREST EXPENSE

Total noninterest expense decreased $59,379 or 4.3% for the first three months of 1998 compared to the same period in 1997. The most significant decreases occurred in areas of occupancy, furniture and equipment, amortization of intangibles due to the sale of the Kenton branch in 1997 and data processing.


CAPITAL RESOURCES

Total shareholders' equity increased $289,189 or 1.8% during the first quarter of 1998. Year-to-date net income of $349,919 and the exercise of stock options of $39,143 increased equity but was offset by the decrease in the market value of the available-for-sale investment security


--------------------------------------------------------------------------------

                           COMMERCIAL BANCSHARES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------


portfolio which resulted in a decrease to equity of $99,837. Shareholders' equity to total assets was 9.1% at March 31, 1998 compared to 8.7% at December 31, 1997.

Banking regulations have established minimum capital requirements for banks including risk-based capital ratios and leverage ratios. Risk-based capital regulations require all banks to have a minimum total risk-based capital ratio of 8% with half of the capital composed of core capital. Minimum leverage ratio requirements range from 3% to 5% of total assets. Core capital, or Tier 1 capital, includes common equity, perpetual preferred stock and minority interests that are held by others in consolidated subsidiaries minus intangible assets. Supplementary capital, or Tier 2 capital, includes core capital and such items as mandatory convertible securities, subordinated debt and the allowance for loans and lease losses, subject to certain limitations. Qualified Tier 2 capital can equal up to 100% of an institution's Tier 1 capital with certain limitations in meeting the total risk-based capital requirements. At March 31, 1998, the Bank's leverage ratio was 9.0% and the risk-based capital ratio was in excess of 13.9% both of which exceeded the minimum regulatory requirements.


LIQUIDITY

Liquidity management for the Bank centers around the assurance that funds are available to meet the loan and deposit needs of its customers and the Bank's other financial commitments.

Cash and cash equivalents at March 31, 1998 and December 31, 1997 stood at $6,968,747 and $7,111,986. Refer to the Statement of Cash Flows contained within this report.

A standard measure of liquidity is the relationship of loans to deposits and borrowed funds. Lower ratios indicate greater liquidity. At March 31, 1998 and December 31, 1997, the ratio of loans to deposits and borrowed funds was 75.0% and 76.4%, considered an acceptable level of liquidity by management.


--------------------------------------------------------------------------------

                           COMMERCIAL BANCSHARES, INC.
                                   FORM 10-QSB
                          Quarter ended March 31, 1998
                           PART II - OTHER INFORMATION

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

Item 6 -       Exhibits and Reports on Form 8-K:
               (a) Exhibit 11, Statement re: computation of per share earnings. (Reference is hereby made to Note 1 to the Consolidated Financial Statements, hereof.)

               (b)    Exhibit 27, Financial Data Schedules.

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


                                   COMMERCIAL BANCSHARES, INC.
                                   -------------------------------------
                                   (Registrant)




Date:  May  , 1998                 /s/ RAYMOND E. GRAVES
                                   --------------------------------------
                                   (Signature)
                                   Raymond E. Graves
                                   President and Chief Executive Officer




Date:  May  , 1998                 /s/ PHILIP W. KINLEY
                                   --------------------------------------
                                   (Signature)
                                   Philip W. Kinley
                                   Vice President and Chief Financial Officer


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

Exhibit 27, Financial Data Schedules




--------------------------------------------------------------------------------