Form 10QSB
period 1998-06-30
COMMERCIAL BANCSHARES INC \OH\
filed 1998-08-14
CIK 1009976

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         For the quarterly period ended:
                                  JUNE 30, 1998


                         Commission file number: 0-27894

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

Common stock, no par value                         Outstanding at July 31, 1998:
                                                   1,046,181 common shares

Transitional Small Business Disclosure Format:

                                [ ] Yes   [X] No

                           COMMERCIAL BANCSHARES, INC.
                                   FORM 10-QSB
                           QUARTER ENDED June 30, 1998

--------------------------------------------------------------------------------


                         Part I - Financial Information


Interim financial information required by Regulation 228.310-3(b) of Regulation S-B is included in this Form 10-QSB as referenced below:



ITEM 1 - FINANCIAL STATEMENTS (Unaudited)                                 Page
                                                                          ----

Consolidated Balance Sheets .............................................    3

Consolidated Statements of Income .......................................    4

Condensed Consolidated Statements of Changes in
     Shareholders' Equity ...............................................    5

Condensed Consolidated Statements of Cash Flows .........................    6

Notes to Consolidated Financial Statements ..............................    7


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS ...........................   13




                           Part II - Other Information

Other Information........................................................   16

Signatures...............................................................   17

                                     COMMERCIAL BANCSHARES, INC.
                                     CONSOLIDATED BALANCE SHEETS

---------------------------------------------------------------------------------------------------
                                                                  June 30,            December 31,
                                                                    1998                 1997
                                                                    ----                 ----
ASSETS
Cash and cash equivalents                                       $  6,133,681         $  7,111,986
Securities available for sale, at fair value                      42,977,909           35,508,713
Securities held to maturity (Estimated fair values
  of $3,230,455 in 1998 and $2,974,830 in 1997)                    3,018,450            2,756,218
Total loans                                                      119,873,757          125,959,922
Allowance for loan losses                                           (938,534)          (1,075,385)
                                                                ------------         ------------
     Net loans                                                   118,935,223          124,884,537
Premises and equipment, net                                        3,594,084            3,655,643
Other real estate                                                  1,046,500            1,065,000
Accrued interest receivable and other assets                       3,034,802            6,384,670
                                                                ------------         ------------

         Total assets                                           $178,740,649         $181,366,767
                                                                ============         ============

LIABILITIES
Deposits
     Noninterest-bearing deposits                               $ 14,071,007         $ 14,624,943
     Interest-bearing deposits                                   147,477,168          147,176,219
                                                                ------------         ------------
         Total deposits                                          161,548,175          161,801,162
Borrowed funds                                                       680,000            3,030,000
Accrued interest payable and other liabilities                       582,386              847,262
                                                                ------------         ------------
         Total liabilities                                       162,810,561          165,678,424
                                                                ------------         ------------

SHAREHOLDERS' EQUITY
Common stock (no par value; 4,000,000 shares authorized;
  1,046,181 and 1,041,456 shares issued in 1998 and 1997           7,906,847            7,815,513
Additional paid-in capital
Retained earnings                                                  8,343,653            8,099,040
Unrealized loss on securities available for sale                    (320,412)            (226,210)
                                                                ------------         ------------
         Total shareholders' equity                               15,930,088           15,688,343
                                                                ------------         ------------

         Total liabilities and shareholders' equity             $178,740,649         $181,366,767
                                                                ============         ============

---------------------------------------------------------------------------------------------------

               See notes to the consolidated financial statements.

                                           COMMERCIAL BANCSHARES, INC.
                                        CONSOLIDATED STATEMENTS OF INCOME

-----------------------------------------------------------------------------------------------------------------
                                                    Three Months Ended                    Six Months Ended
                                                         June 30,                             June 30,
                                                         --------                             --------
                                                  1998              1997               1998              1997
                                                  ----              ----               ----              ----
INTEREST INCOME
     Interest and fees on loans                $2,705,228        $2,798,520         $5,465,982        $5,455,006
     Interest on securities
         Taxable                                  330,207           541,951            645,819         1,100,623
         Nontaxable                               232,458           217,395            423,584           422,476
     Other interest income                         39,112             5,210             86,370            11,902
                                               ----------        ----------         ----------        ----------
              Total interest income             3,307,005         3,563,076          6,621,755         6,990,007
                                               ----------        ----------         ----------        ----------

INTEREST EXPENSE
     Interest on deposits                       1,735,511         1,799,789          3,430,847         3,619,292
     Interest on other borrowings                                    49,418              9,361            57,381
                                               ----------        ----------         ----------        ----------
              Total interest expense            1,735,511         1,849,207          3,440,208         3,676,673

NET INTEREST INCOME                             1,571,494         1,713,869          3,181,547         3,313,334
Provision for loan losses                          80,100            99,000            155,100           215,000
                                               ----------        ----------         ----------        ----------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                               1,491,394         1,614,869          3,026,447         3,098,334
                                               ----------        ----------         ----------        ----------

OTHER INCOME
     Service fees and overdraft charges           161,710           169,921            314,488           332,416
     Security gains, net                           17,169            (4,948)            20,902            11,080
     Loan sale gains, net                         146,231            14,052            160,324
     Other income                                  43,600            42,861             92,598           163,433
                                               ----------        ----------         ----------        ----------
              Total other income                  368,710           221,886            588,312           506,929
                                               ----------        ----------         ----------        ----------

OTHER EXPENSE
     Salaries and employee benefits               767,945           703,342          1,387,133         1,330,151
     Occupancy, furniture and
       equipment                                  153,631           152,736            294,760           309,729
     State taxes                                   70,379            69,561            141,253           140,539
     Data processing                              134,419           152,365            275,233           303,537
     Other operating expense                      400,579           356,299            746,909           728,062
                                               ----------        ----------         ----------        ----------
              Total other expense               1,526,953         1,434,303          2,845,288         2,812,018
                                               ----------        ----------         ----------        ----------

Income before federal income taxes                333,151           402,452            769,471           793,245

Income tax expense                                 51,370            84,176            137,770           160,924
                                               ----------        ----------         ----------        ----------

Net income                                     $  281,781        $  318,276         $  631,701        $  632,321
                                               ==========        ==========         ==========        ==========

Basic earnings per common share                $      .27        $      .31         $      .61        $      .61
                                               ==========        ==========         ==========        ==========
Diluted earnings per common share              $      .27        $      .31         $      .60        $      .61
                                               ==========        ==========         ==========        ==========

-----------------------------------------------------------------------------------------------------------------

               See notes to the consolidated financial statements.

                           COMMERCIAL BANCSHARES, INC
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

--------------------------------------------------------------------------------

                                              Six Months Ended
                                                   June 30,
                                                   --------
                                           1998                1997
                                           ----                ----

Net Income                                 631,701             632,321

Other comprehensive income, net of tax;
Unrealized (loss) gain on securities
  available for sale                      (106,146)            196,748
                                       -----------         -----------

Comprehensive income                   $   525,555         $   829,069
                                       ===========         ===========



                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY

--------------------------------------------------------------------------------

                                              Six Months Ended
                                                   June 30,
                                                   --------
                                           1998                1997
                                           ----                ----

Balance at beginning of period         $15,688,343         $14,313,245


Net income                                 631,701             632,321

Cash dividends declared                   (387,088)           (364,510)

Stock options exercised                     91,334

Change in unrealized loss on
  securities available for sale            (94,202)            196,748
                                       -----------         -----------

Balance at end of period               $15,930,088         $14,777,804
                                       ===========         ===========

--------------------------------------------------------------------------------

               See notes to the consolidated financial statements.

                        CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------------------
                                                                Six Months Ended
                                                                    June 30,
                                                                    --------
                                                            1998                 1997
                                                            ----                 ----
NET CASH PROVIDED BY OPERATING ACTIVITIES               $  5,702,631         $    734,003

INVESTING ACTIVITIES
     Securities available for sale
         Purchases                                       (27,669,490)         (16,263,377)
         Maturities and repayments                         3,764,995            1,276,544
         Sales                                            16,162,424           15,357,232
     Purchase of securities held to maturity                (245,078)
     Net change in loans                                   4,306,188           (7,487,160)
     Bank premises and equipment expenditures               (101,234)             (30,201)
                                                        ------------         ------------
           Net cash used by investing activities          (3,782,195)          (7,146,962)
                                                        ------------         ------------

FINANCING ACTIVITIES
     Net change in deposits                                 (252,987)             791,592
     Net change in other borrowings                       (2,350,000)           4,748,000
     Dividends paid                                         (387,088)            (364,510)
     Stock options exercised                                  91,334
                                                        ------------         ------------
           Net cash from financing activities             (2,898,741)           5,175,082
                                                        ------------         ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                     (978,305)          (1,237,877)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           7,111,986            6,299,450
                                                        ------------         ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $  6,133,681         $  5,061,573
                                                        ============         ============

SUPPLEMENTAL DISCLOSURES
     Cash paid during the period for
         Interest                                       $  3,435,558         $  3,628,124
         Income taxes                                        385,000               80,000

-------------------------------------------------------------------------------------------

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

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Corporation at June 30, 1998, and its results of operations and its cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances. The Annual Report for the Corporation for the year ended December 31, 1997, contains consolidated financial statements and related notes, which should be read in conjunction with the accompanying consolidated financial statements.

Industry Segment Information: The Corporation is engaged in the business of commercial and retail banking, with operations conducted through its two subsidiaries located in Upper Sandusky and Marion, Ohio and neighboring communities. This market area provides the source of substantially all of the Corporation's deposit and loan activities. The majority of the Corporation's income is derived from commercial and retail lending activities and investments.

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

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required based on past loan loss experience, known and inherent risks in the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgement, should be charged off.

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

Income Taxes: Income tax expense is the sum of the current-year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

Earnings per Share: Basic and diluted earnings per share are computed under a new accounting standard effective in the quarter ended December 31, 1997. All prior amounts have been restated to be comparable. Basic earnings per share is based on net income divided by 1,043,803 and 1,041,456 weighted average shares outstanding during the six months ended June 30, 1998 and 1997 and 1,044,867 and 1,041,456 weighted average shares outstanding during the quarter ended June 30, 1998 and 1997. Diluted earnings per share reflect the effect of additional common shares issuable under stock options using the treasury stock method. The weighted average number of shares used for determining diluted earnings per share were 1,051,696 and 1,041,970 for the six months ended June 30, 1998 and 1997 and 1,052,809 and 1,042,220 for the quarter ended June 30, 1998 and 1997.

Financial Statement Presentation: Some items in prior financial statements have been reclassified to conform to the current presentation.

--------------------------------------------------------------------------------

                                   (Continued)

                           COMMERCIAL BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 2 - SECURITIES

Securities as of June 30, 1998 and December 31, 1997 are as follows:

                                                                        June 30, 1998
                                               ----------------------------------------------------------------
                                                                   Gross            Gross
                                                Amortized        Unrealized       Unrealized           Fair
                                                  Cost             Gains            Losses             Value
                                                  ----             -----            ------             -----
SECURITIES AVAILABLE FOR SALE
     U.S. Government obligations               $   505,805                        $  (3,305)        $   502,500
     Obligations of federal agencies             1,004,428                           (2,499)          1,001,929
     Obligations of state and political
       subdivisions                             20,901,806        $ 96,109         (281,929)         20,715,986
     Corporate bonds                               509,104                           (3,055)            506,049
     Mortgage-backed securities                 19,621,915          36,486         (117,180)         19,541,221
     Equity investments                            710,224                                              710,224
                                               -----------        --------        ---------         -----------
         Total securities
           available for sale                  $43,253,282        $132,595        $(407,968)        $42,977,909
                                               ===========        ========        =========         ===========

SECURITIES HELD TO MATURITY
     Obligations of federal agencies           $ 2,773,357        $212,013                          $ 2,985,370
     Obligations of state and political
       subdivisions                                245,093                        $      (8)            245,085
                                               -----------        --------        ---------         -----------
         Total held to maturity                $ 3,018,450        $212,013        $      (8)        $ 3,230,455
                                               ===========        ========        =========         ===========

                                                                       December 31, 1997
                                               ----------------------------------------------------------------
                                                                   Gross            Gross
                                                Amortized        Unrealized       Unrealized           Fair
                                                  Cost             Gains            Losses             Value
                                                  ----             -----            ------             -----
SECURITIES AVAILABLE FOR SALE
     U.S. Government obligations               $   506,963                        $  (6,183)        $   500,780
     Obligations of federal agencies             4,241,812        $  7,286          (20,354)          4,228,744
     Obligations of state and political
       subdivisions                             11,013,697         142,579          (85,631)         11,070,645
     Corporate bonds                               501,766             675             (466)            501,975
     Mortgage-backed securities                 18,781,559          26,592         (179,042)         18,629,109
     Equity investments                            577,460                                              577,460
                                               -----------        --------        ---------         -----------
         Total securities
           available for sale                  $35,623,257        $177,132        $(291,676)        $35,508,713
                                               ===========        ========        =========         ===========

SECURITIES HELD TO MATURITY
     Obligations of federal agencies           $ 2,756,218        $218,612        $       0         $ 2,974,830
                                               ===========        ========        =========         ===========

--------------------------------------------------------------------------------

                                   (Continued)

                           COMMERCIAL BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 2 - SECURITIES (Continued)

The amortized cost and approximate fair values of debt securities available for sale and held to maturity at June 30, 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Debt securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

                                                                                 Estimated
                                                              Amortized            Fair
                                                                 Cost              Value
                                                                 ----              -----
SECURITIES AVAILABLE FOR SALE
         Due in one to five years                            $   724,689        $   732,352
         Due in five to ten years                              3,216,561          3,244,303
         Due after ten years                                  18,979,893         18,749,809
         Mortgage-backed securities                           19,621,915         19,541,221
                                                             -----------        -----------

             Total debt securities available for sale        $42,543,058        $42,267,685
                                                             ===========        ===========

SECURITIES HELD TO MATURITY
         Due in five to ten years                            $ 2,773,357        $ 2,985,370
         Due after ten years                                     245,093            245,085
                                                             -----------        -----------

             Total debt securities held to maturity          $ 3,018,450        $ 3,230,455
                                                             ===========        ===========

Sales of available-for-sale securities during the six months ended June 30, 1998 and 1997 were:

                                 1998               1997
                                 ----               ----

         Proceeds            $16,145,255        $15,357,232
         Gross gains             104,126             31,243
         Gross losses             83,224             20,163

Securities with a carrying value of approximately $14,051,000 at June 30, 1998 and $15,888,000 at December 31, 1997 were pledged to secure deposits and for other purposes.


NOTE 3 - LOANS

Loans at June 30, 1998 and December 31, 1997 were as follows:

                                       June 30, 1998     December 31, 1997
                                       -------------     -----------------

     Commercial and other loans        $ 59,318,225        $ 60,677,339
     Real estate loans                   25,945,503          25,081,877
     Consumer and credit card            28,246,410          34,149,658
     Home equity loans                    6,363,619           6,051,048
                                       ------------        ------------

         Total loans                   $119,873,757        $125,959,922
                                       ============        ============

--------------------------------------------------------------------------------

                                   (Continued)

                           COMMERCIAL BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 3 - LOANS (Continued)

The subsidiary Bank is an authorized seller/servicer for the Federal Home Loan Mortgage Corporation (FHLMC). Loans sold to FHLMC for which the Bank has retained servicing totaled $36,314,923 and $23,411,756 at June 30, 1998 and December 31, 1997. Real estate loans originated and held for sale at June 30, 1998 and December 31, 1997 totaled $3,702,842 and $5,191,000.


NOTE 4 - ALLOWANCE FOR LOAN LOSSES

A summary of activity in the allowance for loan losses for the six months ended June 30, 1998 and 1997 is as follows:

                                             1998               1997
                                             ----               ----

         Balance - January 1              $1,075,385         $1,018,608
         Loans charged off                  (326,446)          (306,768)
         Recoveries                           34,495             58,439
         Provision for loan losses           155,100            215,000
                                          ----------         ----------

         Balance - June 31                $  938,534         $  985,279
                                          ==========         ==========

Information regarding impaired loans is as follows:

                                                             June 30, 1998   December 31, 1997
                                                             -------------   -----------------
     Balance of impaired loans                                $1,329,071        $1,404,983

     Less portion for which no allowance for loan
       losses is allocated                                             0            37,006
                                                              ----------        ----------

     Portion of impaired loan balance for which an
       allowance for loan losses is allocated                 $1,329,071        $1,367,977
                                                              ==========        ==========

     Portion of allowance for loan losses allocated to
       the impaired loan balance                              $  263,507        $  307,323
                                                              ==========        ==========

Information regarding impaired loans is as follows for the period ended:

                                                        June 30, 1998    December 31, 1997
                                                        -------------    -----------------
     Average investment in impaired loans                $1,350,529           $440,744

     Interest income recognized on impaired loans                --                 --

     Interest income recognized on impaired
       loans on cash basis                                       --                 --

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

The following is a summary of commitments to extend credit at June 30, 1998 and December 31, 1997.

                                June 30,         December 31,
                                 1998                1997
                                 ----                ----

         Fixed rate           $ 1,486,854        $   411,000
         Variable rate          8,813,835         16,063,000
                              -----------        -----------

                              $10,300,689        $16,474,000
                              ===========        ===========

At June 30, 1998 and December 31, 1997, reserves of $785,000 and $718,000 were required as deposits with the Federal Reserve or as cash on hand. These reserves do not earn interest.

--------------------------------------------------------------------------------

                           COMMERCIAL BANCSHARES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------


INTRODUCTION

The purpose of this discussion is to focus on information concerning the consolidated financial condition of Commercial Bancshares, Inc. (the Corporation) at June 30, 1998, compared to December 31, 1997, and the results of operations for the three- and six-month periods ended June 30, 1998, as compared to the same period in 1997, which is not otherwise apparent from the financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes thereto included elsewhere in this Form 10-QSB. Forward-looking statements contained in this discussion involve risks and uncertainties and are subject to change based on various important factors. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements, and the purpose of this paragraph is to secure the use of the safe harbor provisions. While the Corporation believes that the assumptions underlying the forward-looking statements contained herein and in other public documents are reasonable, any of the assumptions could prove to be inaccurate, and accordingly, actual results and experience could differ materially from the anticipated results or other experiences expressed by the Corporation in its forward-looking statements.

The registrant is not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on the liquidity, capital resources or operations except as discussed herein. In addition, the Registrant is not aware of any current recommendations by regulatory authorities that would have such effect if implemented.


FINANCIAL CONDITION

Total assets decreased by $2,626,118 or 1.4% from December 31, 1997 to June 30, 1998. The primary cause was a decrease in the loan portfolio as discussed below.

Gross loans decreased $6,086,165 or 4.8% during the first six months of 1998. Decreases occurred in the installment portfolio of $5,903,248 or 17.3% during the six-months ended June 30, 1998. The decrease in the installment portfolio was due to the slowdown in funding the indirect auto loan portfolio and payoffs. The Bank has sold the majority of its fixed rate real estate loans into the secondary market while retaining servicing rights. Beginning in the third quarter, the Bank will retain these loans as held-for-sale until market conditions allow the Bank to sell the loans at a gain or December 31, 1998.

Additionally for the second half of 1998, commercial loan volume will be increased approximately $11,000,000 by offering a below prime rate of interest on new loan generation. This commercial product offering will cease on September 31, 1998. Installment loan volume will be increased in the second half of this year by the Board approved entry into two new indirect loan product lines -- horse trailers and utility cargo trailers. Using Board approved and verified underwriting guidelines the Bank will purchase indirect installment loans from a 42 state dealer network that will produce budgeted annualized volume increases of approximately $12,000,000 in the first full year of production. Also, during July 1998 the Bank purchased a $6,100,000 portfolio of horse trailer secured installment loans from Mountain Parks Financial Services, Inc. of Aurora, Colorado. This immediate increase in loan volume will positively effect the Bank's net interest margin immediately and will be further discussed in the Bank's September 30, 1998 10-QSB filing.

Total deposits decreased $252,987 or 0.2% during the first six months of 1998

The funds from the decrease in the loan portfolio were utilized to payoff debt and purchase municipal securities.

--------------------------------------------------------------------------------

                           COMMERCIAL BANCSHARES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------


RESULTS OF OPERATIONS

Net income for the six-month period ending June 30, 1998 stood at $631,701 compared to $632,321 during the same period in 1997. Second quarter income in 1998 was $281,781 as compared to $318,276 during the same three-month period in 1997. Diluted earnings per share decreased by $0.01 and $0.04 per share for the six-month and three-month periods ending June 30, 1998. Discussed below are the major factors that have influenced these operating results.

Net interest income, the primary source of earnings, is the amount by which interest and fees on loans and investments exceed the interest cost of deposits and other borrowings obtained to fund them. Net interest income is affected by the volume and composition of earning assets and interest-bearing liabilities as well as the level of noninterest-bearing demand deposits and shareholders' equity. Also impacting net interest income is the susceptibility of interest-earning assets and interest-bearing liabilities to changes in the general market level of interest rates. Management attempts to manage the repricing of assets and liabilities to achieve a stable level of net interest income and reduce the effect of significant changes in the market level of interest rates. This is accomplished through the pricing and promotion of various loan and deposit products as well as the active management of the Bank's portfolio of securities available for sale.

Interest income for the second quarter of 1998 stood at $3,307,005 as compared to $3,563,076 during the same period 1997, a decrease of $256,071. During the same time period, interest expense decreased $113,696 from $1,849,207 in 1997 to $1,735,511 in 1998. Interest income and interest expense for the six-months ended June 30, 1998 decreased $368,252, or 5.3%, and $236,465 or 6.4%
respectively over the same period in 1997. The decrease in interest income and expense is primarily the result of balances of average earning assets and interest-bearing liabilities being approximately $5,892,000 and $5,542,000 lower in 1998 compared to 1997. Management expects improvement of net interest margins during the 2nd half of 1998 due to the improvement in loan volumes previously discussed.

The provision for loan loss decreased $18,900 for the three-months ended June 30, 1998 compared to the same period in 1997 and has decreased $59,900 for the first six months of 1998 compared to the same period in 1997. This corresponds to the decrease in the loan portfolio. Management has determined that loan loss provision is adequate at June 30, 1998 through its analysis of specific problem loans, historical charge-off experience and local economic trends.


NONINTEREST INCOME

Total noninterest income for the three-months ended June 30, 1998 increased $146,824 or 66.2% compared to the same period in 1997 and increased $81,383 or 16.1% for the first six months of 1998 compared to the same period in 1997. The increase in noninterest income is related to increases of $132,179 and $160,324 in gains on loans sold for the three- and six-months ended June 30, 1998 compared to the same periods in 1997. Decreases in service fees and overdraft charges partially offset the increase in noninterest income.

--------------------------------------------------------------------------------

                           COMMERCIAL BANCSHARES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------


NONINTEREST EXPENSE

Total noninterest expense increased $33,270 or 1.2% for the first six months of 1998 compared to the same period in 1997. For the second quarter of 1998, noninterest expense increased $92,650 or 6.5% compared to the same period in 1997. The most significant increase occurred in areas of salaries and employee benefits. A decrease in data processing was offset by an increase in other operating expenses.


CAPITAL RESOURCES

Total shareholders' equity increased $241,745 or 1.5% during the first six months of 1998. Year-to-date net income of $631,701 and the exercise of stock options of $91,334 increased equity. This increase was offset by dividends declared of $387,088 and the decrease in the market value of the available-for-sale investment security portfolio resulting in a decrease to equity of $94,202. Shareholders' equity to total assets was 8.9% at June 30, 1998 compared to 8.7% at December 31, 1997.

Banking regulations have established minimum capital requirements for banks including risk-based capital ratios and leverage ratios. Risk-based capital regulations require all banks to have a minimum total risk-based capital ratio of 8% with half of the capital composed of core capital. Minimum leverage-ratio requirements range from 3% to 5% of total assets. Core capital, or Tier 1 capital, includes common equity minus intangible assets. Supplementary capital, or Tier 2 capital, includes core capital and such items as the allowance for loans losses, subject to certain limitations. Qualified Tier 2 capital can equal up to 100% of an institution's Tier 1 capital with certain limitations in meeting the total risk-based capital requirements. At June 30, 1998, the Bank's leverage ratio was 8.9% and the risk-based capital ratio was more than 14.1%, both of which exceeded the minimum regulatory requirements.


LIQUIDITY

Liquidity management for the Bank centers on the assurance that funds are available to meet the loan and deposit needs of its customers and the Bank's other financial commitments.

Cash and cash equivalents at June 30, 1998 and December 31, 1997 stood at $6,133,681 and $7,111,986. Refer to the Statement of Cash Flows contained within this report.

A standard measure of liquidity is the relationship of loans to deposits and borrowed funds. Lower ratios indicate greater liquidity. At June 30, 1998 and December 31, 1997, the ratio of loans to deposits and borrowed funds was 73.9% and 76.4%, considered an acceptable level of liquidity by management.

GENERAL

As with all financial institutions, the Corporation's operations depend almost entirely on computer systems. The Corporation is addressing the potential problems associated with the possibility that the computers that control or operate the Corporation's operating systems, facilities and infrastructure may not be programmed to read four-digit date codes and, upon arrival of the year 2000, may recognize the two-digit "00" as the year 1900, causing systems to fail to function or to generate erroneous data. The Corporation is working with the companies that supply or service its computer-operated or -dependent systems to identify and remedy any year 2000 related problems. As of the date of this Form 10-QSB, the Corporation has not identified any specific expenses that are reasonably likely to be incurred in connection with this issue and does not expect to incur significant expense to implement corrective measures. No assurance can be given, however, that significant expense will not be incurred in future periods. The Corporation has established a dedicated Year 2000 project team responsible for resolving this complex issue so that our customers will not be adversely affected.

During the second quarter, the bank significantly bolstered its management team. In April, Ron Wilson was hired as Senior Vice President and is in charge of the Bank's overall loan department and retail activity. Alicia Wagenblast joined the Bank in May as Vice President and Chief Financial Officer. Susan Brown was hired in July as Vice President and is responsible for Retail Branch Administration and establishing a total sales and service culture for the Bank. Mr. Wilson and Ms. Brown were previously with Bank One Corporation and each bring over 15 years of banking experience to the Bank's team. Ms. Wagenblast is a Certified Public Accountant and previously worked for the bank in auditing and operations. These additions to management are intended to produce a stronger sales culture which will produce loan and deposit volume increases during the second half of 1998 and well beyond.

--------------------------------------------------------------------------------

                           COMMERCIAL BANCSHARES, INC.
                                   FORM 10-QSB
                           Quarter ended June 30, 1998
                           PART II - OTHER INFORMATION

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

Item 4 -       Submission of Matters to a Vote of Security Holders:

               On April 8, 1998, the Annual Meeting of the Shareholders of the Corporation was held. The following item was submitted to a vote of security holders and approved by the votes set forth below:

               Election of Edwin G. Emerson, Deborah J. Grafmiller, Michael A. Mastro and Douglas C. Smith to the Board of Directors of the Corporation for terms expiring in 2002. Each of the nominees received at least 695,991 votes, or 97.1% of the shares represented at the Meeting.

Item 5 -       Other Information:
               Pursuant to Rule 14a-4 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), notice of any shareholder proposals which are not sought to be included in the Company's proxy statement, but which are intended to be presented at the Company's 1999 Annual Meeting of Shareholders (non-Rule 14a-8 proposals), must be submitted in writing to Raymond E. Graves, President at the Company's principal business offices located at 118 S. Sandusky Avenue, Upper Sandusky, Ohio 43351, by no later than January 15, 1999. Failure to file a timely notice may permit the Company's use of its discretionary proxy voting authority with regard to the proposal.

Item 6 -       Exhibits and Reports on Form 8-K:
               (a) Exhibit 11, Statement re: computation of per share earnings. (Reference is hereby made to the Notes to Consolidated Statements on page 8, hereof.)

               (b)    Exhibit 27, Financial Data Schedule.

               (c) Form 8-K was filed on April 16, 1998 disclosing the results of the one matter voted upon at the Annual Meeting of the Shareholders held on April 8, 1998.

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


                                     COMMERCIAL BANCSHARES, INC.
                                     ------------------------------------------
                                     (Registrant)

Date:                                /s/ Raymond E. Graves
      ------------------------       ------------------------------------------
                                     (Signature)
                                     Raymond E. Graves
                                     President and Chief Executive Officer

Date:                                /s/ Alicia A. Wagenblast
      ------------------------       ------------------------------------------
                                     (Signature)
                                     Alicia A. Wagenblast
                                     Vice President and Chief Financial Officer

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