Form 10QSB
period 1998-09-30
COMMERCIAL BANCSHARES INC \OH\
filed 1998-11-16
CIK 1009976

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         For the quarterly period ended:
                               SEPTEMBER 30, 1998


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

Common stock, no par value                 Outstanding at September 30, 1998:
                                           1,048,431 common shares

Transitional Small Business Disclosure Format:

                                 [ ] Yes    [X] No

                           COMMERCIAL BANCSHARES, INC.
                                   FORM 10-QSB
                         QUARTER ENDED September30, 1998

--------------------------------------------------------------------------------


                         Part I - Financial Information


Interim financial information required by Regulation 228.310-3(b) of Regulation S-B is included in this Form 10-QSB as referenced below:


ITEM 1 - FINANCIAL STATEMENTS (Unaudited)                                  Page
                                                                           ----
Consolidated Balance Sheets ..............................................    3

Consolidated Statements of Income ........................................    4

Condensed Consolidated Statements of Changes in
     Shareholders' Equity ................................................    5

Condensed Consolidated Statements of Cash Flows ..........................    6

Notes to Consolidated Financial Statements ...............................    7


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS ............................   13



                           Part II - Other Information

Other Information ........................................................   17

Signatures ...............................................................   18

                                COMMERCIAL BANCSHARES, INC.
                                CONSOLIDATED BALANCE SHEETS

-------------------------------------------------------------------------------------------
                                                             September 30,     December 31,
                                                                 1998              1997
                                                                 ----              ----
ASSETS
Cash and cash equivalents                                    $  4,642,256      $  7,111,986
Securities available for sale, at fair value                   44,876,169        35,508,713
Securities held to maturity (Estimated fair values              1,999,799
  of $3,230,455 in 1998 and $2,974,830 in 1997)                                   2,756,218
Total loans                                                   141,476,395       125,959,922
Allowance for loan losses                                      (1,032,758)       (1,075,385)
                                                             ------------      ------------
     Net loans                                                140,443,697       124,884,537
Premises and equipment, net                                     3,599,951         3,655,643
Other real estate                                               1,021,500         1,065,000
Accrued interest receivable and other assets                    2,741,832         6,384,670
                                                             ------------      ------------

         Total assets                                        $199,325,144      $181,366,767
                                                             ============      ============

LIABILITIES
Deposits
     Noninterest-bearing deposits                            $ 14,777,724      $ 14,624,943
     Interest-bearing deposits                                154,051,964       147,176,219
                                                             ------------      ------------
         Total deposits                                       168,829,688       161,801,162
Borrowed funds                                                 12,650,000         3,030,000
Accrued interest payable and other liabilities                    663,652           847,262
                                                             ------------      ------------
         Total liabilities                                    182,143,340       165,678,424
                                                             ------------      ------------

SHAREHOLDERS' EQUITY
Common stock (no par value; 4,000,000 shares authorized;
  1,048,431 and 1,041,456 shares issued in 1998 and 1997        7,950,339         7,815,513
Additional paid-in capital
Retained earnings                                               8,720,962         8,099,040
Unrealized gain on securities available for sale                  510,503          (226,210)
                                                             ------------      ------------
         Total shareholders' equity                            17,181,804        15,688,343
                                                             ------------      ------------

         Total liabilities and shareholders' equity          $199,325,144      $181,366,767
                                                             ============      ============

-------------------------------------------------------------------------------------------

               See notes to the consolidated financial statements.

                                    COMMERCIAL BANCSHARES, INC.
                                 CONSOLIDATED STATEMENTS OF INCOME

--------------------------------------------------------------------------------------------------
                                            Three Months Ended               Nine Months Ended
                                               September 30,                   September 30,
                                               -------------                   -------------
                                            1998           1997            1998            1997
                                            ----           ----            ----            ----
INTEREST INCOME
     Interest and fees on loans          $3,048,396     $2,866,503     $ 8,514,378     $ 8,321,509
     Interest on securities
         Taxable                            351,133        542,072         996,952       1,642,695
         Nontaxable                         263,695        174,230         687,279         596,706
     Other interest income                    5,985         10,380          92,355          22,282
                                         ----------     ----------     -----------     -----------
              Total interest income       3,669,209      3,593,185      10,290,964      10,583,192

INTEREST EXPENSE
     Interest on deposits                 1,782,070      1,798,346       5,212,917       5,417,638
     Other interest expense                  82,407         29,789          91,768          87,170
                                         ----------     ----------     -----------     -----------
              Total interest expense      1,864,477      1,828,135       5,304,685       5,504,808
                                         ----------     ----------     -----------     -----------

NET INTEREST INCOME                       1,804,732      1,765,050       4,986,279       5,078,384

Provision for loan losses                   172,912        299,000         328,012         514,000
                                         ----------     ----------     -----------     -----------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                         1,631,820      1,466,050       4,658,267       4,564,384
                                         ----------     ----------     -----------     -----------

OTHER INCOME
     Service charges on deposit
       accounts                             200,435        179,327         514,923         511,743
     Security gains/
       (losses), net                         63,718         64,673          84,620          75,753
     Loan sale gains, net                    93,574         68,591         253,898         121,984
     Other income                            62,031         54,081         154,629         164,121
                                         ----------     ----------     -----------     -----------
              Total other income            419,758        366,672       1,008,070         873,601

OTHER EXPENSE
     Salaries and employee benefits         718,902        620,363       2,106,035       1,950,514
     Occupancy, furniture and
       equipment                            152,930        148,951         447,690         458,680
     State taxes                             74,041         68,937         215,294         209,476
     Data processing                        139,598        149,627         414,831         453,164
     FDIC deposit insurance expense           7,859          8,631          21,410          20,153
     Professional fees                       50,690         19,470         111,172          55,873
     Other expense                          449,559        326,036       1,122,435       1,006,173
                                         ----------     ----------     -----------     -----------
              Total other expense         1,593,579      1,342,015       4,438,867       4,154,033

Income before federal income taxes          457,999        490,707       1,227,370       1,283,952

Income tax expense                           81,230        112,100         219,000         273,024

NET INCOME                               $  376,769     $  378,607     $ 1,008,470     $ 1,010,928
                                         ==========     ==========     ===========     ===========

Basic earnings per common share          $      .36     $      .36     $       .97     $       .97
                                         ==========     ==========     ===========     ===========
Diluted earnings per common share        $      .36     $      .36     $       .96     $       .96
                                         ==========     ==========     ===========     ===========

--------------------------------------------------------------------------------------------------

               See notes to the consolidated financial statements.

                              COMMERCIAL BANCSHARES, INC.
                    CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

---------------------------------------------------------------------------------------
                                                                Nine Months Ended
                                                                   September 30,
                                                                   -------------
                                                               1998            1997
                                                               ----            ----
Net income                                                  $1,008,470     $ 1,010,927

Other comprehensive income, net of tax;
Unrealized (loss) gain on securities available for sale        510,503        (382,797)
                                                            ----------     -----------

Comprehensive income                                        $1,518,973     $   628,130
                                                            ==========     ===========

                       CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                                 IN SHAREHOLDERS' EQUITY

-----------------------------------------------------------------------------------------
                                                                  Nine Months Ended
                                                                    September 30,
                                                                    -------------
                                                                1998             1997
                                                                ----             ----
Balance at beginning of period                              $15,688,343      $14,313,245


Net income                                                    1,008,470        1,010,927

Cash dividends declared                                        (387,087)        (364,510)

Stock options exercised                                         134,826

Change in unrealized loss on
  securities available for sale                                 736,713           27,538
                                                            -----------      -----------

Balance at end of period                                    $17,181,804      $14,987,200
                                                            ===========      ===========

-----------------------------------------------------------------------------------------

               See notes to the consolidated financial statements.

                             COMMERCIAL BANCSHARES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------------
                                                             Six Months Ended
                                                               September 30,
                                                               -------------
                                                          1998              1997
                                                          ----              ----
NET CASH PROVIDED BY OPERATING ACTIVITIES            $    890,497      $  1,921,491

INVESTING ACTIVITIES
     Securities available for sale
         Purchases                                    (38,795,862)      (23,739,105)
         Maturities and repayments                      4,997,681         4,159,046
         Sales                                         25,289,615        27,115,850
     Securities held to maturity
         Purchases                                       (245,078)
         Sales                                            916,484
     Net change in loans                              (11,729,160)      (10,199,773)
     Bank premises and equipment expenditures            (190,173)          (70,524)
     Proceeds from sale of other real estate         ------------      ------------
           Net cash used by investing activities      (19,756,493)       (2,734,506)
                                                     ------------      ------------

FINANCING ACTIVITIES
     Net change in deposits                             7,028,526          (487,354)
     Net change in other borrowings                     9,620,000         1,084,993
     Dividends paid                                      (387,087)         (364,510)
     Cash paid in lieu of fractional shares               134,826
                                                     ------------      ------------
           Net cash from financing activities          16,396,266           233,129
                                                     ------------      ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                 2,469,730          (579,886)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        7,111,986         6,299,450
                                                     ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $  4,642,256      $  5,719,564
                                                     ============      ============


SUPPLEMENTAL DISCLOSURES
     Cash paid during the period for
         Interest                                    $  6,182,284      $  5,387,291
         Income taxes                                     400,000           180,000

-------------------------------------------------------------------------------------

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

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Corporation at September 30, 1998, and its results of operations and its cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances. The Annual Report for the Corporation for the year ended December 31, 1997, contains consolidated financial statements and related notes, which should be read in conjunction with the accompanying consolidated financial statements.

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

Earnings per Share: Basic and diluted earnings per share are computed under a new accounting standard effective in the quarter ended December 31, 1997. All prior amounts have been restated to be comparable. Basic earnings per share is based on net income divided by 1,044,918 and 1,041,456 weighted average shares outstanding during the nine months ended September 30, 1998 and 1997 and 1,047,110 and 1,041,456 weighted average shares outstanding during the quarter ended September 30, 1998 and 1997. Diluted earnings per share reflect the effect of additional common shares issuable under stock options using the treasury stock method. The weighted average number of shares used for determining diluted earnings per share were 1,052,897 and 1,042,558 for the nine months ended September 30, 1998 and 1997 and 1,056,117 and 1,041,456 for the quarter ended September 30, 1998 and 1997.

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

--------------------------------------------------------------------------------

                                   (Continued)

                           COMMERCIAL BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 2 - SECURITIES

Securities as of September 30, 1998 and December 31, 1997 are as follows:

                                                                September 30, 1998
                                            ---------------------------------------------------------
                                                              Gross          Gross
                                             Amortized      Unrealized     Unrealized         Fair
                                               Cost           Gains          Losses           Value
                                               ----           -----          ------           -----
SECURITIES AVAILABLE FOR SALE
     Obligations of federal agencies        $ 5,490,866     $  167,393     $  (1,138)     $ 5,657,121
     Obligations of state and political
       subdivisions                          21,751,255     $  807,841                     22,559,096
     Corporate bonds                          1,991,777         48,367        (8,344)       2,031,800
     Mortgage-backed securities              16,074,099         10,340      (175,083)      15,909,356
     Equity investments                         718,595                                       718,595
                                            -----------     ----------     ---------      -----------
         Total securities
           available for sale               $46,026,592     $1,033,941     $(184,565)     $46,875,968
                                            ===========     ==========     =========      ===========

                                                                 December 31, 1997
                                            ---------------------------------------------------------
                                                              Gross          Gross
                                             Amortized      Unrealized     Unrealized         Fair
                                               Cost           Gains          Losses           Value
                                               ----           -----          ------           -----
SECURITIES AVAILABLE FOR SALE
     U.S. Government obligations            $   506,963                    $  (6,183)     $   500,780
     Obligations of federal agencies          4,241,812     $     7,286      (20,354)       4,228,744
     Obligations of state and political
       subdivisions                          11,013,697         142,579      (85,631)      11,070,645
     Corporate bonds                            501,766             675         (466)         501,975
     Mortgage-backed securities              18,781,559          26,592     (179,042)      18,629,109
     Equity investments                         577,460                                       577,460
                                            -----------     -----------    ---------      -----------
         Total securities
           available for sale               $35,623,257     $   177,132    $(291,676)     $35,508,713
                                            ===========     ===========    =========      ===========

SECURITIES HELD TO MATURITY
     Obligations of federal agencies        $ 2,756,218     $   218,612    $       0      $ 2,974,830
                                            ===========     ===========    =========      ===========

--------------------------------------------------------------------------------

                                   (Continued)

                           COMMERCIAL BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 2 - SECURITIES (Continued)

The amortized cost and approximate fair values of debt securities available for sale and held to maturity at September 30, 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Debt securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

                                                                           Estimated
                                                           Amortized          Fair
                                                              Cost            Value
                                                              ----            -----
SECURITIES AVAILABLE FOR SALE
         Due in one to five years                         $ 2,005,981     $ 2,144,418
         Due in five to ten years                           6,369,867       6,468,796
         Due after ten years                               20,858,050      21,634,803
         Mortgage-backed securities                        16,074,099      15,909,356
                                                          -----------     -----------

             Total debt securities available for sale     $45,307,997     $46,157,373
                                                          ===========     ===========


Sales of available-for-sale securities during the nine months ended September 30, 1998 and 1997 were:

                              1998            1997
                              ----            ----
         Proceeds         $25,289,615     $27,115,850
         Gross gains          150,251         115,815
         Gross losses          65,631          40,062

Securities with a carrying value of approximately $ 13,629,853 at September 30, 1998 and $15,888,000 at December 31, 1997 were pledged to secure deposits and for other purposes.


NOTE 3 - LOANS

Loans at September 30, 1998 and December 31, 1997 were as follows:

                                 September 30, 1998    December 31, 1997
                                 ------------------    -----------------
     Commercial and other loans     $ 68,248,871         $ 60,677,339
     Real estate loans                31,639,888           25,081,877
     Consumer and credit card         34,655,544           34,149,658
     Home equity loans                 6,867,766            6,051,048
                                    ------------         ------------

         Total loans                $141,412,069         $125,959,922
                                    ============         ============

--------------------------------------------------------------------------------

                                   (Continued)

                           COMMERCIAL BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 3 - LOANS (Continued)

The subsidiary Bank is an authorized seller/servicer for the Federal Home Loan Mortgage Corporation (FHLMC). Loans sold to FHLMC for which the Bank has retained servicing totaled $36,201,791 and $23,411,756 at September 30, 1998 and December 31, 1997. Real estate loans originated and held for sale at September 30, 1998 and December 31, 1997 totaled $9,340,720 and $5,191,000.


NOTE 4 - ALLOWANCE FOR LOAN LOSSES

A summary of activity in the allowance for loan losses for the nine months ended September 30, 1998 and 1997 is as follows:

                                          1998            1997
                                          ----            ----
         Balance - January 1           $1,075,385      $1,018,608
         Loans charged off               (414,704)       (391,809)
         Recoveries                        52,165          76,702
         Provision for loan losses        319,912         514,000
                                       ----------      ----------

         Balance - September 30        $1,032,758      $1,217,501
                                       ==========      ==========

Information regarding impaired loans is as follows:

                                                       September 30, 1998   December 31, 1997
                                                       ------------------   -----------------
     Balance of impaired loans                             $1,068,036          $1,404,983

     Less portion for which no allowance for loan
       losses is allocated                                          0              37,006
                                                           ----------          ----------

     Portion of impaired loan balance for which an
       allowance for loan losses is allocated              $1,068,036          $1,367,977
                                                           ==========          ==========

     Portion of allowance for loan losses allocated to
       the impaired loan balance                           $  213,607          $  307,323
                                                           ==========          ==========

Information regarding impaired loans is as follows for the period ended:

                                                  September 30, 1998  December 31, 1997
                                                  ------------------  -----------------
     Average investment in impaired loans             $1,279,906          $440,744

     Interest income recognized on impaired loans             --                --

     Interest income recognized on impaired
       loans on cash basis                                    --                --

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

The following is a summary of commitments to extend credit at September 30, 1998 and December 31, 1997.

                          September 30,    December 31,
                              1998             1997
                              ----             ----
         Fixed rate        $ 2,156,308     $   411,000
         Variable rate      11,341,500      16,063,000
                           -----------     -----------

                           $13,497,808     $16,474,000
                           ===========     ===========

At September 30, 1998 and December 31, 1997, reserves of $841,000 and $718,000 were required as deposits with the Federal Reserve or as cash on hand. These reserves do not earn interest.

--------------------------------------------------------------------------------

                                   (Continued)

                           COMMERCIAL BANCSHARES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------


INTRODUCTION

The purpose of this discussion is to focus on information concerning the consolidated financial condition of Commercial Bancshares, Inc. (the Corporation) at September 30, 1998, compared to December 31, 1997, and the results of operations for the three- and nine-month periods ended September 30, 1998, as compared to the same period in 1997, which is not otherwise apparent from the financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes thereto included elsewhere in this Form 10-QSB. Forward-looking statements contained in this discussion involve risks and uncertainties and are subject to change based on various important factors. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements, and the purpose of this paragraph is to secure the use of the safe harbor provisions. While the Corporation believes that the assumptions underlying the forward-looking statements contained herein and in other public documents are reasonable, any of the assumtions could prove to be inaccurate, and accordingly, actual results and experience could differ materially from the anticipated results or other experiences expressed by the Corporation in its forward-looking statements

The registrant is not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on the liquidity, capital resources or operations except as discussed herein. In addition, the Registrant is not aware of any current recommendations by regulatory authorities that would have such effect if implemented.


FINANCIAL CONDITION

Total assets increased by $17,958,377 or 9.9% from December 31, 1997 to September 30, 1998. The primary cause was an increase in the loan portfolio as discussed below.

Gross loans increased $15,559,100 or 12.5% during the first nine months of 1998. Increases occurred in the installment portfolio of $1,322,604 or 3.3% during the nine-months ended September 30, 1998. The increase in the installment portfolio was due to the purchase of the horse trailer portfolio as discussed below. Real estate loans have increased by $6,558,000 or 25% for the nine months ended September 30,1998. The Bank will retain these loans as held-for-sale until market conditions allow the Bank to sell the loans at a gain on or before December 31, 1998. The Bank has sold the majority of its fixed rate real estate loans into the secondary market while retaining servicing rights.

Additionally, for the three quarters ended September 30, of 1998, commercial loan volume has increased by $7,571,532 or 12.5% by offering a below prime rate of interest on new loan generation. This commercial product offering that ceased on September 30, 1998. Installment loan volume will continue to increase in the second half of this year by the Board approved entry into two new indirect loan product lines - horse trailers and utility cargo trailers. Using Board approved and verified underwriting guidelines the Bank will purchase indirect installment loans from a 42 state dealer network that will produce budgeted annualized volume increases of approximately $12,000,000 in the first full year of production. Also, during July 1998 the Bank purchased a $6,100,000 portfolio of horse trailer secured installment loans from Mountain Parks Financial Services, Inc. of Aurora, Colorado. Total deposits increased $7,028,526 or

--------------------------------------------------------------------------------

                           COMMERCIAL BANCSHARES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------


4.3% during the first nine months of 1998. The Federal Home Loan Bank has also been utilized to fund the ever increasing loan demand. At 9/30/98 advances totaled $12,650,000.


RESULTS OF OPERATIONS

Net income for the nine-month period ending September 30, 1998 stood at $1,008,470 compared to $1,010,928 during the same period in 1997. Third quarter income in 1998 was $376,679 as compared to $378,607 during the same three-month period in 1997. Diluted earnings per share decreased by $.01 per share for the nine-month and three-month periods ending September 30, 1998. Discussed below are the major factors that have influenced these operating results.

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

Interest income for the third quarter of 1998 stood at $3,669,209 as compared to $3,593,185 during the same period 1997, an increase of $76,024. During the same time period, interest expense increased $36,342 from $1,828,135 in 1997 to $1,864,477 in 1998. Interest income and interest expense for the nine-months ended September 30, 1998 decreased $292,228, or 2.8%, and $200,123 or 3.6%, respectively, over the same period in 1997. The increase in interest income is a direct result of the increased loan balances as previously discussed. Interest expense increased accordingly as the funding needs of the corporation continue to grow. Management expects improvement of net interest margins during the fourth quarter of 1998 due to the improvement in loan volumes previously discussed.

The provision for loan loss decreased $126,088 for the three-months ended September 30, 1998 compared to the same period in 1997 and has decreased $185,988 for the first nine months of 1998 compared to the same period in 1997. Management has determined that loan loss provision is adequate at September 30, 1998, however, efforts will be made in the fourth quarter to bolster the provision due to the increasing loan portfolio.


NONINTEREST INCOME

Total noninterest income for the three-months ended September 30, 1998 increased $53,085 or 14.5% compared to the same period in 1997 and increased $134,469 or 15.4% for the first nine months of 1998 compared to the same period in 1997. The increase in noninterest income is related to increases of $24,983 and $131,914 in gains on loans sold for the three- and nine-months ended September 30, 1998 compared to the same periods in 1997.

--------------------------------------------------------------------------------

                           COMMERCIAL BANCSHARES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------


NONINTEREST EXPENSE

Total noninterest expense increased $283,834 or 6.9% for the first nine months of 1998 compared to the same period in 1997. For the third quarter of 1998, noninterest expense increased $251,564 or 18.8% compared to the same period in 1997. A major portion of the third quarter increase is due to Management's decision to write down its OREO property. As of this writing a buyer for this property has been obtained and this transaction should finalize in early 1999. The agreed upon price for the sale of this property is less that the current value stated on the books and further write downs will occur through the end of the year to reach the agreed upon sale price. Further write downs will be approximately $200,000 over the remainder of the year.

Management and the Board of Directors have committed approximately $500,000 to upgrade the Corporation's computers and network. This is in conjunction with the Corporation's conversion of its data processor to Jack Henry & Associates, which will occur December 18, 1998. This conversion will be discussed further below.


CAPITAL RESOURCES

Total shareholders' equity increased $1,493,462 or 9.5 % during the first nine months of 1998. Year-to-date net income of $1,008,470 and the exercise of stock options of $134,826 increased equity. This increase was offset by dividends declared of $575,805. Shareholders' equity to total assets was 8.6% at September 30, 1998 compared to 8.7% at December 31, 1997.

Banking regulations have established minimum capital requirements for banks including risk-based capital ratios and leverage ratios. Risk-based capital regulations require all banks to have a minimum total risk-based capital ratio of 8% with half of the capital composed of core capital. Minimum leverage-ratio requirements range from 3% to 5% of total assets. Core capital, or Tier 1 capital, includes common equity minus intangible assets. Supplementary capital, or Tier 2 capital, includes core capital and such items as the allowance for loan losses, subject to certain limitations. Qualified Tier 2 capital can equal up to 100% of an institution's Tier 1 capital with certain limitations in meeting the total risk-based capital requirements. At September 30, 1998, the Bank's leverage ratio was 8.6% and the risk-based capital ratio was more than 14%, both of which exceeded the minimum regulatory requirements.


LIQUIDITY

Liquidity management for the Bank centers on the assurance that funds are available to meet the loan and deposit needs of its customers and the Bank's other financial commitments.

Cash and cash equivalents at September 30, 1998 and December 31, 1997 stood at $4,642,256 and $7,111,986. Refer to the Statement of Cash Flows contained within this report.

--------------------------------------------------------------------------------

                           COMMERCIAL BANCSHARES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------


A standard measure of liquidity is the relationship of loans to deposits and borrowed funds. Lower ratios indicate greater liquidity. At September 30, 1998 and December 31, 1997, the ratio of loans to deposits and borrowed funds was 77.4% and 76.4%, considered an acceptable level of liquidity by management.


GENERAL

As with all financial institutions, the Corporation's operations depend almost entirely on computer systems. The Corporation is addressing the potential problems associated with the possibility that the computers that control or operate the Corporation's operating systems, facilities and infrastructure may not be programmed to read four-digit date codes and, upon arrival of the year 2000, may recognize the two-digit "00" as the year 1900, causing systems to fail to function or to generate erroneous data. The Corporation has made the decision to convert is core data processing system to Jack Henry & Associates as well as update its computerization, by both purchasing all new, Y2K compliant equipment, and updating the network of said computers. The costs associated with this upgrade will be in the area of approximately $500,000. Jack Henry & Associates has formed an alliance with the Corporation's data processor, SCC Resources, Inc. which has resulted in this conversion which will be complete by December 18, 1998. By making these moves, the Corporation may confidently announce that its core data processing system and related computerization is Year 2000 compliant by 1/1/99, one year ahead of schedule The Corporation has established a dedicated Year 2000 project team responsible for resolving this complex issue so that our customers will not be adversely affected. Any and all other areas not specifically related to the core data processing will be monitored by this team although no other significant expenses outside the upgrade of the core processing system is anticipated.

--------------------------------------------------------------------------------

                           COMMERCIAL BANCSHARES, INC.
                                   FORM 10-QSB
                        Quarter ended September 30, 1998
                           PART II - OTHER INFORMATION

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

Item 4 -       Submission of Matters to a Vote of Security Holders:
               There are no matters required to be reported under this item

Item 5 -       Other Information:
               There are no matters required to be reported under this item

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


                                      COMMERCIAL BANCSHARES, INC.
                                      ------------------------------------------
                                      (Registrant)

Date: November 16, 1998               /s/ Raymond E. Graves
     ---------------------            ------------------------------------------
                                      (Signature)
                                      Raymond E. Graves
                                      President and Chief Executive Officer


Date: November 16, 1998               /s/ Alicia A. Wagenblast
     ---------------------            ------------------------------------------
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