Form 10KSB40
period 1998-12-31
COMMERCIAL BANCSHARES INC \OH\
filed 1999-03-26
CIK 1009976

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

  (Mark one)

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

   [X]   For the fiscal year ended December 31, 1998

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
         For the transition period from ...............  to...................

         Commission File No. 0-27894

                           COMMERCIAL BANCSHARES, INC.
                 (Name of small business issuer in its charter)

OHIO                                     ............34-1787239................
                                         --------------------------------------
(State or other jurisdiction of          (I.R.S.  Employer  Identification No.)
incorporation or organization)

118 S. SANDUSKY STREET
Upper Sandusky, Ohio                        43351
(Address of principal executive offices)    (Zip code)

(419) 294-5781
(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

       Title of each class            Name of each exchange on which registered
               None

Securities registered under Section 12(g) of the Exchange Act:

COMMON SHARES, NO PAR VALUE
    (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

Issuer's revenues for the year ended December 31, 1998 were:   $16,047,622.

At March 9, 1999, there were issued and outstanding 1,049,999 of the Issuer's Common Shares.

The aggregate market value of the Issuer's voting stock held by nonaffiliates of the Issuer as of March 9, 1999 was $29,132,940.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Issuer's Definitive Proxy Statement for the 1999 Annual Meeting of Shareholders to be held April 14, 1999 are incorporated by reference into Part III.

Transitional Small Business Disclosure Form (check one):
Yes  [ ]     No.  [X]

                                      INDEX

                                   FORM 10-KSB

                                                                                                            PAGE(S)
                                                                                                            --------
PART I

      ITEM 1.     Description of Business                                                                       3-9

      ITEM 2.     Description of Property                                                                         9

      ITEM 3.     Legal Proceedings                                                                              10

      ITEM 4.     Submission of Matters to a Vote of Security Holders                                            10


PART II

      ITEM 5.     Market for Common Equity and Related Shareholder Matters                                       10

      ITEM 6.     Management's Discussion and Analysis of Financial Condition
                  and Results of Operation                                                                       10

      ITEM 7.     Financial Statements                                                                           10

      ITEM 8.     Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                                                            11


PART III

      ITEM 9.     Directors, Executive Officers, Promoters and Control Persons -
                  Compliance with Section 16(a) of the Exchange Act                                              11

      ITEM 10.    Executive Compensation                                                                         11

      ITEM 11.    Security Ownership of Certain Beneficial Owners and Management                                 11

      ITEM 12.    Certain Relationships and Related Transactions                                                 11

      ITEM 13.    Exhibits and Reports on Form 8-K                                                               12


SIGNATURES                                                                                                       13

EXHIBITS                                                                                                      14-18

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

BUSINESS
--------

In February 1995, Commercial Bancshares, Inc. (the "Corporation") received approval from the Board of Governors of the Federal Reserve System to become a bank holding corporation by acquiring all the voting shares of common stock of The Commercial Savings Bank (the "Bank"). The principal business of the Corporation presently is to operate the Bank, which is a wholly-owned subsidiary, and its principal asset. The Corporation and the main office of the Bank are located at 118 South Sandusky Avenue, Upper Sandusky, Ohio 43351. The Corporation's telephone number is (419) 294-5781. In May 1997, the Board of Directors approved the establishment of the Corporation's second wholly-owned subsidiary, a consumer finance company, and thereby chartered a new Ohio corporation by the name of Advantage Finance, Inc. (the "Finance Company"). On December 24, 1997, approval was granted by the Ohio Division of Financial Institutions for Advantage Finance, Inc. to do business. On April 13, 1998, the Finance Company opened for business at 117 North Greenwood, Suite 7, Marion, Ohio providing finance company services to customers in the Marion area.

Although wholly owned by the Corporation, the Bank functions as an independent community bank. The Bank was organized on April 20, 1920 as a state-chartered Bank and incorporated as "The Lewis Bank & Trust Corporation" under the laws and statutes of the State of Ohio. An amendment to the articles of incorporation on February 8, 1929 changed the name of the Bank to The Commercial Savings Bank. The Bank provides customary retail and commercial banking services to its customers, including acceptance of deposits for demand, savings and time accounts and servicing of such accounts; commercial, consumer and real estate lending, including installment loans; Individual Retirement Accounts (IRA's); safe deposit facilities and night depository facilities. The Bank is a nonmember of the Federal Reserve System, is insured by the Federal Deposit Insurance Corporation and is regulated by the Ohio Division of Financial Institutions.

The Bank grants residential, installment and commercial loans to customers located primarily in Wyandot, Marion and Hancock counties and the surrounding area. Commercial loans are primarily variable rate and include operating lines of credit and term loans made to small businesses primarily based on the ability to repay the loan from the cash flow of the business. Such loans are typically secured by business assets, such as equipment and inventory, and occasionally by the business owner's personal residence. When the borrower is not an individual, the Bank generally obtains personal guarantees of the business owner. Commercial real estate loans are primarily secured by borrower-occupied business real estate, and are dependent on the ability of the related business to generate adequate cash flow to service the debt. Such loans primarily carry adjustable interest rates. Residential real estate loans are made with primarily fixed rates and are secured by the borrower's residence. Such loans are made based on the borrower's ability to make repayment from employment and other income. The Bank generally makes these loans in amounts of 95% or less of the value of collateral. An appraisal is obtained from a qualified real estate appraiser for substantially all loans secured by real estate. Construction loans are secured by residential and business real estate that primarily will be borrower-occupied upon completion. The Bank usually makes the permanent loan at the end of the construction phase. Installment loans to individuals include loans secured by automobiles and other consumer assets, including second mortgages on personal residences. Loans secured by automobiles are generated both by direct application from the customer and from the Bank's purchase of indirect retail installment contracts from the dealers. Credit card and overdraft protection loans are unsecured personal lines of credit to individuals. The Finance Company specializes in direct and indirect lending for consumer goods, 90-day and six-month same-as-cash loans, second mortgage and home equity loans, and installment loans.

Both the Bank and the Finance Company compete for business in the tri-county market of Wyandot, Hancock and Marion Counties, Ohio. The Company's competitors for business come from two primary sources: large regional firms such as BankOne, National City BancCorp, Fifth Third BancCorp, Associates Finance, Beneficial Finance and Sky Financial; and independent community banks and thrifts such as First Citizen's National Bank, Fahey Bank and Industrial Savings & Loan. The Bank finds that it competes favorably with the large regional banks by its ability to maintain decision-making officers within branch locations rather than centralizing decision-making in a corporate headquarters. Competition with the independent community banks is enhanced by creating product niches so as not to resort solely to pricing as a means to attract business. Examples of the Bank's product niches include horse and cargo trailer financing, small-business lending and low-fee demand deposit accounts. The Finance Company has found a niche in indirect financing of retail consumer goods from regional retailers such as Quality Farm and Fleet and Simplicity Tractors.

The Corporation is not aware of any exposure to material costs associated with environmental hazardous waste cleanup. Bank loan procedures require EPA studies be obtained by Bank management before approving any commercial real estate loan with such potential risk.

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

REGULATION OF THE BANK: The Bank is chartered in the State of Ohio and regulated by the Ohio Division of Financial Institutions. Further, the Bank's deposits are insured, within established limits, by the Federal Deposit Insurance Corporation. These regulatory agencies have the authority to examine the books and records of the Bank, and the Bank is subject to their rules and regulations.

REGULATION OF THE FINANCE COMPANY: The Finance Company is chartered in the State of Ohio and regulated by the Ohio Division of Financial Institutions and the Federal Reserve Board. These regulatory agencies have the authority to examine the books and records of the Finance Company and the Finance Company is subject to their rules and regulations.




EMPLOYEES
---------

Currently, the Bank has 88 full-time employees and 14 part-time employees and Advantage Finance, Inc. has two full-time employees and no part-time employees. The Corporation does not have any full- or part-time employees.

STATISTICAL DISCLOSURES
-----------------------

The following statistical information for 1998 and 1997, which is included in the Corporation's 1998 Annual Report to Shareholders, is incorporated herein by reference (Exhibit 13).

                                                                                          Page(s)
                                                                                          -------
         Distribution of Assets, Liabilities and Shareholders' Equity;
           Interest Rates and Interest Differential                                           5-6
         Investment Portfolio                                                                  12
         Loan Portfolio                                                                   7-11,28
         Summary of Loan Loss Experience                                                      7-8
         Deposits                                                                           12-13
         Return on Equity and Assets                                                            2
         Short-term Borrowings                                                                N/A

In addition, statistical information for other applicable periods is shown below.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL: The following table illustrates the impact on net interest income of changes in average balances and yields of the Corporation's assets and liabilities for 1996.

                                                                  Average          Income/         Average
                                                                Balance (4)        Expense          Yield
                                                                -----------        -------          -----
         Short-term investments                            $      2,516,161     $       126,521    5.03%
         Securities
              Taxable (1)                                        30,940,921           1,976,743    6.27
              Tax exempt (1 and 2)                               14,112,634           1,149,061    8.17
         Loans (3)                                              108,816,451           9,969,926    9.16
                                                           ----------------     ---------------    ----

                  Total earning assets                          156,386,167          13,222,251    8.43%
                                                                                ---------------    ====
         Other assets                                            11,823,200
                                                           ----------------

                  Total assets                             $    168,209,367
                                                           ================

                                                                 Average             Income/         Average
                                                                Balance (4)          Expense          Yield
                                                                -----------          -------          -----
         Deposits
              Interest-bearing demand deposits             $     35,860,502             977,788        2.73%
              Savings deposits                                   20,679,680             561,395        2.71
              Time deposits                                      82,724,379           4,749,173        5.74
              Short-term borrowed funds                             807,820              47,157        5.84
                                                           ----------------     ---------------        ----
                  Total interest bearing liabilities            140,072,381           6,335,513        4.52%
                                                                                ---------------        ====

         Noninterest bearing demand                              13,267,940
         Other liabilities                                          822,670
         Shareholders' equity                                    14,046,376
                                                           ----------------
                  Total liabilities and
                    shareholders' equity                   $    168,209,367
                                                           ================

         Net interest income                                                    $     6,886,738
                                                                                ===============
         As a percentage of earning assets:
              Interest income                                                                          8.43%
              Interest expense                                                                         4.04
                                                                                                      -----
                  Net interest income                                                                  4.39%
                                                                                                      =====

         (1) Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for available for sale securities.
         (2) Income is computed on a fully-taxable equivalent basis using a 34% tax rate. The amount of such adjustments was $390,682 for 1996.
         (3) Nonaccrual loans are included in the average balances presented.
         (4)      Average is a daily average balance.


INVESTMENT PORTFOLIO: The carrying value of available-for-sale and held-to-maturity securities as of December 31, 1996 is as follows:

                                                                                Amortized              Fair
                                                                                  Cost                 Value
                                                                                  ----                 -----
     Securities available for sale
         U.S. Government obligations                                       $       509,206     $       494,940
         Obligations of federal agencies                                         8,426,243           8,293,344
         Obligations of state and political subdivisions                        14,559,081          14,628,535
         Corporate bonds                                                           502,500             499,570
         Mortgage-backed securities                                             24,346,113          23,945,623
                                                                           ---------------     ---------------
         Total debt securities available for sale                               48,343,143          47,862,012
         Equity investments                                                        530,260             530,260
                                                                           ---------------     ---------------
              Total securities available for sale                          $    48,873,403     $    48,392,272
                                                                           ===============     ===============

     Securities held to maturity
         Obligations of federal agencies                                   $     2,723,488     $     2,917,390
                                                                           ===============     ===============

LOAN PORTFOLIO:  Year-end loans were as follows:

                                                          1996              1995                1994
                                                          ----              ----                ----
         Commercial and other loans               $     51,021,307     $    53,708,832    $     55,044,335
         Real estate loans                              22,979,126          21,376,721          24,332,310
         Consumer and credit card loans                 37,344,109          20,386,106          12,284,219
         Home equity loans                               4,810,246           3,259,872           3,467,645
                                                  ----------------     ---------------    ----------------

              Total loans                         $    116,154,788     $    98,731,531    $     95,128,509
                                                  ================     ===============    ================

The following schedule summarizes nonperforming and impaired loans as of December 31, 1996, 1995 and 1994.

                                                                                  December 31,
                                                                                  ------------
(In thousands of dollars)                                               1996          1995            1994
                                                                        ----          ----            ----
     Impaired loans                                                  $        45    $       257            N/A
                                                                     ===========    ===========    ===========

     Loans accounted for on a nonaccrual basis                       $        45    $         0    $       176

     Accruing loans which are contractually past due
       90 days or more as to interest or principal
       payments                                                                0              0             69

     Loans which are "troubled debt restructurings" as
       defined in Statement of Financial Accounting
       Standard No. 15 (exclusive of loans listed above)                       0              0             --
                                                                     -----------    -----------    -----------

         Total nonperforming loans                                   $        45    $         0    $       245
                                                                     ===========    ===========    ===========

At December 31, 1998, loans totaling $457,750 were identified as potential problem loans. Management has doubts about the borrowers' future ability to comply with present loan-repayment terms. These loans are not included as impaired, nonaccrual or troubled debt restructuring loans as disclosed in the Corporation's 1998 Annual Report to Shareholders.

SUMMARY OF LOAN LOSS EXPERIENCE: The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31, 1996, 1995 and 1994.

(In thousands of dollars)                                             1996          1995           1994
                                                                      ----          ----           ----
         Balance at beginning of period                         $       996     $      960     $     1,150
         Loans charged off:
              Commercial                                                (72)          (147)           (517)
              Real estate                                                (0)            (1)             --
              Installment                                              (196)           (47)            (85)
                                                                -----------     ----------     -----------
                  Total loans charged off                              (268)          (195)           (602)
                                                                -----------     ----------     -----------
         Recoveries of loans previously charged off:
              Commercial                                                 60            117             150
              Real estate                                                 0             --               2
              Installment                                                25             14              25
                                                                -----------     ----------     -----------
                  Total loan recoveries                                  85            131             177
                                                                -----------     ----------     -----------

         Net loans charged off                                         (183)           (64)           (425)
         Provision charged to operating expense                         206            100             235
                                                                -----------     ----------     -----------

         Balance at end of period                               $     1,019     $      996     $       960
                                                                ===========     ==========     ===========

         Ratio of net charge-offs to average loans
           outstanding for period                                      0.17%          0.07%           0.43%

The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios.

                                                        Allocation Of The Allowance For Loan Losses
                                                        -------------------------------------------
                                                Percentage of           Percentage of            Percentage of
                                                Loans in Each           Loans in Each            Loans in Each
                                      Allowance  Category to  Allowance  Category to  Allowance   Category to
                                       Amount    Total Loans   Amount    Total Loans   Amount     Total Loans
                                      ---------  -----------  ---------  -----------  ---------   ------------
(In Thousands Of Dollars)                December 31, 1996       December 31, 1995       December 31, 1994
                                         -----------------       -----------------       -----------------
         Commercial                  $      424    43.93%     $      448    54.40%     $      501     57.87%
         Real estate                          8    23.92              59    20.65              30     29.22
         Consumer                           445    32.15             340    24.95             179     12.91
         Unallocated                        142      N/A             149      N/A             250       N/A
                                     ----------    --------   ----------    --------   ----------    ------

             Total                   $    1,019   100.00%     $      996   100.00%     $      960    100.00%
                                     ==========   ======      ==========   ======      ==========    ======

DEPOSITS: Information required for 1996 is included under the caption "Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential" above.

RETURN ON EQUITY AND ASSETS: Information required for 1996 is included on page 2 of the Corporation's 1998 Annual Report.

SHORT-TERM BORROWINGS: No information is required to be reported, since the average balance of such borrowings for each applicable period was less than 30% of period-end shareholders' equity.

ITEM 2 - DESCRIPTION OF PROPERTY

The Corporation's headquarters and the Bank's main office are located at 118 South Sandusky Avenue, Upper Sandusky, Ohio, in Wyandot County. The building is used exclusively by the Corporation and the Bank.

All of the offices listed below are owned by the Bank and are free and clear of any encumbrances.

                      Location                                                   Description
                      --------                                                   -----------
1.   Main Office                                              Two-story building built in the early 1900's
     118 S. Sandusky Ave.                                     and remodeled in 1991.
     Upper Sandusky, OH 43351

2.   North Drive-In                                           One story drive in office opened in 1981
     400 N. Sandusky Ave.
     Upper Sandusky, OH 43351

3.   Carey Office                                             One story building built and opened in
     128 S. Vance St.                                         1973.
     Carey, OH 43316

4.   Harpster Office                                          One-story building purchased in 1978.
     17480 Cherokee St.
     Harpster, OH 43323

5.   Marion Barks Road Office                                 One story building purchased, renovated
     170 Barks Road East                                      and opened in 1988.
     Marion, OH 43302

6.   Marion Jamesway Office                                   One story building constructed and opened
     279 Jamesway                                             in June 1997.
     Marion, OH 43302

7.   Findlay Office                                           One story building purchased from Savings
     1660 Tiffin Ave.                                         of America in 1992.
     Findlay, OH 45840

The Bank also operates an intermittent office inside the Rotary Towers Nursing Facility in Marion opened in June 1991. The Finance Company leases its office location at 177 North Greenwood, Suite 7, Marion, Ohio on a 2-year lease with two 2-year options to renew. The Corporation neither owns nor leases any properties related to these two operations.

ITEM 3 - LEGAL PROCEEDINGS

Corporation management is aware of no pending or threatened litigation in which the Corporation or its subsidiary Bank faces potential loss or exposure which will materially affect the consolidated financial statements or involves a claim for damages exceeding 10% of the current assets of the Bank.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the Corporation's fiscal year ended December 31, 1998.


                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND
  RELATED SHAREHOLDER MATTERS

The information set forth under the heading "Shareholder Information" on page 41 of the Corporation's 1998 Annual Report to Shareholder's is incorporated herein by reference (Exhibit 13).


ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  FINANCIAL CONDITION AND RESULTS OF OPERATION

The information set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operation" on pages 3 through 15 of the Corporation's 1998 Annual Report to Shareholders is incorporated herein by reference (Exhibit 13).


ITEM 7 - FINANCIAL STATEMENTS

The information set forth under the headings listed below on pages 16 through 40 of the Corporation's 1998 Annual Report to Shareholders is incorporated herein by reference (Exhibit 13).

    Consolidated Balance Sheets - December 31, 1998 and 1997
    Consolidated Statements of Income - Years Ended December 31, 1998 and 1997 Consolidated Statements of Changes in Shareholders' Equity - Years
         Ended December 31, 1998 and 1997
    Consolidated Statements of Cash Flows - Years Ended December 31, 1998
         and 1997
    Notes to Consolidated Financial Statements
    Report of Independent Auditors

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


                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
  PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information concerning Directors and Executive Officers of the Corporation appears on pages 4 through 9 under the captions "Election of Directors " and "Executive Officers" in the Corporation's Definitive Proxy Statement dated March 12, 1999 for the Annual Meeting of Shareholders to be held on April 14, 1999 and is incorporated herein by reference.


ITEM 10 - EXECUTIVE COMPENSATION

Information concerning executive compensation appears on page 10 under the captions "Executive Compensation" and "Supplementary Executive Retirement Plan" in the Corporation's Definitive Proxy Statement dated March 12, 1999 for the Annual Meeting of Shareholders to be held on April 14, 1999 and is incorporated herein by reference.


ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
  AND MANAGEMENT

Information concerning security ownership of certain beneficial owners and management is contained on pages 2 and 4 under the captions "Voting Securities and Principal Holders Thereof" and "Election of Directors" in the Corporation's Definitive Proxy Statement dated March 12, 1999 for the Annual Meeting of Shareholders to be held April 14, 1999 and is incorporated herein by reference.


ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions is contained on page 3 under the caption "Family Relationships" and "Related Transactions" in the Corporation's Definitive Proxy Statement dated March 12, 1999 for the Annual Meeting of Shareholders to be held on April 14, 1999 and is incorporated herein by reference.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

(a)    EXHIBITS

                                                                                                         Page
                                                                              Reference to             Number in
    Regulation S-B                                                           Prior Filing or             This
        Exhibit                                                              Exhibit Number           Form 10-KSB
        Number                 Description Of Document                       Attached Hereto            Report
        ------                 -----------------------                       ---------------            ------
        3.1              Amended  Articles  of  Incorporation
                         of the Corporation                                       *  1               Not Applicable

        3.2              Code   of    Regulations    of   the
                         Corporation                                              *  2               Not Applicable

          4              Form  of   Shares   Certificate   of
                         Common Shares                                           *   3               Not Applicable

         10              Material Contracts                                      **  4               Not Applicable

         13              Annual  Report to  Shareholders  for
                         the Year Ended 1998                                         5                     14

         21              Subsidiaries of the Registrant                              6                     15

         23              Consent   of   Crowe,   Chizek   and
                         Company LLP                                                 7                     16

         27              Financial Data Schedule                                     8                     17


* Indicates documents which have been previously filed as part of the Issuer's Report on Form 8-K dated April 27, 1995. All of such previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-B. Such documents are available to shareholders without charge upon request from the Issuer.

** Indicates documents which have been previously filed as part of the Issuer's Reports on Form S-8 dated August 1, 1997 and Form S-8 dated March 17, 1999. All of such previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-B. Such documents are available to shareholders without charge upon request from the Issuer.


(b)    REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the under signed, thereunto duly authorized.

       March 26, 1999                    COMMERCIAL BANCSHARES, INC.
    -------------------
           Date                          By:    /s/ RAYMOND E. GRAVES
                                            ------------------------------
                                             Raymond E. Graves, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 1999.
---------------


              Signatures                                                   Signatures
              ----------                                                   ----------

     /S/ RAYMOND E. GRAVES                                      /S/ EDWIN G. EMERSON
----------------------------------------------             ----------------------------------------------
Raymond E. Graves                                          Edwin G. Emerson
President (Principal Executive Officer) and                Director
Director

                                                                /S/ HAZEL FRANKS
     /S/ JAMES A. DEER                                     ----------------------------------------------
----------------------------------------------             Hazel Franks
James A. Deer                                              Director
Executive Vice President, Principal Financial
Officer, Principal Accounting Officer and
Director                                                        /S/ DEBORAH J. GRAFMILLER
                                                           ----------------------------------------------
                                                           Deborah J. Grafmiller
     /S/ RICHARD SHEAFFER                                  Director
----------------------------------------------
Richard Sheaffer
Director, Chairman of the Board                                 /S/ MICHAEL A. MASTRO
                                                           ----------------------------------------------
                                                           Michael A. Mastro
     /S/ DANIEL E. BERG                                    Director
----------------------------------------------
Daniel E. Berg
Director                                                        /S/ WILLIAM E. RUSE
                                                           ----------------------------------------------
                                                           William E. Ruse
     /S/ LOREN H. DILLON                                   Director
----------------------------------------------
Loren H. Dillon                                                 /S/ DOUGLAS C. SMITH
Director                                                   ----------------------------------------------
                                                           Douglas C. Smith
     /S/ MARK DILLON                                       Director
----------------------------------------------
Mark Dillon
Director
