Form 10-Q
period 1999-03-31
COMMERCIAL BANCSHARES INC \OH\
filed 1999-05-17
CIK 1009976

                                    FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

 (Mark One)

[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period ended March 31, 1999

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________.

Commission File Number 0-27894

                           COMMERCIAL BANCSHARES, INC.
                           ---------------------------
        (Exact name of small business issuer as specified in its charter)

             Ohio                                         34-1787239
             ----                                         ----------
 (State or other jurisdiction of                        (IRS Employer
  incorporation or organization)                        Identification No.)

              118 South Sandusky Street, Upper Sandusky, Ohio 43351
              -----------------------------------------------------
                    (Address of principal executive offices)

                                 (419) 294-5781
                                 --------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X}              No [ ]

As of April 30, 1999, the latest practicable date, 1,049,999 shares of the issuer's common shares, $.01 par value, were issued and outstanding.

                           COMMERCIAL BANCSHARES, INC.

                                      INDEX





                                                                                            Page


PART I - FINANCIAL INFORMATION

  Item 1.     Financial Statements (Unaudited)

              Consolidated Balance Sheets..............................................     3.

              Consolidated Statements of Income .......................................     4.

              Condensed Consolidated Statements of Changes in Shareholders' Equity.....     5.

              Consolidated Statements of Cash Flows ...................................     6.

              Notes to Consolidated Financial Statements ..............................     7.

  Item 2.     Management's Discussion and Analysis of
                Financial Condition and Results of Operations..........................    13.


PART II - OTHER INFORMATION

  Item 1.     Legal Proceedings........................................................    17.

  Item 2.     Changes in Securities and Use of Proceeds................................    17.

  Item 3.     Defaults Upon Senior Securities..........................................    17.

  Item 4.     Submission of Matters to a Vote of Security Holders......................    17.

  Item 5.     Other Information........................................................    17.

  Item 6.     Exhibits and Reports on Form 8-K.........................................    17.


SIGNATURES ............................................................................    18.



--------------------------------------------------------------------------------



                           COMMERCIAL BANCSHARES, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

-------------------------------------------------------------------------------------------------------------------

Item 1.  Financial Statements
                                                                                  March 31,           December 31,
                                                                                     1999                1998
                                                                                     ----                ----

ASSETS
Cash and cash equivalents                                                    $       7,069,227    $       6,692,802
Securities available for sale                                                       36,487,428           38,256,547
Total loans                                                                        165,783,967          158,637,114
Allowance for loan losses                                                           (1,244,686)          (1,182,848)
                                                                             -----------------    -----------------
     Loans, net                                                                    164,539,281          157,454,266
Premises and equipment, net                                                          4,160,939            3,957,927
Other real estate, net                                                                 885,000              921,500
Accrued interest receivable                                                          1,160,845            1,054,578
Other assets                                                                         2,627,946            2,066,112
                                                                             -----------------    -----------------

         Total assets                                                        $     216,930,666    $     210,403,732
                                                                             =================    =================

LIABILITIES
Deposits
     Noninterest-bearing demand                                              $      15,289,391    $      16,800,775
     Interest-bearing demand                                                        39,225,079           39,985,521
     Savings and time deposits                                                      98,645,292           94,178,037
     Time deposits $100,000 and greater                                             27,256,264           22,133,462
                                                                             -----------------    -----------------
         Total deposits                                                            180,416,026          173,097,795
Accrued interest payable                                                               445,598              422,085
Borrowed funds                                                                      18,070,115           19,220,000
Other liabilities                                                                      844,383              616,224
                                                                             -----------------    -----------------
         Total liabilities                                                         199,776,122          193,356,104
                                                                             -----------------    -----------------

SHAREHOLDERS' EQUITY
Common stock (no par value; 4,000,000 shares authorized;
1,049,999  and   1,043,481 and shares issued in 1999 and 1998)                       7,981,859            7,963,870
Retained earnings                                                                    9,254,832            8,940,775
Unrealized loss on securities available for sale                                       (82,147)             142,983
                                                                             -----------------    -----------------
         Total shareholders' equity                                                 17,154,544           17,047,628
                                                                             -----------------    -----------------

         Total liabilities and shareholders' equity                          $     216,930,666    $     210,403,732
                                                                             =================    =================


               See notes to the consolidated financial statements.

--------------------------------------------------------------------------------
                                                                              3.



                           COMMERCIAL BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

-------------------------------------------------------------------------------------------------------------------

                                                                                          Three Months Ended
                                                                                              March 31,
                                                                                      1999                1998
                                                                                      ----                ----
INTEREST INCOME
     Interest and fees on loans                                                   $    3,690,985    $     2,760,754
     Interest on securities
         Taxable                                                                         287,280            362,870
         Nontaxable                                                                      165,291            191,126
     Other interest income                                                                13,274
                                                                                  --------------    ---------------
              Total interest income                                                    4,156,830          3,314,750
                                                                                  --------------    ---------------

INTEREST EXPENSE
     Interest on deposits                                                              1,725,305          1,695,336
     Interest on other borrowings                                                        172,898              9,361
                                                                                  --------------    ---------------
              Total interest expense                                                   1,898,203          1,704,697

NET INTEREST INCOME                                                                    2,258,627          1,610,053

Provision for loan losses                                                                151,900             75,000
                                                                                  --------------    ---------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                    2,106,727          1,535,053
                                                                                  --------------    ---------------

OTHER INCOME
     Service fees and overdraft charges                                                  235,711            152,778
     Security gains, net                                                                  30,101              3,733
     Loan sale gains, net                                                                 29,682             14,093
     Other income                                                                        147,194             48,998
                                                                                  --------------    ---------------
              Total other income                                                         442,688            219,602
                                                                                  --------------    ---------------

OTHER EXPENSE
     Salaries and employee benefits                                                      847,785            619,188
     Occupancy, furniture and
       equipment                                                                         195,706            141,129
     State taxes                                                                          71,890             70,874
     Data processing                                                                     121,150            140,813
     Other operating expense                                                             585,051            346,332
                                                                                  --------------    ---------------
              Total other expense                                                      1,821,582          1,318,336
                                                                                  --------------    ---------------

Income before federal income taxes                                                       727,833            436,319

Income tax expense                                                                       214,275             86,400
                                                                                  --------------    ---------------

Net income                                                                        $      513,558    $       349,919
                                                                                  ==============    ===============

Basic earnings per common share                                                   $          .49    $           .34
                                                                                  ==============    ===============

Diluted earnings per common share                                                 $          .48    $           .33
                                                                                  ==============    ===============



               See notes to the consolidated financial statements.

--------------------------------------------------------------------------------
                                                                              4.



                           COMMERCIAL BANCSHARES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                                   (Unaudited)

-------------------------------------------------------------------------------------------------------------------

                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                        1999                1998
                                                                                        ----                ----

Balance at beginning of period                                                  $    17,047,628    $     15,688,343


Comprehensive income:
     Net income                                                                         513,558             349,919
     Change in net unrealized gain (loss) on securities
       available for sale, net of reclassification and tax effects                     (225,130)            (99,873)
                                                                                ---------------    ----------------
         Total comprehensive income                                                     288,428             250,046

Stock options exercised                                                                  17,988              39,143

Dividends paid                                                                         (199,500)
                                                                                ---------------    ----------------

Balance at end of period                                                        $    17,154,544    $     15,977,532
                                                                                ===============    ================

               See notes to the consolidated financial statements.

-------------------------------------------------------------------------------
                                                                              5.


                           COMMERCIAL BANCSHARES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

-------------------------------------------------------------------------------------------------------------------

                                                                                             Three Months Ended
                                                                                                March 31,
                                                                                         1999               1998
                                                                                         ----               ----

NET CASH USED BY OPERATING ACTIVITIES                                             $   (1,396,503)   $     2,637,079

INVESTING ACTIVITIES
     Securities available for sale
         Purchases                                                                    (4,186,172)       (16,336,413)
         Maturities and repayments                                                     1,587,431          1,956,905
         Sales                                                                         4,023,616          9,543,345
     Net change in loans                                                              (5,384,726)         7,278,229
     Bank premises and equipment expenditures                                           (354,057)           (14,488)
                                                                                  --------------    ---------------
           Net cash used by investing activities                                      (4,313,908)         2,427,578
                                                                                  --------------    ---------------

FINANCING ACTIVITIES
     Net change in deposits                                                            7,418,232         (2,217,039)
     Net change in other borrowings                                                   (1,149,885)        (3,030,000)
     Stock options exercised                                                              17,989             39,143
     Dividends paid                                                                     (199,500)
                                                                                  --------------    ---------------
           Net cash from financing activities                                          6,086,836         (5,207,896)
                                                                                  --------------    ---------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                  376,425           (143,239)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       6,692,802          7,111,986
                                                                                  --------------    ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $    7,069,227    $     6,968,747
                                                                                  ==============    ===============



SUPPLEMENTAL DISCLOSURES
     Cash paid during the period for
         Interest                                                                 $    1,696,792    $     1,693,563
         Income taxes                                                                     65,000            215,000




               See notes to the consolidated financial statements.

-------------------------------------------------------------------------------
                                                                              6.

                           COMMERCIAL BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION: The accompanying consolidated financial statements include the accounts of Commercial Bancshares, Inc. (the "Corporation") and its wholly owned subsidiary, The Commercial Savings Bank (the "Bank"). Also included is the Bank's subsidiary Advantage Finance, Inc. ("Advantage"). All material intercompany accounts and transactions have been eliminated in consolidation.

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Corporation at March 31, 1999, and its results of operations and its cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances. The Annual Report for the Corporation for the year ended December 31, 1998, contains consolidated financial statements and related notes, which should be read in conjunction with the accompanying consolidated financial statements.

INDUSTRY SEGMENT INFORMATION: Commercial Bancshares, Inc. is a bank-holding corporation whose banking subsidiary, The Commercial Savings Bank, is engaged in the business of commercial and retail banking, with operations conducted through its main office and branches located in Upper Sandusky, Ohio and neighboring communities. Advantage Finance, Inc. is a consumer finance company operating in Marion, Ohio. These market areas provide the source of substantially all of the Corporation's deposit and loan activities, although some indirect loans are made to borrowers outside the Corporation's immediate market area. Substantially all of the Corporation's income is derived from commercial and retail lending and investments activities.

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




-------------------------------------------------------------------------------
                                                                              7.

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

LOAN SERVICING: The Corporation has sold various loans to the Federal Home Loan Mortgage Corporation (FHLMC) while retaining the servicing rights. Gains and losses on loan sales are recorded at the time of the cash sale. Mortgage servicing rights are determined by allocating total cost of mortgage loans to mortgage servicing rights and to loans (without mortgage servicing rights) based on their relative fair values. Mortgage servicing rights recorded as a separate asset are amortized in proportion to, and over the period of, estimated net servicing income.

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

EARNINGS PER SHARE: Basic and diluted earnings per share are computed under a new accounting standard effective in the quarter ended December 31, 1997. Basic earnings per share is based on net income divided by 1,049,614 and 1,042,728 weighted average shares outstanding during the periods ended March 31, 1999 and 1998. Diluted earnings per share reflect the effect of additional common shares issuable under stock options using the treasury stock method. The weighted average number of shares used for determining diluted earnings per share were 1,063,994 and 1,051,390 for the quarter ended March 31, 1999 in 1998.

FINANCIAL STATEMENT PRESENTATION: Some items in prior financial statements have been reclassified to conform with the current presentation.




-------------------------------------------------------------------------------
                                                                              8.

                           COMMERCIAL BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 2 - SECURITIES

Securities as of March 31, 1999 and December 31, 1998 are as follows:

                                                                           March 31, 1999
                                               --------------------------------------------------------------------
                                                                       Gross           Gross
                                                   Amortized        Unrealized      Unrealized             Fair
                                                     Cost              Gains          Losses               Value
                                                     ----              -----          ------               -----
SECURITIES AVAILABLE FOR SALE
     Obligations of federal agencies           $     1,607,233                     $     18,392    $      1,588,841
     Obligations of state and political
       subdivisions                                 14,309,287    $    210,813           59,225          14,460,875
     Corporate bonds                                 1,001,927               0           12,504             989,423
     Mortgage-backed securities                     18,679,151             459          245,616          18,433,994
                                               ---------------    ------------     ------------    ----------------
         Total debt securities                      35,597,598         211,272          335,737          35,473,133
     Equity investments                              1,014,295               0                0           1,014,295
                                               ---------------    ------------     ------------    ----------------
         Total securities                      $    36,611,893    $    211,272     $    335,737    $     36,487,428
                                               ===============    ============     ============    ================


                                                                          December 31, 1998
                                                -------------------------------------------------------------------
                                                                         Gross           Gross
                                                     Amortized        Unrealized      Unrealized           Fair
                                                       Cost              Gains          Losses             Value
                                                       ----              -----          ------             -----
SECURITIES AVAILABLE FOR SALE
     Obligations of federal agencies           $     2,618,533    $     10,552                     $      2,629,085
     Obligations of state and political
       subdivisions                                 13,163,346         380,141     $     (4,297)         13,539,190
     Corporate bonds                                 1,956,732           3,281           (3,100)          1,956,913
     Mortgage-backed securities                     19,355,335          25,084         (195,020)         19,185,399
                                               ---------------    ------------     ------------    ----------------
         Total debt securities                      37,093,946         419,058         (202,417)         37,310,587
     Equity investments                                945,960                                              945,960
                                               ---------------    ------------     ------------    ----------------
         Total securities                      $    38,039,906    $    419,058     $   (202,417)   $     38,256,547
                                               ===============    ============     ============-   ================

-------------------------------------------------------------------------------
                                                                              9.

                           COMMERCIAL BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 2 - SECURITIES (Continued)

The amortized cost and approximate fair values of debt securities available for sale at March 31, 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Debt securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

                                                                                               Estimated
                                                                           Amortized             Fair
                                                                             Cost                Value
                                                                             ----                -----
SECURITIES AVAILABLE FOR SALE
         Due in one to five years                                    $      2,384,058    $       2,375,165
         Due in five to ten years                                           8,144,587            8,159,378
         Due after ten years                                                6,389,802            6,504,596
         Mortgage-backed securities                                        18,679,151           18,433,994
                                                                     ----------------    -----------------

             Total debt securities available for sale                $     35,597,598    $      35,473,133
                                                                     ================    =================



Sales of available-for-sale securities during the three months ended March 31, 1999 and 1998 were:

                                                                                1999                1998
                                                                                ----                ----

         Proceeds                                                    $      4,023,616    $       9,543,345
         Gross gains                                                           31,740               61,351
         Gross losses                                                           1,639               57,618

Securities with a carrying value of approximately $16,382,279 at March 31, 1999 and $9,731,000 at December 31, 1998 were pledged to secure deposits and for other purposes.


NOTE 3 - LOANS

Loans at March 31, 1999 and December 31, 1998 were as follows:

                                                                  March 31, 1999          December 31, 1998
                                                                  --------------          -----------------

     Commercial and other loans                                  $      76,796,432       $      79,168,621
     Real estate loans                                                  32,804,668              30,739,831
     Consumer and credit card                                           49,466,116              42,012,388
     Home equity loans                                                   6,716,751               6,716,274
                                                                 -----------------       -----------------

         Total loans                                             $     165,783,967       $     158,637,114
                                                                 =================       =================

-------------------------------------------------------------------------------
                                                                             10.

                           COMMERCIAL BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 3 - LOANS (Continued)

The subsidiary Bank is an authorized seller/servicer for the Federal Home Loan Mortgage Corporation (FHLMC). Loans sold to FHLMC for which the Bank has retained servicing totaled $49,940,124 and $46,931,540 at March 31, 1999 and December 31, 1998. Real estate loans originated and held for sale at March 31, 1999 and December 31, 1998 totaled $4,128,615 and $2,276,000.


NOTE 4 - ALLOWANCE FOR LOAN LOSSES

A summary of activity in the allowance for loan losses for the three months ended March 31, 1999 and 1998 is as follows:

                                                                                   1999            1998
                                                                                   ----            ----

         Balance - January 1                                               $    1,182,848     $  1,075,385
         Loans charged off                                                       (124,766)        (160,181)
         Recoveries                                                                34,704           20,375
         Provision for loan losses                                                151,900           75,000
                                                                           --------------     ------------

         Balance - March 31                                                $    1,244,686     $  1,010,579
                                                                           ==============     ============

Information regarding impaired loans is as follows:

                                                                  March 31, 1999          December 31, 1998
                                                                  --------------          -----------------

     Balance of impaired loans                                   $         421,851        $      1,068,036

     Less portion for which no allowance for loan
       losses is allocated                                                       0                       0
                                                                 -----------------        ----------------

     Portion of impaired loan balance for which an
       allowance for loan losses is allocated                    $         421,851        $      1,068,036
                                                                 =================        ================

     Portion of allowance for loan losses allocated to
       the impaired loan balance                                 $          84,370        $        213,607
                                                                 =================        ================

Information regarding impaired loans is as follows for the period ended:

                                                                       March 31, 1999          December 31, 1998
                                                                       --------------          -----------------

     Average investment in impaired loans                                $    744,944           $    1,237,532

     Interest income recognized on impaired loans                                  --                       --


-------------------------------------------------------------------------------
                                                                             11.

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

Exposure to credit loss if the other party does not perform is represented by the contractual amount for commitments to extend credit and standby letters of credit. Each customer's credit worthiness is evaluated on a case-by-case basis. The same credit policies are used for commitments and conditional obligations as are used for loans. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management's credit evaluation. Collateral varies but may include accounts receivable, inventory, property, equipment, income-producing commercial properties, residential real estate and consumer assets.

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

The following is a summary of commitments to extend credit at March 31, 1999 and December 31, 1998:

                                                                            March 31,          December 31,
                                                                              1999                 1998
                                                                              ----                 ----

         Fixed rate                                                    $     1,519,189    $      2,518,000
         Variable rate                                                      27,107,614          29,107,000
                                                                       ---------------    ----------------

                                                                       $    28,626,803    $     31,625,000
                                                                       ===============    ================

At March 31, 1999 and December 31, 1998, reserves of $901,000 and $901,000 were required as deposits with the Federal Reserve or as cash on hand. These reserves do not earn interest.



-------------------------------------------------------------------------------
                                                                             12.

                           COMMERCIAL BANCSHARES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATION

--------------------------------------------------------------------------------


Item 2.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
          and Results of Operations
          -------------------------


INTRODUCTION

The following discussion focuses on the consolidated financial condition of Commercial Bancshares, Inc. (the Corporation) at March 31, 1999, compared to December 31, 1998, and the consolidated results of operations for the quarterly period ending March 31, 1999 compared to the same period in 1998. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements and related footnotes.

The registrant is not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on the liquidity, capital resources or operations except as discussed herein. Also, the Registrant is not aware of any current recommendations by regulatory authorities that would have such effect if implemented.


FINANCIAL CONDITION

Total assets increased by $6,526,934 or 3.10% from December 31, 1998 to March 31, 1999. The increase in the loan portfolio was the primary reason for this increase and is discussed below.

Gross loans increased $7,146,853 or 4.51% during the first three months of 1999. Increases occurred in real estate and installment portfolios, which combined to increase $9,518,565 or 13.08% during the first three months of 1999. The Bank experienced significant rate competition in the commercial lending area from larger, megabank institutions and strategically decided not to negatively impact net interest margin by offering comparable rates. The increase in the installment portfolio was due to growth in the indirect loan business, specifically financing of horse trailer and consumer farm equipment. The Bank has a partnering relationship with a Denver-based organization, whereas the Bank purchases horse trailer loan accounts on a national and local basis. Advantage Finance, Inc. ("Advantage") has performed a "partnering" with Quality Farm and Fleet ("QFF") stores whereas Advantage has the first right of financing of all consumer large ticket items. Large ticket items are considered those items of which have a retail cost exceeding three hundred dollars. Advantage is reserving all QFF loans approved at a four- percent reserve for bad debts. AFC is currently involved in two periods per year whereas the buyers of the consumer goods receive no interest or payments for the first six months of the contract. We estimate that over 60% of these loans will go beyond the six-month period. Further all of these accounts are purchased at a discount of two percent.

Total deposits increased $7,318,231, or 4.2%, during the first three months of 1999. Noninterest bearing deposits decreased $1,511,384 for the period ended March 31, 1999.

-------------------------------------------------------------------------------
                                                                             13.

                           COMMERCIAL BANCSHARES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATION

--------------------------------------------------------------------------------



The Bank will, from time to time, use advances from Federal Home Loan Bank to fund loans. This is another source of funds at what may be a lower cost for the Bank and thereby decrease the Bank's funding cost. These funds can be employed for a specific time period and thus reduce the Bank's dependency on consumer and business deposits.


RESULTS OF OPERATIONS


Net income for the three-month period ending March 31, 1999 was $513,558 compared to $349,919 during the same period in 1998. Diluted earnings per share increased by $.15 per share for the three-month period ending March 31, 1999 as compared to the same time period in 1998. Discussed below are the major factors, which have influenced these, operating results.

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

Interest income for the first quarter 1999 was $4,156,830 as compared to $3,314,750 during the same period 1998, an increase of $842,080. During the same time period, interest expense increased $193,506 from $1,704,697 in 1998 to $1,898,203 in 1999. The main reason for this increase in interest income is the purchase of a six million-dollar portfolio of horse trailer loans from Mountain Parks Bank in July 1998. This relationship has increased interest income via the increased number of loans which have been approved. This portfolio is anticipated to continue and enjoy growth, low delinquencies, low charge-offs and market rates of return. This is considered a niche for the Bank to increase earnings for the Corporation.

The provision for loan loss increased $76,900 in the first quarter 1999 compared to 1998. This corresponds to the increase in the loan portfolio. Management has determined that the loan loss provision is adequate at March 31, 1999 through its analysis of specific problem loans, historical charge-off experience along with local and national economic trends. However, management expects to continue to increase the provision due to the expected growth of indirect loan originations which have greater credit risk.

-------------------------------------------------------------------------------
                                                                             14.

                           COMMERCIAL BANCSHARES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATION

--------------------------------------------------------------------------------

NONINTEREST INCOME

Total first quarter noninterest income increased $223,086 or 101.59% compared to the same period in 1998. The larger fluctuations were in the increase in service fees and overdrafts of $82,933 and other income of $98,196. The other income increase was primarily due to gains on the sale of securities of approximately $26,000 and a $32,000 increase in sales of credit life, accident and health insurance. For the three months ended March 31, 1998, the Bank lost $72,000 on repossessions while during the same period in 1999, the Bank lost only $3,000.


NONINTEREST EXPENSE

Total noninterest expense increased $503,246 or 38.17% for the first three months of 1999 compared to the same period in 1998. The most significant increases were $228,597 in salaries and benefits and $238,719 in other operating expense. In 1999, the Bank will open another office in Marion, Ohio, and is renovating the Tiffin Avenue Office in Findlay, Ohio and the Carey Banking Center in Carey, Ohio. Due to these changes and expected growth of the Corporation, management expects noninterest expense to continue to increase.


CAPITAL RESOURCES

Total shareholders' equity increased $106,916 or 0.63% during the first quarter of 1999. Year-to-date net income of $513,558 increased equity, offset by a $225,131 decrease in the market value of the available-for-sale security portfolio. Shareholders' equity to total assets was 7.9% at March 31, 1999 compared to 8.1% at December 31, 1998. It is also note worthy that the Corporation has determined it is in the best interest of the shareholders to pay the stock or cash dividend quarterly, rather than the previous method of semi-annually. This is being done to get the dividend in the hand of the shareholders more rapidly and to assist in the marketability of the stock.

Banking regulations have established minimum capital requirements for banks including risk-based capital ratios and leverage ratios. Risk-based capital regulations require all banks to have a minimum total risk-based capital ratio of 8% with half of the capital composed of core capital. Minimum leverage ratio requirements range from 3% to 5% of total assets. Core capital, or Tier 1 capital, includes common equity, perpetual preferred stock and minority interests that are held by others in consolidated subsidiaries minus intangible assets. Supplementary capital, or Tier 2 capital, includes core capital and such items as mandatory convertible securities, subordinated debt and the allowance for loans and lease losses, subject to certain limitations. Qualified Tier 2 capital can equal up to 100% of an institution's Tier 1 capital with certain limitations in meeting the total risk-based capital requirements. At March 31, 1999, the Bank's leverage ratio was 8% and the risk-based capital ratio was in excess of 11.5%, both of which exceeded the minimum regulatory requirements.



-------------------------------------------------------------------------------
                                                                             15.

                           COMMERCIAL BANCSHARES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATION

--------------------------------------------------------------------------------


LIQUIDITY

Liquidity management for the Bank centers on the assurance that funds are available to meet the loan and deposit needs of its customers and the Bank's other financial commitments.

Cash and cash equivalents at March 31, 1999 and December 31, 1998 stood at $7,069,227 and $6,692,802. Refer to the Statement of Cash Flows contained within this report.

A standard measure of liquidity is the relationship of loans to deposits and borrowed funds. Lower ratios indicate greater liquidity. At March 31, 1999 and December 31, 1998, the ratio of loans to deposits and borrowed funds was 83.5% and 82.5%, considered an acceptable level of liquidity by management.


-------------------------------------------------------------------------------
                                                                             16.

                           COMMERCIAL BANCSHARES, INC.
                                    FORM 10-Q
                          Quarter ended March 31, 1999
                           PART II - OTHER INFORMATION

-------------------------------------------------------------------------------



Item 1 -       Legal Proceedings:
               There are no matters required to be reported under this item.

Item 2 -       Changes in Securities and Use of Proceeds:
               There are no matters required to be reported under this item.

Item 3 -       Defaults upon Senior Securities:
               There are no matters required to be reported under this item.

Item 4 - Submission of Matters to a Vote of Security Holders: There are no matters required to be reported under this item.

Item 5 -       Other Information:
               There are no matters required to be reported under this item.

Item 6 -       Exhibits and Reports on Form 8-K:
               (a) Exhibit 11, Statement re computation of per share earnings. (Reference is hereby made to Note 1 to the Consolidated Financial Statements, hereof.)

               (b)    Exhibit 27, Financial Data Schedules.

               (c) Form 8-K was filed on February 9, 1999 disclosing the change of the charter of Advantage Financial, Inc. to a wholly owned finance company subsidiary of the Bank and the approval for a new branch.


-------------------------------------------------------------------------------
                                                                             17.

                           COMMERCIAL BANCSHARES, INC.

                                   SIGNATURES
--------------------------------------------------------------------------------



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         COMMERCIAL BANCSHARES, INC.
                                         --------------------------------------
                                         (Registrant)




Date:      5/17/99                       /s/Raymond E. Graves
     -------------------------           --------------------------------------
                                         (Signature)
                                         Raymond E. Graves
                                         President and Chief Executive Officer




Date:      5/17/99                       /s/Alicia A. Wagenblast
     -------------------------           --------------------------------------
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

Exhibit 27, Financial Data Schedules









--------------------------------------------------------------------------------
                                                                             19.