Form 10-Q
period 1999-06-30
COMMERCIAL BANCSHARES INC \OH\
filed 1999-08-13
CIK 1009976

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         For the quarterly period ended:
                                  JUNE 30, 1999


                           Commission file number:  0-27894
                                                  -----------

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

Common stock, no par value                         Outstanding at July 31, 1999:
                                                   1,049,999 common shares

Transitional Small Business Disclosure Format:

                                [ ]  Yes   [X]  No

                           COMMERCIAL BANCSHARES, INC.
                                    FORM 10-Q
                           QUARTER ENDED June 30, 1999

--------------------------------------------------------------------------------


                         Part I - Financial Information


Interim financial information required is included in this Form 10-Q as referenced below:


ITEM 1 - FINANCIAL STATEMENTS (Unaudited)                               Page
                                                                        ----
Consolidated Balance Sheets ............................................   3

Consolidated Statements of Income ......................................   4

Condensed Consolidated Statements of Changes in
   Shareholders' Equity ................................................   5

Condensed Consolidated Statements of Cash Flows ........................   6

Notes to Consolidated Financial Statements .............................   7


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS ..........................  13


                           Part II - Other Information

Other Information.......................................................  18

Signatures..............................................................  19

                           COMMERCIAL BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------

Item 1.  Financial Statements

                                                       June 30,         December 31,
                                                         1999               1998
                                                         ----               ----
ASSETS
Cash and cash equivalents                            $ 14,059,358       $  6,692,802
Securities available for sale, at fair value           33,951,834         38,256,547
Total loans                                           182,055,602        158,637,114
Allowance for loan losses                              (1,311,633)        (1,182,848)
                                                     ------------       ------------
Net loans                                             180,743,969        157,454,266
Premises and equipment, net                             4,299,957          3,957,927
Other real estate                                         823,000            921,500
Accrued interest receivable                             1,318,104          1,054,578
 Other assets                                           2,093,088          2,066,112
                                                     ------------       ------------

      Total assets                                   $237,289,310       $210,403,732
                                                     ============       ============

LIABILITIES
Deposits
   Noninterest-bearing deposits                      $ 14,456,710       $ 16,800,775
   Interest-bearing deposits                           40,114,125         39,985,521
   Savings and time deposits                          105,897,394         94,178,037
   Time deposits $100,000 and greater                  37,269,521         22,133,462
                                                     ------------       ------------
      Total deposits                                  197,737,750        173,097,795
Accrued interest payable and other liabilities            459,936            422,085
Borrowed funds                                         21,917,974         19,220,000
Other liabilities                                         462,318            616,224
                                                     ------------       ------------
      Total liabilities                               220,577,978        193,356,104

SHAREHOLDERS' EQUITY
Common stock (no par value; 4,000,000 shares
 authorized; 1,049,999 and 1,046,181 shares
 issued in 1999 and 1998                                7,981,859          7,963,870
Retained earnings                                       9,479,091          8,940,775
Unrealized gain/(loss) on securities available
 for sale                                                (749,618)           142,983
                                                     ------------       ------------
      Total shareholders' equity                       16,711,332         17,047,628
                                                     ------------       ------------

      Total liabilities and shareholders' equity     $237,289,310       $210,403,732
                                                     ============       ============

--------------------------------------------------------------------------------

               See notes to the consolidated financial statements.

                           COMMERCIAL BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

--------------------------------------------------------------------------------

                                              Three Months Ended             Six Months Ended
                                                   June 30,                      June 30,
                                                   --------                      --------
                                             1999           1998           1999           1998
                                             ----           ----           ----           ----
INTEREST INCOME
   Interest and fees on loans             $3,746,252     $2,705,228     $7,437,236     $5,465,982
   Interest on securities
      Taxable                                312,657        330,207        599,937        645,819
      Nontaxable                             167,060        232,458        332,351        423,584
   Other interest income                       7,870         39,112         21,145         86,370
                                          ----------     ----------     ----------     ----------
         Total interest income             4,233,839      3,307,005      8,390,669      6,621,755

INTEREST EXPENSE
   Interest on deposits                    1,830,953      1,735,511      3,556,258      3,430,847
   Interest on other borrowings              217,618                       390,516          9,361
                                          ----------     ----------     ----------     ----------
         Total interest expense            2,048,571      1,735,511      3,946,774      3,440,208

NET INTEREST INCOME                        2,185,268      1,571,494      4,443,895      3,181,547
Provision for loan losses                    120,957         80,100        272,857        155,100
                                          ----------     ----------     ----------     ----------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                          2,064,311      1,491,394      4,171,038      3,026,447
                                          ----------     ----------     ----------     ----------

OTHER INCOME
   Service fees and overdraft charges        267,583        161,710        503,294        314,488
   Security gains, net                        29,834         17,169         59,935         20,902
   Loan sale gains, net                       50,796        146,231         80,478        160,324
   Other income                               57,751         43,600        204,945         92,598
                                          ----------     ----------     ----------     ----------
         Total other income                  405,964        368,710        848,652        588,312
                                          ----------     ----------     ----------     ----------

OTHER EXPENSE
   Salaries and employee benefits            875,175        767,945      1,722,960      1,387,133
   Occupancy, furniture and
     equipment                               245,956        153,631        441,661        294,760
   State taxes                                69,592         70,379        141,482        141,253
   Data processing                           141,853        134,419        263,003        275,233
   Other operating expense                   531,148        400,579      1,116,200        746,909
                                          ----------     ----------     ----------     ----------
         Total other expense               1,863,724      1,526,953      3,685,306      2,845,288
                                          ----------     ----------     ----------     ----------

Income before federal income taxes           606,551        333,151      1,334,384        769,471

Income tax expense                           182,791         51,370        397,066        137,770
                                          ----------     ----------     ----------     ----------

Net income                                $  423,760     $  281,781     $  937,318     $  631,701
                                          ==========     ==========     ==========     ==========

Basic earnings per common share           $      .40     $      .27     $      .89     $      .61
                                          ==========     ==========     ==========     ==========
Diluted earnings per common share         $      .40     $      .27     $      .88     $      .60
                                          ==========     ==========     ==========     ==========

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

                           COMMERCIAL BANCSHARES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY

--------------------------------------------------------------------------------

                                                                             Six Months Ended
                                                                                  June 30,
                                                                                  --------
                                                                          1999              1998
                                                                          ----              ----
Balance at beginning of period                                        $17,047,628       $15,688,343

Comprehensive Income:
      Net income                                                          937,318           631,701
      Change in net unrealized gain / (loss) on securities
      Available for sale, net of reclassification and tax effects        (892,602)          (94,202)
                                                                      -----------       -----------

            Total comprehensive income                                     44,716           543,499

Stock options exercised                                                    17,988            91,334

Dividends paid                                                           (399,000)         (387,088)
                                                                      -----------       -----------

Balance at end of period                                              $16,711,332       $15,930,088
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

                           COMMERCIAL BANCSHARES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------

                                                            Six Months Ended
                                                                 June 30,
                                                                 --------
                                                          1999             1998
                                                          ----             ----
NET CASH PROVIDED BY OPERATING ACTIVITIES            $  2,763,669      $  5,702,631

INVESTING ACTIVITIES
   Securities available for sale
      Purchases                                        (7,781,481)      (27,669,490)
      Maturities and repayments                         3,412,284         3,764,995
      Sales                                             7,505,976        16,162,424
   Purchase of securities held to maturity                      0          (245,078)
   Net change in loans                                (24,904,647)        4,306,188
   Bank premises and equipment expenditures              (686,162)         (101,234)
                                                     ------------      ------------
        Net cash used by investing activities         (22,454,030)       (3,782,195)
                                                     ------------      ------------

FINANCING ACTIVITIES
   Net change in deposits                              24,739,955          (252,987)
   Net change in other borrowings                       2,697,974        (2,350,000)
   Dividends paid                                        (399,000)         (387,088)
   Stock options exercised                                 17,988            91,334
                                                     ------------      ------------
        Net cash from financing activities             27,056,917        (2,898,741)
                                                     ------------      ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                 7,366,556          (978,305)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        6,692,802         7,111,986
                                                     ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $ 14,059,358      $  6,133,681
                                                     ============      ============


SUPPLEMENTAL DISCLOSURES
   Cash paid during the period for
      Interest                                       $  3,908,924      $  3,435,558
      Income taxes                                        360,000           385,000

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

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Corporation at June 30, 1999, and its results of operations and its cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances. The Annual Report for the Corporation for the year ended December 31, 1998, contains consolidated financial statements and related notes, which should be read in conjunction with the accompanying consolidated financial statements.

Industry Segment Information: Commercial Bancshares, Inc. is a bank-holding corporation whose banking subsidiary, The Commercial Savings Bank, is engaged in the business of commercial and retail banking, with operations conducted through its main office and branches located in Upper Sandusky, Ohio and neighboring communities. Advantage Finance, Inc., a wholly-owned subsidiary of the Bank, is a consumer finance company operating in Marion, Ohio. These market areas provide the source of substantially all of the Corporation's deposit and loan activities, although some indirect loans are made to borrowers outside the Corporation's immediate market area and some deposits are obtained from customers outside of the market area. Substantially all of the Corporation's income is derived from commercial and retail lending and investments activities.

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

Earnings per Share: Basic earnings per share is based on net income divided by 1,049,808 and 1,043,803 weighted average shares outstanding during the six months ended June 30, 1999 and 1998 and 1,049,999 and 1,044,867 weighted average shares outstanding during the quarter ended June 30, 1999 and 1998. Diluted earnings per share reflect the effect of additional common shares issuable under stock options using the treasury stock method. The weighted average number of shares used for determining diluted earnings per share were 1,058,204 and 1,051,696 for the six months ended June 30, 1999 and 1998 and 1,062,418 and 1,052,809 for the quarter ended June 30, 1999 and 1998.

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

--------------------------------------------------------------------------------

                                   (Continued)

                           COMMERCIAL BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 2 - SECURITIES

Securities as of June 30, 1999 and December 31, 1998 are as follows:

                                                             June 30, 1999
                                          ------------------------------------------------------
                                                          Gross         Gross
                                           Amortized    Unrealized    Unrealized        Fair
                                              Cost        Gains         Losses          Value
                                              ----        -----         ------          -----
SECURITIES AVAILABLE FOR SALE
   Obligations of federal agencies        $ 1,606,917                 $   76,886     $ 1,530,031
   Obligations of state and political
     subdivisions                          14,485,701     $27,783        640,360      13,873,123
   Corporate bonds                          1,001,118                     54,563         946,555
   Mortgage-backed securities              16,772,143                    391,758      16,380,385
                                          -----------     -------     ----------     -----------
Total debt securities                      33,865,879      27,783      1,163,567      32,730,094
   Equity investments                       1,221,740           0              0       1,221,740
                                          -----------     -------     ----------     -----------
      Total securities
        available for sale                $35,087,618     $27,783     $1,163,567     $33,951,834
                                          ===========     =======     ==========     ===========

                                                            December 31, 1998
                                          ------------------------------------------------------
                                                           Gross         Gross
                                           Amortized     Unrealized    Unrealized       Fair
                                              Cost         Gains         Losses         Value
                                              ----         -----         ------         -----
SECURITIES AVAILABLE FOR SALE
   Obligations of federal agencies          2,618,533     $ 10,552                   $ 2,629,085
   Obligations of state and political
     subdivisions                          13,163,346      380,141     $  (4,297)     13,539,190
   Corporate bonds                          1,956,732        3,281        (3,100)      1,956,913
   Mortgage-backed securities              19,355,335       25,084      (195,020)     19,185,399
                                          -----------     --------     ---------     -----------
      Total debt securities               $37,093,946     $419,058     $(202,417)    $37,310,587
   Equity investments                         945,960                                    945,960
                                          -----------     --------     ---------     -----------
      Total securities
        available for sale                $38,039,906     $419,058     $(202,417)    $38,256,547
                                          ===========     ========     =========     ===========

The amortized cost and approximate fair values of debt securities available for sale at June 30, 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Debt securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

--------------------------------------------------------------------------------

                                   (Continued)

                           COMMERCIAL BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 2 - SECURITIES (Continued)

                                                                   Estimated
                                                     Amortized       Fair
                                                       Cost          Value
                                                       ----          -----
SECURITIES AVAILABLE FOR SALE
      Due in one to five years                      $ 2,381,843   $ 2,298,438
      Due in five to ten years                        7,905,291     7,545,349
      Due after ten years                             6,805,124     6,504,445
      Mortgage-backed securities                     18,578,862    18,187,104
                                                    -----------   -----------

         Total debt securities available for sale   $35,671,121   $34,535,336
                                                    ===========   ===========

Sales of available-for-sale securities during the six months ended June 30, 1999 and 1998 were:

                                                        1999          1998
                                                        ----          ----
      Proceeds                                      $ 7,505,976   $16,145,255
      Gross gains                                        61,894       104,126
      Gross losses                                        1,959        83,224

Securities with a carrying value of approximately $17,581,036 at June 30, 1999 and $9,731,000 at December 31, 1998 were pledged to secure deposits and for other purposes.


NOTE 3 - LOANS

Loans at June 30, 1999 and December 31, 1998 were as follows:

                                             June 30, 1999    December 31, 1998
                                             -------------    -----------------
   Commercial and other loans                 $ 80,141,578      $ 79,168,621
   Real estate loans                            30,828,885        30,739,831
   Consumer and credit card                     64,226,684        42,012,388
   Home equity loans                             6,858,455         6,716,274
                                              ------------      ------------
      Total loans                             $182,055,602      $158,637,114
                                              ============      ============

The subsidiary Bank is an authorized seller/servicer for the Federal Home Loan Mortgage Corporation (FHLMC). Loans sold to FHLMC for which the Bank has retained servicing totaled $58,595,314 and $46,931,540 at June 30, 1999 and December 31, 1998. Real estate loans originated and held for sale at June 30, 1999 and December 31, 1998 totaled $934,139 and $2,276,000.

--------------------------------------------------------------------------------

                                   (Continued)

                           COMMERCIAL BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 4 - ALLOWANCE FOR LOAN LOSSES

A summary of activity in the allowance for loan losses for the six months ended June 30, 1999 and 1998 is as follows:

                                                      1999          1998
                                                      ----          ----
      Balance - January 1                          $1,182,848    $1,075,385
      Loans charged off                              (210,605)     (326,446)
      Recoveries                                       66,533        34,495
      Provision for loan losses                       272,857       155,100
                                                   ----------    ----------

      Balance - June 31                            $1,311,633    $  938,534
                                                   ==========    =========

Information regarding impaired loans is as follows:

                                                      June 30, 1999   December 31, 1998
                                                      -------------   -----------------
   Balance of impaired loans                             $37,247         $1,068,036

   Less portion for which no allowance for loan
     losses is allocated                                       0                  0
                                                         -------         ----------

   Portion of impaired loan balance for which an
     allowance for loan losses is allocated              $37,247         $1,068,036
                                                         =======         ==========

   Portion of allowance for loan losses allocated to
     the impaired loan balance                           $37,247         $  213,607
                                                         =======         ==========

Information regarding impaired loans is as follows for the period ended:

                                               June 30, 1999     December 31, 1998
                                               -------------     -----------------
   Average investment in impaired loans          $509,046            $1,237,532

   Interest income recognized on impaired loans        --                   --

   Interest income recognized on impaired
     loans on cash basis                               --                   --


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

The following is a summary of commitments to extend credit at June 30, 1999 and December 31, 1998.

                                                  June 30,      December 31,
                                                    1999            1998
                                                    ----            ----
      Fixed rate                                $ 1,765,446     $ 2,518,000
      Variable rate                              22,208,935      29,107,000
                                                -----------     -----------
                                                $23,974,381     $31,625,000
                                                ===========     ===========

At June 30, 1999 and December 31, 1998, reserves of $821,000 and $901,000 were required as deposits with the Federal Reserve or as cash on hand.
These reserves do not earn interest.

--------------------------------------------------------------------------------

                                   (Continued)

                         COMMERCIAL BANCSHARES, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------


Item 2.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
         and Results of Operations
         -------------------------


INTRODUCTION

The following discussion focuses on the consolidated financial condition of Commercial Bancshares, Inc. (the Corporation) at June 30, 1999, compared to December 31, 1998, and the consolidated results of operations for the three and six months ending June 30, 1999 compared to the same period in 1998. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements and related footnotes.

The registrant is not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on the liquidity, capital resources or operations except as discussed herein. Also, the Registrant is not aware of any current recommendations by regulatory authorities that would have such effect if implemented.


FINANCIAL CONDITION

Total assets increased by $26,885,578 or 12.78% from December 31, 1998 to June 30, 1999. The increase in the loan portfolio was the primary reason for this increase and is discussed below.

Gross loans increased $23,419,488 or 14.76% during the first six months of 1999. Increases primarily occurred in the installment portfolios, which increased $22,303,350 or 52.88% during the first six months of 1999. The Bank experienced significant rate competition in the commercial lending area from larger, megabank institutions and strategically decided not to negatively impact net interest margin by offering comparable rates. The increase in the installment portfolio was due to growth in the indirect loan business, specifically financing of horse trailer and consumer lawn and garden equipment. The Bank has a partnering relationship with a Denver-based organization, whereas the Bank purchases horse trailer loan accounts on a national and local basis. Advantage Finance, Inc. ("Advantage") has performed a "partnering" with a consumer farm company whereas Advantage has the first right of financing of all consumer large ticket items. Large ticket items are considered those items which have a retail cost exceeding three hundred dollars. Advantage is currently involved in two periods per year whereas the customers are offered six months same as cash. We estimate that over 60% of these loans will go beyond the six-month period and thereby earn interest retroactive back to the date of the original contract date. Further all of these accounts are purchased at a discount of two percent. When Advantage Finance Company was formed it was owned by the holding company, Commercial Bancshares, Inc., and has since been changed to its owner being The Commercial Savings Bank. As the Bank moves forward it has and will purchase all Advantage Finance Company loans and will thereby require the Bank to make the appropriate reserves for these loans. It is anticipated that this loan volume will exceed eight million dollars annually based on current projections.

Total deposits increased $24,639,955, or 14.23%, during the first six months of 1999. Deposits grew based upon two important factors, IE: 1. The Bank offered deposit rates via the INTERNET for certificates of deposits with a minimum balance of fifty ($50,000.00) thousand dollars or more, and 2.

--------------------------------------------------------------------------------

                         COMMERCIAL BANCSHARES, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------


By use of internal sales, marketing and advertising. Basically the monies received between the INTERNET and internal was a 50/50 split. Both methods were employed presenting positive results. Noninterest bearing deposits decreased $2,344,065 for the period ended June 30, 1999.

The Bank will, from time to time, use advances from Federal Home Loan Bank to fund loans. This is another source of funds at what may be a lower cost for the Bank and thereby decrease the Bank's funding cost. These funds can be employed for a specific time period and thus reduce the Bank's dependency on consumer and business deposits.


RESULTS OF OPERATIONS

Net income for the six-month period ending June 30, 1999 stood at $937,318 compared to $631,701 during the same period in 1998. Second quarter income in 1999 was $423,760 as compared to $281,781 during the same three-month period in 1998. Diluted earnings per share increased by $.21 and $.28 per share for the three- and six- month periods ending June 30, 1999 as compared to the same periods in 1998. Discussed below are the major factors, which have influenced these, operating results.

Net interest income, the primary source of earnings, is the amount by which interest and fees on loans and investments exceed the interest cost of deposits and other borrowings obtained to fund them. Net interest income is affected by the volume and composition of earning assets and interest-bearing liabilities as well as the level of noninterest-bearing demand deposits and shareholders' equity. Also impacting net interest income is the susceptibility of interest-earning assets and interest-bearing liabilities to change with the general market level of interest rates. Management attempts to manage the repricing of assets and liabilities so as to achieve a stable level of net interest income and reduce the effect of significant changes in the market level of interest rates. This is accomplished through the pricing and promotion of various loan and deposit products as well as the active management of the Bank's portfolio of investment securities available for sale.

Interest income for the three and six months ending June 30, 1999 was $4,233,839 and $8,390,669 as compared to $3,307,005 and $6,621,755 during the same periods in 1998, an increase of $849,825 and $1,768,914. During the same time period, interest expense increased $506,566 from $3,440,208 in the first half of 1998 to $3,946,774 in 1999. The primary factor influenciency the growth in interest income is the purchase of loan contracts on the purchases of horse trailers previously discussed. While the Bank has increased originations of finance contracts on consumer lawn and garden equipment it should be noted that most of these contracts are still within their six month same as cash period and have not as of this date contributed to earnings. The increase in interest expense is commensurate with the increase in deposits and other borrowings necessary to fund loan growth.

The provision for loan loss increased $92,798 for the three-months ended June 30, 1999 compared to the same period in 1998 and has increased $117,757 for the first six months of 1999 compared to the same period in 1998. This corresponds to the increase in the loan portfolio. Management has determined that the loan loss provision is adequate at June 30, 1999 through its analysis of specific problem loans, historical charge-off experience along with local and national economic trends. However, management

--------------------------------------------------------------------------------

                         COMMERCIAL BANCSHARES, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------


expects to continue to increase the provision due to the expected growth of indirect loan originations which have greater credit risk.


NONINTEREST INCOME

Total noninterest income for the three-months ended June 30, 1999 increased $37,254 or 9.18% compared to the same period in 1998 and increased $260,340 or 44.25% for the first six months of 1999 compared to the same period in 1998. The larger fluctuations were the increase in service fees and overdrafts of $188,806 and other income of $112,347. The other income increase was primarily due to $107,513 increase in sales of credit life, accident and health insurance.


NONINTEREST EXPENSE

Total noninterest expense increased $840,018 or 29.52% for the first six months of 1999 compared to the same period in 1998. For the second quarter of 1999, noninterest expense increased $336,771 or 18.07% compared to the same period in 1998. The most significant increases were $79,840 and $335,827 in salaries and benefits (described more fully below) and $184,472 and $369,291 in other operating expense for the three and six months ended June 30, 1999. In 1999, the Bank will open another office in Marion, Ohio, has completed the renovation of the Tiffin Avenue Office in Findlay, Ohio and also completed the remodeling of the Carey Banking Center in Carey, Ohio. The Bank has also purchased what was the American Electric Power Company building on Lincoln Avenue, Findlay, Ohio. We fully anticipate that this building will be used to operate CSB's second full service office in Findlay, Ohio and will be operational towards the end of the second quarter of 2000. Due to these changes and expected growth of the Corporation, management expects noninterest expense to continue to increase.

Salaries and benefits increased due to the following items. The Bank employed three (3) additional key executive officers to help direct this Bank into the future. Two hail from one of the major megabanks, one spearheading lending and the other the banking center network, and the remaining individual is the Bank's Chief Financial Officer. The other increases related to this area is the employment of a new banking center manager for the soon to open additional office on Bellefontaine Avenue Banking Center, Marion, Ohio, the manager and employees of Advantage Finance Company, and the normal increases associated with the growth the Bank has enjoyed over the last twelve months.


CAPITAL RESOURCES

Total shareholders' equity decreased $336,294 or 1.97% during the first six months of 1999. Year-to-date net income of $937,318 increased equity, offset by a $892,601 decrease in the market value of the available-for-sale security portfolio and dividends declared for shareholders of $399,000. Shareholders' equity to total assets was 7.04% at June 30, 1999 compared to 8.1% at December 31, 1998. It is also note worthy that the Corporation has determined it is in the best interest of the shareholders to pay the stock or cash dividend quarterly, rather than the previous method of semi-annually. This is being done to

--------------------------------------------------------------------------------

                         COMMERCIAL BANCSHARES, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------


get the dividend in the hand of the shareholders more rapidly and to assist in the marketability of the stock.

Banking regulations have established minimum capital requirements for banks and bank holding companies including risk-based capital ratios and leverage ratios. Risk-based capital regulations require all banks to have a minimum total risk-based capital ratio of 8% with half of the capital composed of core capital. Minimum leverage ratio requirements range from 3% to 5% of total assets. Core capital, or Tier 1 capital, includes common equity, perpetual preferred stock and minority interests that are held by others in consolidated subsidiaries minus intangible assets. Supplementary capital, or Tier 2 capital, includes core capital and such items as mandatory convertible securities, subordinated debt and the allowance for loans and lease losses, subject to certain limitations. Qualified Tier 2 capital can equal up to 100% of an institution's Tier 1 capital with certain limitations in meeting the total risk-based capital requirements. At June 30, 1999, the Bank's leverage ratio (with no material difference between the Bank and Commercial Bancshares, Inc., the parent company) was 7.6 % and the risk-based capital ratio was in excess of
10.5 %, both of which exceeded the minimum regulatory requirements.


LIQUIDITY

Liquidity management for the Bank centers on the assurance that funds are available to meet the loan and deposit needs of its customers and the Bank's other financial commitments.

Cash and cash equivalents at June 30, 1999 and December 31, 1998 stood at $14,059,358 and $6,692,802. Refer to the Statement of Cash Flows contained within this report.

A standard measure of liquidity is the relationship of loans to deposits and borrowed funds. Lower ratios indicate greater liquidity. At June 30, 1999 and December 31, 1998, the ratio of loans to deposits and borrowed funds was 80 % and 82.5%, considered an acceptable level of liquidity by management.


YEAR 2000

The Corporation uses a third-party data processing center, which also provides data processing services to other financial institutions. The Corporation's lending and deposit activities are almost entirely dependent on computer systems which process and record transactions, although the Corporation can effectively operate with manual systems for brief periods when its electronic systems malfunction or cannot be accessed. In addition to its basic operating activities, the Corporation's facilities and infrastructure, such as security systems and communications equipment, are dependent, to varying degrees, on computer systems.

The Corporation is aware of the potential Year 2000 related problems that may affect the computers that control or operate the Corporation's operating systems, facilities and infrastructure. In 1997, the Corporation began a process of identifying any Year 2000 related problems that may be experienced by its computer-operated or computer-dependent systems. Each application has been identified as "Mission Critical" or "Nonmission Critical". The Corporation has contacted the companies that supply or service the Corporation's computer-operated or computer-dependent systems to obtain confirmation that each

--------------------------------------------------------------------------------

                         COMMERCIAL BANCSHARES, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------


that is material to the operations of the Corporation is either currently Year 2000 compliant or is expected to be Year 2000 compliant. With respect to systems that cannot presently be confirmed as Year 2000 compliant, the Corporation will continue to work with the appropriate supplier or servicer to ensure all such systems will be rendered compliant in a timely manner, with minimal expense to the Corporation or disruption of the Corporation's operations. All of the identified computer systems affected by the Year 2000 issue are currently in the renovation or implementation phase of the process of becoming Year 2000 compliant. As a contingency plan, however, the Corporation has determined that if the Corporation's systems fail the Corporation would implement manual systems until such systems could be re-established. The Corporation does not anticipate that such short-term manual systems would have a material adverse affect on the Corporation's operations. At this time, however, the expense that may be incurred by the Corporation in connection with system failure related to the Year 2000 issue cannot be determined.

In addition to the possible issues related to its own systems, the Corporation could incur losses if loan payments are delayed due to Year 2000 problems affecting any of the Corporation's significant borrowers or impairing the payroll systems of large employers in the Corporation's primary market area. Because the Corporation's loan portfolio is highly diversified with regard to individual borrowers and types of businesses and the Corporation's primary market area is not significant dependent on one employer or industry, the Corporation does not expect any significant or prolonged Year 2000 related difficulties will affect net earnings or cash flow. At this time, the expense that may be incurred by the Corporation in connection with Year 200 issues confronting its customers cannot be determined.

--------------------------------------------------------------------------------

                          COMMERCIAL BANCSHARES, INC.
                                   FORM 10-Q
                          Quarter ended June 30, 1999
                          PART II - OTHER INFORMATION

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

Item 4 -  Submission of Matters to a Vote of Security Holders:
          The Annual Meeting of Shareholders (the "Meeting") of Commercial Bancshares, Inc. (the "Company") was held April 14, 1999 at 4:30 p.m. at the principal business offices of the Company located at 118 S. Sandusky Avenue, Upper Sandusky, Ohio 43351. There were 524,497 shares of the 1,049,431 shares currently outstanding, or 50.0%, represented in person or by proxy at the Meeting. The only matter for voting was the election of Class II Directors for the Company, with a three year term expiring at the Company's 2002 Annual Meeting. Each of the four nominees, namely Daniel E. Berg, Loren H. Dillon, Mark Dillon, and William E. Ruse received at least 523,003 votes, or 99.7% of the shares represented at the Meeting, and were elected as Class II Directors of the Company.

          Under the requirements of the Securities Exchange Act of 1934 the Registrant duly signed the report. A copy of which is on file at the principal place of business, and is dated May 7, 1999.

Item 5 -  Other Information:
          There are no matters required to be reported under this item.

Item 6 -  Exhibits:

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

                                      COMMERCIAL BANCSHARES, INC.
                                      ------------------------------------------
                                      (Registrant)

Date:       8/13/99                   /s/ Raymond E. Graves
      ----------------------          ------------------------------------------
                                      (Signature)
                                      Raymond E. Graves
                                      President and Chief Executive Officer


Date:       8/13/99                   /s/ Alicia A. Wagenblast
      ----------------------          ------------------------------------------
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