Form 10-Q
period 1999-09-30
COMMERCIAL BANCSHARES INC \OH\
filed 1999-11-12
CIK 1009976

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         For the quarterly period ended:
                               SEPTEMBER 30, 1999


                         Commission file number: 0-27894
                                                 -------

                           Commercial Bancshares, Inc.
                           ---------------------------
        (Exact name of small business issuer as specified in its charter)

               Ohio                                   34-1787239
               ----                                   ----------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during /the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               X  Yes     No
                              ---     ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common stock, no par value                         Outstanding at Oct. 31, 1999:
                                                   1,049,999 common shares
Transitional Small Business Disclosure Format:

                                  Yes  X  No
                              ---     ---

                           COMMERCIAL BANCSHARES, INC.
                                    FORM 10-Q
                        QUARTER ENDED September 30, 1999

--------------------------------------------------------------------------------

                         Part I - Financial Information


Interim financial information required by Rule 10-01 of Regulation S-X is included in this Form 10-Q as referenced below:

ITEM 1 - FINANCIAL STATEMENTS (Unaudited)                                 Page
                                                                          ----

Consolidated Balance Sheets ............................................    3

Consolidated Statements of Income ......................................    4

Condensed Consolidated Statements of Changes in
     Shareholders' Equity ..............................................    5

Condensed Consolidated Statements of Cash Flows ........................    6

Notes to Consolidated Financial Statements .............................    7


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS ..........................   14

                           Part II - Other Information
Other Information ......................................................   19

Signatures .............................................................   20

                                  COMMERCIAL BANCSHARES, INC.
                                  CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------------------
                                                              (Unaudited)
                                                              September 30,     December 31,
                                                                  1999              1998
                                                                  ----------------------
ASSETS
Cash and cash equivalents                                    $  6,235,788       $  6,692,802
Securities available for sale, at fair value                   33,251,909         38,256,547
Total loans                                                   191,085,391        158,637,114
Allowance for loan losses                                      (1,387,565)        (1,182,848)
                                                             ------------       ------------
     Net loans                                                189,697,826        157,454,266
Premises and equipment, net                                     5,452,884          3,957,297
Other real estate                                                 806,438            921,500
Accrued interest receivable                                     1,447,860          1,054,578
Other assets                                                    2,066,986          2,066,742
                                                             ------------       ------------

         Total assets                                        $238,959,691       $210,403,732
                                                             ============       ============

LIABILITIES
Deposits
     Noninterest-bearing deposits                            $ 15,254,792       $ 16,800,775
     Interest-bearing deposits                                 39,218,921         39,985,521
     Savings and time deposits                                110,017,457         94,178,037
     Time deposits $100,000 and greater                        42,032,864         22,133,462
                                                             ------------       ------------
         Total deposits                                       206,524,034        173,097,795
Accrued interest payable                                          484,096            422,085
Borrowed funds                                                 14,802,938         19,220,000
Other liabilities                                                 275,458            616,224
                                                             ------------       ------------
         Total liabilities                                    222,086,526        193,356,104

SHAREHOLDERS' EQUITY
Common stock (no par value; 4,000,000 shares authorized;
  1,049,999 and 1,048,431 shares issued in 1999 and 1998        7,981,858          7,963,870
Retained earnings                                               9,695,179          8,940,775
Unrealized loss on securities available for sale                 (803,872)           142,983
                                                             ------------       ------------
         Total shareholders' equity                            16,873,165         17,047,628
                                                             ------------       ------------

         Total liabilities and shareholders' equity          $238,959,691       $210,403,732
                                                             ============       ============

--------------------------------------------------------------------------------------------

              See notes to the consolidated financial statements.

                                     COMMERCIAL BANCSHARES, INC.
                                  CONSOLIDATED STATEMENTS OF INCOME
                                             (Unaudited)

---------------------------------------------------------------------------------------------------
                                             Three Months Ended               Nine Months Ended
                                                September 30,                   September 30,
                                                -------------                   -------------
                                            1999              1998           1999           1998
                                            ----              ----           ----           ----
INTEREST INCOME
     Interest and fees on loans          $3,982,025       $3,048,396     $11,419,261     $8,514,378
     Interest on securities
         Taxable                            251,669          351,133         851,606        996,952
         Nontaxable                         172,164          263,695         504,515        687,279
     Other interest income                   22,887            5,985          44,031         92,355
                                         ----------       ----------     -----------     ----------
              Total interest income       4,428,745        3,669,209      12,819,413     10,290,964

INTEREST EXPENSE
     Interest on deposits                 2,129,324        1,782,070       5,685,582      5,212,917
     Other interest expense                 176,398           82,407         566,914         91,768
                                         ----------       ----------     -----------     ----------
              Total interest expense      2,305,722        1,864,477       6,252,496      5,304,685
                                         ----------       ----------     -----------     ----------

NET INTEREST INCOME                       2,123,023        1,804,732       6,566,917      4,986,279

Provision for loan losses                   110,000          172,912         382,857        328,012
                                         ----------       ----------     -----------     ----------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                         2,013,023        1,631,820       6,184,060      4,658,267
                                         ----------       ----------     -----------     ----------

OTHER INCOME
     Service charges on deposit
       accounts                             284,554          200,435         787,848        514,923
     Security gains/
       (losses), net                         (2,241)          63,718          57,694         84,620
     Loan sale gains, net                    36,074           93,574         116,552        253,898
     Other income                            65,144           62,031         270,089        154,629
                                         ----------       ----------     -----------     ----------
              Total other income            383,531          419,758       1,232,183      1,008,070

OTHER EXPENSE
     Salaries and employee benefits         852,816          718,902       2,575,776      2,106,035
     Occupancy, furniture and
       equipment                            181,706          152,930         623,368        447,690
     State taxes                             71,625           74,041         213,107        215,294
     Data processing                        125,786          139,598         388,789        414,831
     Other operating expense                578,635          508,108       1,694,833      1,255,017
                                         ----------       ----------     -----------     ----------
              Total other expense         1,810,568        1,593,579       5,495,873      4,438,867

Income before federal income taxes          585,986          457,999       1,920,370      1,227,370

Income tax expense                          170,400           81,230         567,466        219,000

NET INCOME                               $  415,586       $  376,769     $ 1,352,904     $1,008,470
                                         ==========       ==========     ===========     ==========

Basic earnings per common share          $      .40       $      .36     $      1.29     $      .97
                                         ==========       ==========     ===========     ==========
Diluted earnings per common share        $      .39       $      .36     $      1.25     $      .96
                                         ==========       ==========     ===========     ==========

---------------------------------------------------------------------------------------------------

              See notes to the consolidated financial statements.

                                    COMMERCIAL BANCSHARES, INC.
                                CONSOLIDATED STATEMENTS OF CHANGES
                                      IN SHAREHOLDERS' EQUITY
                                            (Unaudited)

-------------------------------------------------------------------------------------------------
                                                                          Nine Months Ended
                                                                            September 30,
                                                                            -------------
                                                                        1999             1998
                                                                        ----             ----
Balance at beginning of period                                      $17,047,628       $15,688,343


Comprehensive Income:
   Net income                                                         1,352,904         1,008,470
   Change in net unrealized gain/(loss) on securities
    Available for sale, net of reclassification and tax effects        (946,855)          736,713
                                                                    -----------------------------

Total Comprehensive Income                                              406,049         1,745,183

Stock Options Exercised                                                  17,988           134,826

Dividends paid                                                         (598,500)         (387,087)

Balance at end of period                                            $16,873,165       $17,181,804
                                                                    ===========       ===========

-------------------------------------------------------------------------------------------------

              See notes to the consolidated financial statements.

                             COMMERCIAL BANCSHARES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

-----------------------------------------------------------------------------------
                                                             Nine Months Ended
                                                                September 30,
                                                                -------------
                                                          1999               1998
                                                          ----               ----
NET CASH PROVIDED BY OPERATING ACTIVITIES            $    930,160      $    890,498

INVESTING ACTIVITIES
     Securities available for sale
         Purchases                                     (9,007,139)      (38,795,862)
         Maturities and repayments                      4,523,738         4,997,681
         Sales                                          8,016,911        25,289,615
     Securities held to maturity
         Purchases                                                         (245,078)
         Sales                                                              916,484
     Net change in loans                              (31,455,699)      (11,729,160)
     Bank premises and equipment expenditures          (1,956,214)         (190,173)
     Net change in other real estate                      (37,438)                0
                                                     ------------      ------------
           Net cash used by investing activities      (29,915,841)      (19,756,493)
                                                     ------------      ------------

FINANCING ACTIVITIES
     Net change in deposits                            33,526,240         7,028,526
     Net change in other borrowings                    (4,417,062)        9,620,000
     Dividends paid                                      (598,499)         (387,087)
     Stock options exercised                               17,988           134,826
                                                     ------------      ------------
           Net cash from financing activities          28,528,667        16,396,265
                                                     ------------      ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                  (457,014)        2,469,730

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        6,692,802         7,111,986
                                                     ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $  6,235,788      $  4,642,256
                                                     ============      ============

SUPPLEMENTAL DISCLOSURES
     Cash paid during the period for
         Interest                                    $  6,190,485      $  6,182,284
         Income taxes                                     360,000           400,000

-----------------------------------------------------------------------------------

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

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Corporation at September 30, 1999, and its results of operations and its cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances. The Annual Report for the Corporation for the year ended December 31, 1998, contains consolidated financial statements and related notes, which should be read in conjunction with the accompanying consolidated financial statements.

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

A loan is considered impaired when management believes full collection of principal and interest is not probable. Often this is associated with a delay or shortfall in payments. Smaller-balance homogeneous loans are evaluated for impairment in total. Such loans include residential first mortgage loans secured by one-to-four-family residences and consumer automobile, home equity and credit card loans with
--------------------------------------------------------------------------------
                                   (Continued)

                           COMMERCIAL BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Earnings per Share: Basic earnings per share is based on net income divided by 1,049,872 and 1,044,918 weighted average shares outstanding during the nine months ended September 30, 1999 and 1998 and 1,049,999 and 1,047,110 weighted average shares outstanding during the quarter ended September 30, 1999 and 1998. Diluted earnings per share reflect the effect of additional common shares issuable under stock options using the treasury stock method. The weighted average number of shares used for determining diluted earnings per share were 1,079,794 and 1,052,897 for the nine months ended September 30, 1999 and 1998 and 1,058,338 and 1,058,135 for the quarter ended September 30, 1999 and 1998.

Financial Statement Presentation: Some items in prior financial statements have been reclassified to conform to the current presentation.
--------------------------------------------------------------------------------

                           COMMERCIAL BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2 - SECURITIES

Securities as of September 30, 1999 and December 31, 1998 are as follows:

                                                               September 30, 1999
                                            -----------------------------------------------------------
                                                             Gross             Gross
                                              Amortized    Unrealized        Unrealized        Fair
                                                Cost         Gains             Losses          Value
                                                ----         -----             ------          -----
SECURITIES AVAILABLE FOR SALE
     U.S. Government obligations            $                              $                $
     Obligations of federal agencies          1,606,190                        (92,128)       1,514,062
     Obligations of state and political
       subdivisions                          15,691,611     $23,913           (709,664)      15,005,861
     Corporate bonds                            997,329                        (44,895)         952,433
     Mortgage-backed securities              14,933,128                       (395,215)      14,537,913
                                            -----------     -------        -----------      -----------
     Total Debt Securities                   33,228,258      23,913         (1,241,902)      32,010,269
     Equity investments                       1,241,640                                       1,241,640
                                            -----------     -------        -----------      -----------
         Total securities
           available for sale               $34,469,898     $23,913        $(1,241,902)     $33,251,909
                                            ===========     =======        ===========      ===========

                                                              December 31, 1998
                                            ---------------------------------------------------------
                                                            Gross             Gross
                                             Amortized    Unrealized        Unrealized        Fair
                                               Cost         Gains             Losses          Value
                                               ----         -----             ------          -----
SECURITIES AVAILABLE FOR SALE
     Obligations of federal agencies        $ 2,618,533     $ 10,552                      $ 2,629,085
     Obligations of state and political
       subdivisions                          13,163,346      380,141     $  (4,297)        13,539,190
     Corporate bonds                          1,956,732        3,281        (3,100)         1,956,913
     Mortgage-backed securities              19,355,335       25,084      (195,020)        19,185,399
                                            -----------     --------     ---------        -----------
         Total debt securities               37,093,946      419,058      (202,417)        37,310,587
     Equity investments                         945,960                                       945,960
                                            -----------     --------     ---------        -----------
         Total securities
           available for sale               $38,039,906     $419,058     $(202,417)       $38,256,547
                                            ===========     ========     =========        ===========

--------------------------------------------------------------------------------
                                  (Continued)
                                                                              9.

                           COMMERCIAL BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2 - SECURITIES (Continued)

The amortized cost and approximate fair values of debt securities available for sale and held to maturity at September 30, 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Debt securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

                                                                           Estimated
                                                           Amortized          Fair
                                                              Cost           Value
                                                              ----           -----
SECURITIES AVAILABLE FOR SALE
         Due in one to five years                         $ 2,685,272     $ 2,572,870
         Due in five to ten years                           8,141,092       7,766,423
         Due after ten years                                7,468,766       7,133,063
         Mortgage-backed securities                        14,933,128      14,537,913
                                                          -----------     -----------

             Total debt securities available for sale     $33,228,258     $32,010,269
                                                          ===========     ===========

Sales of available for sale securities during the nine months ended September 30, 1999 and 1998 were:

                                                1999                      1998
                                                ----                      ----

Proceeds                                      $8,016,911             $25,289,615
Gross gains                                       61,894                 150,251
Gross losses                                       4,200                  65,631

Securities with a carrying value of approximately $22,121,926 at September 30, 1999 and $9,731,000 at December 31, 1998 were pledged to secure deposits and for other purposes.
--------------------------------------------------------------------------------

                           COMMERCIAL BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3 - LOANS

Loans at September 30, 1999 and December 31, 1998 were as follows:

                                            September 30, 1999   December 31, 1998
                                            ------------------   -----------------

Commercial and other loans                     $ 81,131,835         $ 79,168,621
Real estate loans                                31,499,541           30,739,831
Consumer and credit card                         71,494,199           42,012,388
Home equity loans                                 6,959,816            6,716,274
                                               ------------         ------------

    Total loans                                $191,085,391         $158,637,114
                                               ============         ============

The subsidiary Bank is an authorized seller/servicer for the Federal Home Loan Mortgage Corporation (FHLMC). Loans sold to FHLMC for which the Bank has retained servicing totaled $63,131,763 and $46,931,540 at September 30, 1999 and December 31, 1998. Real estate loans originated and held for sale at September 30, 1999 and December 31, 1998 totaled $3,447,144 and $2,276,000.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

A summary of activity in the allowance for loan losses for the nine months ended September 30, 1999 and 1998 is as follows:

                                                   1999                 1998
                                                   ----                 ----

Balance - January 1                            $1,182,848           $1,075,385
Loans charged off                                (269,189)            (414,704)
Recoveries                                         91,049               44,065
Provision for loan losses                         382,857              328,012
                                               ----------           ----------
Balance - September 30                         $1,387,565           $1,032,758
                                               ==========           ==========

Information regarding impaired loans is as follows:

                                                   September 30, 1999   December 31, 1998
                                                   ------------------   -----------------
Balance of impaired loans                                $186,235          $1,068,036

Less portion for which no allowance for loan
  losses is allocated                                           0                   0
                                                         --------          ----------

Portion of impaired loan balance for which an
  allowance for loan losses is allocated                 $186,235          $1,068,036
                                                         ========          ==========

Portion of allowance for loan losses allocated to
  the impaired loan balance                              $ 37,247          $  213,607
                                                         ========          ==========

--------------------------------------------------------------------------------
                                  (Continued)

                          COMMERCIAL BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4 - ALLOWANCE FOR LOAN LOSSES (Continued)

Information regarding impaired loans is as follows for the period ended:

1998                                               September 30, 1999  December 31, 1998
----                                               ------------------  -----------------

Average investment in impaired loans                    $381,784           $1,237,532

Interest income recognized on impaired loans                --                   --

Interest income recognized on impaired
  loans on cash basis                                       --                   --

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

Exposure to credit loss if the other party does not perform is represented by the contractual amount for commitments to extend credit and standby letters of credit. Each customer's credit worthiness is evaluated on a case-by-case basis. The same credit policies are used for commitments and conditional obligations as are used for loans. The amount of collateral obtained, if deemed necessary, upon extension of credit, is based on management's credit evaluation. Collateral varies but may include accounts receivable, inventory, property, equipment, income-producing commercial properties, residential real estate and consumer assets.

Commitments to extend credit are agreements to lend to a customer as long as no condition established in the commitment is violated. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being used, the total commitments do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments to guarantee a customer's performance to a third party.
--------------------------------------------------------------------------------

                                                                             12.
                                  (Continued)

                          COMMERCIAL BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
--------------------------------------------------------------------------------

NOTE 5 - COMMITMENTS, OFF-BALANCE-SHEET RISK AND CONTINGENCIES
  (Continued)

The following is a summary of commitments to extend credit at September 30, 1999 and December 31, 1998.

                                              September 30,          December 31,
                                                  1999                   1998
                                                  ----                   ----

Fixed rate                                    $ 1,241,000            $ 2,518,000
Variable rate                                  22,248,000             29,107,000
                                              -----------            -----------

                                              $23,489,000            $31,625,000
                                              ===========            ===========

At September 30, 1999 and December 31, 1998, reserves of $848,000 and $901,000 were required as deposits with the Federal Reserve or as cash on hand. These reserves do not earn interest.
--------------------------------------------------------------------------------

                          COMMERCIAL BANCSHARES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion focuses on the consolidated financial condition of Commercial Bancshares, Inc. (the Corporation) at September 30, 1999, compared to December 31, 1998, and the consolidated results of operations for the three and nine months ending September 30, 1999 compared to the same period in 1998. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements and related footnotes.

The registrant is not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on the liquidity, capital resources or operations except as discussed herein. Also, the Registrant is not aware of any current recommendations by regulatory authorities that would have such effect if implemented.

FORWARD LOOKING STATEMENTS

Certain statements contained in this report that are not historical facts are forward looking statements that are subject to certain risks and uncertainties. When used herein, the terms "anticipates", "plans", "expects", "believes" and similar expressions as they relate to the Corporation or its management are intended to identify such forward looking statements. The Corporation's actual results, performance or achievements may materially differ from those expressed or implied in the forward looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, interest rate environment, competitive conditions in the financial services industry, changes in law, unforeseen business risks related to Year 2000 computer system issues, government policies and regulations and rapidly changing technology affecting financial services.

FINANCIAL CONDITION

Total assets increased by $28,555,959 or 13.57% from December 31, 1998 to September 30, 1999. The increase in the loan portfolio was the primary reason for this increase and is discussed below.

Gross loans increased $32,448,277 or 20.45% during the first nine months of 1999. Increases occurred in commercial and installment portfolios, which combined to increase $31,445,025 or 25.9% during the first nine months of 1999. The Bank experienced significant rate competition in the commercial lending area from larger, megabank institutions. The increase in the installment portfolio was due to growth in the indirect loan business, specifically financing of horse trailer and consumer farm equipment. The Bank has a partnering relationship with a Denver-based organization, where the Bank purchases horse trailer loan accounts on a national and
--------------------------------------------------------------------------------

                          COMMERCIAL BANCSHARES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------

local basis. Advantage Finance, Inc. ("Advantage") has performed a "partnering" with Quality Farm and Fleet ("QFF") stores where Advantage has the first right of financing of all consumer large ticket items. Large ticket items are considered those items which have a retail cost exceeding three hundred dollars. The Corporation is reserving all QFF loans approved at a four- percent reserve for bad debts. Advantage is currently involved in two periods per year where the buyers of the consumer goods receive no interest or payments for the first six months of the contract. We estimate that over 60% of these loans will go beyond the six-month period. Further all of these accounts are purchased at a discount of two percent.

Total deposits increased $33,426,239 or 19.31%, during the first nine months of 1999. This increase was primarily derived from a $19,899,402 increase in time deposits of $100,000 and greater. These certificates of deposit were issued both conventionally to local market deposit customers as well as by marketing over the Internet. These deposits, with maturities of 9 months of greater, are used to fund the growth of the Bank's consumer loan portfolio. Noninterest bearing deposits decreased $1,545,983 for the period ended September 30, 1999.

The Bank will, from time to time, use advances from Federal Home Loan Bank to fund loans. This is an additional source of funding. These funds can be employed for a specific time period and thus reduce the Bank's dependency on consumer and business deposits.

RESULTS OF OPERATIONS

Net income for the nine-month period ending September 30, 1999 stood at $1,352,904 compared to $1,008,470 during the same period in 1998. Third quarter income in 1999 was $415,586 as compared to $376,769 during the same three-month period in 1998. Diluted earnings per share increased by $.03 and $.29 per share for the three- and nine- month periods ending September 30, 1999 as compared to the same periods in 1998. Discussed below are the major factors, which have influenced these operating results.

Net interest income, the primary source of earnings, is the amount by which interest and fees on loans and investments exceed the interest cost of deposits and other borrowings obtained to fund them. Net interest income is affected by the volume and composition of earning assets and interest-bearing liabilities as well as the level of noninterest-bearing demand deposits. Also impacting net interest income is the susceptibility of interest-earning assets and interest-bearing liabilities to changes in the general market level of interest rates. Management attempts to manage the repricing of assets and liabilities so as to achieve a stable level of net interest income and reduce the effect of significant changes in the market level of interest rates. This is accomplished through the pricing and promotion of various loan and deposit products as well as the active management of the Bank's portfolio of securities available for sale.
--------------------------------------------------------------------------------

                          COMMERCIAL BANCSHARES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------

Interest income for the three and nine months ending September 30, 1999 was $4,428,745 and $12,819,413 as compared to $3,669,209 and $10,290,964 during the same periods in 1998, an increase of $759,536 and $2,528,449. During the nine month time period, interest expense increased $947,811 from $5,304,685 to $6,252,496 in 1999. A factor for this increase in interest income is the purchase of a six million-dollar portfolio of horse trailer loans from Mountain Parks Bank in July 1998 and a continuing partnership with a Denver based organization, in which the bank purchases horse trailer loan accounts on a national and local basis. This relationship has increased interest income via the increased number of loans that have been approved. This is considered a niche for the Bank.

The provision for loan loss increased $54,845 for the nine-months ended September 30, 1999 compared to the same period in 1998. Management has determined that the loan loss provision is adequate at September 30, 1999 through its analysis of specific problem loans, historical charge-off experience, along with local and national economic trends. However, management expects to continue to increase the provision due to the expected growth of indirect loan originations that have greater credit risk.


NONINTEREST INCOME

Total noninterest income for the three-months ended September 30, 1999 decreased $36,227 or 8.63% compared to the same period in 1998 and increased $224,113 or 22.23% for the first nine months of 1999 compared to the same period in 1998. The larger fluctuations were in the increase in service fees and overdrafts of $272,925 and other income of $115,460. The other income increase was primarily due to a $50,143 increase in sales of credit life, accident and health insurance. In addition, net investor servicing income related to FASB 122 increased $48,133 or 79.3% for the nine months ended September 30, 1999 as compared to the same period in 1998.


NONINTEREST EXPENSE

Total noninterest expense increased $1,057,006 or 23.81% for the first nine months of 1999 compared to the same period in 1998. For the third quarter of 1999, noninterest expense increased $216,989 or 13.62% compared to the same period in 1998. The most significant increases were $133,914 and $469,741 in salaries and benefits and $70,527 and $439,816 in other operating expense for the three and nine months ended September 30, 1999. In 1999, the Bank has opened a third office in Marion, Ohio, and has renovated the Tiffin Avenue Office in Findlay, Ohio and the Carey Banking Center in Carey, Ohio. A second banking center site has been purchased in Findlay, Ohio. Advantage Finance has also opened their second office in Marion, Ohio. Due to these changes and expected growth of the Corporation, management expects noninterest expense to continue to increase.

                          COMMERCIAL BANCSHARES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------

CAPITAL RESOURCES

Total shareholders' equity decreased $174,463 or 1.02% during the first nine months of 1999. Year-to-date net income of $1,352,904 increased equity, offset by a $946,855 decrease in the market value of the available for sale securities portfolio. Shareholders' equity to total assets was 7.06% at September 30, 1999 compared to 8.1% at December 31, 1998. It is also noteworthy that the Corporation has determined that it is in the best interest of the shareholders to pay the stock or cash dividend quarterly, rather than the previous method of semi-annually. This is being done to get dividends in the hands of shareholders more rapidly and to assist in the marketability of the stock.

Banking regulations have established minimum capital requirements for banks including risk-based capital ratios and leverage ratios. Risk-based capital regulations require all banks to have a minimum total risk-based capital ratio of 8% with half of the capital composed of core capital. Minimum leverage ratio requirements range from 3% to 5% of total assets. Core capital, or Tier 1 capital, includes common equity, perpetual preferred stock and minority interests that are held by others in consolidated subsidiaries minus intangible assets. Supplementary capital, or Tier 2 capital, includes core capital and such items as mandatory convertible securities, subordinated debt and the allowance for loan and lease losses, subject to certain limitations. Qualified Tier 2 capital can equal up to 100% of an institution's Tier 1 capital with certain limitations in meeting the total risk-based capital requirements. At September 30, 1999, the Bank's leverage ratio was 7.41% and the risk-based capital ratio was in excess of 9.95%, both of which exceeded the minimum regulatory requirements.

The Company's strategic plan calls for a Tier 1 capital leverage ratio of not less than 7.0%. Also, if this ratio falls to 7.25%, a capital plan will be developed and presented to the Board of Directors for their approval. In anticipation of future growth of the Company, management is presently developing a capital strategy which will address both the Tier 1 leverage ratio and the bank's risk based capital ratios, in an attempt to keep the latter above the 10% level at year end 1999 for the purpose of continuing to meet the "well-capitalized" definition of the Federal Deposit Insurance Corporation.

LIQUIDITY

Liquidity management for the Bank centers on the assurance that funds are available to meet the loan and deposit needs of its customers and the Bank's other financial commitments.

Cash and cash equivalents at September 30, 1999 and December 31, 1998 stood at $6,235,788 and $6,692,802. Refer to the Statement of Cash Flows contained within this report.
--------------------------------------------------------------------------------

                          COMMERCIAL BANCSHARES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------

A standard measure of liquidity is the relationship of loans to deposits and borrowed funds. Lower ratios indicate greater liquidity. At September 30, 1999 and December 31, 1998, the ratio of loans to deposits and borrowed funds was 86.34% and 82.5%, considered an acceptable level of liquidity by management.

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

The Corporation is aware of the potential Year 2000 related problems that may affect the computers that control or operate the Corporation's operating systems, facilities and infrastructure. In 1997, the Corporation began a process of identifying any Year 2000 related problems that may be experienced by its computer-operated or computer-dependent systems. Each application has been identified as "Mission Critical" or "Nonmission Critical". The Corporation has contacted the companies that supply or service the Corporation's computer-operated or computer-dependent systems to obtain confirmation that each that is material to the operations of the Corporation is either currently Year 2000 compliant or is expected to be Year 2000 compliant. With respect to systems that cannot presently be confirmed as Year 2000 compliant, the Corporation will continue to work with the appropriate supplier or servicer to ensure all such systems will be rendered compliant in a timely manner, with minimal expense to the Corporation or disruption of the Corporation's operations. All of the identified computer systems affected by the Year 2000 issue are currently in the renovation or implementation phase of the process of becoming Year 2000 compliant. As a contingency plan, however, the Corporation has determined that, if the Corporation's systems fail, the Corporation would implement manual systems until such systems could be re-established. The Corporation does not anticipate that such short-term manual systems would have a material adverse affect on the its operations. At this time, however, the expense that may be incurred by the Corporation in connection with system failure to the Year 2000 issue cannot be determined.

In addition to the possible issues related to its own systems, the Corporation could incur losses if loan payments are delayed due to Year 2000 problems affecting any of the Corporation's significant borrowers or impairing the payroll systems of large employers in the Corporation's primary market area. Because the Corporation's loan portfolio is highly diversified with regard to individual borrowers and types of businesses, and the Corporation's primary market area is not significantly dependent on one employer or industry, the Corporation does not expect that any significant or prolonged Year 2000 related difficulties will affect net earnings or cash flow. At this
--------------------------------------------------------------------------------

                          COMMERCIAL BANCSHARES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------
time, the expense that may be incurred by the Corporation in connection with Year 2000 issues confronting its customers cannot be determined.

MANAGEMENT CHANGES

During the month of September 1999, two major changes occurred in the management of the company.

Raymond E. Graves, who served as the President and Chief Executive Officer for The Commercial Savings Bank for approximately four years, has taken the full time position as President and Chief Executive Officer for the corporation, Commercial Bancshares, Inc. Under his new charge, the President of The Commercial Savings Bank reports directly to Graves, and Graves is charged with the supervision of all affiliates, at this time being The Commercial Savings Bank and Advantage Finance, Inc. Advantage is a subsidiary of the bank financially but will report managerially as an affiliate of the holding company. Graves is further charged with exploring other opportunities that may enhance the shareholder's value and will concentrate much of his efforts on the value of the stock of the corporation.

James A. Deer, who served as the Executive Vice President for The Commercial Savings Bank for six years, and worked for the bank for a total of 15 years, has moved forward to President and CEO of the bank. He is charged with the responsibility for the day to day operations of the bank, the holding company's major affiliate.

Both men have been offered employment contracts for a one year renewal period of time, which are under advisement. It is believed by the board of directors that these contracts, in part, prohibit these men, should they leave the employ of the company, from working in the financial field in any county of which our company has an office or any contiguous county. It is believed by the board of directors that these contracts are in the best interest of the shareholders.

                           COMMERCIAL BANCSHARES, INC.
                                    FORM 10-Q
                        Quarter ended September 30, 1999
                           PART II - OTHER INFORMATION

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


                                        COMMERCIAL BANCSHARES, INC.
                                        ---------------------------
                                        (Registrant)




Date: November 12, 1999                 /s/ Raymond E. Graves
      --------------------------        -------------------------------------
                                        (Signature)
                                        Raymond E. Graves
                                        President and Chief Executive Officer




Date: November 12, 1999                 /s/ Alicia A. Wagenblast
      --------------------------        ----------------------------------
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