Form 10-K
period 1999-12-31
COMMERCIAL BANCSHARES INC \OH\
filed 2000-03-29
CIK 1009976

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark one)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999


   [ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 For the transition period from        to

                           Commission File No. 0-27894

                           COMMERCIAL BANCSHARES, INC.
                           ---------------------------
                       (Name of Registrant in Its Charter)

           OHIO                                                  34-1787239
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

118 S. SANDUSKY AVENUE UPPER SANDUSKY, OHIO                        43351
-------------------------------------------                      ----------
  (Address of principal executive offices)                       (Zip code)

                                 (419) 294-5781
                        -------------------------------
                        (Registrant's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
      None

Securities registered under Section 12(g) of the Exchange Act:

Common Shares, no par value
---------------------------
     (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

At March 14, 2000, the aggregate market value of the voting stock held by nonaffiliates of the registrant, based on a share price of $26.75 per share (such price being the average of the bid and asked prices on such date) was $28,023,567.50.

At March 14, 2000, there were issued and outstanding 1,047,610 of the registrant's Common Shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's 1999 Annual Report to Shareholders is incorporated by reference into Part I and Part II of this Form 10-K Portions of Registrant's Definitive Proxy Statement for the April 12, 2000 Annual Meeting of Shareholders is incorporated by reference into Part III of this Form 10-K.

                                      INDEX

                                    FORM 10-K

                                                                                                               Page
                                                                                                               ----
PART I
------

      ITEM 1.     Description of Business                                                                         3

      ITEM 2.     Properties                                                                                      5

      ITEM 3.     Legal Proceedings                                                                               6

      ITEM 4.     Submission of Matters to a Vote of Security Holders                                             6

PART II
-------

      ITEM 5.     Market for Common Equity and Related Shareholder Matters                                        6

      ITEM 6.     Selected Financial Data                                                                         6

      ITEM 7.     Management's Discussion and Analysis of Financial Condition                                     6
                  and Results of Operation

      ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk                                      7

      ITEM 8.     Financial Statements and Supplementary Data                                                     7

      ITEM 9.     Changes in and Disagreements with Accountants on                                                7
                  Accounting and Financial Disclosure

PART III
--------

      ITEM 10.    Directors and Executive Officers of the Registrant                                              7

      ITEM 11.    Executive Compensation                                                                          7

      ITEM 12.    Security Ownership of Certain Beneficial Owners and Management                                  7

      ITEM 13.    Certain Relationships and Related Transactions                                                  8


PART IV
-------

      ITEM 14.    List of Exhibits and Reports on Form 8-K                                                        8

SIGNATURES                                                                                                        9

EXHIBITS                                                                                                         10

--------------------------------------------------------------------------------
                                                                              2.

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

GENERAL

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

In May 1997, the Board of Directors approved the establishment of the Corporation's second wholly owned subsidiary, a consumer finance company, and thereby chartered a new Ohio corporation by the name of "Advantage Finance, Inc." (the "Finance Company"). On December 24, 1997, approval was granted by the Ohio Division of Financial Institutions for the Finance Company to do business in Ohio. On April 13, 1998 the Finance Company opened for business at 117 North Greenwood, Marion, Ohio providing finance company services to customers in the Marion area. In January 1999, the Corporation received regulatory approval from the Ohio Department of Financial Institutions to establish the Finance Company as a subsidiary of the Bank to facilitate its future operations.

Although wholly owned by the Corporation, the Bank functions as an independent community bank. The Bank was organized on April 20, 1920 as a state-chartered Bank and incorporated as "The Lewis Bank & Trust Corporation" under the laws and statutes of the State of Ohio. An amendment to the articles of incorporation on February 8, 1929 changed the name of the Bank to its present name. The Bank provides customary retail and commercial banking services to its customers, including acceptance of deposits for demand, savings and time accounts and servicing of such accounts; commercial, consumer and real estate lending, including installment loans, individual retirement accounts (IRA's), safe deposit facilities and night depository facilities. The Bank is a nonmember of the Federal Reserve System, is insured by the Federal Deposit Insurance Corporation and is regulated by the Ohio Division of Financial Institutions.

The Bank grants residential, installment and commercial loans to customers located primarily in the Ohio counties of Wyandot, Marion and Hancock and the surrounding area. Commercial loans are primarily variable rate and include operating lines of credit and term loans made to small businesses primarily based on the ability to repay the loan from the cash flow of the business. Such loans are typically secured by business assets, such as equipment and inventory, and occasionally by the business owner's personal residence. When the borrower is not an individual, the Bank generally obtains personal guarantees of the business owner. Commercial real estate loans are primarily secured by borrower-occupied business real estate, and are dependent on the ability of the related business to generate adequate cash flow to service the debt. Such loans primarily carry adjustable interest rates. Residential real estate loans are made with primarily fixed rates and are secured by the borrower's residence. Such loans are made based on the borrower's ability to make repayment from employment and other income. The Bank generally makes these loans in amounts of 95% or less of the value of collateral. An appraisal is obtained from a qualified real estate appraiser for substantially all loans secured by real estate. Construction loans are secured by residential and business real estate that primarily will be borrower-occupied upon completion. The Bank usually makes the permanent loan at the end of the construction phase. Installment loans to individuals include loans secured by automobiles and other consumer assets, including second mortgages on personal residences. Loans secured by automobiles are generated both by direct application from the customer and from the Bank's purchase of indirect retail installment contracts from the dealers. Credit card and overdraft protection loans are unsecured personal lines of credit to individuals. The Finance Company specializes in direct and indirect lending for consumer goods, 90-day and six-month same-as-cash loans, second mortgage and home equity loans, and installment loans.

--------------------------------------------------------------------------------
                                                                              3.

The general economic conditions in the Corporation's market area have been sound. Unemployment statistics have generally been consistent with the State of Ohio as a whole and real estate values have been stable to rising. The Corporation is not aware of any exposure to material costs associated with environmental hazardous waste cleanup. Bank loan procedures require state and federal environmental regulatory studies be obtained by Bank management before approving any commercial real estate loan with such potential risk.

The Corporation is anticipating pursuing opportunities to expand into other areas of the financial services industry, including, but not limited to, insurance underwriting, made available by the passage of the Financial Modernization Act of 1999.

COMPETITION IN FINANCIAL SERVICES

Both the Bank and the Finance Company compete for business in the tri-county market of Wyandot, Hancock and Marion Counties, Ohio. The Company's competitors for business come from two primary sources: large regional firms and independent community banks and thrifts. The Bank also competes, particularly for deposit dollars, with insurance companies, brokerage firms and investment companies. The Bank finds that it competes favorably with the large regional banks by its ability to maintain decision-making officers within branch locations rather than centralizing decision-making in a corporate headquarters. Competition with the independent community banks is enhanced by creating product niches so as not to resort solely to pricing as a means to attract business. Examples of the Bank's product niches include horse and cargo trailer financing, small-business lending and low-fee demand deposit accounts. The Finance Company has found a niche in indirect financing of retail consumer goods from regional retailers.

EMPLOYEES

Currently the Bank has 101 full-time employees and 18 part-time employees and the Finance Company has 7 full-time employees and 1 part-time employee. Directors and Officers of the Corporation are also employees of the Bank and have been included in these totals. The Corporation does not have any full- or part-time employees.

SUPERVISION AND REGULATION

REGULATION OF THE CORPORATION: The Corporation is a registered bank holding company organized under the laws of the State of Ohio on March 22, 1994. As such, the Corporation is subject to the laws of the State of Ohio and is under the jurisdiction of the Securities Act of 1933, as amended, and various Securities and Exchange Commission rules and regulations relating to the offering and sale of its securities. The Corporation is also subject to regulation under the Bank Holding Company Act of 1956, as amended. The Federal Reserve Board regulates bank holding companies and may examine or inspect the books and records of the Corporation and the Bank.

The Corporation is not aware of any current recommendations by regulatory authorities that, if they were to be implemented, would have a material effect on the Corporation.

REGULATION OF THE BANK: The Bank is chartered in the State of Ohio and regulated by the Ohio Division of Financial Institutions. Further, the Federal Deposit Insurance Corporation insures the Bank's depositors. These regulatory agencies have the authority to examine the books and records of the Bank, and the Bank is subject to their rules and regulations.

REGULATION OF THE FINANCE COMPANY: The Finance Company is chartered in the State of Ohio and regulated by the Ohio Division of Financial Institutions, the Federal Deposit Insurance Corporation, and the Federal Reserve Board. These regulatory agencies have the authority to examine the books and records of the Finance Company and the Finance Company is subject to their rules and regulations.

--------------------------------------------------------------------------------
                                                                              4.

The following schedules present, for the periods indicated, certain financial and statistical information of the Corporation as required under the Securities and Exchange Commission's Industry Guide 3, or a specific reference as to the location of required disclosures in the Corporation's 1999 Annual Report to Shareholders (the "Annual Report"), which is included as Exhibit 13 to this document and incorporated herein by reference.

STATISTICAL DISCLOSURES

The following statistical information for 1999, 1998, and 1997, included in the Annual Report is incorporated herein by reference.

                                                                   Pages of Annual Report
                                                                   ----------------------
Distribution of Assets, Liabilities and Shareholders, Equity;      7-9
  Interest Rates and Interest Differential
Investment Portfolio                                               15
Loan Portfolio                                                     11
Summary of Loan Loss Experience                                    12-14
Deposits                                                           16
Return on Equity and Assets                                        4
Short-term Borrowings                                              21 and 32

ITEM 2 - PROPERTIES

The Corporation's headquarters and the Bank's main office are located at 118 South Sandusky Avenue, Upper Sandusky, Ohio, in Wyandot County. The building is used exclusively by the Corporation and the Bank.

All of the offices listed below are owned by the Bank and are free and clear of any encumbrances:

           Location                                  Description
           --------                                  -----------
1.   Main Office                        Two story building built in the early 1900's
     118 S. Sandusky Ave.               and remodeled in 1991.
     Upper Sandusky, Ohio 43351
--------------------------------------------------------------------------------------
2.   Carey Office                       One story building built and opened in 1973.
     128 S. Vance Street
     Carey, OH 43316
--------------------------------------------------------------------------------------
3.   Harpster Office                    One story building purchased in 1978.
     17480 Cherokee Street
     Harpster, OH 43323
--------------------------------------------------------------------------------------
4.   North Drive-In Office              One story drive in office opened in 1981.
     400 N. Sandusky Avenue
     Upper Sandusky, OH 43351
--------------------------------------------------------------------------------------
5.   Marion Barks Road Office           One story building purchased, renovated,
     170 Barks Road East                and opened in 1988.
     Marion, OH 43302
--------------------------------------------------------------------------------------
6.   Findlay Tiffin Avenue Office       One story building purchased from Savings
     1600 Tiffin Avenue                 of America in 1992.  The building was
     Findlay, OH 45840                  renovated in 1999 to add additional offices.
--------------------------------------------------------------------------------------
7.   Marion Jamesway Office             One story building constructed and opened
     279 Jamesway                       in 1997.
     Marion, OH 43302
--------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                                                              5.

8.   Bellefontaine Office               One story building purchased, renovated,
     1245 Bellefontaine Ave.            and opened in 1999.
     Marion, OH 43302
--------------------------------------------------------------------------------------
9.   Findlay Lincoln Street Office      One story building purchased in 1999.
     1660 Tiffin Ave.                   The building is being renovated and is
     Findlay, OH 45840                  scheduled to open mid-year 2000.
--------------------------------------------------------------------------------------

The Bank also operates an intermittent office inside the Rotary Towers Nursing Facility in Marion, Ohio, which was opened in 1991. The Bank's Lincoln Street building will be used as a banking office and to house the Bank's Real Estate Mortgage Department.

The Finance Company operates two offices, both of which are leased on a month to month basis. The addresses of these offices are 117 North Greenwood, Suite 7, Marion, Ohio and 1239 Bellefontaine Avenue, Marion, Ohio. The Bellefontaine office is leased from the Bank.

The Bank considers its physical properties to be in good operating condition (subject to reasonable wear and tear) and suitable for the purposes for which they are being used. All properties owned by the Bank are free and clear of any encumbrances and are adequately insured.

ITEM 3 - LEGAL PROCEEDINGS

There is no pending litigation, other than routine litigation incidental to the business of the Corporation and Bank, of a material nature involving or naming the Company or Bank as a defendant. Further, there are no material legal proceedings in which any director, officer, principal shareholder, affiliate of the Corporation, or security holder owning five percent of the Corporation's common stock; or any associates of such persons is a party or has a material interest that is adverse to the Corporation or Bank. None of the routine litigation in which the Company or Bank is involved is expected to have a material adverse impact on the financial position or results of operations of the Corporation or Bank.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 1999.

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND  RELATED SHAREHOLDER MATTERS

The information set forth under the heading "Shareholder Information" on page 42 of the Annual Report is incorporated herein by reference.

ITEM 6 -  SELECTED FINANCIAL DATA

The information set forth under the heading "Comparative Summary of Selected Financial Data" on pages 3 and 4 of the Annual Report is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The information set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 5 through 19, inclusive, of the Annual Report is incorporated herein by reference.

--------------------------------------------------------------------------------
                                                                              6.

ITEM 7A -  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth under the heading "Quantitative and Qualitative Disclosures about Market Risk" on pages 18 and 19 of the Annual Report to Shareholders is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information contained in the consolidated financial statements and related notes and the report of independent auditors thereon, on pages 20 through 41, inclusive, of the Annual Report to Shareholders is incorporated herein by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No changes in or disagreements with the Corporation's independent accountants on accounting and financial disclosure have occurred.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning Directors and Executive Officers of the Corporation appears on pages 4 through 9 inclusive under the captions "Family Relationships", "Election of Directors", "Executive Officers" and "Section 16
(a) Beneficial Ownership Reporting Compliance" in the Corporation's Definitive Proxy Statement dated March 10, 2000 for the Annual Meeting of Shareholders to be held on April 12, 2000 and is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

Information concerning executive compensation appears on pages 3 and 10 through 16, inclusive, under the captions "Compensation of Directors", "Report of the Executive Compensation Committee of the Board of Directors on Executive Compensation", "Compensation Committee Interlocks and Insider Participation in Compensation Decisions", "Executive Compensation", "Deferred Compensation Plan", "Executive Incentive Stock Option Plan", "Supplemental Executive Retirement Plan", and "Performance Graph" in the Corporation's Definitive Proxy Statement dated March 10, 2000 for the Annual Meeting of Shareholders to be held on April 12, 2000 and is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning security ownership of certain beneficial owners and management is contained on pages 2 and 5 through 7 under the captions "Voting Securities and Principal Holders Thereof" and "Information Relating to Nominees and other Directors" in the Corporation's Definitive Proxy Statement dated March 10, 2000 for the Annual Meeting of Shareholders to be held on April 12, 2000 and is incorporated herein by reference.
--------------------------------------------------------------------------------
                                                                              7.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions is contained on page 4 under the caption "Related Transactions" in the Corporation's Definitive Proxy Statement dated March 10, 2000 for the Annual Meeting of Shareholders to be held on April 12, 2000 and is incorporated herein by reference.

ITEM 14 - LIST OF EXHIBITS AND REPORTS ON FORM 8-K

(a)    EXHIBITS

Exhibit Number    Description of Document
--------------    ----------------------
3.1               Amended Articles of Incorporation of the Corporation
                  (incorporated by reference to Registrant's Form 8-K dated April 27, 1995)

3.2               Code of Regulations of the Corporation
                  (incorporated by reference to Registrant's Form 8-K dated April 27, 1995)

4                 Form of Certificate of Common Shares of the Corporation
                  (incorporated by reference to Registrant's Form 8-K dated April 27, 1995)

10                Material Contracts
                  (incorporated by reference to Registrant's Forms S-8 dated August 1, 1997 and March 17, 1999)

13                Annual Report to Shareholders for the Year Ended 1999

21                Subsidiaries of the Registrant

23.1              Consent of Crowe, Chizek and Company, LLP

23.2              Consent of Shumaker, Loop & Kendrick, LLP
                  (incorporated by reference to Registrant's Forms S-8 dated
                  August 1, 1997 and March 17, 1999)

27                Financial Data Schedule

     All of such previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-K. Such documents are available to shareholders without charge upon request from the Issuer.

(b)    REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the last quarter of the period covered by this report.

--------------------------------------------------------------------------------
                                                                              8.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the under signed, thereunto duly authorized.

     March 29, 2000                  COMMERCIAL BANCSHARES, INC.
----------------------------
           Date

                                     By:  /s/RAYMOND E. GRAVES
                                        -----------------------------
                                        Raymond E. Graves, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2000.


            Signatures                                                        Signatures
            ----------                                                        ----------
     /s/RAYMOND E. GRAVES                                                 /s/EDWIN G. EMERSON
---------------------------------------                             ---------------------------------------
Raymond E. Graves                                                   Edwin G. Emerson
President (Principal Executive Officer)                             Director
and Director

     /s/JAMES A. DEER                                                    /s/HAZEL FRANKS
---------------------------------------                             ---------------------------------------
James A. Deer                                                       Hazel Franks
Secretary, Principal Financial Officer, Principal                   Director
Accounting Officer and Director


     /s/RICHARD SHEAFFER                                                  /s/DEBORAH J. GRAFMILLER
---------------------------------------                             ---------------------------------------
Richard Sheaffer                                                    Deborah J. Grafmiller
Director, Chairman of the Board                                     Director


     /s/DANIEL E. BERG                                                    /s/MICHAEL A. MASTRO
---------------------------------------                             ---------------------------------------
Daniel E. Berg                                                      Michael A. Mastro
Director                                                            Director


     /s/LOREN H. DILLON                                                   /s/WILLIAM E. RUSE
---------------------------------------                             ---------------------------------------
Loren H. Dillon                                                     William E. Ruse
Director                                                            Director


     /s/MARK DILLON                                                       /s/DOUGLAS C. SMITH
---------------------------------------                             ---------------------------------------
Mark Dillon                                                         Douglas C. Smith
Director                                                            Director

--------------------------------------------------------------------------------
                                                                              9.

                                INDEX TO EXHIBITS

                                                                                           Page
                                                                Reference to             Number in
                                                                Prior Filing or            This
                                                                Exhibit Number           Form 10-K
Exhibit Number    Description of Document                       Attached Hereto            Report
--------------    -----------------------                       ---------------          ---------
3.3               Amended Articles of Incorporation                     1              Not Applicable
                  of the Corporation

3.4               Code of Regulations of                                2              Not Applicable
                  the Corporation

4                 Form of Certificate of Common Shares                  3              Not Applicable
                  of the Corporation

10                Material Contracts                                    4              Not Applicable

13                Annual Report to Shareholders                         5                     11
                  for the Year Ended 1999

21                Subsidiaries of the Registrant                        6                     54

23.1              Consent of Crowe, Chizek and Company LLP              7                     55

23.2              Consent of Shumaker, Loop & Kendrick, LLP             8              Not Applicable

27                Financial Data Schedule                               9                     56

--------------------------------------------------------------------------------
                                  (Continued)