Form 10-Q/A
period 1999-03-31
COMMERCIAL BANCSHARES INC \OH\
filed 2000-05-11
CIK 1009976

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                FORM 10-Q / A
                        Amendment No. 1 to Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For Quarterly Period ended March 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________ to ____________.

                       Commission File Number 0-27894

                         COMMERCIAL BANCSHARES, INC.
      (Exact name of small business issuer as specified in its charter)

               Ohio                                        34-1787239
 (State or other jurisdiction of                         (IRS Employer
  incorporation or organization)                       Identification No.)

           118 South Sandusky Street, Upper Sandusky, Ohio  43351
                  (Address of principal executive offices)

                               (419) 294-5781
                         (Issuer's telephone number)

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


                         COMMERCIAL BANCSHARES, INC.

                                    INDEX

                                                                       Page
                                                                       ----

PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Balance Sheets                                  3.

           Consolidated Statements of Income                            4.

           Condensed Consolidated Statements of Changes
            in Shareholders' Equity                                     5.

           Consolidated Statements of Cash Flows                        6.

           Notes to Consolidated Financial Statements                   7.

  Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations              13.

PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings                                           17.

  Item 2.  Changes in Securities and Use of Proceeds                   17.

  Item 3.  Defaults Upon Senior Securities                             17.

  Item 4.  Submission of Matters to a Vote of Security Holders         17.

  Item 5.  Other Information                                           17.

  Item 6.  Exhibits and Reports on Form 8-K                            17.

SIGNATURES                                                             18.


                         COMMERCIAL BANCSHARES, INC.

                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

Item 1.  Financial Statements

                                             March 31,        December 31,
                                               1999               1998
                                             ---------        ------------

ASSETS
Cash and cash equivalents                   $  7,069,227      $  6,692,802
Securities available for sale                 36,487,428        38,256,547
Total loans                                  165,783,967       158,637,114
Allowance for loan losses                     (1,244,686)       (1,182,848)
                                            ------------------------------
   Loans, net                                164,539,281       157,454,266
Premises and equipment, net                    4,160,939         3,957,927
Other real estate, net                           885,000           921,500
Accrued interest receivable                    1,160,845         1,054,578
Other assets                                   2,627,946         2,066,112
                                            ------------------------------

      Total assets                          $216,930,666      $210,403,732
                                            ==============================

LIABILITIES
Deposits
  Noninterest-bearing demand                $ 15,495,045      $ 16,800,775
  Interest-bearing demand                     39,225,079        39,985,521
  Savings and time deposits                   98,645,292        94,178,037
  Time deposits $100,000 and greater          27,256,264        22,133,462
                                            ------------------------------
      Total deposits                         180,621,680       173,097,795
Accrued interest payable                         445,598           422,085
Borrowed funds                                18,070,115        19,220,000
Other liabilities                                774,463           616,224
                                            ------------------------------
      Total liabilities                      199,911,856       193,356,104
                                            ------------------------------

SHAREHOLDERS' EQUITY
Common stock (no par value; 4,000,000
 shares authorized; 1,049,999 and
 1,043,481 and shares issued in 1999
 and 1998)                                     7,981,859         7,963,870
Retained earnings                              9,119,098         8,940,775
Unrealized loss on securities available
 for sale                                        (82,147)          142,983
                                            ------------------------------
      Total shareholders' equity              17,018,810        17,047,628
                                            ------------------------------

      Total liabilities and shareholders'
       equity                               $216,930,666      $210,403,732
                                            ==============================

             See notes to the consolidated financial statements.


                         COMMERCIAL BANCSHARES, INC.

                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                                                    Three Months Ended
                                                         March 31,
                                                --------------------------
                                                   1999            1998
                                                   ----            ----

Interest income
  Interest and fees on loans                    $3,485,331      $2,760,754
  Interest on securities
    Taxable                                        287,280         362,870
    Nontaxable                                     165,291         191,126
  Other interest income                             13,274
                                                --------------------------
      Total interest income                      3,951,176       3,314,750
                                                --------------------------

Interest expense
  Interest on deposits                           1,725,305       1,695,336
  Interest on other borrowings                     172,898           9,361
                                                --------------------------
      Total interest expense                     1,898,203       1,704,697

Net interest income                              2,052,973       1,610,053

Provision for loan losses                          151,900          75,000
                                                --------------------------

Net interest income after provision for
 loan losses                                     1,901,073       1,535,053
                                                --------------------------

Other income
  Service fees and overdraft charges               235,711         152,778
  Security gains, net                               30,101           3,733
  Loan sale gains, net                              29,682          14,093
  Other income                                     147,194          48,998
                                                --------------------------
      Total other income                           442,688         219,602
                                                --------------------------

Other expense
  Salaries and employee benefits                   847,785         619,188
  Occupancy, furniture and equipment               195,706         141,129
  State taxes                                       71,890          70,874
  Data processing                                  121,150         140,813
  Other operating expense                          585,051         346,332
                                                --------------------------
      Total other expense                        1,821,582       1,318,336
                                                --------------------------

Income before federal income taxes                 522,179         436,319

Income tax expense                                 144,355          86,400
                                                --------------------------

Net income                                      $  377,824      $  349,919
                                                ==========================

Basic earnings per common share                 $      .36      $      .34
                                                ==========================

Diluted earnings per common share               $      .36      $      .33
                                                ==========================

             See notes to the consolidated financial statements.


                         COMMERCIAL BANCSHARES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                           IN SHAREHOLDERS' EQUITY
                                 (Unaudited)

                                                   Three Months Ended
                                                        March 31,
                                              ----------------------------
                                                  1999             1998
                                                  ----             ----

Balance at beginning of period                $17,047,628      $15,688,343

Comprehensive income:
  Net income                                      377,824          349,919
  Change in net unrealized gain (loss)
   on securities available for sale,
   net of reclassification and tax effects       (225,131)         (99,873)
                                              ----------------------------
      Total comprehensive income                  152,693          250,046

Stock options exercised                            17,989           39,143

Dividends paid                                   (199,500)
                                              ----------------------------

Balance at end of period                      $17,018,810      $15,977,532
                                              ============================

             See notes to the consolidated financial statements.


                         COMMERCIAL BANCSHARES, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                  Three Months Ended
                                                       March 31,
                                           -------------------------------
                                                1999               1998
                                                ----               ----

Net cash used by operating activities      $ (1,502,156)      $  2,637,079

Investing activities
  Securities available for sale
    Purchases                                (4,186,172)       (16,336,413)
    Maturities and repayments                 1,587,431          1,956,905
    Sales                                     4,023,616          9,543,345
  Net change in loans                        (5,384,726)         7,278,229
  Bank premises and equipment
   expenditures                                (354,057)           (14,488)
                                           -------------------------------
      Net cash used by investing
       activities                            (4,313,908)         2,427,578
                                           -------------------------------

Financing activities
   Net change in deposits                     7,523,885         (2,217,039)
   Net change in other borrowings            (1,149,885)        (3,030,000)
   Stock options exercised                       17,989             39,143
   Dividends paid                              (199,500)
                                           -------------------------------
      Net cash from financing activities      6,192,489         (5,207,896)
                                           -------------------------------

Net change in cash and cash equivalents         376,425           (143,239)

Cash and cash equivalents at beginning
 of period                                    6,692,802          7,111,986
                                           -------------------------------

Cash and cash equivalents at end of
 period                                    $  7,069,227       $  6,968,747
                                           ===============================

Supplemental disclosures
  Cash paid during the period for
    Interest                               $  1,696,792      $  1,693,563
    Income taxes                                 65,000           215,000

             See notes to the consolidated financial statements.


                         COMMERCIAL BANCSHARES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reason for Amendment: This amended Form 10-Q reflects an adjustment which reduces interest and fees on loans by $206,000, reduces net income by $136,000 and reduces corresponding earnings per share by $.12 from amounts
previously reported for the quarter ended March 31, 1999.   The adjustment
reflects the correction of an error in recording interest on mortgage loans, which occurred during the Bank's conversion to a new data processing system in the first quarter of 1999. Management believes this error was an
isolated instance.   Revised review procedures are now in place to detect
such items on a more timely basis. The effects of this adjustment were included in the Company's annual repot to shareholders for the year ended December 31, 1999.

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

NOTE 2 - SECURITIES

Securities as of March 31, 1999 and December 31, 1998 are as follows:

                                                               March 31, 1999
                                          ---------------------------------------------------------
                                                            Gross         Gross
                                           Amortized      Unrealized    Unrealized         Fair
                                              Cost          Gains         Losses           Value
                                           ---------      ----------    ----------         -----

Securities available for sale
  Obligations of federal agencies         $ 1,607,233                    $  18,392      $ 1,588,841
  Obligations of state and political
   subdivisions                            14,309,287      $210,813         59,225       14,460,875
  Corporate bonds                           1,001,927             0         12,504          989,423
  Mortgage-backed securities               18,679,151           459        245,616       18,433,994
                                          ---------------------------------------------------------
      Total debt securities                35,597,598       211,272        335,737       35,473,133
  Equity investments                        1,014,295             0              0        1,014,295
                                          ---------------------------------------------------------
      Total securities                    $36,611,893      $211,272      $ 335,737      $36,487,428
                                          =========================================================

                                                             December 31, 1998
                                          ---------------------------------------------------------
                                                            Gross         Gross
                                           Amortized      Unrealized    Unrealized         Fair
                                              Cost          Gains         Losses           Value
                                           ---------      ----------    ----------         -----

Securities available for sale
  Obligations of federal agencies         $ 2,618,533      $ 10,552                     $ 2,629,085
  Obligations of state and political
   subdivisions                            13,163,346       380,141      $  (4,297)      13,539,190
  Corporate bonds                           1,956,732         3,281         (3,100)       1,956,913
  Mortgage-backed securities               19,355,335        25,084       (195,020)      19,185,399
                                          ---------------------------------------------------------
      Total debt securities                37,093,946       419,058       (202,417)      37,310,587
  Equity investments                          945,960                                       945,960
                                          ---------------------------------------------------------
      Total securities                    $38,039,906      $419,058      $(202,417)     $38,256,547
                                          =========================================================

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

                                                                  Estimated
                                                Amortized           Fair
                                                   Cost             Value
                                                ---------         ---------

Securities available for sale
  Due in one to five years                     $ 2,384,058      $ 2,375,165
  Due in five to ten years                       8,144,587        8,159,378
  Due after ten years                            6,389,802        6,504,596
  Mortgage-backed securities                    18,679,151       18,433,994
                                               ----------------------------

      Total debt securities available
       for sale                                $35,597,598      $35,473,133
                                               ============================

Sales of available-for-sale securities during the three months ended March 31, 1999 and 1998 were:

                                                    1999            1998
                                                    ----            ----

Proceeds                                         $4,023,616      $9,543,345
Gross gains                                          31,740          61,351
Gross losses                                          1,639          57,618

Securities with a carrying value of approximately $16,382,279 at March 31, 1999 and $9,731,000 at December 31, 1998 were pledged to secure deposits and for other purposes.

NOTE 3 - LOANS

Loans at March 31, 1999 and December 31, 1998 were as follows:

                                         March 31, 1999   December 31, 1998
                                         --------------   -----------------

Commercial and other loans                $ 76,796,432      $ 79,168,621
Real estate loans                           32,804,668        30,739,831
Consumer and credit card                    49,466,116        42,012,388
Home equity loans                            6,716,751         6,716,274
                                          ------------------------------
   Total loans                            $165,783,967      $158,637,114
                                          ==============================

The subsidiary Bank is an authorized seller/servicer for the Federal Home Loan Mortgage Corporation (FHLMC). Loans sold to FHLMC for which the Bank has retained servicing totaled $49,940,124 and $46,931,540 at March 31, 1999 and December 31, 1998. Real estate loans originated and held for sale at March 31, 1999 and December 31, 1998 totaled $4,128,615 and $2,276,000.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

A summary of activity in the allowance for loan losses for the three months ended March 31, 1999 and 1998 is as follows:

                                                   1999            1998
                                                   ----            ----

Balance - January 1                             $1,182,848      $1,075,385
Loans charged off                                 (124,766)       (160,181)
Recoveries                                          34,704          20,375
Provision for loan losses                          151,900          75,000
                                                --------------------------

Balance - March 31                              $1,244,686      $1,010,579
                                                ==========================

Information regarding impaired loans is as follows:

                                        March 31, 1999   December 31, 1998
                                        --------------   -----------------

Balance of impaired loans                  $421,851         $1,068,036

Less portion for which no allowance
 for loan losses is allocated                     0                  0
                                           ---------------------------

Portion of impaired loan balance for
 which an allowance for loan losses
 is allocated                              $421,851         $1,068,036
                                           ===========================

Portion of allowance for loan losses
 allocated to the impaired loan balance    $ 84,370         $  213,607
                                           ===========================

Information regarding impaired loans is as follows for the period ended:

                                         March 31, 1999   December 31, 1998
                                         --------------   -----------------

Average investment in impaired loans       $744,944         $1,237,532

Interest income recognized on impaired
 loans                                           --                 --

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

The following is a summary of commitments to extend credit at March 31, 1999 and December 31, 1998:

                                                March 31,      December 31,
                                                  1999             1998
                                                ---------      ------------

Fixed rate                                    $ 1,519,189      $ 2,518,000
Variable rate                                  27,107,614       29,107,000
                                              ----------------------------

                                              $28,626,803      $31,625,000
                                              ============================

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


                         COMMERCIAL BANCSHARES, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion focuses on the consolidated financial condition the Corporation at March 31, 1999, compared to December 31, 1998, and the consolidated results of operations for the quarterly period ending March 31, 1999 compared to the same period in 1998. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements and related footnotes.

The Corporation is not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on the liquidity, capital resources or operations except as discussed herein. Also, the Corporation is not aware of any current recommendations by regulatory authorities that would have such effect if implemented.

FINANCIAL CONDITION

Total assets increased by $6,526,934 or 3.10% from December 31, 1998 to March 31, 1999. The increase in the loan portfolio was the primary reason for this increase and is discussed below.

Gross loans increased $7,146,853 or 4.51% during the first three months of 1999. Increases occurred in real estate and installment portfolios, which combined to increase $9,518,565 or 13.08% during the first three months of 1999. The Bank experienced significant rate competition in the commercial lending area from larger, megabank institutions and strategically decided not to negatively impact net interest margin by offering comparable rates. The increase in the installment portfolio was due to growth in the indirect loan business, specifically financing of horse trailer and consumer farm equipment. The Bank has a partnering relationship with a Denver-based organization, whereas the Bank purchases horse trailer loan accounts on a national and local basis. Advantage has performed a "partnering" with Quality Farm and Fleet ("QFF") stores whereas Advantage has the first right of financing of all consumer large ticket items. Large ticket items are considered those items of which have a retail cost exceeding three hundred dollars. Advantage is reserving all QFF loans approved at a four- percent reserve for bad debts. Advantage is currently involved in two periods per year whereas the buyers of the consumer goods receive no interest or payments for the first six months of the contract. We estimate that over 60% of these loans will go beyond the six-month period. Further all of these accounts are purchased at a discount of two percent.

Total deposits increased $7,523,885, or 4.3%, during the first three months of 1999. Noninterest bearing deposits decreased $1,305,730 for the period ended March 31, 1999.

The Bank will, from time to time, use advances from Federal Home Loan Bank to fund loans. This is another source of funds at what may be a lower cost for the Bank and thereby decrease the Bank's funding cost. These funds can be employed for a specific time period and thus reduce the Bank's dependency on consumer and business deposits.

RESULTS OF OPERATIONS

This amended Form 10-Q reflects an adjustment which reduces interest and fees on loans by $206,000, reduces net income by $136,000 and reduces corresponding earnings per share by $.12 from amounts previously reported
for the quarter ended March 31, 1999.   The adjustment reflects the
correction of an error in recording interest on mortgage loans, which occurred during the Bank's conversion to a new data processing system in the first quarter of 1999. Management believes this error was an isolated
instance.   Revised review procedures are now in place to detect such items on a more timely basis. The effects of this adjustment were included in the Company's annual repot to shareholders for the year ended December 31, 1999.

Net income for the three-month period ending March 31, 1999 was $377,824 compared to $349,919 during the same period in 1998. Diluted earnings per share increased by $.03 per share for the three-month period ending March 31, 1999 as compared to the same period in 1998. Discussed below are the major factors, which have influenced these, operating results.

Net interest income, the primary source of earnings, is the amount by which interest and fees on loans and investments exceed the interest cost of deposits and other borrowings obtained to fund them. Net interest income is affected by the volume and composition of interest-earning assets and interest-bearing liabilities as well as the level of noninterest-bearing demand deposits and shareholders' equity. Also impacting net interest income is the susceptibility of interest-earning assets and interest-bearing liabilities to changes in the general market level of interest rates. Management attempts to manage the repricing of assets and liabilities to achieve a stable level of net interest income and reduce the effect of significant changes in the market level of interest rates. This is accomplished through the pricing and promotion of various loan and deposit products as well as the active management of the Bank's portfolio of investment securities available for sale.

Interest income for the first quarter 1999 was $3,951,176 as compared to $3,314,750 during the same period 1998, an increase of $636,426. During the same period, interest expense increased $193,506 from $1,704,697 in 1998 to $1,898,203 in 1999. The main reason for this increase in interest income is the purchase of a six million-dollar portfolio of horse trailer loans from Mountain Parks Bank in July 1998. This relationship has increased interest income via the increased number of loans that have been approved. This portfolio is anticipated to continue and enjoy growth, low delinquencies, low charge-offs and market rates of return. This is considered a niche for the Bank to increase earnings for the Corporation.

The provision for loan loss increased $76,900 in the first quarter 1999 compared to 1998. This corresponds to the increase in the loan portfolio. Management has determined that the loan loss provision is adequate at March 31, 1999 through its analysis of specific problem loans, historical charge-off experience along with local and national economic trends. However, management expects to continue to increase the provision due to the expected growth of indirect loan originations, which have greater credit risk.

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

CAPITAL RESOURCES

Total shareholders' equity decreased $28,818 or 0.63% during the first quarter of 1999. Year-to-date net income of $377,824 increased equity, offset by a $225,131 decrease in the market value of the available-for-sale security portfolio. Shareholders' equity to total assets was 7.8% at March 31, 1999 compared to 8.1% at December 31, 1998. It is also note worthy that the Corporation has determined it is in the best interest of the shareholders to pay the stock or cash dividend quarterly, rather than the previous method of semi-annually. This is being done to get the dividend in the hand of the shareholders more rapidly and to assist in the marketability of the stock.

Banking regulations have established minimum capital requirements for banks including risk-based capital ratios and leverage ratios. Risk-based capital regulations require all banks to have a minimum total risk-based capital ratio of 8% with half of the capital composed of core capital. Minimum leverage ratio requirements range from 3% to 5% of total assets. Core capital, or Tier 1 capital, includes common equity, perpetual preferred stock and minority interests that are held by others in consolidated subsidiaries minus intangible assets. Supplementary capital, or Tier 2 capital, includes core capital and such items as mandatory convertible securities, subordinated debt and the allowance for loans and lease losses, subject to certain limitations. Qualified Tier 2 capital can equal up to 100% of an institution's Tier 1 capital with certain limitations in meeting the total risk-based capital requirements. At March 31, 1999, the Bank's leverage ratio was 8.0% and the risk-based capital ratio was in excess of 11.4%, both of which exceeded the minimum regulatory requirements.

LIQUIDITY

Liquidity management for the Bank centers on the assurance that funds are available to meet the loan and deposit needs of its customers and the Bank's other financial commitments.

Cash and cash equivalents at March 31, 1999 and December 31, 1998 stood at $7,069,227 and $6,692,802. Refer to the Statement of Cash Flows contained within this report.

A standard measure of liquidity is the relationship of loans to deposits and borrowed funds. Lower ratios indicate greater liquidity. At March 31, 1999 and December 31, 1998, the ratio of loans to deposits and borrowed funds was 83.4% and 82.5%, considered an acceptable level of liquidity by management.


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

Item 6 -  Exhibits and Reports on Form 8-K:
          (a) Exhibit 11, Statement re computation of per share earnings (reference is hereby made to Note 1 to the Consolidated Financial Statements on page 8 hereof.).

          Exhibit 27, Financial Data Schedule.

          (b) Form 8-K was filed on February 9, 1999 disclosing the change of the charter of Advantage to a wholly owned finance company subsidiary of the Bank and the approval for a new branch of the Bank.


                         COMMERCIAL BANCSHARES, INC.

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      COMMERCIAL BANCSHARES, INC.
                                      ------------------------------------
                                      (Registrant)


Date:                                 /s/ Raymond E. Graves
                                      ------------------------------------
                                      (Signature)
                                      Raymond E. Graves
                                      President and Chief Executive Officer


Date:                                 /s/ Patrick S. Smith
                                      ------------------------------------
                                      (Signature)
                                      Patrick S. Smith
                                      Vice President and Chief Financial
                                      Officer


                         COMMERCIAL BANCSHARES, INC.

                              Index to Exhibits

Exhibit 11, Statement re: computation of per share earnings (reference is hereby made to Note 1 to the Consolidated Financial Statements on page 8 hereof).

Exhibit 27, Financial Data Schedule.