Form 10-Q
period 2000-03-31
COMMERCIAL BANCSHARES INC \OH\
filed 2000-05-15
CIK 1009976

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For Quarterly Period ended March 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________ to __________.

                       Commission File Number 0-27894

                         COMMERCIAL BANCSHARES, INC.
                         ---------------------------
      (Exact name of small business issuer as specified in its charter)

               Ohio                                  34-1787239
               ----                                  ----------
 (State or other jurisdiction of          (IRS Employer Identification No.)
  incorporation or organization)

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

                           Yes   [X]      No   [ ]

As of April 30, 2000, the latest practicable date, 1,047,610 shares of the issuer's common shares, $.01 par value, were issued and outstanding.


                         COMMERCIAL BANCSHARES, INC.

                                    INDEX

                                                                       Page
                                                                       ----

PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Balance Sheets                                   3

           Consolidated Statements of Income                             4

           Condensed Consolidated Statements of Changes in
            Shareholders' Equity                                         5

           Condensed Consolidated Statements of Cash Flows               6

           Notes to Consolidated Financial Statements                    7

  Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                8

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk   12

PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings                                            13

  Item 2.  Changes in Securities and Use of Proceeds                    13

  Item 3.  Defaults Upon Senior Securities                              13

  Item 4.  Submission of Matters to a Vote of Security Holders          13

  Item 5.  Other Information                                            13

  Item 6.  Exhibits and Reports on Form 8-K                             13

SIGNATURES                                                              14


                         COMMERCIAL BANCSHARES, INC.

                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                                   March 31,   December 31,
                                                     2000          1999
                                                   ---------   ------------
                                                      ($ in thousands)

ASSETS
Cash and cash equivalents                          $  6,598      $  7,124
Securities available for sale                        31,827        32,414
Total loans                                         201,078       204,773
Allowance for possible loan loss                     (1,506)       (1,499)
                                                   ----------------------
  Loans, net                                        199,572       203,274
Premises and equipment, net                           5,496         5,531
Accrued interest receivable                           1,433         1,276
Other assets                                          2,594         2,331
                                                   ----------------------

      Total assets                                 $247,520      $251,952
                                                   ======================

LIABILITIES
Deposits
  Noninterest-bearing demand                       $ 18,719      $ 18,203
  Interest-bearing demand                            39,737        39,576
  Savings and time deposits                         117,679       115,918
  Time deposits $100,000 and greater                 37,585        40,659
                                                   ----------------------
      Total deposits                                213,720       214,356
FHLB advances                                        14,000        18,640
Other borrowed funds                                  1,263           713
Accrued interest payable                                465           514
Other liabilities                                       659           516
                                                   ----------------------
      Total liabilities                             230,107       234,739
                                                   ----------------------

SHAREHOLDERS' EQUITY
Common stock, no par value; 4,000,000 shares
 authorized, 1,049,999 shares issued in 2000
 and 1999                                             8,056         8,056
Retained earnings                                    10,559        10,228
Treasury stock, 2,389 shares in 2000 and 1999           (74)          (74)
Accumulated other comprehensive income               (1,128)         (997)
                                                   ----------------------
      Total shareholders' equity                     17,413        17,213
                                                   ----------------------

      Total liabilities and shareholders'
       equity                                      $247,520      $251,952
                                                   ======================

See notes to the consolidated financial statements.


                         COMMERCIAL BANCSHARES, INC.

                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                                                         Three Months Ended
                                                              March 31,
                                                         ------------------
                                                          2000        1999
                                                          ----        ----
                                                          ($ in thousands)

Interest income
  Interest and fees on loans                             $4,468      $3,485
  Interest on securities:
    Taxable                                                 264         287
    Nontaxable                                              179         166
  Other interest income                                      10          13
                                                         ------------------
      Total interest income                               4,921       3,951
                                                         ------------------
Interest expense
  Interest on deposits                                    2,251       1,725
  Interest on borrowings                                    234         173
                                                         ------------------
      Total interest expense                              2,485       1,898
                                                         ------------------

Net interest income                                       2,436       2,053

Provision for loan losses                                    99         152
                                                         ------------------

Net interest income after provision for loan losses       2,337       1,901
                                                         ------------------

Other income
  Service fees and overdraft charges                        241         236
  Gains on sale of securities, net                           --          30
  Gains on sale of loans, net                                29          30
  Other income                                              103         147
                                                         ------------------
      Total other income                                    373         443
                                                         ------------------

Other expense
  Salaries and employee benefits                          1,040         848
  Occupancy, furniture and equipment                        220         196
  State taxes                                                76          72
  Data processing                                           129         121
  FDIC deposit insurance                                     18           8
  Professional fees                                          51          34
  Other operating expense                                   447         543
                                                         ------------------
      Total other expense                                 1,981       1,822
                                                         ------------------

Income before federal income taxes                          729         522
Income tax expense                                          198         144
                                                         ------------------

Net income                                               $  531      $  378
                                                         ==================

Basic earnings per common share                          $  .51      $  .36
                                                         ==================
Diluted earnings per common share                        $  .51      $  .36
                                                         ==================

See notes to the consolidated financial statements.


                         COMMERCIAL BANCSHARES, INC.

     CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (Unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                       --------------------
                                                         2000         1999
                                                         ----         ----
                                                          ($ in thousands)

Balance at beginning of period                         $17,213      $17,048

Comprehensive income:
  Net income                                               531          378
  Change in net unrealized gain (loss) on securities
   available for sale, net of reclassification
   and tax effects                                        (131)        (225)
                                                       --------------------
      Total comprehensive income                           400          153

Stock options exercised                                     --           18

Dividends paid                                            (200)        (200)
                                                       --------------------

Balance at end of period                               $17,413      $17,019
                                                       ====================

See notes to the consolidated financial statements.


                         COMMERCIAL BANCSHARES, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                      --------------------
                                                        2000         1999
                                                        ----         ----
                                                         ($ in thousands)

Operating activities
  Net income                                          $   531      $   378
  Adjustments                                           1,827       (1,980)
                                                      --------------------
      Net cash (used by)/from operating activities      2,358       (1,602)

Investing activities
  Securities available for sale
    Purchases                                            (339)      (4,186)
    Maturities and repayments                             795        1,587
    Sales                                                  --        4,024
  Net change in loans                                   1,694       (5,385)
  Bank premises and equipment expenditures               (108)        (354)
                                                      --------------------
      Net cash from/(used by) investing activities      2,042       (4,314)
                                                      --------------------

Financing activities
  Net change in deposits                                 (636)       7,623
  Net change in other borrowings                       (4,090)      (1,149)
  Stock options exercised                                  --           18
  Dividends paid                                         (200)        (200)
                                                      --------------------
      Net cash from financing activities               (4,926)       6,292
                                                      --------------------

Net change in cash and cash equivalents                  (526)         376

Cash and cash equivalents at beginning of period        7,124        6,693
                                                      --------------------

Cash and cash equivalents at end of period            $ 6,598      $ 7,069
                                                      ====================

Supplemental disclosures
  Cash paid during the period for:
    Interest                                          $ 2,534      $ 1,697
    Income taxes                                           --           65

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

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Corporation at March 31, 2000, and its results of operations and its cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances. The Annual Report for the Corporation for the year ended December 31, 1999, contains consolidated financial statements and related notes, which should be read in conjunction with the accompanying consolidated financial statements.

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

Earnings per Share:  Basic earnings per share is based on net income
divided by 1,047,610 and 1,049,614   weighted   average  shares
outstanding   during  the  periods  ended March 31, 2000 and 1999.  Diluted earnings per share reflect the effect of additional common shares issuable under stock options using the treasury stock method. The weighted average number of shares used for determining diluted earnings per share were 1,049,365 and 1,063,994 for the quarter ended March 31, 2000 and 1999.

Financial Statement Presentation: Some items in prior financial statements have been reclassified to confirm with the current presentation.

NOTE 2 - LOANS

Loans were as follows:                  March 31, 2000    December 31, 1999
                                        --------------    -----------------
                                                 ($ in thousands)

  Commercial and other loans               $ 81,733            $ 82,888
  Real estate loans                          35,577              33,439
  Consumer and credit card loans             73,980              75,318
  Home equity loans                           7,448               7,253
  Consumer finance loans                      4,340               5,875
                                           ----------------------------
      Total loans                          $201,078            $204,773
                                           ============================

The subsidiary Bank is an authorized seller/servicer for the Federal Home Loan Mortgage Corporation (FHLMC). At March 31, 2000 and December 31, 1999, loans sold to FHLMC for which the Bank has retained servicing totaled $71.5 million and $68.4 million, and real estate loans originated and held for sale totaled $624,000 and $2.6 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

INTRODUCTION

The following discussion focuses on the consolidated financial condition of Commercial Bancshares, Inc. at March 31, 2000, compared to December 31, 1999, and the consolidated results of operations for the quarterly period ending March 31, 2000 compared to the same period in 1999. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements and related footnotes.

The registrant is not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on the liquidity, capital resources or operations except as discussed herein. Also, the Corporation is not aware of any current recommendations by regulatory authorities that would have such effect if implemented.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties. When used herein, the terms "anticipates," "plans," "expects," "believes" and similar expressions as they relate to the Corporation or its management are intended to identify such forward-looking statements. The Corporation's actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, interest rate environment, competitive conditions in the financial services industry, changes in law, unforeseen business risks related to Year 2000 computer systems issues, government policies and regulations and rapidly changing technology affecting financial services.

FINANCIAL CONDITION

Total assets declined by $4.43 million from December 31, 1999 to March 31, 2000. The primary reason for the decrease in total assets was that total loans declined due to reductions in the Bank's indirect consumer loan portfolio, as discussed below.

Total loans decreased $3.7 million during the first three months of 2000. In particular, consumer loans generated by the Bank's finance subsidiary, Advantage Finance, Inc. ("Advantage"), decreased to $4.3 million as of March 31, 2000 from $5.9 million at December 31, 1999. These loans are originated through a relationship with a chain of garden and farm supply stores and are predominantly to borrowers outside of the Bank's traditional market area. A majority of the Advantage loans are originated on a six-month same as cash basis such that if the customers repay the loan within the first six months, no interest will be collected by Advantage. For the loans that repay within the first six months, Advantage's income is limited to a 2% discount received upon the initial purchase of these loans. Experience through the first eighteen months of this relationship has shown that approximately 43% of these loans are repaying within the first six months. With the majority of these purchases and the resultant loans being made from early spring to late summer, a significant amount of the loans in this portfolio will experience either payoffs or the initiation of regular payments during the winter months. Management anticipates increased volumes in this portfolio in the next few months as an unusually wet spring season subdued sales enjoyed during the first quarter of 1999. The Bank's other indirect loan business is based upon a relationship with a Denver-based organization, where the Bank purchases horse trailer loan accounts on a national basis. New loan originations from this source were halted in early 2000 due to the rapid growth in volume throughout 1999, which placed pressure on the Bank's capital ratios. Management endeavors to maintain these capital ratios above "well capitalized" levels as defined by the regulators. While management expects to continue this relationship at reduced volumes later in 2000, repayments of loans in this niche portfolio have caused a decline to $50.2 million at March 31, 2000 from $51.8 million at December 31, 1999.

The Bank's traditional, local market area direct loans increased $1.4 million during the first quarter of 2000. Real estate and home equity loans grew $2.3 million during the first three months of 2000 compared to growth of $2.1 million during the same period a year ago. Consumer and credit card loans, excluding the indirect business discussed above, increased $200,000 during the first quarter of 2000. Commercial loans experienced a seasonal decline of $1.1 million during the first three months of 2000 compared to a decline of $2.4 million during the same period in 1999.

Total deposits decreased $636,000 during the first quarter of 2000. Certificates of deposits of $100,000 or more constituted a large part of the funding for the 1999 indirect loan growth and therefore grew by $5.1 million during the first three months of 1999. By contrast, in 2000, management recognized the declining indirect loan portfolio and reduced the more costly large-balance deposits by $3.1 million during the first three months of 2000. Management's focus on a sales culture throughout its retail banking system continues to garner positive results. Demand deposits increased $677,000 during the first quarter of 2000 compared to a decline of $2.3 million during the same quarter in 1999.

Borrowed funds, in particular the more expensive variable rate Federal Home Loan Bank advances, were reduced by $4.6 million during the first quarter of 2000, also in response to the decline in the indirect loan portfolios. The Bank will, from time to time, use advances from the Federal Home Loan Bank to fund loan growth, such as is anticipated during the second quarter of 2000.

Total shareholders' equity increased $200,000 during the first three months of 2000. Net income of $531,000 was offset by $200,000 of dividends paid to shareholders and by a decline of $131,000 in the fair value of securities available for sale, net of tax. Shareholders' equity to total assets was 7.03% at March 31, 2000 compared to 6.83% at December 31, 1999.

RESULTS OF OPERATIONS

Net income for the three months ended March 31, 2000 was $531,000 compared to $378,000 during the same period in 1999. Diluted earnings per share increased to $.51 for the quarter ended March 31, 2000 from $.36 for the same period in 1999. Discussed below are the major factors that have influenced these operating results.

Net interest income, the primary source of earnings, is the amount by which interest and fees on loans and investments exceed the interest cost of deposits and borrowings obtained to fund them. The volume and composition of interest-earning assets and interest-bearing liabilities, as well as the level of noninterest-bearing demand deposits and shareholders' equity, affect net interest income. Also impacting net interest income is the susceptibility of interest-earning assets and interest-bearing liabilities to changes in the general market level of interest rates. Management attempts to manage the repricing of assets and liabilities so as to achieve a stable level of net interest income and reduce the effect of significant changes in the market level of interest rates. This is accomplished through the pricing and promotion of various loan and deposit products as well as the active management of the Bank's portfolio of securities available for sale and borrowed funds.

The following table provides an analysis of the average balances, yields and rates on interest-earning assets and interest-bearing liabilities.

                                                        Three Months Ended March 31,
                                       -----------------------------------------------------------------
                                                   2000                              1999
                                       -------------------------------   -------------------------------
                                       Average               Average     Average               Average
                                       balance   Interest   yield/rate   balance   Interest   yield/rate
                                       -------   --------   ----------   -------   --------   ----------
                                                              ($ in thousands)

Securities (1)                         $ 32,567   $  550       6.41%     $ 38,209   $  553       5.80%
Loans (2)                               202,688    4,468       8.82       161,326    3,485       8.64
                                       -----------------                 -----------------
      Total interest-earning assets     235,255    5,018       8.47       199,535    4,038       8.10
Other assets                             14,814                            12,440
                                       --------                          --------
      Total assets                     $250,069                          $211,975
                                       ========                          ========

Deposits                               $196,363    2,251       4.59%     $159,963    1,725       4.31%
Borrowed funds                           16,652      234       5.62        15,539      173       4.45
                                       -----------------                 -----------------
  Total interest-bearing liabilities    213,015    2,485       4.67       175,502    1,898       4.33
Noninterest-bearing demand deposits      18,646                            17,961
Other liabilities                         1,115                             1,340
Shareholder's equity                     17,293                            17,172
                                       --------                          --------
      Total liabilities and
       shareholders' equity            $250,069                          $211,975
                                       ========                          ========

Net interest income                               $2,533                            $2,140
                                                  ======                            ======

Interest rate spread                                           3.80%                             3.77%
Net interest margin (3)                                        4.28%                             4.29%

<F1>  Securities includes federal funds sold for purposes of this yield table. Average yields on taxable securities have been computed based on amortized cost. Income on tax exempt securities has been computed on a fully-taxable equivalent basis using a 34% tax rate.
      The  amount of such adjustments   was $97,000 and $88,000 for 2000
      and 1999.
<F2>  Average balance is net of deferred loan fees and loan discounts.
      Interest income includes loan fees of $239,000 and $181,000 and dealer reserve expense of $186,000 and $145,000 in 2000 and 1999.
<F3>  Net interest income as a percentage of average interest-earning assets.

Interest income for the first quarter of 2000 was $4.9 million compared to $4.0 million during the same period in 1999, an increase of $970,000. The increase was principally due to interest and fees on loans being $983,000 greater in 2000 than in 1999. Throughout 1999, and continuing during the first quarter of 2000, the Bank has managed a shift in the composition of earning assets favoring its commercial and indirect consumer loan portfolios. The level of average loans increased $41.4 million, to $202.7 million in 2000 from $161.3 million in 1999. In addition, a generally rising interest rate environment has contributed to increased yields on both loans and securities. The tax-equivalent yield on interest-earning assets increased to 8.47% during the first quarter of 2000 from 8.10% during the same period in 1999. Despite the increased yield, the average balance of securities declined $5.6 million, commensurate with the managed shift to higher-yielding loan assets. As a result, tax equivalent interest income on securities was $3,000 less in the first quarter of 2000 compared to 1999.

Interest expense increased $587,000 to $2.5 million during the first quarter of 2000 from $1.9 million during the same period in 1999. The increase was principally due to the cost of deposits being $526,000 greater in 2000 than in 1999. The average balance of deposits increased by $36.4 million, to $196.4 million in the first quarter of 2000 from $160.0 million in 1999 as the Bank actively marketed its deposit products, particularly its interest-bearing demand and large certificates of deposit.
Accompanying these increases in average balances was an increased cost of funds because of generally rising interest rates. The cost of deposits and of borrowed funds rose to 4.59% and 5.62% during the first quarter in 2000 from 4.31% and 4.45% during the same period in 1999. In addition to the managed shift from securities to support the growth in loans, the Bank likewise increased its use of Federal Home Loan Bank advances. The average balance of this source of funds increased to $16.7 million in 2000 from $15.5 million in 1999. As a result, interest expense on borrowed funds was $61,000 greater in the first quarter of 2000 compared to 1999.

The provision for loan loss decreased to $99,000 in the first quarter 2000 compared to $152,000 for the same period in 1999. This corresponds to the decrease in indirect loan volume experienced during the first quarter of 2000. Management determines the adequacy of the loan loss provision through its analysis of specific problem loans and historical charge-off experience in addition to its expectations of local and national economic trends. However, management expects to increase the provision during the ensuing quarters in conjunction with the anticipated seasonal growth of indirect loan originations, which have greater credit risk.

Noninterest income was $70,000 less for the first quarter of 2000 compared to the same period in 1999. The decrease was primarily due to gains on the sale of securities of $30,000 in 1999 not being repeated in 2000 and a one-time bonus commission for credit insurance on installment loans received during the first quarter of 1999. Service fees and overdraft charges increased commensurate with the nominal growth in total demand deposits. The Corporation acquired a 49.9% interest in a title agency in May of 2000. The Corporation anticipates noninterest income from this source beginning in the second quarter.

Total noninterest expense increased $159,000 to $2.0 million for the first three months of 2000 compared to $1.8 million for the same period in 1999. The most significant increases were $192,000 in salaries and employee benefits and $24,000 in fixed asset related expenses. In 1999, the Bank and its finance subsidiary opened a joint office in Marion, Ohio, conducted renovations of two existing Bank offices, and purchased and began renovation of a second facility in Findlay, Ohio. Other operating expense was $96,000 less in 2000 than in 1999 primarily because there was no real estate owned expense in 2000. Due to these changes and expected growth of the Corporation, management expects noninterest expense to continue to increase.

LIQUIDITY AND CAPITAL RESOURCES

The Corporation's liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities, which are summarized in the Statement of Cash Flows. Cash and cash equivalents amounted to $6.6 million at March 31, 2000 compared to $7.1 million at December 31, 1999.

Liquidity refers to management's ability to generate sufficient cash to fund current loan demand, meet deposit withdrawals, pay operating expenses and meet other financial obligations. The principal sources of funds for the Bank are deposits, loan repayments and maturities, sale of mortgage loans in the secondary market, FHLB borrowings, sale of securities, and funds generated through operations. Management believes that its sources of liquidity are adequate to meet the needs of the Corporation.

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

At March 31, 2000, the Bank's leverage ratio was in excess of 9% and the risk-based capital ratio was in excess of 10%, both of which exceeded the minimum regulatory requirements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The only significant market risk to which the Corporation is exposed is interest rate risk. The business of the Corporation and the composition of its balance sheet consists of investments in interest-earning assets (primarily loans and securities), which are funded by interest-bearing liabilities (deposits and borrowings). These financial instruments have varying levels of sensitivity to changes in the market rates of interest, resulting in market risk.

Interest rate risk is managed regularly through the Corporation's Asset/Liability Management Committee (ALCO). The two primary methods to monitor and manage interest rate risk are rate-sensitivity gap analysis and review of the effects of various interest rate-shock scenarios. Based upon ALCO's review, there has been no significant change in the interest rate risk of the Corporation since year-end 1999. (See Quantitative and Qualitative Disclosures about Market Risk contained in the Annual Report to Shareholders for the year ended December 31, 1999.)

                                  FORM 10-Q
                        Quarter ended March 31, 2000
                         PART II - OTHER INFORMATION

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

Item 6 - Exhibits and Reports on Form 8-K:

         (a) Exhibit 11, Statement re computation of per share earnings (reference is hereby made to Note 1 to the Consolidated Financial Statements on page7 hereof)

               Exhibit 27, Financial Data Schedule

         (b) No Report on Form 8-K has been filed during the quarter ended March 31, 2000


                         COMMERCIAL BANCSHARES, INC.

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       COMMERCIAL BANCSHARES, INC.
                                       (Registrant)


Date: May 15, 2000                     /s/Raymond E. Graves
                                       ------------------------------------
                                       (Signature)
                                       Raymond E. Graves
                                       President and Chief Executive Officer


Date: May 15, 2000                     /s/ Patrick S. Smith
                                       ------------------------------------
                                       (Signature)
                                       Patrick S. Smith
                                       Vice President and Chief Financial
                                       Officer


                         COMMERCIAL BANCSHARES, INC.

                              Index to Exhibits

Exhibit 11 Statement re computation of per share earnings (reference is hereby made to Note 1 to the Consolidated Financial Statements on page 7 hereof)

Exhibit 27  Financial Data Schedule