Form 10-Q
period 2000-06-30
COMMERCIAL BANCSHARES INC \OH\
filed 2000-08-14
CIK 1009976

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q


(Mark One)

          [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                  For Quarterly Period ended June 30, 2000

          [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to ____________.

                       Commission File Number 0-27894
                                              -------

                         COMMERCIAL BANCSHARES, INC.
             ---------------------------------------------------
             (Exact name of registrant specified in its charter)

             Ohio                                          34-1787239
-------------------------------                       -------------------
(State or other jurisdiction of                          (IRS Employer
incorporation or organization)                        Identification No.)

            118 South Sandusky Street, Upper Sandusky, Ohio 43351
            -----------------------------------------------------
                  (Address of principal executive offices)

                               (419) 294-5781
                       -------------------------------
                       (Registrant's telephone number)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes    [X]    No    [ ]

As of July 31, 2000, the latest practicable date, 1,047,610 shares of the issuer's common shares, no par value, were issued and outstanding.


                         COMMERCIAL BANCSHARES, INC.

                                    INDEX

                                                                        Page
                                                                        ----

PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Balance Sheets                                    3

           Consolidated Statements of Income                              4

           Condensed Consolidated Statements of Changes in
            Shareholders' Equity                                          5

           Condensed Consolidated Statements of Cash Flows                6

           Notes to Consolidated Financial Statements                     7

  Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                 9

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk    14

PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings                                             15

  Item 2.  Changes in Securities and Use of Proceeds                     15

  Item 3.  Defaults Upon Senior Securities                               15

  Item 4.  Submission of Matters to a Vote of Security Holders           15

  Item 5.  Other Information                                             15

  Item 6.  Exhibits and Reports on Form 8-K                              15

SIGNATURES                                                               16

                         COMMERCIAL BANCSHARES, INC.

                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)


(Amounts in thousands, except share data)
                                                    June 30,    December 31,
                                                      2000          1999
                                                    --------    ------------

ASSETS
Cash and cash equivalents                           $  6,615      $  7,124
Securities available for sale                         30,986        32,414
Total loans                                          203,858       204,773
Allowance for possible loan loss                      (1,511)       (1,499)
                                                    ----------------------
  Loans, net                                         202,347       203,274
Premises and equipment, net                            5,610         5,531
Accrued interest receivable                            1,505         1,276
Other assets                                           2,465         2,333
                                                    ----------------------

      Total assets                                  $249,528      $251,952
                                                    ======================

LIABILITIES
Deposits
  Noninterest-bearing demand                        $ 16,528      $ 18,203
  Interest-bearing demand                             41,187        39,576
  Savings and time deposits                          119,957       115,918
  Time deposits $100,000 and greater                  32,919        40,659
                                                    ----------------------
      Total deposits                                 210,591       214,356
FHLB advances                                         19,500        18,640
Other borrowed funds                                     527           713
Accrued interest payable                                 464           514
Other liabilities                                        715           516
                                                    ----------------------
      Total liabilities                              231,797       234,739
                                                    ----------------------

SHAREHOLDERS' EQUITY
Common stock, no par value; 4,000,000 shares
 authorized, 1,049,999 shares issued in 2000
 and 1999                                              8,056         8,056
Retained earnings                                     10,905        10,228
Treasury stock, 2,389 shares in 2000 and 1999            (74)          (74)
Accumulated other comprehensive income                (1,156)         (997)
                                                    ----------------------
      Total shareholders' equity                      17,731        17,213
                                                    ----------------------

      Total liabilities and shareholders' equity    $249,528      $251,952
                                                    ======================

               See notes to consolidated financial statements.


                         COMMERCIAL BANCSHARES, INC.

                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)


(Amounts in thousands, except per share data)
                                        Three Months Ended    Six Months Ended
                                             June 30,             June 30,
                                        ------------------    ----------------
                                         2000        1999      2000      1999
                                         ----        ----      ----      ----

Interest income
  Interest and fees on loans            $4,565      $3,746    $9,033    $7,231
  Interest on securities:
    Taxable                                256         313       520       600
    Nontaxable                             184         167       363       333
  Other interest income                      7           8        17        21
                                        --------------------------------------
      Total interest income              5,012       4,234     9,933     8,185
                                        --------------------------------------

Interest expense
  Interest on deposits                   2,321       1,831     4,572     3,556
  Interest on borrowings                   267         218       491       391
                                        --------------------------------------
      Total interest expense             2,588       2,049     5,063     3,947
                                        --------------------------------------

Net interest income                      2,424       2,185     4,870     4,238

Provision for loan losses                  150         121       249       273
                                        --------------------------------------

Net interest income after
 provision for loan losses               2,274       2,064     4,621     3,965
                                        --------------------------------------

Other income
  Service fees and overdraft charges       269         268       511       503
  Gains on sale of securities, net          --          30        --        60
  Gains on sale of loans, net               28          51        57        81
  Other income                              90          58       193       205
                                        --------------------------------------
      Total other income                   387         407       761       849
                                        --------------------------------------

Other expense
  Salaries and employee benefits           946         875     1,986     1,723
  Occupancy, furniture and equipment       176         246       397       442
  State taxes                               79          70       155       141
  Data processing                          137         142       266       263
  FDIC deposit insurance                    24           8        43        16
  Professional fees                         49          37       100        71
  Other operating expense                  506         486       962     1,029
                                        --------------------------------------
      Total other expense                1,917       1,864     3,909     3,685
                                        --------------------------------------

Income before federal income taxes         744         607     1,473     1,129
Income tax expense                         199         183       397       327
                                        --------------------------------------

Net income                              $  545      $  424    $1,076    $  802
                                        ======================================

Basic earnings per common share         $  .52      $  .40    $ 1.03    $  .76
                                        ======================================
Diluted earnings per common share       $  .52      $  .40    $ 1.03    $  .76
                                        ======================================

               See notes to consolidated financial statements.


                         COMMERCIAL BANCSHARES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                           IN SHAREHOLDERS' EQUITY
                                 (Unaudited)


(Amounts in thousands, except per share data)

                                                        Three Months Ended
                                                             June 30,
                                                        ------------------
                                                         2000       1999
                                                         ----       ----

Balance at beginning of period                          $17,413    $17,019

Comprehensive income:
  Net income                                                545        424
  Change in net unrealized gain (loss) on securities
   available for sale, net of reclassification
   and tax effects                                          (28)      (668)
                                                        ------------------
      Total comprehensive income                            517       (244)

Dividends declared ($.19 per share in 2000 and 1999)       (199)      (199)
                                                        ------------------

Balance at end of period                                $17,731    $16,576
                                                        ==================


                                                         Six Months Ended
                                                             June 30,
                                                        ------------------
                                                         2000       1999
                                                         ----       ----


Balance at beginning of period                          $17,213    $17,048

Comprehensive income:
  Net income                                              1,076        802
  Change in net unrealized gain (loss) on securities
   available for sale, net of reclassification
   and tax effects                                         (159)      (893)
                                                        ------------------
      Total comprehensive income                            917        (91)

Stock options exercised                                      --         18

Dividends declared ($.38 per share in 2000 and 1999)       (399)      (399)
                                                        ------------------

Balance at end of period                                $17,731    $16,576
                                                        ==================

               See notes to consolidated financial statements.


                         COMMERCIAL BANCSHARES, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


(Amounts in thousands)

                                                     Six Months Ended
                                                         June 30,
                                                    ------------------
                                                     2000       1999
                                                     ----       ----

Operating activities
  Net income                                        $ 1,076    $   802
  Adjustments                                           644      1,756
                                                    ------------------
      Cash from operating activities                $ 1,720    $ 2,558

Investing activities
  Securities available for sale
    Purchases                                          (333)    (7,781)
    Maturities and repayments                         1,498      3,412
    Sales                                                --      7,506
  Net change in loans                                   411    (24,905)
  Bank premises and equipment expenditures             (315)      (686)
                                                    ------------------
      Cash from investing activities                  1,261    (22,454)
                                                    ------------------

Financing activities
  Net change in deposits                             (3,765)    24,945
  Net change in other borrowings                        674      2,698
  Stock options exercised                                --         18
  Dividends paid                                       (399)      (399)
                                                    ------------------
      Cash from financing activities                 (3,490)    27,262
                                                    ------------------

Net change in cash and cash equivalents                (509)     7,366

Cash and cash equivalents at beginning of period      7,124      6,693
                                                    ------------------

Cash and cash equivalents at end of period          $ 6,615    $14,059
                                                    ==================

Supplemental disclosures
  Cash paid during the period for:
    Interest                                        $ 5,113    $ 3,909
    Income taxes                                         25        360

               See notes to consolidated financial statements.


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

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Corporation at June 30, 2000, and results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances. The Annual Report for the Corporation for the year ended December 31, 1999, contains consolidated financial statements and related notes, which should be read in conjunction with the accompanying consolidated financial statements.

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

Income Taxes: Income tax expense is the sum of the current-year income tax due or refundable and the change in deferred tax assets and liabilities. The provision is based upon the expected effective tax rate for the full year.

Earnings per Share: Basic earnings per share is based on net income divided by 1,047,610 and 1,049,999 weighted average shares outstanding during the quarter ended June 30, 2000 and 1999 and 1,047,610 and 1,049,808 weighted average shares outstanding during the six months ended June 30, 2000 and 1999. Diluted earnings per share reflect the effect of additional common shares issuable under stock options using the treasury stock method. The weighted average number of shares used for determining diluted earnings per share were 1,048,219 and 1,062,418 for the quarter ended June 30, 2000 and 1999 and 1,048,797 and 1,058,204 for the six months ended June 30, 2000 and 1999.

New Accounting Pronouncements: Beginning January 1, 2001, a new accounting standard will require all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. This is not expected to have a material effect but the effect will depend on derivative holdings when this standard applies.

Financial Statement Presentation: Some items in prior financial statements have been reclassified to conform with the current presentation.

Industry Segments: While the Corporation's chief decision makers monitor the revenue streams of various products and services, operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, all of the Corporation's operations are considered by management to be aggregated in one reportable segment.

NOTE 2 - LOANS

Loans were as follows:                    June 30, 2000    December 31, 1999
                                          -------------    -----------------
                                                   ($ in thousands)

      Commercial and other loans             $ 84,660           $ 82,888
      Real estate loans                        35,154             33,439
      Consumer and credit card loans           71,666             75,318
      Home equity loans                         7,389              7,253
      Consumer finance loans                    4,989              5,875
                                             ---------------------------
          Total loans                        $203,858           $204,773
                                             ===========================

The subsidiary Bank is an authorized seller/servicer for the Federal Home Loan Mortgage Corporation (FHLMC). At June 30, 2000 and December 31, 1999, loans sold to FHLMC for which the Bank has retained servicing totaled $75.7 million and $68.4 million, and real estate loans originated and held for sale totaled $2.9 million and $2.6 million.

Activity in the allowance for loan loss for the six months ended June 30 was as follows:


                                             2000      1999
                                             ----      ----
                                            ($ in thousands)

      Beginning balance                     $1,499    $1,183
      Provision for loan loss                  249       273
      Loans charged off                       (283)     (190)
      Recoveries of previous charge-offs        46        46
                                            ----------------
          Ending balance                    $1,511    $1,312
                                            ================


Impaired loans were as follows:                                 June 30, 2000    December 31, 1999
                                                                -------------    -----------------
                                                                         ($ in thousands)

Period-end loans with no allocated allowance for loan losses       $  277              $ --
Period-end loans with allocated allowance for loan losses             462               186
                                                                   ------------------------
      Total loans                                                  $  739              $186
                                                                   ========================
Amount of the allowance for loan losses allocated                  $  128              $ 37

Nonperforming loans were as follows:
  Loans past due over 90 days still on accrual                     $   93              $212
  Nonaccrual loans                                                  1,845               530

Management believes that most nonaccrual loans are adequately collateralized and that regular payments will resume promptly, and therefore not all of the nonaccrual loans are considered impaired. The impaired and nonperforming loans have been considered in management's evaluation of the adequacy of the allowance for loan loss.

Nonperforming loans includes substantially all impaired loans and smaller balance homogeneous loans, such as residential mortgage and consumer loans, that are collectively evaluated for impairment.


                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion focuses on the consolidated financial condition of Commercial Bancshares, Inc. at June 30, 2000, compared to December 31, 1999, and the consolidated results of operations for the quarterly and six month periods ended June 30, 2000 compared to the same periods in 1999. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements and related footnotes.

The registrant is not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on the liquidity, capital resources or operations except as discussed herein. Also, the Corporation is not aware of any current recommendations by regulatory authorities that would have such effect if implemented.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties. When used herein, the terms "anticipates," "plans," "expects," "believes" and similar expressions as they relate to the Corporation or its management are intended to identify such forward-looking statements. The Corporation's actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, interest rate environment, competitive conditions in the financial services industry, changes in law, government policies and regulations and rapidly changing technology affecting financial services.

FINANCIAL CONDITION

Total assets declined by $2.42 million from December 31, 1999 to June 30, 2000. The primary reason for the decrease in total assets was that total loans declined due to reductions in the Bank's indirect consumer loan portfolio, as discussed below.

Total loans decreased $915,000 during the first six months of 2000. The Bank's largest indirect loan business is based upon a relationship with a Denver-based organization, where the Bank purchases horse trailer loan accounts on a national basis. New loan originations from this source were halted during the first half of 2000 due to the rapid growth in volume throughout 1999, which placed pressure on the Bank's capital ratios. Management endeavors to maintain these capital ratios above "well capitalized" levels as defined by the regulators. Repayments of loans in this niche portfolio during the first half of the year have caused a decline to $47.6 million at June 30, 2000 from $51.8 million at December 31, 1999. Management has recently renewed this relationship and anticipates $8.0 to $10.0 million of new loan originations during the remainder of 2000. Management does not believe this will create any capital deficiency.

Consumer finance loans generated by Advantage decreased to $5.0 million as of June 30, 2000 from $5.9 million at December 31, 1999. These loans are originated through a relationship with a chain of garden and farm supply stores and are predominantly to borrowers outside of the Bank's traditional market area. A majority of the Advantage loans are originated on a six-month same as cash basis such that if the customers repay the loan within the first six months, no interest will be collected by Advantage. For the loans that repay within the first six months, Advantage's income is limited to a 2% discount received upon the initial purchase of these loans. Experience through the first year and a half of this relationship has shown that approximately 43% of these loans are repaying within the first six months. An unusually wet spring season was experienced in 2000, which subdued sales during the first quarter and, as a result, payoffs and regular payments exceeded new loan originations by $1.6 million through March 31, 2000. During the second quarter, however, the consumer finance loan portfolio of Advantage grew by $649,000.

The Bank's traditional, local market area direct loans increased $4.2 million during the six months ended June 30, 2000. Real estate and home equity loans grew $1.9 million during the first six months of 2000 compared to growth of $231,000 during the same period a year ago. Consumer and credit card loans, excluding the indirect business discussed above, increased $557,000 during the first six months of 2000. Commercial loans rebounded $2.9 million during the second quarter after experiencing a seasonal decline of $1.1 million during the first three months of 2000.

Total deposits decreased $3.8 million during the first six months ended June 30, 2000. Certificates of deposits of $100,000 or more constituted a large part of the funding for the 1999 indirect loan growth and therefore grew by $15.2 million during the first six months of 1999. By contrast, in 2000, management recognized the declining indirect loan portfolio and reduced the more costly large-balance deposits, particularly public funds deposits, by $7.7 million during the first six months of 2000. Management's focus on a sales culture throughout its retail banking system continues to garner positive results. Demand deposits remained stable during the first half of 2000 compared to a decline of $2.2 million during the same period in 1999.

Total borrowed funds amounted to $20.0 million at June 30, 2000 compared to $19.4 million at December 31, 1999. The Bank will, from time to time, use advances from the Federal Home Loan Bank to fund loan growth, such as was experienced during the first six months of 2000 with the Bank's traditional, local market area direct loans.

Total shareholders' equity increased $518,000 during the first six months of 2000. Net income of $1.1 million was offset by $399,000 of dividends paid to shareholders and by a decline of $159,000 in the fair value of securities available for sale, net of tax. Shareholders' equity to total assets was 7.11% at June 30, 2000 compared to 6.83% at December 31, 1999.

RESULTS OF OPERATIONS

Net income for the six months ended June 30, 2000 was $1.1 million compared to $802,000 during the same period in 1999. Net income for the three months ended June 30, 2000 was $545,000 compared to $424,000 during the same period in 1999. Diluted earnings per share increased to $ 1.03 for the six months and $.52 for the quarter ended June 30, 2000 from $.76 and $.40 for the same periods in 1999. Discussed below are the major factors that have influenced these operating results.

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

The following table provides an analysis of the average balances, yields and rates on interest-earning assets and interest-bearing liabilities.

                                      Three Months Ended June 30,
          2000            1999
                                            Average                  Average      Average                  Average
                                            balance     Interest    yield/rate    balance     Interest    yield/rate
      ($ in thousands)

Securities (1)                              $ 31,829     $  542        7.23%      $ 36,870     $  574        6.26%
Loans (2)                                    202,312      4,565        9.03        174,406      3,746        8.59
                                            -------------------                   -------------------
      Total interest-earning assets          234,141      5,107        8.79        211,276      4,320        8.19
Other assets                                  13,878                                13,205
                                            --------                              --------
      Total assets                          $248,019                              $224,481
                                            ========                              ========

Deposits                                    $195,593      2,321        4.75%      $170,214      1,831        4.30%
Borrowed funds                                16,826        267        6.35         19,473        218        4.48
                                            -------------------                   -------------------
      Total interest-bearing liabilities     212,419      2,588        4.87        189,687      2,049        4.32
Noninterest-bearing demand deposit            16,814                                16,325
Other liabilities                              1,493                                 1,297
Shareholders'equity                           17,293                                17,172
                                            --------                              --------
      Total liabilities and
       shareholders' equity                 $248,019                              $224,481
                                            ========                              ========
Net interest income                                      $2,519                                $2,271
                                                         ======                                ======
Interest rate spread                                                   3.92%                                 3.87%
Net interest margin (3)                                                4.34%                                 4.30%

<F1>  Securities includes federal funds sold for purposes of this yield table. Average yields on taxable securities have been computed based on amortized cost. Income on tax exempt securities as been computed on a fully-taxable equivalent basis using a 34% tax rate. The amount of such adjustments was $95,000 and $86,000 for 2000 and 1999.
<F2>  Average balance is net of deferred loan fees and loan discounts.
      Interest income includes loan fees of $278,000 and $292,000 and dealer reserve expense of $169,000 and $115,000 in 2000 and 1999.
<F3>  Net interest income as a percentage of average interest-earning assets.

Interest income for the first six months of 2000 was $9.9 million compared to $8.2 million during the same period in 1999, an increase of $1.7 million. Interest income for the second quarter of 2000 was $5.0 million compared to $4.2 million during the same quarter in 1999, an increase of $778,000. The increase was principally due to interest and fees on loans being $1.8 million greater for the first six months in 2000 than in 1999. Throughout 1999, and continuing during the first quarter of 2000, the Bank has managed a shift in the composition of earning assets favoring its commercial and indirect consumer loan portfolios. The level of average loans increased $27.9 million, to $202.3 million during the second quarter of 2000 from $174.4 million during the same period in 1999. In addition, a generally rising interest rate environment has contributed to increased yields on both loans and securities. The tax-equivalent yield on interest-earning assets increased to 8.79% during the second quarter of 2000 from 8.19% during the same period in 1999. Despite the increased yield, the average balance of securities declined $5.1 million, commensurate with the managed shift to higher-yielding loan assets. As a result, tax equivalent interest income on securities was $32,000 less in the second quarter of 2000 compared to 1999.

Interest expense increased $1.1 million to $5.1 million during the six months of 2000 from $3.9 million during the same period in 1999. Interest expense was $2.6 million during the second quarter of 2000 compared to $2.0 million during the second quarter of 1999. The increase was principally due to the cost of deposits being $1.0 million greater for the first six months in 2000 than in 1999. The average balance of deposits increased by $25.4 million, to $195.6 million during the second quarter of 2000 from $170.2 million during the second quarter of 1999 as the Bank actively marketed its deposit products, particularly its interest-bearing demand and large certificates of deposit. Accompanying these increases in average balances was an increased cost of funds because of generally rising interest rates. The cost of deposits and of borrowed funds rose to 4.75% and 6.35% during the second quarter in 2000 from 4.30% and 4.48% during the same period in 1999. In addition to the sale of securities to support the growth in loans, the Bank increased its use of Federal Home Loan Bank advances in 1999. The average balance of this source of funds was particularly high during the second quarter of 1999 at $19.5 million, due to the rapid expansion into the Bank's indirect loan portfolio at the time. By contrast, in 2000, Federal Home Loan Bank advances have been repaid as deposit growth exceeded loan growth, averaging $16.8 million during the second quarter. As a result, interest expense on borrowed funds was $49,000 less in the second quarter of 2000 compared to 1999.

The provision for loan loss decreased to $249,000 for the six months ended June 30, 2000 compared to $273,000 for the same period in 1999. This is reflective of both the significant indirect loan growth during the first half of 1999 and the halting of indirect loan volume during the first half of 2000. Management determines the adequacy of the loan loss provision through its analysis of specific problem loans and historical charge-off experience in addition to its evaluation of current of local and national economic conditions. Management increased the provision during the second quarter of 2000 as compared to the first quarter in light of the seasonal increase in consumer loan financings, which have greater credit risk.

Noninterest income was $87,000 less for the first six months of 2000 compared to the same period in 1999. The decrease was primarily due to gains on the sale of securities of $60,000 in 1999 not being repeated in 2000. Service fees and overdraft charges increased commensurate with the nominal growth in total demand deposits. The Corporation acquired a 49.9% interest in a title agency in May of 2000. The Corporation began earning noninterest income from this source during the second quarter.

Total noninterest expense increased $224,000 to $3.9 million for the first six months of 2000 compared to $3.7 million for the same period in 1999. Total noninterest expense was $53,000 more for the second quarter of 2000 compared to the same period in 1999. For the comparable six-month periods, the most significant increases were $263,000 in salaries and employee benefits, $29,000 in professional fees, and $27,000 in FDIC deposit insurance. Other operating expense has been held in check and was $67,000 less in 2000 than in 1999. Since June of 1999, the Bank has opened an office shared by its finance subsidiary in Marion, Ohio, purchased and began renovation of a second facility in Findlay, Ohio, and purchased an existing banking facility in Richwood, Ohio. Staffing for the latter two offices has already been initiated as they both will begin operations during the third quarter. Due to these changes and expected growth of the Corporation, management expects noninterest expense to continue to increase.

LIQUIDITY AND CAPITAL RESOURCES

The Corporation's liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities, which are summarized in the Statement of Cash Flows. Cash and cash equivalents amounted to $6.6 million at June 30, 2000 compared to $7.1 million at December 31, 1999.

Liquidity refers to management's ability to generate sufficient cash to fund current loan demand, meet deposit withdrawals, pay operating expenses and meet other financial obligations. The principal sources of funds for the Bank are deposits, loan repayments and maturities, sales of mortgage loans in the secondary market, FHLB borrowings, sales of securities, and funds generated through operations. Management believes that its sources of liquidity are adequate to meet the needs of the Corporation.

Banking regulations have established minimum capital requirements for banks including risk-based capital ratios and leverage ratios. Regulations require all banks to have a minimum total risk-based capital ratio of 8%, with half of the capital composed of core capital. Minimum leverage ratio requirements range from 3% to 5% of total assets. Core capital, or Tier 1 capital, includes common equity, perpetual preferred stock and minority interests that are held by others in consolidated subsidiaries minus intangible assets. Supplementary capital, or Tier 2 capital, includes core capital and such items as mandatory convertible securities, subordinated debt and the allowance for loan losses, subject to certain limitations. Qualified Tier 2 capital can equal up to 100% of an institution's Tier 1 capital with certain limitations in meeting the total risk-based capital requirements.

At June 30, 2000, the Bank's leverage ratio was 7.76% and the risk-based capital ratio was 10.23%, both of which exceeded the minimum regulatory requirements.

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


                                  FORM 10-Q
                         Quarter ended June 30, 2000
                         PART II - OTHER INFORMATION


Item 1 -  Legal Proceedings:
          There are no matters required to be reported under this item.

Item 2 -  Changes in Securities and Use of Proceeds:
          There are no matters required to be reported under this item.

Item 3 -  Defaults upon Senior Securities:
          There are no matters required to be reported under this item.

Item 4 -  Submission of Matters to a Vote of Security Holders:
          The Annual Meeting of Shareholders (the "Meeting") of the Corporation was held April 12, 2000. There were 657,573 shares of the 1,049,999 shares currently outstanding, or 62.6% , represented in person or by proxy at the Meeting. The only matter for voting was the election of Class III Directors for the Corporation, with a three year term expiring at the Corporation's 2003 Annual Meeting. Each of the four nominees, namely James A. Deer, Hazel D. Franks, Raymond E. Graves, and Richard A. Sheaffer, received at least 655,018 votes, or 99.6%, of the shares represented at the Meeting, and were elected as Class III Directors of the Corporation.

          Under the requirements of the Securities Exchange Act of 1934, the Registrant duly signed the report. A copy of which is on file at the principal place of business, and is dated April 17, 2000.

Item 5 -  Other Information:
          There are no matters required to be reported under this item.

Item 6 -  Exhibits and Reports on Form 8-K:

          (a) Exhibit 11, Statement re computation of per share earnings (reference is hereby made to Note 1 to the Consolidated Financial Statements on page 7 hereof)

                 Exhibit 27, Financial Data Schedule

          (b) A Report on Form 8-K was filed April 17, 2000 regarding Other Events. The report addressed the Corporation's approval to acquire an ownership interest in Beck Title Agency, Ltd, for the purpose of preparing title insurance commitments and issuing title insurance policies under an agency agreement.


                         COMMERCIAL BANCSHARES, INC.

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       COMMERCIAL BANCSHARES, INC.
                                       (Registrant)


Date:  August 14, 2000                 /s/Raymond E. Graves
                                       ----------------------------------
                                       (Signature)
                                       Raymond E. Graves
                                       President and Chief Executive Officer


Date:  August 14, 2000                 /s/ Patrick S. Smith
                                       ----------------------------------
                                       (Signature)
                                       Patrick S. Smith
                                       Vice President and Chief Financial
                                       Officer


                         COMMERCIAL BANCSHARES, INC.

                              Index to Exhibits

Exhibit 11  Statement re computation of per share earnings (reference is
            hereby made to Note 1 to    the Consolidated Financial
            Statements on page 7 hereof)

Exhibit 27  Financial Data Schedule