Form 10-Q/A
period 1999-06-30
COMMERCIAL BANCSHARES INC \OH\
filed 2000-11-13
CIK 1009976

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q/A
                         Amendment No.1 to Form 10-Q

(Mark One)

          [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                  For Quarterly Period ended June 30, 1999

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

                         Yes    [X]      No    [ ]


As of July 31, 1999, the latest practicable date, 1,049,999 shares of the issuer's common shares, no par value, were issued and outstanding.


                         COMMERCIAL BANCSHARES, INC.

                                    INDEX


                                                                          Page
                                                                          ----


PART I - FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Consolidated Balance Sheets                                     3

            Consolidated Statements of Income                               4

            Condensed Consolidated Statements of Changes in
             Shareholders' Equity                                           5

            Condensed Consolidated Statements of Cash Flows                 6

            Notes to Consolidated Financial Statements                      7

  Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations                 13

  Item 3.   Quantitative and Qualitative Disclosures about Market Risk     17


PART II - OTHER INFORMATION

  Item 1.   Legal Proceedings                                              18

  Item 2.   Changes in Securities and Use of Proceeds                      18

  Item 3.   Defaults Upon Senior Securities                                18

  Item 4.   Submission of Matters to a Vote of Security Holders            18

  Item 5.   Other Information                                              18

  Item 6.   Exhibits and Reports on Form 8-K                               18

SIGNATURES                                                                 19


                         COMMERCIAL BANCSHARES, INC.

                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)


                                                      June 30,      December 31,
                                                        1999            1998
                                                      --------      ------------

ASSETS
Cash and cash equivalents                           $ 14,059,358    $  6,692,802
Securities available for sale, at fair value          33,951,834      38,256,547
Total loans                                          182,055,602     158,637,114
Allowance for loan losses                             (1,311,633)     (1,182,848)
                                                    ----------------------------
Net loans                                            180,743,969     157,454,266
Premises and equipment, net                            4,299,957       3,957,927
Other real estate                                        823,000         921,500
Accrued interest receivable                            1,318,104       1,054,578
Other assets                                           2,093,088       2,066,112
                                                    ----------------------------

      Total assets                                  $237,289,310    $210,403,732
                                                    ============================

LIABILITIES
Deposits
  Noninterest-bearing deposits                      $ 14,662,364    $ 16,800,775
  Interest-bearing deposits                           40,114,125      39,985,521
  Savings and time deposits                          105,897,394      94,178,037
  Time deposits $100,000 and greater                  37,269,521      22,133,462
                                                    ----------------------------
      Total deposits                                 197,943,404     173,097,795
Accrued interest payable and other liabilities           459,936         422,085
Borrowed funds                                        21,917,974      19,220,000
Other liabilities                                        392,398         616,224
                                                    ----------------------------
      Total liabilities                              220,713,712     193,356,104

SHAREHOLDERS' EQUITY
Common stock (no par value; 4,000,000 shares
 authorized; 1,049,999 and 1,046,181 shares
 issued in 1999 and 1998                               7,981,859       7,963,870
Retained earnings                                      9,343,357       8,940,775
Unrealized gain/(loss) on securities
 available for sale                                     (749,618)        142,983
                                                    ----------------------------
      Total shareholders' equity                      16,575,598      17,047,628
                                                    ----------------------------

      Total liabilities and shareholders' equity    $237,289,310    $210,403,732
                                                    ============================

             See notes to the consolidated financial statements.


                         COMMERCIAL BANCSHARES, INC.

                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)


                                           Three Months Ended           Six Months Ended
                                                  June 30,                  June 30,
                                        ------------------------    ------------------------
                                           1999          1998          1999          1998
                                           ----          ----          ----          ----

Interest income
  Interest and fees on loans            $3,746,252    $2,705,228    $7,231,582    $5,465,982
  Interest on securities
    Taxable                                312,657       330,207       599,937       645,819
    Nontaxable                             167,060       232,458       332,351       423,584
  Other interest income                      7,870        39,112        21,145        86,370
                                        ----------------------------------------------------
      Total interest income              4,233,839     3,307,005     8,185,015     6,621,755

Interest expense
  Interest on deposits                   1,830,953     1,735,511     3,556,258     3,430,847
  Interest on other borrowings             217,618                     390,516         9,361
                                        ----------------------------------------------------
      Total interest expense             2,048,571     1,735,511     3,946,774     3,440,208

Net interest income                      2,185,268     1,571,494     4,238,241     3,181,547
Provision for loan losses                  120,957        80,100       272,857       155,100
                                        ----------------------------------------------------

Net interest income after
 provision for loan losses               2,064,311     1,491,394     3,965,384     3,026,447
                                        ----------------------------------------------------

Other income
  Service fees and overdraft charges       267,583       161,710       503,294       314,488
  Security gains, net                       29,834        17,169        59,935        20,902
  Loan sale gains, net                      50,796       146,231        80,478       160,324
  Other income                              57,751        43,600       204,945        92,598
                                        ----------------------------------------------------
      Total other income                   405,964       368,710       848,652       588,312
                                        ----------------------------------------------------

Other expense
  Salaries and employee benefits           875,175       767,945     1,722,960     1,387,133
  Occupancy, furniture and equipment       245,956       153,631       441,661       294,760
  State taxes                               69,592        70,379       141,482       141,253
  Data processing                          141,853       134,419       263,003       275,233
  Other operating expense                  531,148       400,579     1,116,200       746,909
                                        ----------------------------------------------------
      Total other expense                1,863,724     1,526,953     3,685,306     2,845,288
                                        ----------------------------------------------------

Income before federal income taxes         606,551        333,151    1,128,730       769,471

Income tax expense                         182,791        51,370       327,146       137,770
                                        ----------------------------------------------------

Net income                              $  423,760    $  281,781    $  801,584    $  631,701
                                        ====================================================

Basic earnings per common share         $     .40     $      .27    $      .76    $      .61
                                        ====================================================
Diluted earnings per common share       $     .40     $      .27    $      .76    $      .60
                                        ====================================================

             See notes to the consolidated financial statements.


                         COMMERCIAL BANCSHARES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                           IN SHAREHOLDERS' EQUITY
                                 (Unaudited)


                                                              Three Months Ended
                                                                   June 30,
                                                          --------------------------
                                                              1999           1998
                                                              ----           ----

Balance at beginning of period                            $17,018,810    $15,977,532

Comprehensive Income:
  Net income                                                  423,760        281,781
  Change in net unrealized gain / (loss) on securities
   available for sale, net of reclassification
   and tax effects                                           (667,472)         5,672
                                                          --------------------------
      Total comprehensive income                             (243,712)       287,453

Stock options exercised                                            --         52,191

Dividends paid                                               (199,500)      (387,088)
                                                          --------------------------

Balance at end of period                                  $16,575,598    $15,930,088
                                                          ==========================



                                                               Six Months Ended
                                                                   June 30,
                                                          --------------------------
                                                              1999           1998
                                                              ----           ----

Balance at beginning of period                            $17,047,628    $15,688,343

Comprehensive Income:
  Net income                                                  801,584        631,701
  Change in net unrealized gain / (loss) on securities
   available for sale, net of reclassification
   and tax effects                                           (892,602)       (94,202)
                                                          --------------------------

      Total comprehensive income                              (91,018)       543,499

Issuance of common stock                                       17,988             --

Stock options exercised                                            --         91,334

Dividends paid                                               (399,000)      (387,088)
                                                          --------------------------

Balance at end of period                                  $16,575,598    $15,930,088
                                                          ==========================

             See notes to the consolidated financial statements.


                         COMMERCIAL BANCSHARES, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                          Six Months Ended
                                                              June 30,
                                                    ----------------------------
                                                        1999            1998
                                                        ----            ----

Net cash provided by operating activities           $  2,560,015    $  5,702,631

Investing activities
  Securities available for sale
    Purchases                                         (7,781,481)    (27,669,490)
    Maturities and repayments                          3,412,284       3,764,995
    Sales                                              7,505,976      16,162,424
    Purchase of securities held to maturity                   --        (245,078)
  Net change in loans                                (24,904,647)      4,306,188
  Bank premises and equipment expenditures              (686,162)       (101,234)
                                                    ----------------------------
      Net cash used by investing activities          (22,454,030)     (3,782,195)
                                                    ----------------------------


Financing activities
  Net change in deposits                              24,534,301        (252,987)
  Net change in other borrowings                       2,697,974      (2,350,000)
  Dividends paid                                        (399,000)       (387,088)
  Issuance of common stock                                17,988              --
  Stock options exercised                                     --          91,334
                                                    ----------------------------
      Net cash from financing activities              26,851,263      (2,898,741)
                                                    ----------------------------

Net change in cash and cash equivalents                7,366,556        (978,305)

Cash and cash equivalents at beginning of period       6,692,802       7,111,986
                                                    ----------------------------

Cash and cash equivalents at end of period          $ 14,059,358    $  6,133,681
                                                    ============================

Supplemental disclosures
  Cash paid during the period for
    Interest                                        $  3,908,924    $  3,435,558
    Income taxes                                         360,000         385,000

             See notes to the consolidated financial statements.


                         COMMERCIAL BANCSHARES, INC.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reason for Amendment: This amended Form 10-Q reflects an adjustment which, for the six months ended June 30, 1999, reduces interest and fees on loans by $206,000, reduces net income by $136,000 and reduces corresponding diluted earnings per share by $.12 from amounts previously reported. The adjustment reflects the correction of an error in recording interest on mortgage loans, which occurred during the Bank's conversion to a new data processing system in the first quarter of 1999. Management believes this error was an isolated instance. Revised review procedures are now in place to detect such items on a more timely basis. The effects of this adjustment were included in the Company's annual report to shareholders for the year ended December 31, 1999.

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

NOTE 2 - SECURITIES

Securities as of June 30, 1999 and December 31, 1998 are as follows:


                                                                 June 30, 1999
                                             ------------------------------------------------------
                                                               Gross        Gross
                                              Amortized     Unrealized    Unrealized        Fair
                                                 Cost          Gains        Losses         Value
                                              ---------     ----------    ----------       -----

Securities available for sale
  Obligations of federal agencies            $ 1,606,917                  $   76,886    $ 1,530,031
  Obligations of state and political
   subdivisions                               14,485,701     $ 27,783        640,360     13,873,123
  Corporate bonds                              1,001,118                      54,563        946,555
  Mortgage-backed securities                  16,772,143                     391,758     16,380,385
                                             ------------------------------------------------------
Total debt securities                         33,865,879       27,783      1,163,567     32,730,094
  Equity investments                           1,221,740            0              0      1,221,740
                                             ------------------------------------------------------
      Total securities available for sale    $35,087,618     $ 27,783     $1,163,567    $33,951,834
                                             ======================================================


                                                                December 31, 1998
                                             ------------------------------------------------------
                                                               Gross        Gross
                                              Amortized     Unrealized    Unrealized        Fair
                                                 Cost          Gains        Losses         Value
                                              ---------     ----------    ----------       -----

Securities available for sale
  Obligations of federal agencies            $ 2,618,533     $ 10,552                   $ 2,629,085
  Obligations of state and political
   subdivisions                               13,163,346      380,141    $    (4,297)    13,539,190
  Corporate bonds                              1,956,732        3,281         (3,100)     1,956,913
  Mortgage-backed securities                  19,355,335       25,084       (195,020)    19,185,399
                                             ------------------------------------------------------
      Total debt securities                  $37,093,946     $419,058    $  (202,417)   $37,310,587
  Equity investments                             945,960                                    945,960
                                             ------------------------------------------------------
      Total securities available for sale    $38,039,906     $419,058    $  (202,417)   $38,256,547
                                             ======================================================

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


                                                                  Estimated
                                                   Amortized         Fair
                                                      Cost          Value
                                                   ---------      ---------

Securities available for sale
  Due in one to five years                        $ 2,381,843    $ 2,298,438
  Due in five to ten years                          7,905,291      7,545,349
  Due after ten years                               6,805,124      6,504,445
  Mortgage-backed securities                       18,578,862     18,187,104
                                                  --------------------------

      Total debt securities available for sale    $35,671,121    $34,535,336
                                                  ==========================

Sales of available-for-sale securities during the six months ended June 30, 1999 and 1998 were:


                        1999          1998
                        ----          ----

      Proceeds       $7,505,976    $16,145,255
      Gross gains        61,894        104,126
      Gross losses        1,959         83,224

Securities with a carrying value of approximately $17,581,036 at June 30, 1999 and $9,731,000 at December 31, 1998 were pledged to secure deposits and for other purposes.

NOTE 3 - LOANS

Loans at June 30, 1999 and December 31, 1998 were as follows:


                                     June 30, 1999    December 31, 1998
                                     -------------    -----------------

      Commercial and other loans     $ 80,141,578       $ 79,168,621
      Real estate loans                30,828,885         30,739,831
      Consumer and credit card         64,226,684         42,012,388
      Home equity loans                 6,858,455          6,716,274
                                     -------------------------------
          Total loans                $182,055,602       $158,637,114
                                     ===============================

The subsidiary Bank is an authorized seller/servicer for the Federal Home Loan Mortgage Corporation (FHLMC). Loans sold to FHLMC for which the Bank has retained servicing totaled $58,595,314 and $46,931,540 at June 30, 1999 and December 31, 1998. Real estate loans originated and held for sale at June 30, 1999 and December 31, 1998 totaled $934,139 and $2,276,000.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

A summary of activity in the allowance for loan losses for the six months ended June 30, 1999 and 1998 is as follows:


                                      1999          1998
                                      ----          ----

      Balance - January 1          $1,182,848    $1,075,385
      Loans charged off              (210,605)     (326,446)
      Recoveries                       66,533        34,495
      Provision for loan losses       272,857       155,100
                                   ------------------------
      Balance - June 31            $1,311,633    $  938,534
                                   ========================

Information regarding impaired loans is as follows:


                                                June 30, 1999    December 31, 1998
                                                -------------    -----------------

Balance of impaired loans                          $37,247           $1,068,036

Less portion for which no allowance
 for loan losses is allocated                            0                    0
                                                   ----------------------------
Portion of impaired loan balance for which
 an allowance for loan losses is allocated         $37,247           $1,068,036
                                                   ============================

Portion of allowance for loan losses
 allocated to the impaired loan balance            $37,247           $  213,607
                                                   ============================

Information regarding impaired loans is as follows for the period ended:


                                                June 30, 1999    December 31, 1998
                                                -------------    -----------------

Average investment in impaired loans               $509,046          $1,237,532

Interest income recognized on impaired loans             --                  --

Interest income recognized on impaired
 loans on cash basis                                     --                  --

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

The following is a summary of commitments to extend credit at June 30, 1999 and December 31, 1998.


                         June 30,     December 31,
                           1999           1998
                         --------     ------------

      Fixed rate       $ 1,765,446    $ 2,518,000
      Variable rate     22,208,935     29,107,000
                       --------------------------
                       $23,974,381    $31,625,000
                       ==========================

At June 30, 1999 and December 31, 1998, reserves of $821,000 and $901,000 were required as deposits with the Federal Reserve or as cash on hand. These reserves do not earn interest.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion focuses on the consolidated financial condition of the Corporation at June 30, 1999, compared to December 31, 1998, and the consolidated results of operations for the three and six months ending June 30, 1999 compared to the same period in 1998. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements and related footnotes.

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

Gross loans increased $23,419,488 or 14.76% during the first six months of 1999. Increases primarily occurred in the installment portfolios, which increased $22,303,350 or 52.88% during the first six months of 1999. The Bank experienced significant rate competition in the commercial lending area from larger, megabank institutions and strategically decided not to negatively impact net interest margin by offering comparable rates. The increase in the installment portfolio was due to growth in the indirect loan business, specifically financing of horse trailer and consumer lawn and garden equipment. The Bank has a partnering relationship with a Denver-based organization, whereas the Bank purchases horse trailer loan accounts on a national and local basis. Advantage has performed a "partnering" with a consumer farm company wherein Advantage has the first right of financing of all consumer large ticket items. Large ticket items are considered those items that have a retail cost exceeding three hundred dollars. Advantage is currently involved in two periods per year whereas the customers are offered six months same as cash. We estimate that over 60% of these loans will go beyond the six-month period and thereby earn interest retroactive back to the date of the original contract date. Further all of these accounts are purchased at a discount of two percent. When Advantage was formed it was owned by the Corporation and has since been changed to its owner being the Bank. As the Bank moves forward it has and will purchase all Advantage loans and will thereby require the Bank to make the appropriate reserves for these loans. It is anticipated that this loan volume will exceed eight million dollars annually based on current projections.

Total deposits increased $24,845,609, or 14.35%, during the first six months of 1999. Deposits grew based upon two important factors, IE: 1. The Bank offered deposit rates via the INTERNET for certificates of deposits with a minimum balance of fifty ($50,000.00) thousand dollars or more, and 2. By use of internal sales, marketing and advertising. Basically the monies received between the INTERNET and internal was a 50/50 split. Both methods were employed presenting positive results. Noninterest bearing deposits decreased $2,138,411 for the period ended June 30, 1999.

The Bank will, from time to time, use advances from Federal Home Loan Bank to fund loans. This is another source of funds at what may be a lower cost for the Bank and thereby decrease the Bank's funding cost. These funds can be employed for a specific time period and thus reduce the Bank's dependency on consumer and business deposits.


RESULTS OF OPERATIONS

Net income for the six-month period ending June 30, 1999 stood at $801,584 compared to $631,701 during the same period in 1998. Second quarter income in 1999 was $423,760 as compared to $281,781 during the same three-month period in 1998. Diluted earnings per share increased by $.13 and $.15 per share for the three- and six- month periods ending June 30, 1999 as compared to the same periods in 1998. Discussed below are the major factors, which have influenced these, operating results.

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

Interest income for the three and six months ending June 30, 1999 was $4,233,839 and $8,185,015 as compared to $3,307,005 and $6,621,755 during the same periods in 1998, an increase of $849,825 and $1,563,260. During the same time period, interest expense increased $506,566 from $3,440,208 in the first half of 1998 to $3,946,774 in 1999. The primary factor influencing the growth in interest income is the purchase of loan contracts on the purchases of horse trailers previously discussed. While the Bank has increased originations of finance contracts on consumer lawn and garden equipment it should be noted that most of these contracts are still within their six month same as cash period and have not as of this date contributed to earnings. The increase in interest expense is commensurate with the increase in deposits and other borrowings necessary to fund loan growth.

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


CAPITAL RESOURCES

Total shareholders' equity decreased $472,030 or 2.77% during the first six months of 1999. Year-to-date net income of $801,584 increased equity, offset by a $892,601 decrease in the market value of the available-for-sale security portfolio and dividends declared for shareholders of $399,000. Shareholders' equity to total assets was 7.0% at June 30, 1999 compared to 8.1% at December 31, 1998. It is also note worthy that the Corporation has determined it is in the best interest of the shareholders to pay the stock or cash dividend quarterly, rather than the previous method of semi-annually. This is being done to get the dividend in the hand of the shareholders more rapidly and to assist in the marketability of the stock.

Banking regulations have established minimum capital requirements for banks and bank holding companies including risk-based capital ratios and leverage ratios. Risk-based capital regulations require all banks to have a minimum total risk-based capital ratio of 8% with half of the capital composed of core capital. Minimum leverage ratio requirements range from 3% to 5% of total assets. Core capital, or Tier 1 capital, includes common equity, perpetual preferred stock and minority interests that are held by others in consolidated subsidiaries minus intangible assets. Supplementary capital, or Tier 2 capital, includes core capital and such items as mandatory convertible securities, subordinated debt and the allowance for loans and lease losses, subject to certain limitations. Qualified Tier 2 capital can equal up to 100% of an institution's Tier 1 capital with certain limitations in meeting the total risk-based capital requirements. At June 30, 1999, the Bank's leverage ratio (with no material difference between the Bank and Commercial Bancshares, Inc., the parent company) was 7.2 % and the risk-based capital ratio was 9.6 %, both of which exceeded the minimum regulatory requirements.


LIQUIDITY

Liquidity management for the Bank centers on the assurance that funds are available to meet the loan and deposit needs of its customers and the Bank's other financial commitments.

Cash and cash equivalents at June 30, 1999 and December 31, 1998 stood at $14,059,358 and $6,692,802. Refer to the Statement of Cash Flows contained within this report.

A standard measure of liquidity is the relationship of loans to deposits and borrowed funds. Lower ratios indicate greater liquidity. At June 30, 1999 and December 31, 1998, the ratio of loans to deposits and borrowed funds was
80.8 % and 82.5%, considered an acceptable level of liquidity by management.

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

Interest rate risk is managed regularly through the Corporation's Asset/Liability Management Committee (ALCO). The two primary methods to monitor and manage interest rate risk are rate-sensitivity gap analysis and review of the effects of various interest rate-shock scenarios. Based upon ALCO's review, there has been no significant change in the interest rate risk of the Corporation since year-end 1998.


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

Item 4 -  Submission of Matters to a Vote of Security Holders:
          The Annual Meeting of Shareholders (the "Meeting") of the Corporation was held April 14, 1999. There were 524,497 shares of the 1,049,431 shares currently outstanding, or 50.0% , represented in person or by proxy at the Meeting. The only matter for voting was the election of Class II Directors for the Corporation, with a three year term expiring at the Corporation's 2002 Annual Meeting. Each of the four nominees, namely Daniel E. Berg,
          Loren H. Dillon, Mark Dillon, and William E. Ruse, received at least 523,003 votes, or 99.7%, of the shares represented at the
          Meeting, and were elected as Class II     Directors of the
          Corporation.

          Under the requirements of the Securities Exchange Act of 1934, the Registrant duly signed the report. A copy of which is on file at the principal place of business, and is dated May 7, 1999.

Item 5 -  Other Information:
          There are no matters required to be reported under this item.

Item 6 -  Exhibits and Reports on Form 8-K:

          (a) Exhibit 11, Statement re computation of per share earnings (reference is hereby made to Note 1 to the Consolidated Financial Statements on page 8 hereof)


                         COMMERCIAL BANCSHARES, INC.

                                 SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  COMMERCIAL BANCSHARES, INC.
                                  (Registrant)


Date:  September 26, 2000         /s/ Raymond E. Graves
                                  -----------------------------------
                                  (Signature)
                                  Raymond E. Graves
                                  President and Chief Executive Officer


Date:  September 26, 2000         /s/ Patrick S. Smith
                                  -----------------------------------
                                  (Signature)
                                  Patrick S. Smith
                                  Vice President and Chief Financial Officer


                         COMMERCIAL BANCSHARES, INC.

                              Index to Exhibits

Exhibit 11 Statement re computation of per share earnings (reference is hereby made to Note 1 to the Consolidated Financial Statements on page 8 hereof)

Exhibit 27    Financial Data Schedule