Form 10-Q/A
period 1999-09-30
COMMERCIAL BANCSHARES INC \OH\
filed 2000-11-13
CIK 1009976

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q/A
                         Amendment No.1 to Form 10-Q

(Mark One)

          [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For Quarterly Period ended September 30, 1999

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

                         Yes    [X]      No    [ ]


As of October 31, 1999, the latest practicable date, 1,049,999 shares of the issuer's common shares, no par value, were issued and outstanding.


                         COMMERCIAL BANCSHARES, INC.

                                    INDEX

                                                                          Page
                                                                          ----

PART I - FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Consolidated Balance Sheets                                     3

            Consolidated Statements of Income                               4

            Condensed Consolidated Statements of Changes in
             Shareholders' Equity                                           5

            Condensed Consolidated Statements of Cash Flows                 6

            Notes to Consolidated Financial Statements                      7

  Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations                 13

  Item 3.   Quantitative and Qualitative Disclosures about Market Risk     18


PART II - OTHER INFORMATION

  Item 1.   Legal Proceedings                                              19

  Item 2.   Changes in Securities and Use of Proceeds                      19

  Item 3.   Defaults Upon Senior Securities                                19

  Item 4.   Submission of Matters to a Vote of Security Holders            19

  Item 5.   Other Information                                              19

  Item 6.   Exhibits and Reports on Form 8-K                               19

SIGNATURES                                                                 20


                         COMMERCIAL BANCSHARES, INC.

                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)


                                                    September 30,    December 31,
                                                         1999            1998
                                                    -------------    ------------

ASSETS
Cash and cash equivalents                           $  6,235,788     $  6,692,802
Securities available for sale, at fair value          33,251,909       38,256,547
Total loans                                          191,085,391      158,637,114
Allowance for loan losses                             (1,387,565)      (1,182,848)
                                                    -----------------------------
      Net loans                                      189,697,826      157,454,266
Premises and equipment, net                            5,452,884        3,957,297
Other real estate                                        806,438          921,500
Accrued interest receivable                            1,447,860        1,054,578
Other assets                                           2,066,986        2,066,742
                                                    -----------------------------

      Total assets                                  $238,959,691     $210,403,732
                                                    =============================

LIABILITIES
Deposits
  Noninterest-bearing deposits                      $ 15,460,446     $ 16,800,775
  Interest-bearing deposits                           39,218,921       39,985,521
  Savings and time deposits                          110,017,457       94,178,037
  Time deposits $100,000 and greater                  42,032,864       22,133,462
      Total deposits                                 206,729,688      173,097,795
Accrued interest payable                                 484,096          422,085
Borrowed funds                                        14,802,938       19,220,000
Other liabilities                                        205,538          616,224
                                                    -----------------------------
      Total liabilities                              222,222,260      193,356,104

SHAREHOLDERS' EQUITY
Common stock (no par value; 4,000,000 shares
 authorized; 1,049,999 and 1,048,431 shares
 issued in 1999 and 1998                               7,981,858        7,963,870
Retained earnings                                      9,559,445        8,940,775
Unrealized loss on securities available for sale        (803,872)         142,983
                                                    -----------------------------
      Total shareholders' equity                      16,737,431       17,047,628
                                                    -----------------------------

      Total liabilities and shareholders' equity    $238,959,691     $210,403,732
                                                    =============================


             See notes to the consolidated financial statements.


                         COMMERCIAL BANCSHARES, INC.

                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)


                                            Three Months Ended            Nine Months Ended
                                               September 30,                September 30,
                                         ------------------------    --------------------------
                                            1999          1998          1999           1998
                                            ----          ----          ----           ----

Interest income
  Interest and fees on loans             $3,982,025    $3,048,396    $11,213,607    $ 8,514,378
  Interest on securities
    Taxable                                 251,669       351,133        851,606        996,952
    Nontaxable                              172,164       263,695        504,515        687,279
  Other interest income                      22,887         5,985         44,031         92,355
                                         ------------------------------------------------------
      Total interest income               4,428,745     3,669,209     12,613,759     10,290,964

Interest expense
  Interest on deposits                    2,129,324     1,782,070      5,685,582      5,212,917
  Other interest expense                    176,398        82,407        566,914         91,768
                                         ------------------------------------------------------
      Total interest expense              2,305,722     1,864,477      6,252,496      5,304,685
                                         ------------------------------------------------------

Net interest income                       2,123,023     1,804,732      6,362,263      4,986,279

Provision for loan losses                   110,000       172,912        382,857        328,012
                                         ------------------------------------------------------

Net interest income after
 provision for loan losses                2,013,023     1,631,820      5,978,406      4,658,267
                                         ------------------------------------------------------

Other income
  Service charges on deposit accounts       284,554       200,435        787,848        514,923
  Security gains/(losses), net               (2,241)       63,718         57,694         84,620
  Loan sale gains, net                       36,074        93,574        116,552        253,898
  Other income                               65,144        62,031        270,089        154,629
                                         ------------------------------------------------------
      Total other income                    383,531       419,758      1,232,183      1,008,070

Other expense
  Salaries and employee benefits            852,816       718,902      2,575,776      2,106,035
  Occupancy, furniture and equipment        181,706       152,930        623,368        447,690
  State taxes                                71,625        74,041        213,107        215,294
  Data processing                           125,786       139,598        388,789        414,831
  Other operating expense                   578,635       508,108      1,694,833      1,255,017
                                         ------------------------------------------------------
      Total other expense                 1,810,568     1,593,579      5,495,873      4,438,867

Income before federal income taxes          585,986       457,999      1,714,716      1,227,370

Income tax expense                          170,400        81,230        497,546        219,000

Net income                               $  415,586    $  376,769    $ 1,217,170    $ 1,008,470
                                         ======================================================

Basic earnings per common share          $      .40    $      .36    $      1.16    $       .97
                                         ======================================================
Diluted earnings per common share        $      .39    $      .36    $      1.13    $       .96
                                         ======================================================

             See notes to the consolidated financial statements.


                         COMMERCIAL BANCSHARES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                           IN SHAREHOLDERS' EQUITY
                                 (Unaudited)


                                                              Three Months Ended
                                                                 September 30,
                                                          --------------------------
                                                              1999           1998
                                                              ----           ----

Balance at beginning of period                            $16,575,598    $15,930,088

Comprehensive Income:
  Net income                                                  415,586        376,769
  Change in net unrealized gain / (loss) on securities
   available for sale, net of reclassification
   and tax effects                                            (54,253)       831,455
                                                          --------------------------

      Total comprehensive income                              361,333      1,208,224

Stock options exercised                                            --         43,492

Dividends paid                                               (199,500)            --
                                                          --------------------------

Balance at end of period                                  $16,737,431    $17,181,804
                                                          ==========================


                                                               Nine Months Ended
                                                                 September 30,
                                                          --------------------------
                                                              1999           1998
                                                              ----           ----

Balance at beginning of period                            $17,047,628    $15,688,343

Comprehensive Income:
  Net income                                                1,217,170      1,008,470
  Change in net unrealized gain/(loss) on securities
  available for sale, net of reclassification
  and tax effects                                            (946,855)       737,252
                                                          --------------------------

      Total Comprehensive Income                              270,315      1,745,722

Issuance of common stock                                       17,988             --

Stock Options Exercised                                            --        134,826

Dividends paid                                               (598,500)      (387,087)
                                                          --------------------------

Balance at end of period                                  $16,737,431    $17,181,804
                                                          ==========================


             See notes to the consolidated financial statements.


                         COMMERCIAL BANCSHARES, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                          Nine Months Ended
                                                            September 30,
                                                    ----------------------------
                                                        1999            1998
                                                        ----            ----

Net cash provided by operating activities           $    724,506    $    890,498

Investing activities
  Securities available for sale
    Purchases                                         (9,007,139)    (38,795,862)
    Maturities and repayments                          4,523,738       4,997,681
    Sales                                              8,016,911      25,289,615
  Securities held to maturity
    Purchases                                                 --        (245,078)
    Sales                                                     --         916,484
  Net change in loans                                (31,455,699)    (11,729,160)
  Bank premises and equipment expenditures            (1,956,214)       (190,173)
  Net change in other real estate                        (37,438)             --
                                                    ----------------------------
  Net cash used by investing activities              (29,915,841)    (19,756,493)
                                                    ----------------------------

Financing activities
  Net change in deposits                              33,731,894       7,028,526
  Net change in other borrowings                      (4,417,062)      9,620,000
  Dividends paid                                        (598,499)       (387,087)
  Issuance of common stock                                17,988              --
  Stock options exercised                                     --         134,826
                                                    ----------------------------
  Net cash from financing activities                  28,734,321      16,396,265
                                                    ----------------------------

Net change in cash and cash equivalents                 (457,014)      2,469,730

Cash and cash equivalents at beginning of period       6,692,802       7,111,986
                                                    ----------------------------

Cash and cash equivalents at end of period          $  6,235,788    $  4,642,256
                                                    ============================

Supplemental disclosures
  Cash paid during the period for
    Interest                                        $  6,190,485    $  6,182,284
    Income taxes                                         360,000         400,000

             See notes to the consolidated financial statements.


                         COMMERCIAL BANCSHARES, INC.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reason for Amendment: This amended Form 10-Q reflects an adjustment which, for the nine months ended September 30, 1999, reduces interest and fees on loans by $206,000, reduces net income by $136,000 and reduces corresponding diluted earnings per share by $.12 from amounts previously reported. The adjustment reflects the correction of an error in recording interest on mortgage loans, which occurred during the Bank's conversion to a new data processing system in the first quarter of 1999. Management believes this error was an isolated instance. Revised review procedures are now in place to detect such items on a more timely basis. The effects of this adjustment were included in the Company's annual report to shareholders for the year ended December 31, 1999.

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

NOTE 2 - SECURITIES

Securities as of September 30, 1999 and December 31, 1998 are as follows:


                                                                September 30, 1999
                                             --------------------------------------------------------
                                                               Gross         Gross
                                              Amortized     Unrealized    Unrealized          Fair
                                                Cost           Gains        Losses           Value
                                              ---------     ----------    ----------         -----

Securities available for sale
  Obligations of federal agencies            $ 1,606,190                  $   (92,128)    $ 1,514,062
  Obligations of state and political
   subdivisions                               15,691,611    $ 23,913         (709,664)     15,005,861
  Corporate bonds                                997,329                      (44,895)        952,433
  Mortgage-backed securities                  14,933,128                     (395,215)     14,537,913
                                             -------------------------------------------------------
  Total Debt Securities                       33,228,258      23,913       (1,241,902)     32,010,269
  Equity investments                           1,241,640                                    1,241,640
                                             -------------------------------------------------------
      Total securities available for sale    $34,469,898    $ 23,913      $(1,241,902)    $33,251,909
                                             ========================================================


                                                                December 31, 1998
                                             --------------------------------------------------------
                                                               Gross         Gross
                                              Amortized     Unrealized    Unrealized          Fair
                                                Cost           Gains        Losses           Value
                                              ---------     ----------    ----------         -----

Securities available for sale
  Obligations of federal agencies            $ 2,618,533    $ 10,552                      $ 2,629,085
  Obligations of state and political
   subdivisions                               13,163,346     380,141      $    (4,297)     13,539,190
  Corporate bonds                              1,956,732       3,281           (3,100)      1,956,913
  Mortgage-backed securities                  19,355,335      25,084         (195,020)     19,185,399
                                             -------------------------------------------------------
      Total debt securities                   37,093,946     419,058         (202,417)     37,310,587
  Equity investments                             945,960                                      945,960
                                             -------------------------------------------------------
      Total securities available for sale    $38,039,906    $419,058      $  (202,417)    $38,256,547
                                             ========================================================



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



                                                                  Estimated
                                                   Amortized        Fair
                                                     Cost           Value
                                                   ---------      ---------

Securities available for sale
  Due in one to five years                        $ 2,685,272    $ 2,572,870
  Due in five to ten years                          8,141,092      7,766,423
  Due after ten years                               7,468,766      7,133,063
  Mortgage-backed securities                       14,933,128     14,537,913
                                                  --------------------------

      Total debt securities available for sale    $33,228,258    $32,010,269
                                                  ==========================

Sales of available for sale securities during the nine months ended September 30, 1999 and 1998 were:


                         1999           1998
                         ----           ----

      Proceeds        $8,016,911    $25,289,615
      Gross gains         61,894        150,251
      Gross losses         4,200         65,631

Securities with a carrying value of approximately $22,121,926 at September 30, 1999 and $9,731,000 at December 31, 1998 were pledged to secure deposits and for other purposes.


NOTE 3 - LOANS

Loans at September 30, 1999 and December 31, 1998 were as follows:


                                    September 30, 1999    December 31, 1998
                                    ------------------    -----------------

      Commercial and other loans       $ 81,131,835          $ 79,168,621
      Real estate loans                  31,499,541            30,739,831
      Consumer and credit card           71,494,199            42,012,388
      Home equity loans                   6,959,816             6,716,274
                                       ----------------------------------
            Total loans                $191,085,391          $158,637,114
                                       ==================================

The subsidiary Bank is an authorized seller/servicer for the Federal Home Loan Mortgage Corporation (FHLMC). Loans sold to FHLMC for which the Bank has retained servicing totaled $63,131,763 and $46,931,540 at September 30, 1999 and December 31, 1998. Real estate loans originated and held for sale at September 30, 1999 and December 31, 1998 totaled $3,447,144 and $2,276,000.


NOTE 4 - ALLOWANCE FOR LOAN LOSSES

A summary of activity in the allowance for loan losses for the nine months ended September 30, 1999 and 1998 is as follows:


                                      1999          1998
                                      ----          ----

      Balance - January 1          $1,182,848    $1,075,385
      Loans charged off              (269,189)     (414,704)
      Recoveries                       91,049        44,065
      Provision for loan losses       382,857       328,012
                                   ------------------------
      Balance - September 30       $1,387,565    $1,032,758
                                   ========================

Information regarding impaired loans is as follows:


                                              September 30, 1999    December 31, 1998
                                              ------------------    -----------------

Balance of impaired loans                          $186,235             $1,068,036

Less portion for which no allowance
 for loan losses is allocated                             0                      0
                                                   -------------------------------

Portion of impaired loan balance for which
 an allowance for loan losses is allocated         $186,235             $1,068,036
                                                   ===============================

Portion of allowance for loan losses
 allocated to the impaired loan balance            $ 37,247             $  213,607
                                                   ===============================


Information regarding impaired loans is as follows for the period ended:


                                              September 30, 1999    December31, 1998

Average investment in impaired loans               $381,784             $1,237,532

Interest income recognized on impaired loans             --                     --

Interest income recognized on impaired
 loans on cash basis                                     --                     --

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

The following is a summary of commitments to extend credit at September 30, 1999 and December 31, 1998.


                       September 30,   December 31,
                            1999           1998
                       -------------   ------------

      Fixed rate        $ 1,241,000    $ 2,518,000
      Variable rate      22,248,000     29,107,000
                        --------------------------
                        $23,489,000    $31,625,000
                        ==========================

At September 30, 1999 and December 31, 1998, reserves of $848,000 and $901,000 were required as deposits with the Federal Reserve or as cash on hand. These reserves do not earn interest.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion focuses on the consolidated financial condition of the Corporation at September 30, 1999, compared to December 31, 1998, and the consolidated results of operations for the three and nine months ending September 30, 1999 compared to the same period in 1998. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements and related footnotes.

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

Gross loans increased $32,448,277 or 20.45% during the first nine months of 1999. Increases occurred in commercial and installment portfolios, which combined to increase $31,445,025 or 25.9% during the first nine months of 1999. The Bank experienced significant rate competition in the commercial lending area from larger, megabank institutions. The increase in the installment portfolio was due to growth in the indirect loan business, specifically financing of horse trailer and consumer farm equipment. The Bank has a partnering relationship with a Denver-based organization, where the Bank purchases horse trailer loan accounts on a national and local basis. Advantage has performed a "partnering" with Quality Farm and Fleet ("QFF") stores where Advantage has the first right of financing of all consumer large ticket items. Large ticket items are considered those items which have a retail cost exceeding three hundred dollars. The Corporation is reserving all QFF loans approved at a four- percent reserve for bad debts. Advantage is currently involved in two periods per year where the buyers of the consumer goods receive no interest or payments for the first six months of the contract. We estimate that over 60% of these loans will go beyond the six-month period. Further all of these accounts are purchased at a discount of two percent.

Total deposits increased $33,631,893 or 19.4%, during the first nine months of 1999. This increase was primarily derived from a $19,899,402 increase in time deposits of $100,000 and greater. These certificates of deposit were issued both conventionally to local market deposit customers as well as by marketing over the Internet. These deposits, with maturities of 9 months of greater, are used to fund the growth of the Bank's consumer loan portfolio. Noninterest bearing deposits decreased $1,340,329 for the period ended September 30, 1999.

The Bank will, from time to time, use advances from Federal Home Loan Bank to fund loans. This is an additional source of funding. These funds can be employed for a specific time period and thus reduce the Bank's dependency on consumer and business deposits.


RESULTS OF OPERATIONS

Net income for the nine-month period ending September 30, 1999 stood at $1,217,170 compared to $1,008,470 during the same period in 1998. Third quarter income in 1999 was $415,586 as compared to $376,769 during the same three-month period in 1998. Diluted earnings per share increased by $.03 and $.17 per share for the three- and nine- month periods ending September 30, 1999 as compared to the same periods in 1998. Discussed below are the major factors, which have influenced these operating results.

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

Interest income for the three and nine months ending September 30, 1999 was $4,428,745 and $12,613,759 as compared to $3,669,209 and $10,290,964 during the same periods in 1998, an increase of $759,536 and $2,322,795. During the nine month time period, interest expense increased $947,811 from $5,304,685 to $6,252,496 in 1999. A factor for this increase in interest income is the purchase of a six million-dollar portfolio of horse trailer loans from Mountain Parks Bank in July 1998 and a continuing partnership with a Denver based organization, in which the bank purchases horse trailer loan accounts on a national and local basis. This relationship has increased interest income via the increased number of loans that have been approved. This is considered a niche for the Bank.

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


CAPITAL RESOURCES

Total shareholders' equity decreased $310,197 or 1.8% during the first nine months of 1999. Year-to-date net income of $1,217,170 increased equity, offset by a $946,855 decrease in the market value of the available for sale securities portfolio. Shareholders' equity to total assets was 7.00% at September 30, 1999 compared to 8.1% at December 31, 1998. It is also noteworthy that the Corporation has determined that it is in the best interest of the shareholders to pay the stock or cash dividend quarterly, rather than the previous method of semi-annually. This is being done to get dividends in the hands of shareholders more rapidly and to assist in the marketability of the stock.

Banking regulations have established minimum capital requirements for banks including risk-based capital ratios and leverage ratios. Risk-based capital regulations require all banks to have a minimum total risk-based capital ratio of 8% with half of the capital composed of core capital. Minimum leverage ratio requirements range from 3% to 5% of total assets. Core capital, or Tier 1 capital, includes common equity, perpetual preferred stock and minority interests that are held by others in consolidated subsidiaries minus intangible assets. Supplementary capital, or Tier 2 capital, includes core capital and such items as mandatory convertible securities, subordinated debt and the allowance for loan and lease losses, subject to certain limitations. Qualified Tier 2 capital can equal up to 100% of an institution's Tier 1 capital with certain limitations in meeting the total risk-based capital requirements. At September 30, 1999, the Bank's leverage ratio was 6.7% and the risk-based capital ratio was 9.3%, both of which exceeded the minimum regulatory requirements.

The Company's strategic plan calls for a Tier 1 capital leverage ratio of not less than 7.0%. Also, when this ratio falls below 7.25%, a capital plan will be developed and presented to the Board of Directors for their approval. Management is presently developing a capital strategy which will address both the Tier 1 leverage ratio and the bank's risk based capital ratios, in an attempt to return the latter above the 10% level by year end 1999 for the purpose of continuing to meet the "well-capitalized" definition of the Federal Deposit Insurance Corporation.


LIQUIDITY

Liquidity management for the Bank centers on the assurance that funds are available to meet the loan and deposit needs of its customers and the Bank's other financial commitments.

Cash and cash equivalents at September 30, 1999 and December 31, 1998 stood at $6,235,788 and $6,692,802. Refer to the Statement of Cash Flows contained within this report.

A standard measure of liquidity is the relationship of loans to deposits and borrowed funds. Lower ratios indicate greater liquidity. At September 30, 1999 and December 31, 1998, the ratio of loans to deposits and borrowed funds was 86.3% and 82.5%, considered an acceptable level of liquidity by management.

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

          Exhibit 27, Financial Data Schedule


                         COMMERCIAL BANCSHARES, INC.

                                 SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  COMMERCIAL BANCSHARES, INC.
                                  (Registrant)


Date:  September 08, 2000         /s/ Raymond E. Graves
                                  -----------------------------------
                                  (Signature)
                                  Raymond E. Graves
                                  President and Chief Executive Officer


Date:  September 08, 2000         /s/ Patrick S. Smith
                                  -----------------------------------
                                  (Signature)
                                  Patrick S. Smith
                                  Vice President and Chief Financial Officer


                         COMMERCIAL BANCSHARES, INC.

                              Index to Exhibits

Exhibit 11 Statement re computation of per share earnings (reference is hereby made to Note 1 to the Consolidated Financial Statements on page 8 hereof)

Exhibit 27    Financial Data Schedule