Form 10-Q
period 2000-09-30
COMMERCIAL BANCSHARES INC \OH\
filed 2000-11-13
CIK 1009976

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q


(Mark One)

          [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For Quarterly Period ended September 30, 2000

          [X]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

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

                         Yes    [X]      No    [ ]


As of October 31, 2000, the latest practicable date, 1,050,778 shares of the issuer's common shares, no par value, were issued and outstanding.


                         COMMERCIAL BANCSHARES, INC.

                                    INDEX


                                                                         Page
                                                                         ----


PART I - FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Consolidated Balance Sheets                                    3

            Consolidated Statements of Income                              4

            Condensed Consolidated Statements of Changes in
             Shareholders' Equity                                          5

            Condensed Consolidated Statements of Cash Flows                6

            Notes to Consolidated Financial Statements                     7

  Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations                10

  Item 3.   Quantitative and Qualitative Disclosures about Market Risk    15


PART II - OTHER INFORMATION

  Item 1.   Legal Proceedings                                             16

  Item 2.   Changes in Securities and Use of Proceeds                     16

  Item 3.   Defaults Upon Senior Securities                               16

  Item 4.   Submission of Matters to a Vote of Security Holders           16

  Item 5.   Other Information                                             16

  Item 6.   Exhibits and Reports on Form 8-K                              16

SIGNATURES                                                                17


                         COMMERCIAL BANCSHARES, INC.

                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)


(Amounts in thousands, except share data)

                                                    September 30,    December 31,
                                                         2000          1999
                                                    -------------    ------------

ASSETS
Cash and cash equivalents                              $  5,842        $  7,124
Securities available for sale                            32,443          32,414
Total loans                                             205,626         204,773
Allowance for loan loss                                  (1,587)         (1,499)
                                                       ------------------------
  Loans, net                                            204,039         203,274
Premises and equipment, net                               6,090           5,531
Accrued interest receivable                               1,650           1,276
Other assets                                              2,440           2,333
                                                       ------------------------

      Total assets                                     $252,504        $251,952
                                                       ========================

LIABILITIES
Deposits
  Noninterest-bearing demand                           $ 16,538        $ 18,203
  Interest-bearing demand                                43,235          39,576
  Savings and time deposits                             125,064         115,918
  Time deposits $100,000 and greater                     32,041          40,659
                                                       ------------------------
      Total deposits                                    216,878         214,356
FHLB advances                                            16,000          18,640
Other borrowed funds                                        533             713
Accrued interest payable                                    565             514
Other liabilities                                           393             516
                                                       ------------------------
      Total liabilities                                 234,369         234,739
                                                       ------------------------

SHAREHOLDERS' EQUITY
Common stock, no par value; 4,000,000 shares
 authorized, 1,050,778 and 1,049,999 shares
 issued in 2000 and 1999                                  8,076           8,056
Retained earnings                                        11,007          10,228
Treasury stock, 2,389 shares in 2000 and 1999               (74)            (74)
Accumulated other comprehensive income                     (874)           (997)
                                                       ------------------------
      Total shareholders' equity                         18,135          17,213
                                                       ------------------------

      Total liabilities and shareholders' equity       $252,504        $251,952
                                                       ========================


               See notes to consolidated financial statements.


                         COMMERCIAL BANCSHARES, INC.

                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)


(Amounts in thousands, except per share data)

                                            Three Months Ended    Nine Months Ended
                                               September 30,        September 30,
                                            ------------------    -----------------
                                             2000        1999       2000       1999
                                             ----        ----       ----       ----

Interest income
  Interest and fees on loans                $4,577      $3,982    $13,610    $11,214
  Interest on securities:
    Taxable                                    249         252        769        852
    Nontaxable                                 191         172        554        504
  Other interest income                         18          23         35         44
                                            ----------------------------------------
      Total interest income                  5,035       4,429     14,968     12,614
                                            ----------------------------------------

Interest expense
  Interest on deposits                       2,552       2,129      7,124      5,685
  Interest on borrowings                       206         177        717        567
                                            ----------------------------------------
      Total interest expense                 2,758       2,306      7,841      6,252
                                            ----------------------------------------

Net interest income                          2,277       2,123      7,127      6,362

Provision for loan losses                      160         110        409        383
                                            ----------------------------------------
Net interest income after
provision for loan losses                    2,117       2,013      6,718      5,979
                                            ----------------------------------------

Other income
  Service fees and overdraft charges           279         285        790        788
  Gain/(loss) on sale of securities, net        --          (2)        --         58
  Gain on sale of loans, net                    99          36        156        116
  Other income                                 109          65        301        270
                                            ----------------------------------------
      Total other income                       487         384      1,247      1,232
                                            ----------------------------------------

Other expense
  Salaries and employee benefits             1,084         853      3,070      2,576
  Occupancy, furniture and equipment           250         182        647        623
  State taxes                                   80          71        235        213
  Data processing                              143         126        409        389
  FDIC deposit insurance                        17          13         59         29
  Professional fees                             53          27        153         98
  Other operating expense                      563         539      1,506      1,568
                                            ----------------------------------------
      Total other expense                    2,190       1,811      6,079      5,496
                                            ----------------------------------------

Income before federal income taxes             414         586      1,886      1,715
Income tax expense                             101         170        498        498
                                            ----------------------------------------

Net income                                  $  313      $  416    $ 1,388    $ 1,217
                                            ========================================

Basic earnings per common share             $  .30      $  .40    $  1.33    $  1.16
                                            ========================================
Diluted earnings per common share           $  .30      $  .39    $  1.32    $  1.13
                                            ========================================

               See notes to consolidated financial statements.


                         COMMERCIAL BANCSHARES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                           IN SHAREHOLDERS' EQUITY
                                 (Unaudited)


(Amounts in thousands, except per share data)

                                                                 Three Months Ended
                                                                    September 30,
                                                                 ------------------
                                                                   2000       1999
                                                                   ----       ----


Balance at beginning of period                                   $17,731    $16,576

Comprehensive income:
  Net income                                                         313        416
  Change in net unrealized gain (loss) on securities
   available for sale, net of reclassification
   and tax effects                                                   281        (55)
                                                                 ------------------
      Total comprehensive income                                     594        361

Issuance of common stock                                              20         --

Dividends declared ($.20 and $.19 per share in 2000 and 1999)       (210)      (200)
                                                                 ------------------

Balance at end of period                                         $18,135    $16,737
                                                                 ==================


                                                                 Nine Months Ended
                                                                   September 30,
                                                                 ------------------
                                                                   2000       1999
                                                                   ----       ----

Balance at beginning of period                                   $17,213    $17,048

Comprehensive income:
  Net income                                                       1,388      1,217
  Change in net unrealized gain (loss) on securities
   available for sale, net of reclassification
   and tax effects                                                   123       (947)
                                                                 ------------------
      Total comprehensive income                                   1,511        270

Issuance of common stock                                              20         18

Dividends declared ($.58 and $.57 per share in 2000 and 1999)       (609)      (599)
                                                                 ------------------

Balance at end of period                                         $18,135    $16,737
                                                                 ==================


               See notes to consolidated financial statements.


                         COMMERCIAL BANCSHARES, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


(Amounts in thousands)

                                                     Nine Months Ended
                                                      September 30,
                                                    -------------------
                                                      2000       1999
                                                      ----       ----

Operating activities
  Net income                                        $ 1,388    $  1,217
  Adjustments                                         3,113        (492)
                                                    -------------------
      Cash from operating activities                  4,501         725

Investing activities
  Securities available for sale
    Purchases                                        (2,231)     (9,007)
    Maturities and repayments                         2,355       4,524
    Sales                                                --       8,017
  Net change in loans                                (4,066)    (31,456)
  Bank premises and equipment expenditures             (954)     (1,956)
  Net change in other real estate                        --         (38)
                                                    -------------------
      Cash from investing activities                 (4,896)    (29,916)
                                                    -------------------

Financing activities
  Net change in deposits                              2,522      33,732
  Net change in other borrowings                     (2,820)     (4,417)
  Issuance of common stock                               20          18
  Dividends paid                                       (609)       (599)
                                                    -------------------
      Cash from financing activities                   (887)     28,734
                                                    -------------------

Net change in cash and cash equivalents              (1,282)       (457)

Cash and cash equivalents at beginning of period      7,124       6,693
                                                    -------------------

Cash and cash equivalents at end of period          $ 5,842    $  6,236
                                                    ===================

Supplemental disclosures
  Cash paid during the period for:
    Interest                                        $ 7,790    $  6,190
    Income taxes                                        545         360

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

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Corporation at September 30, 2000, and results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances. The Annual Report for the Corporation for the year ended December 31, 1999, contains consolidated financial statements and related notes, which should be read in conjunction with the accompanying consolidated financial statements.

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

Earnings per Share: Basic earnings per share is based on net income divided by 1,048,008 and 1,049,999 weighted average shares outstanding during the quarter ended September 30, 2000 and 1999 and 1,047,744 and 1,049,872 weighted average shares outstanding during the nine months ended September 30, 2000 and 1999. Diluted earnings per share reflect the effect of additional common shares issuable under stock options using the treasury stock method. The weighted average number of shares used for determining diluted earnings per share were 1,048,655 and 1,058,338 for the quarter ended September 30, 2000 and 1999 and 1,048,722 and 1,079,794 for the nine months ended September 30, 2000 and 1999.

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

Business Segments: While the Corporation's chief decision makers monitor the revenue streams of various products and services, operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, all of the Corporation's operations are considered by management to be aggregated in one reportable segment.


NOTE 2 - LOANS


Loans were as follows:                  September 30, 2000    December 31, 1999
                                        ------------------    -----------------
                                                   ($ in thousands)

      Commercial and other loans             $ 89,809              $ 82,888
      Real estate loans                        34,633                33,439
      Consumer and credit card loans           69,072                75,318
      Home equity loans                         7,542                 7,253
      Consumer finance loans                    4,570                 5,875
                                             ------------------------------
          Total loans                        $205,626              $204,773
                                             ==============================

The subsidiary Bank is an authorized seller/servicer for the Federal Home Loan Mortgage Corporation (FHLMC). At September 30, 2000 and December 31, 1999, loans sold to FHLMC for which the Bank has retained servicing totaled $82.0 million and $68.4 million. There were no real estate loans originated and held for sale at September 30, 2000 and $2.6 million were held for sale at December 31, 1999.

Activity in the allowance for loan loss for the nine months ended September 30 was as follows:


                                             2000      1999
                                             ----      ----
                                            ($ in thousands)

      Beginning balance                     $1,499    $1,183
      Provision for loan loss                  409       383
      Loans charged off                       (411)     (269)
      Recoveries of previous charge-offs        90        91
                                            ----------------
          Ending balance                    $1,587    $1,388
                                            ================



Impaired loans were as follows:                                 September 30, 2000    December 31, 1999
                                                                ------------------    ----------------
                                                                           ($ in thousands)

Period-end loans with no allocated allowance for loan losses          $  137                $ --
Period-end loans with allocated allowance for loan losses                299                 186
                                                                      --------------------------
      Total loans                                                     $  436                $186
                                                                      ==========================
Amount of the allowance for loan losses allocated                     $  162                $ 37

Nonperforming loans were as follows:
  Loans past due over 90 days still on accrual                        $   97                $212
  Nonaccrual loans                                                     1,910                 530

The impaired and nonperforming loans have been considered in management's evaluation of the adequacy of the allowance for loan loss. Nonperforming loans includes substantially all impaired loans and smaller balance homogeneous loans, such as residential mortgage and consumer loans, that are collectively evaluated for impairment.

The increase in nonperforming loans is largely due to one commercial loan, with a September 30, 2000 balance of $954,000, to finance numerous rental properties. The loan was placed on nonaccrual status during the second quarter of 2000. All subject properties are collateralized by a first mortgage and were most recently appraised at an aggregate value of $1.4 million. The Bank has received judgement against all borrowers on the note and has placed the properties in court ordered receivership. Payments are currently being made through the receivership. The Bank may consider foreclosure action and recovery against individual borrowers.


                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion focuses on the consolidated financial condition of Commercial Bancshares, Inc. at September 30, 2000, compared to December 31, 1999, and the consolidated results of operations for the quarterly and nine month periods ended September 30, 2000 compared to the same periods in 1999. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements and related footnotes.

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

FINANCIAL CONDITION

Total assets increased by $552,000 from December 31, 1999 to September 30, 2000. The increase in total assets was primarily a result of growth in total loans, which increased $853,000 during the first nine months of 2000.

The Bank's traditional, local market area direct loans increased $6.9 million during the nine months ended September 30, 2000 as management sought to enhance the risk profile of its loan portfolio by reducing its dependence on niche market indirect lending. Commercial loans grew by $6.9 million during the first nine months of 2000 with management's continued emphasis on core lending growth by meeting the needs of the commercial and agricultural businesses that operate in the communities we serve. Real estate and home equity loans grew $1.5 million during the first nine months of 2000 compared to growth of $1.0 million during the same period a year ago. Consumer and credit card loans, excluding the indirect business discussed below, decreased $1.5 million during the first nine months of 2000 in concert with management's efforts to improve the risk profile of the loan portfolio.

The Bank's largest indirect loan business is based upon a relationship with a Denver-based organization, where the Bank purchases horse trailer loan accounts on a national basis. New loan originations from this source were halted during the first half of 2000 due to the rapid growth in volume throughout 1999, which placed pressure on the Bank's capital ratios. Management endeavors to maintain these capital ratios above "well capitalized" levels as defined by the regulators. Repayments of loans in this niche portfolio during the first nine months of the year have caused a decline to $47.1 million at September 30, 2000 from $51.8 million at December 31, 1999. New loan originations from this source were a modest $1.6 million during the third quarter of 2000.

Consumer finance loans generated by Advantage decreased to $4.6 million as of September 30, 2000 from $5.9 million at December 31, 1999. These loans are originated through a relationship with a chain of garden and farm supply stores and are predominantly to borrowers outside of the Bank's traditional market area. A majority of the Advantage loans are originated on a six-month same as cash basis such that if the customers repay the loan within the first six months, no interest will be collected by Advantage. For the loans that repay within the first six months, Advantage's income is limited to a 2% discount received upon the initial purchase of these loans. Experience through the first year and a half of this relationship has shown that approximately 43% of these loans are repaying within the first six months. The retail chain that serves as the primary source of indirect loans to Advantage has undergone a major corporate restructuring during 2000. As a result, new loan originations through September 30, 2000 totaled $1.3 million less than payoffs and regular payments. Advantage intends to bolster its current indirect business relationship as well as continue to pursue indirect consumer finance lending opportunities with other corporate entities.

Total deposits increased $2.5 million during the first nine months ended September 30, 2000. Certificates of deposits of $100,000 or more constituted a large part of the funding for the 1999 indirect loan growth and therefore grew by $19.9 million during the first nine months of 1999. By contrast, in 2000, management recognized the declining indirect loan portfolio and reduced the more costly large-balance deposits, particularly public funds deposits, by $8.6 million during the first nine months of 2000. Management's focus on a sales culture throughout its retail banking system continues to garner positive results. Demand deposits increased by $2.0 million during the first nine months of 2000 compared to a decline of $2.1 million during the same period in 1999. Core savings and time deposits grew by $9.1 million through September 30, 2000.

Total borrowed funds amounted to $16.5 million at September 30, 2000 compared to $19.4 million at December 31, 1999. The Bank will, from time to time, use advances from the Federal Home Loan Bank to fund loan growth,. Likewise, the Bank will reduce its short-term borrowings from time to time as funds become available to do so.

Total shareholders' equity increased $922,000 during the first nine months of 2000. Net income of $1.4 million was offset by $609,000 of dividends paid to shareholders and bolstered by an increase of $123,000 in the fair value of securities available for sale, net of tax. The fair value of securities available for sale, net of tax, increased by $281,000 during the third quarter of 2000, following two consecutive quarters of decline. Shareholders' equity to total assets was 7.18% at September 30, 2000 compared to 6.83% at December 31, 1999.

RESULTS OF OPERATIONS

Net income for the nine months ended September 30, 2000 was $1.4 million compared to $1.2 million during the same period in 1999. Diluted earnings per share increased to $1.32 for the nine months ended September 30, 2000 compared to $1.13 for the same period in 1999. Net income for the three months ended September 30, 2000 was $313,000 compared to $416,000 during the same period in 1999. Diluted earnings per share was $.30 for the third quarter in 2000 compared to $.39 for the same period in 1999. The major factors that have influenced these operating results are discussed on the following pages.

The following table provides an analysis of the average balances, yields and rates on interest-earning assets and interest-bearing liabilities.


                                                                Three Months Ended September 30,
                                            ------------------------------------------------------------------------
                                                           2000                                  1999
                                            ----------------------------------    ----------------------------------
                                            Average                  Average      Average                 Average
                                            balance     Interest    yield/rate    balance     Interest    yield/rate
                                            -------     --------    ----------    -------     --------    ----------
                                                                        ($ in thousands)

Securities (1)                              $ 33,002     $  556        6.84%      $ 35,150     $  536        6.14%
Loans (2)                                    203,378      4,577        9.00        184,188      3,982        8.65
                                            -------------------                   -------------------
      Total interest-earning assets          236,380      5,133        8.70        219,338      4,518        8.25
Other assets                                  14,073                                17,676
                                            --------                              --------
      Total assets                          $250,453                              $237,014
                                            ========                              ========

Deposits                                    $199,667      2,552        5.11%      $191,336      2,129        4.45%
Borrowed funds                                15,599        206        5.28         11,990        177        5.90
                                            -------------------                   -------------------
      Total interest-bearing liabilities     215,266      2,758        5.12        203,326      2,306        4.54
Noninterest-bearing demand deposit            16,422                                15,939
Other liabilities                                736                                   774
Shareholders'equity                           18,029                                16,975
                                            --------                              --------
      Total liabilities and
       shareholders' equity                 $250,453                              $237,014
                                            ========                              ========
Net interest income                                      $2,375                                $2,212
                                                         ======                                ======
Interest rate spread                                                   3.58%                                 3.71%
Net interest margin (3)                                                4.03%                                 4.04%

<F1>  Securities includes federal funds sold for purposes of this yield table. Average yields on taxable securities have been computed based on amortized cost. Income on tax exempt securities as been computed on a fully-taxable equivalent basis using a 34% tax rate. The amount of such adjustments was $98,000 and $89,000 for 2000 and 1999.
<F2>  Average balance is net of deferred loan fees and loan discounts.
      Interest income includes loan fees of $311,000 and $251,000 and dealer reserve expense of $150,000 and $139,000 in 2000 and 1999.
<F3>  Net interest income as a percentage of average interest-earning assets.

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

Interest income for the first nine months of 2000 was $15.0 million compared to $12.6 million during the same period in 1999, an increase of $2.4 million. Interest income for the third quarter of 2000 was $5.0 million compared to $4.4 million during the same quarter in 1999, an increase of $606,000. The increase was principally due to interest and fees on loans being $2.4 million greater in the first nine months and $595,000 greater in the third quarter of 2000 than for the comparable periods in 1999. The level of average loans increased $19.2 million, to $203.4 million during the third quarter of 2000 from $184.2 million during the same period in 1999. In addition, a generally rising interest rate environment has contributed to increased yields on both loans and securities. The tax-equivalent yield on interest-earning assets increased to 8.70% during the third quarter of 2000 from 8.25% during the same period in 1999. Despite the increased yield, the average balance of securities declined $2.1 million, commensurate with a managed shift to higher-yielding loan assets. Nevertheless, tax equivalent interest income on securities was $20,000 more in the third quarter of 2000 compared to 1999.

Interest expense increased $1.5 million to $7.8 million during the nine months of 2000 from $6.3 million during the same period in 1999. Interest expense was $2.8 million during the third quarter of 2000 compared to $2.3 million during the third quarter of 1999. The increase was principally due to the cost of deposits being $1.4 million greater for the first nine months in 2000 than in 1999. The average balance of deposits increased by $8.3 million, to $199.7 million during the third quarter of 2000 from $191.3 million during the third quarter of 1999. Accompanying the increase in average balances was an increased cost of funds because of generally rising interest rates. As a result, the average cost of deposits rose to 5.11% during the third quarter in 2000 from 4.45% during the same period in 1999. Borrowings averaged $15.6 million during the third quarter of 2000 and consist of $11.5 million of fixed rate FHLB advances, $3.6 million of short-term FHLB borrowings, and $500,000 of debt at the holding company.

While the net interest margin of 4.03% for the quarter ending September 30, 2000 is comparable to the net interest margin of 4.04% in 1999, the trend has been declining as evidenced by the declining net interest spread. Management expects the pressure on net interest income to continue for the next several quarters as deposits continue to reprice at higher rates.

The provision for loan loss increased to $409,000 for the nine months ended September 30, 2000 compared to $383,000 for the same period in 1999. Management determines the adequacy of the loan loss provision through its analysis of specific problem loans and historical charge-off experience in addition to its evaluation of current local and national economic conditions. Management increased the provision during the third quarter of 2000 as compared to the first two quarters in light of the portfolio growth and an increase in loan loss experience related to the Bank's indirect consumer loan business.

Noninterest income was $15,000 more for the first nine months of 2000 and $103,000 higher in the third quarter of 2000 compared to the same periods in 1999. Increases in gains on sale of loans and other income between 2000 and 1999 were offset by gains on the sale of securities in 1999, which were not repeated in 2000. Service fees and overdraft charges increased commensurate with the nominal growth in total demand deposits. The Corporation acquired a 49.9% interest in a title agency in May of 2000. and began earning noninterest income from this source during the second quarter.

Total noninterest expense increased $583,000 to $6.1 million for the first nine months of 2000 compared to $5.5 million for the same period in 1999. Total noninterest expense was $379,000 more for the third quarter of 2000 compared to the same period in 1999. For the comparable nine-month periods, the most significant increases were $494,000 in salaries and employee benefits, $55,000 in professional fees, $30,000 in data processing charges, and $30,000 in FDIC deposit insurance. Other operating expense has been held in check and was $62,000 less in 2000 than in 1999.

The increases in personnel and related expenses are largely due to the Bank's expansion success. Since September of 1999, the Bank has opened an office shared by its finance subsidiary in Marion, Ohio, and has purchased, renovated and opened a second facility in Findlay, Ohio, and an existing banking facility in Richwood, Ohio. Due to these changes and the expectations of continued growth of the Corporation, management anticipates noninterest expense to continue to increase.

LIQUIDITY AND CAPITAL RESOURCES

The Corporation's liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities, which are summarized in the Statement of Cash Flows. Cash and cash equivalents amounted to $5.8 million at September 30, 2000 compared to $7.1 million at December 31, 1999.

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

At September 30, 2000, the Bank's leverage ratio was 7.72% and the risk-based capital ratio was 10.08%, both of which exceeded the minimum regulatory requirements.

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


                                  FORM 10-Q
                      Quarter ended September 30, 2000
                         PART II - OTHER INFORMATION


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

                 Exhibit 27, Financial Data Schedule

          (b) No Report on Form 8-K has been filed during the quarter ended September 30, 2000.


                         COMMERCIAL BANCSHARES, INC.


                                 SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  COMMERCIAL BANCSHARES, INC.
                                  (Registrant)


Date:  November 10, 2000          /s/Raymond E. Graves
                                  -----------------------------------
                                  (Signature)
                                  Raymond E. Graves
                                  President and Chief Executive Officer


Date:  November 10, 2000          /s/ Patrick S. Smith
                                  -----------------------------------
                                  (Signature)
                                  Patrick S. Smith
                                  Vice President and Chief Financial Officer


                         COMMERCIAL BANCSHARES, INC.


                              Index to Exhibits

Exhibit 11    Statement re computation of per share earnings (reference is
              hereby made to Note 1 to    the Consolidated Financial
              Statements on page 7 hereof)

Exhibit 27    Financial Data Schedule