Form 10-K
period 2000-12-31
COMMERCIAL BANCSHARES INC \OH\
filed 2001-03-30
CIK 1009976

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-K

(Mark one)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934    For the fiscal year ended December 31, 2000

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934     For the transition period from______________to__________

                         Commission File No. 0-27894

                         COMMERCIAL BANCSHARES, INC.
                         ---------------------------
                     (Name of Registrant in Its Charter)

              OHIO                       34-1787239
-------------------------------      --------------------------
(State or other jurisdiction of        (I.R.S. Employer
 incorporation or organization)      Identification No.)

              118 S. SANDUSKY AVENUE UPPER SANDUSKY, OHIO 43351
              -------------------------------------------------

                  (Address of principal executive offices)
                  ----------------------------------------
                               (419) 294-5781

                 (Registrant's telephone number)    (Zip code)
                 ---------------------------------------------

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

Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.    [X]

At March 9, 2001, the aggregate market value of the voting stock held by nonaffiliates of the registrant, based on a share price of $24.75 per share (such price being the average of the bid and asked prices on such date) was $24,676,294.50.

At March 9, 2001, there were issued and outstanding 1,050,778 of the registrant's Common Shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's 2000 Annual Report to Shareholders is incorporated by reference into Part I and Part II of this Form 10-K.
Portions of Registrant's Definitive Proxy Statement for the April 11, 2001 Annual Meeting of Shareholders is incorporated by reference into Part III of this Form 10-K.

                                    INDEX

                                  FORM 10-K

                                                                       Page
                                                                       ----

PART I
------

Item 1.    Description of Business                                       3

Item 2.    Properties                                                    5

Item 3.    Legal Proceedings                                             6

Item 4.    Submission of Matters to a Vote of Security Holders           6

PART II
-------

Item 5.    Market for Common Equity and Related Shareholder Matters      6

Item 6.    Selected Financial Data                                       7

Item 7.    Management's Discussion and Analysis
            of Financial Condition and Results of Operation              7

Item 7A.   Quantitative and Qualitative Disclosures about
            Market Risk                                                  7

Item 8.    Financial Statements and Supplementary Data                   7

Item 9.    Changes in and Disagreements with Accountants on              7
            Accounting and Financial Disclosure

PART III
--------

Item 10.   Directors and Executive Officers of the Registrant            7

Item 11.   Executive Compensation                                        7

Item 12.   Security Ownership of Certain Beneficial Owners
            and Management                                               8

Item 13.   Certain Relationships and Related Transactions                8

PART IV
-------

Item 14.   List of Exhibits and Reports on Form 8-K                      8

           Signatures                                                    9

           Exhibits                                                     10

                                   PART I

ITEM 1 - DESCRIPTION OF BUSINESS

General
-------

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

The Bank grants residential, installment and commercial loans to customers located primarily in the Ohio counties of Wyandot, Marion, Hancock and Union and the surrounding area. Commercial loans are primarily variable rate and include operating lines of credit and term loans made to small businesses primarily based on the ability to repay the loan from the cash flow of the business. Such loans are typically secured by business assets, such as equipment and inventory, and occasionally by the business owner's personal residence. When the borrower is not an individual, the Bank generally obtains personal guarantees of the business owner. Commercial real estate loans are primarily secured by borrower-occupied business real estate, and are dependent on the ability of the related business to generate adequate cash flow to service the debt. Such loans primarily carry adjustable interest rates. Residential real estate loans are made with primarily fixed rates and are secured by the borrower's residence. Such loans are made based on the borrower's ability to make repayment from employment and other income. The Bank generally makes these loans in amounts of 95% or less of the value of collateral. An appraisal is obtained from a qualified real estate appraiser for substantially all loans secured by real estate. Construction loans are secured by residential and business real estate that primarily will be borrower-occupied upon completion. The Bank usually makes the permanent loan at the end of the construction phase. Installment loans to individuals include loans secured by automobiles and other consumer assets, including second mortgages on personal residences. Loans secured by automobiles are generated both by direct application from the customer and from the Bank's purchase of indirect retail installment contracts from the dealers. Credit card and overdraft protection loans are unsecured personal
lines of credit to individuals.   The Finance Company specializes in direct
and indirect lending for consumer goods, 90-day and six-month same-as-cash loans, second mortgage and home equity loans, and installment loans.

The general economic conditions in the Corporation's market area have generally been consistent with the nation as a whole. Unemployment statistics have generally been consistent with the State of Ohio as a whole and real estate values have been stable to rising. The Corporation is not aware of any exposure to material costs associated with environmental hazardous waste cleanup. Bank loan procedures require state and federal environmental regulatory studies be obtained by Bank management before approving any commercial real estate loan with such potential risk.

The Corporation is anticipating pursuing opportunities to expand into other areas of the financial services industry, including, but not limited to, insurance underwriting, made available by the passage of the Financial Modernization Act of 1999, although no specific transactions are currently contemplated.

Competition in Financial Services
---------------------------------

Both the Bank and the Finance Company compete for business in the Ohio counties of Wyandot, Hancock, Marion, and Union. The Company's competitors for business come from two primary sources: large regional firms and independent community banks and thrifts. The Bank also competes, particularly for deposit dollars, with insurance companies, brokerage firms and investment companies. The Bank finds that it competes favorably with the large regional banks by its ability to maintain decision-making officers within branch locations rather than centralizing decision-making in a corporate headquarters. Competition with the independent community banks is enhanced by creating product niches so as not to resort solely to pricing as a means to attract business. Examples of the Bank's product niches include horse and cargo trailer financing, small-business lending and low-fee demand deposit accounts. The Finance Company has found a niche in indirect financing of retail consumer goods from regional retailers.

Employees
---------

Currently the Bank has 108 full-time employees and 18 part-time employees. The Finance Company has 5 full-time employees. Officers of the Corporation are also employees of the Bank and have been included in these totals. The Corporation does not have any full- or part-time employees.

Supervision and Regulation
--------------------------

Regulation of the Corporation: The Corporation is a registered bank holding company organized under the laws of the State of Ohio on March 22, 1994. As such, the Corporation is subject to the laws of the State of Ohio and is under the jurisdiction of the Securities Act of 1933, as amended, and various Securities and Exchange Commission rules and regulations relating to the offering and sale of its securities. The Corporation is also subject to regulation under the Bank Holding Company Act of 1956, as amended. The Federal Reserve Board regulates financial holding companies and may examine or inspect the books and records of the Corporation and the Bank.

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

The following schedules present, for the periods indicated, certain financial and statistical information of the Corporation as required under the Securities and Exchange Commission's Industry Guide 3, or a specific reference as to the location of required disclosures in the Corporation's 2000 Annual Report to Shareholders (the "Annual Report"), which is included as Exhibit 13 to this document and incorporated herein by reference.

Statistical Disclosures
-----------------------

The following statistical information for 2000, 1999, and 1998, included in the Annual Report is incorporated herein by reference.

                                             Pages of Annual Report
                                             ----------------------
Distribution of Assets, Liabilities and
 Shareholders, Equity; Interest Rates and
 Interest Differential                                 5-6
Investment Portfolio                                    11
Loan Portfolio                                           8
Summary of Loan Loss Experience                          9
Deposits                                                12
Return on Equity and Assets                              3
Short-term Borrowings                                   27

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

All of the offices listed below are owned by the Bank and are free and clear of any encumbrances:

             Location                                Description
             --------                                -----------

1.    Main Office                     Two story  building built in the early
      118 S. Sandusky Ave.            1900's and remodeled in 1991.
      Upper Sandusky, Ohio 43351

2.    Carey Office                    One story building built and opened in 1973.
      128 S. Vance Street
      Carey, OH 43316

3.    Harpster Office                 One story building purchased in 1978.
      17480 Cherokee Street
      Harpster, OH 43323

4.    North Drive-In Office           One story drive in office opened in 1981.
      400 N. Sandusky Avenue
      Upper Sandusky, OH 43351

5.    Marion Barks Road Office        One story building purchased,
      170 Barks Road East             renovated, and opened in 1988.
      Marion, OH 43302

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

7.    Marion Jamesway Office          One story building constructed and opened
      279 Jamesway                    in 1997.
      Marion, OH 43302

8.    Bellefontaine Office            One story building purchased, renovated,
      1245 Bellefontaine Ave.         and opened in 1999.
      Marion, OH 43302

9.    Findlay Lincoln Street Office   One story building purchased in
      1660 Tiffin Ave.                1999 and opened in 2000.
      Findlay, OH 45840

10.   Richwood Office                 One story building purchased and opened
      335 East Blagrove Street        in 2000.
      Richwood, OH 43344

11.   Westerville Office              Two story building purchased in 2000.
      17 N. State Street              Scheduled to open in 2001.
      Westerville, OH 43081

The Bank also operates an intermittent office inside the Rotary Towers Nursing Facility in Marion, Ohio, which was opened in 1991. The Bank's Lincoln Street building is used as a banking office and to house the Bank's Real Estate Mortgage Department.

The Finance Company operates offices at 141 S. Main Street, Marion, Ohio and 1239 Bellefontaine Avenue, Marion, Ohio. The Main Street office is owned by Advantage and the Bellefontaine office is leased from the Bank.

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

No matter was submitted to a vote of security holders during the fourth quarter of 2000.

                                   PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND  RELATED SHAREHOLDER MATTERS

The information set forth under the heading "Shareholder Information" on page 38 of the Annual Report is incorporated herein by reference.

ITEM 6 - SELECTED FINANCIAL DATA

The information set forth under the heading "Comparative Summary of Selected Financial Data" on page 3 of the Annual Report is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The information set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 4 through 15, inclusive, of the Annual Report is incorporated herein by reference.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth under the heading "Quantitative and Qualitative Disclosures about Market Risk" on pages 13 and 14 of the Annual Report to Shareholders is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information contained in the consolidated financial statements and related notes and the report of independent auditors thereon, on pages 16 through 37, inclusive, of the Annual Report to Shareholders is incorporated herein by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS  ON ACCOUNTING AND
           FINANCIAL DISCLOSURE

No changes in or disagreements with the Corporation's independent accountants on accounting and financial disclosure have occurred.

                                  PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning Directors and Executive Officers of the Corporation appears on pages 4 through 8 inclusive under the captions "Information relating to Nominees and other Directors", and "Executive Officers" in the Corporation's Definitive Proxy Statement dated March 9, 2001 for the Annual Meeting of Shareholders to be held on April 11, 2001 and is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

Information concerning executive compensation appears on pages 3 and 10 through 16, inclusive, under the captions "Compensation of Directors", "Report of the Executive Compensation Committee of the Board of Directors on Executive Compensation", "Compensation Committee Interlocks and Insider Participation in Compensation Decisions", "Executive Compensation", "Deferred Compensation Plan", "Executive Incentive Stock Option Plan", "Supplemental Executive Retirement Plan", "Employment Contracts", and "Performance Graph" in the Corporation's Definitive Proxy Statement dated March 9, 2001 for the Annual Meeting of Shareholders to be held on April 11 2001 and is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS  AND
           MANAGEMENT

Information concerning security ownership of certain beneficial owners and management is contained on pages 2 and 4 through 6 under the captions "Voting Securities and Principal Holders Thereof" and "Information Relating to Nominees and other Directors" in the Corporation's Definitive Proxy Statement dated March 9, 2001 for the Annual Meeting of Shareholders to be held on April 11, 2001 and is incorporated herein by reference.

ITEM 13 -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions is contained on page 3 under the caption "Related Transactions" in the Corporation's Definitive Proxy Statement dated March 9, 2001 for the Annual Meeting of Shareholders to be held on April 11, 2001 and is incorporated herein by reference.


ITEM 14 - LIST OF EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS

Exhibit Number    Description of Document
      3.1         *Amended Articles of Incorporation of the Corporation
                  (incorporated by reference to Registrant's Form 8-K dated
                  April 27, 1995)

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

       13         Annual Report to Shareholders for the Year Ended 2000

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

                                       COMMERCIAL BANCSHARES, INC.
Date
                                       By:  /s/RAYMOND E. GRAVES
                                            ----------------------------
                                            Raymond E. Graves, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on _________________.

              Signatures                        Signatures
              ----------                        ----------

/s/RAYMOND E. GRAVES                       /s/EDWIN G. EMERSON
---------------------------------------    -------------------------------
Raymond E. Graves                          Edwin G. Emerson
President (Principal Executive Officer)    Director
 and Director

/s/JAMES A. DEER                           /s/HAZEL FRANKS
---------------------------------------    -------------------------------
James A. Deer                              Hazel Franks
Secretary, Principal Financial Officer,    Director
 Principal Accounting Officer
 and Director


/s/RICHARD SHEAFFER/s/                     /s/ DEBORAH J. GRAFMILLER
---------------------------------------    -------------------------------
Richard Sheaffer                           Deborah J. Grafmiller
Director, Chairman of the Board            Director


/s/DANIEL E. BERG                          /s/MICHAEL A. MASTRO
---------------------------------------    -------------------------------
Daniel E. Berg                             Michael A. Mastro
Director                                   Director


/s/LOREN H. DILLON                         /s/WILLIAM E. RUSE
---------------------------------------    -------------------------------
Loren H. Dillon                            William E. Ruse
Director                                   Director


/s/MARK DILLON                             /s/DOUGLAS C. SMITH
---------------------------------------    -------------------------------
Mark Dillon                                Douglas C. Smith
Director                                   Director

                              INDEX TO EXHIBITS

                                                                                       Page
                                                               Reference to          Number in
                                                               Prior Filing or         This
                                                               Exhibit Number        Form 10-K
Exhibit Number     Description of Document                     Attached Hereto        Report
--------------     -----------------------                     ---------------       ---------

       3.3         Amended Articles of Incorporation                  1           Not Applicable
                   of the Corporation

       3.4         Code of Regulations of                             2           Not Applicable
                   the Corporation

         4         Form of Certificate of
                   Common Shares                                      3           Not Applicable
                   of the Corporation

        10         Material Contracts                                 4           Not Applicable

        13         Annual Report to Shareholders                      5                  1
                   for the Year Ended 2000

        21         Subsidiaries of the Registrant                     6                 42

      23.1         Consent of Crowe, Chizek and Company LLP           7                 43

      23.2         Consent of Shumaker, Loop & Kendrick, LLP         8            Not Applicable