Form 10-Q
period 2001-03-31
COMMERCIAL BANCSHARES INC \OH\
filed 2001-05-15
CIK 1009976

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For Quarterly Period ended March 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________ to ____________.

                       Commission File Number 0-27894

                         COMMERCIAL BANCSHARES, INC.
      -----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

             Ohio                                  34-1787239
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

                            Yes  [X]      No  [ ]

As of April 30, 2001, the latest practicable date, 1,050,778 shares of the issuer's common shares, no par value, were issued and outstanding.


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


                         COMMERCIAL BANCSHARES, INC.

                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)


                                                    March 31,    December 31,
                                                       2001          2000
                                                    ---------    ------------
                                                         ($ in thousands)

ASSETS
Cash and due from banks                             $  5,542       $  6,292
Federal funds sold                                       300            300
                                                    -----------------------
  Cash and cash equivalents                            5,842          6,592
Securities available for sale                         33,389         32,949
Total loans                                          204,571        214,624
Allowance for loan losses                             (1,782)        (2,089)
                                                    -----------------------
  Loans, net                                         202,789        212,535
Premises and equipment, net                            6,653          6,676
Accrued interest receivable                            1,590          1,685
Sold loans receivable                                  5,735             --
Other assets                                           2,828          2,405
                                                    -----------------------

      Total assets                                  $258,826       $262,842
                                                    =======================

LIABILITIES
Deposits
  Noninterest-bearing demand                        $ 17,689       $ 17,765
  Interest-bearing demand                             46,716         43,961
  Savings and time deposits                          126,717        126,432
  Time deposits $100,000 and greater                  28,029         30,414
                                                    -----------------------
      Total deposits                                 219,151        218,572
FHLB advances                                         18,600         24,000
Other borrowed funds                                     500            500
Accrued interest payable                                 552            600
Other liabilities                                        789            581
                                                    -----------------------
      Total liabilities                              239,592        244,253
                                                    -----------------------

SHAREHOLDERS' EQUITY
Common stock, no par value; 4,000,000 shares
 authorized, 1,050,778 shares issued in 2001
 and 2000                                              8,175          8,154
Retained earnings                                     11,149         10,854
Deferred Compensation Plan shares, at cost,
 6,228 and 5,401 shares in 2001 and 2000                (173)          (152)
Accumulated other comprehensive income                    83           (267)
                                                    -----------------------
      Total shareholders' equity                      19,234         18,589
                                                    -----------------------

      Total liabilities and shareholders' equity    $258,826       $262,842
                                                    =======================

See notes to the consolidated financial statements.


                         COMMERCIAL BANCSHARES, INC.

                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                        ------------------
                                                         2001        2000
                                                         ----        ----
                                                         ($ in thousands)

Interest income
  Interest and fees on loans                            $4,655      $4,468
  Interest on securities:
    Taxable                                                279         264
    Nontaxable                                             178         179
  Other interest income                                      5          10
                                                        ------------------
      Total interest income                              5,117       4,921
                                                        ------------------

Interest expense
  Interest on deposits                                   2,572       2,251
  Interest on borrowings                                   271         234
                                                        ------------------
      Total interest expense                             2,843       2,485
                                                        ------------------

Net interest income                                      2,274       2,436

Provision for loan losses                                  250          99
                                                        ------------------

Net interest income after provision for loan losses      2,024       2,337
                                                        ------------------

Noninterest income
  Service fees and overdraft charges                       281         241
  Gains on sale of securities, net                          42          --
  Gains on sale of loans, net                              440          29
  Other income                                              93         103
                                                        ------------------
      Total noninterest income                             856         373
                                                        ------------------

Noninterest expense
  Salaries and employee benefits                         1,102       1,040
  Occupancy, furniture and equipment                       290         220
  State taxes                                               84          76
  Data processing                                          150         129
  FDIC deposit insurance                                    23          18
  Professional fees                                         48          51
  Amortization of intangibles                               71          56
  Other operating expense                                  447         391
                                                        ------------------
      Total noninterest expense                          2,215       1,981
                                                        ------------------

Income before income taxes                                 665         729
Income tax expense                                         172         198
                                                        ------------------

Net income                                              $  493      $  531
                                                        ==================

Basic earnings per common share                         $  .47      $  .51
                                                        ==================
Diluted earnings per common share                       $  .47      $  .51
                                                        ==================

See notes to the consolidated financial statements.


                         COMMERCIAL BANCSHARES, INC.

    CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (Unaudited)


                                                            Three Months Ended
                                                                 March 31,
                                                            ------------------
                                                             2001        2000
                                                             ----        ----
                                                             ($ in thousands)

Balance at beginning of period                              $18,589     $17,213

Comprehensive income:
  Net income                                                    493         531
  Other comprehensive income                                    350        (131)
                                                            -------------------
      Total comprehensive income                                843         400

Stock options exercised                                          --          --

Dividends paid ($.19 per common share in 2001 and 2000)        (198)       (200)
                                                            -------------------

Balance at end of period                                    $19,234     $17,413
                                                            ===================

See notes to the consolidated financial statements.


                         COMMERCIAL BANCSHARES, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                     Three Months Ended
                                                          March 31,
                                                     ------------------
                                                      2001        2000
                                                      ----        ----
                                                      ($ in thousands)

Cash flows from operating activities
  Net income                                         $   493     $   531
  Adjustments                                         (2,192)      1,827
                                                     -------------------
      Net cash from operating activities              (1,699)      2,358

Cash flows from investing activities
  Securities available for sale
    Purchases                                         (4,523)       (339)
    Maturities and repayments                          1,447         795
    Sales                                              3,205          --
  Net change in loans                                  5,993       1,694
  Bank premises and equipment expenditures              (154)       (108)
                                                     -------------------
      Net cash from investing activities               5,968       2,042
                                                     -------------------

Cash flows from financing activities
  Net change in deposits                                 579        (636)
  Net change in other borrowings                      (5,400)     (4,090)
  Cash dividends paid                                   (198)       (200)
                                                     -------------------
      Net cash from financing activities              (5,019)     (4,926)
                                                     -------------------

Net change in cash and cash equivalents                 (750)       (526)

Cash and cash equivalents at beginning of period       6,592       7,124
                                                     -------------------

Cash and cash equivalents at end of period           $ 5,842     $ 6,598
                                                     ===================

Supplemental disclosures
  Cash paid for interest                             $ 2,891     $ 2,534
  Cash paid for income taxes                              --          --

See notes to the consolidated financial statements.


                         COMMERCIAL BANCSHARES, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of Commercial Bancshares, Inc. (the "Corporation") and its wholly-owned subsidiary, The Commercial Savings Bank (the "Bank"). Also included is the Bank's wholly-owned subsidiary Advantage Finance, Inc. ("Advantage"). All material intercompany accounts and transactions have been eliminated in consolidation.

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Corporation at March 31, 2001, and results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances. The Annual Report for the Corporation for the year ended December 31, 2000, contains consolidated financial statements and related notes, which should be read in conjunction with the accompanying consolidated financial statements.

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

Income Taxes: Income tax expense is the sum of the current year income tax due or refundable and the change in deferred income tax assets and liabilities. The provision is based upon the expected effective tax rate for the full year.

Business Segments: While the Corporation's chief decision makers monitor the revenue streams of various products and services, operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, all of the Corporation's operations are considered by management to be aggregated in one reportable segment.

New Accounting Pronouncements: Beginning January 1, 2001, a new accounting standard required all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values are recorded in the income statement. Fair value changes involving hedges are generally recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. This did not have a material effect since the Corporation held no derivatives at January 1, 2001 and holds no derivatives at March 31, 2001.

Financial Statement Presentation: Some items in prior financial statements have been reclassified to confirm with the current presentation.

NOTE 2 - EARNINGS PER SHARE

Weighted average shares used in determining basic and diluted earnings per share are as follows:


                                                                  2001          2000
                                                                  ----          ----

      Weighted average shares outstanding during the period     1,044,715     1,047,610
      Dilutive effect of exercisable stock options                  5,622         8,315
                                                                -----------------------
      Weighted average shares considering dilutive effect       1,050,337     1,055,925
                                                                =======================

At March 31, 2001 and 2000 there were 42,122 and 28,500 stock options that were not considered in computing diluted earnings per share because they were anti-dilutive.

NOTE 3 - LOANS

Loans were as follows:


                                  March 31, 2001    December 31, 2000
                                  --------------    -----------------
                                            ($ in thousands)

Commercial and other loans           $ 90,031            $ 91,710
Real estate loans                      33,639              38,262
Construction loans                      3,954               4,431
Home equity loans                       7,800               7,720
Consumer and credit card loans         66,415              69,012
Consumer finance loans                  2,732               3,489
                                     ----------------------------
      Total loans                    $204,571            $214,624
                                     ============================

The subsidiary Bank is an authorized seller/servicer for the Federal Home Loan Mortgage Corporation (FHLMC). At March 31, 2001 and December 31, 2000, loans sold to FHLMC for which the Bank has retained servicing totaled $92.8 million and $78.6 million, and real estate loans originated and held for sale totaled $2.4 million and $6.5 million.

Activity in the allowance for loan loss for the three months ended March 31 was as follows:


                                               2001      2000
                                               ----      ----
                                              ($ in thousands)

Beginning balance                             $2,089    $1,499
Provision for loan loss                          250        99
Loans charged off                               (589)     (120)
Recoveries of loans previously charged-off        32        28
                                              ----------------
      Ending balance                          $1,782    $1,506
                                              ================

Impaired loans were as follows:


                                                               March 31, 2001     December 31,2000
                                                               --------------     ----------------
                                                                        ($ in thousands)

Period-end loans with no allocated allowance for loan loss         $1,563              $1,087
Period-end loans with allocated allowance for loan loss               752               1,278
                                                                   --------------------------
      Total                                                        $2,315              $2,365
                                                                   ==========================
Amount of allowance for loan loss allocated                        $  279              $  576

Nonperforming loans were as follows:


                                                 March 31, 2001     December 31, 2000
                                                 --------------     -----------------
                                                           ($ in thousands)

Loans past due over 90 days still on accrual         $  229              $   71
Nonaccrual loans                                      2,192               1,840

The impaired and nonperforming loans have been considered in management's evaluation of the adequacy of the allowance for loan losses. Nonperforming loans includes substantially all impaired loans and smaller balance homogenous loans, such as residential mortgage and consumer loans, that are collectively evaluated for impairment.

NOTE 4 - OTHER COMPREHENSIVE INCOME

Other comprehensive income for the three months ended March 31 was as follows:


                                                                              2001      2000
                                                                              ----      ----
                                                                              ($ in thousands)

Unrealized holding gains (losses) on securities available for sale            $ 573     $(198)
Less: Reclassification adjustment for losses (gains) recognized in income       (42)       --
                                                                              ---------------
      Net unrealized holding gains (losses)                                     531      (198)
Tax effect                                                                     (181)       67
                                                                              ---------------
      Other comprehensive income                                              $ 350     $(131)
                                                                              ===============


                         COMMERCIAL BANCSHARES, INC.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion focuses on the consolidated financial condition of Commercial Bancshares, Inc. at March 31, 2001, compared to December 31, 2000, and the consolidated results of operations for the quarterly period ending March 31, 2001 compared to the same period in 2000. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements and related footnotes.

The registrant is not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on the liquidity, capital resources or operations except as discussed herein. Also, the Corporation is not aware of any current recommendations by regulatory authorities that would have such effect if implemented.

In March 2001, the Corporation filed an election with the Federal Reserve Bank of Cleveland to become a financial holding company. This election was made to enable the Corporation to take advantage of changes in existing law made by the Financial Modernization Act of 1999. As a result of becoming a financial holding company, the Corporation may be able to engage in an expanded listing of activities determined to be financial in nature. This should help the Corporation to remain competitive in the future with other financial service providers in the markets in which the Corporation does business. There are, however, more stringent capital requirements associated with being a financial holding company. The Corporation intends to maintain its categorization as "well capitalized", as defined by regulatory capital requirements.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties. When used herein, the terms "anticipates," "plans," "expects," "believes" and similar expressions as they relate to the Corporation or its management are intended to identify such forward-looking statements. The Corporation's actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, interest rate environment, competitive conditions in the financial services industry, changes in law, government policies and regulations, and rapidly changing technology affecting financial services.

FINANCIAL CONDITION

Total assets declined by $4.0 million from $262.8 million at December 31, 2000 to $258.8 million at March 31, 2001. The primary reason for the decrease in total assets was that total loans declined due largely to sales of real estate mortgage loans, as discussed below.

Total loans decreased $10.0 million during the first three months of 2001 compared to $3.7 million during the same period a year ago. There were $6.5 million of real estate loans awaiting sale at year-end 2000, which were subsequently sold. In addition to the sale of real estate loans, the cyclical slowdown during the first quarter of each year, coupled with a sluggish economy - regionally and locally - contributed to the decline in total loans. Excluding the sale of $6.5 million in real estate loans, the Bank's traditional, local market area direct loans decreased $871,000 during the first quarter of 2001 compared to an increase of $1.4 million during the first quarter of 2000. Commercial loans experienced a decline of $1.7 million during the first three months of 2001 compared to a decline of $1.1 million during the same period in 2000.

Declines were also experienced in the Bank's indirect consumer loan portfolios. The Bank's largest indirect loan business is based upon a relationship with a Denver-based organization, where the Bank purchases horse trailer loan accounts on a national basis. In early 2000, Management began limiting new loan originations from this source. Repayments in excess of new originations of loans in this niche portfolio caused a decline of $1.6 million during the first quarter of 2001. Although the Bank has continued this relationship, it has done so at reduced loan volumes in a concerted effort to improve the overall risk profile of the Bank's total loan portfolio.

Consumer loans generated by the Bank's finance company, Advantage Finance Inc. ("Advantage") decreased to $2.7 million at March 31, 2001 from $3.5 million at December 31, 2000. These loans are originated through a relationship with a chain of garden and farm supply stores and are predominantly to borrowers outside the Bank's traditional market area. A majority of the Advantage loans are originated on a six-month same as cash basis such that if the customer repays the loan within the first six months, no interest will be collected by Advantage. For the loans that repay within the first six months, Advantage's income is limited to a 2% discount received upon the initial purchase of these loans. With the majority of these purchases and the resultant loans being made from early spring to late summer, a significant amount of the loans in this portfolio will experience either payoffs or the initiation of regular payments during the winter months. These payoffs account for the decline in the balance since year-end. Management anticipates decreased volumes from this particular relationship and has taken steps to replace the volume through a variety of other sources.

Total deposits increased $579,000 during the first quarter of 2001 compared to a decrease of $636,000 during the same period a year ago. A concerted marketing and pricing strategy to garner interest-bearing demand deposits, particularly larger balance money market account balances, has provided an increase of $2.8 million during the first quarter of 2001 compared to an increase of $677,000 one year ago. Anticipating the reduced rate environment and depressed loan generation, management has reduced the more costly large-balance certificates of deposit balances by $2.4 million during the first three months of 2001. In 2000, management recognized the then declining indirect loan portfolio and reduced its large-balance certificates of deposit by $3.1 million during the first three months of 2000.

Borrowed funds, in particular the more expensive variable rate Federal Home Loan Bank advances, were reduced by $5.4 million during the first quarter of 2001 with proceeds from the sale of real estate loans. By comparison, borrowed funds were reduced by $4.6 million during the first quarter of 2000 in response to the decline in the indirect loan portfolios. The Bank will, from time to time, use advances from the Federal Home Loan Bank to fund loan growth to the extent that it exceeds the Bank's deposit gathering success.

Total shareholders' equity increased $645,000 during the first three months of 2001 compared to an increase of $200,000 a year ago. First quarter net income of $493,000 in 2001 was enhanced by an increase of $350,000 in the fair value of securities available for sale, net of tax, and offset by $198,000 of dividends paid to shareholders. Shareholders' equity to total assets was 7.43% at March 31, 2001 compared to 7.07% at December 31, 2000, an increase of 5%.

RESULTS OF OPERATIONS

Net income for the three months ended March 31, 2001 was $493,000 compared to $531,000 during the same period in 2000. Diluted earnings per share decreased to $.47 for the quarter ended March 31, 2001 from $.51 for the same period in 2000. Discussed below are the major factors that have influenced these operating results.

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

The following table provides an analysis of the average balances, yields and rates on interest-earning assets and interest-bearing liabilities.


                                                                     Three Months Ended March 31,
                                             -----------------------------------------------------------------------------
                                                             2001                                     2000
                                             ------------------------------------     ------------------------------------
                                             Average                    Average       Average                    Average
                                             balance      Interest     yield/rate     balance      Interest     yield/rate
                                             -------      --------     ----------     -------      --------     ----------
                                                                      ($ in thousands)

Securities (1)                               $ 33,416      $  553        6.65%        $ 32,567      $  550        6.41%
Loans (2)                                     211,892       4,655        8.79          202,688       4,468        8.82
                                             --------------------                     --------------------
      Total interest-earning assets           245,308       5,208        8.50          235,255       5,018        8.47
Other assets                                   14,750                                   14,814
                                             --------                                 --------
      Total assets                           $260,058                                 $250,069
                                             ========                                 ========

Deposits                                     $202,311       2,572        5.09%        $196,363       2,251        4.59%
Borrowed funds                                 20,664         271        5.24           16,652         234        5.62
                                             --------------------                     --------------------
      Total interest-bearing liabilities      222,975       2,843        5.10          213,015       2,485        4.67
Noninterest-bearing demand deposits            16,469                                   18,646
Other liabilities                               1,413                                    1,115
Shareholder's equity                           19,201                                   17,293
                                             --------                                 --------
      Total liabilities and
       shareholders' equity                  $260,058                                 $250,069
                                             ========                                 ========

Net interest income                                        $2,365                                   $2,533
                                                           ======                                   ======

Interest rate spread                                                     3.40%                                    3.80%
Net interest margin (3)                                                  3.86%                                    4.28%

<F1>  Securities includes federal funds sold for purposes of this yield table. Average yields on taxable securities have been computed based on amortized cost. Income on tax exempt securities has been computed on a fully-taxable equivalent basis using a 34% tax rate. The amount of such adjustments was $91,000 and $97,000 for 2001 and 2000.
<F2>  Average balance is net of deferred loan fees and loan discounts.
      Interest income includes loan fees of $120,000 and $239,000 and deferred dealer reserve expense of $132,000 and $186,000 in 2001 and 2000.
<F3>  Net interest income as a percentage of average interest-earning assets.

Interest income for the first quarter of 2001 was $5.1 million compared to $4.9 million during the same period in 2000, an increase of $196,000. The increase was principally due to interest and fees on loans being $187,000 greater in 2001 than in 2000. The level of average loans increased $9.2 million, to $211.9 million in 2001 from $202.7 million in 2000. A generally declining interest rate environment during the first quarter of 2001 has contributed to decreased yields on loans. Yields on securities, however, have increased due to maturing securities in 2000 and the sale of several lower-yielding agency securities during the first quarter of 2001and replacing them with higher-yielding municipal securities. As a net result, the tax-equivalent yield on interest-earning assets increased to 8.50% during the first quarter of 2001 from 8.47% during the same period in 2000.

Interest expense increased $358,000 to $2.8 million during the first quarter of 2001 from $2.5 million during the same period in 2000. The increase was principally due to the cost of deposits being $321,000 greater in 2001 than in 2000. The average balance of deposits increased by $5.9 million, to $202.3 million in the first quarter of 2001 from $196.4 million in 2000. The Bank acquired a significant amount of medium-term certificates of deposit immediately prior to the reduction in the general market level of interest rates, which began late in 2000 and continued through the first quarter of 2001. As a result, the cost of deposits was 5.09% in 2001 compared to 4.59% in 2000, despite comparatively lower interest rates at period-ends. The cost of borrowed funds declined to 5.24% during the first quarter in 2001 from 5.62% during the same period in 2000. The Bank increased its use of Federal Home Loan Bank advances as the growth in average earning assets exceeded its growth in average deposits. The average balance of this source of funds increased to $20.7 million in 2001 from $16.7 million in 2000. As a result, interest expense on borrowed funds was $37,000 greater in the first quarter of 2001 compared to 2000, despite a 38 basis point decline in average cost. Management anticipates continued downward pressure on the Corporation's net interest margin until early in 2002 when the largest portions of the higher rate certificates of deposit begin to mature.

The provision for loan losses increased significantly to $250,000 in the first quarter 2001 compared to $99,000 for the same period in 2000. A specific problem loan, representing a floor plan to a local car dealership, was identified during the fourth quarter of 2000. At that time, the Bank made an additional provision of $400,000 and specifically allocated a portion of the allowance for loan losses. During the first quarter of 2001, based upon information gathered concerning this credit, the Bank made an additional provision of $100,000 and charged down the outstanding balance of the loan by $500,000. Nonperforming loans increased largely due to the remaining balance of the problem loan identified above, approximately $300,000, being placed on nonaccrual status. Also at March 31, 2001, the Bank has three real estate loans in process of foreclosure from which the Bank expects full recovery. Management determines the adequacy of the allowance for loan losses through its analysis of specific problem loans and historical charge-off experience in addition to its evaluation of local and national economic conditions. The Bank believes that the current allowance balance is sufficient to cover identified losses in the loan portfolio.

Total noninterest income was $483,000 greater for the first quarter of 2001 compared to the same period in 2000 due principally to significant gains on the sale of loans, which amounted to $440,000 in 2001. Service fees and overdraft charges increased commensurate with the growth in total demand deposits.

Total noninterest expense increased $234,000 to $2.2 million for the first three months of 2001 compared to $2.0 million for the same period in 2000. The most significant increases were $70,000 in fixed asset related expenses and $62,000 in salaries and employee benefits. Two new offices were opened subsequent to the first quarter of 2000 and two additional offices that were acquired in 2000 have been staffed during the first quarter of 2001 in anticipation of their opening early in the second quarter of this year. Due to these changes and expected growth of the Corporation, management expects noninterest expense to continue to increase.

LIQUIDITY AND CAPITAL RESOURCES

The Corporation's liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities, which are summarized in the Statement of Cash Flows. Cash and cash equivalents amounted to $5.8 million at March 31, 2001 compared to $6.6 million at December 31, 2000.

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

At March 31, 2001, the Bank's leverage ratio was 7.45% and the risk-based capital ratio was 10.39%, both of which exceeded the minimum regulatory requirements to be considered well-capitalized. Likewise, the Corporation's leverage and risk-based capital ratios, 7.29% and 10.18% at March 31, 2001, exceeded well-capitalized levels.

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

Interest rate risk is managed regularly through the Corporation's Asset/Liability Management Committee (ALCO). The two primary methods to monitor and manage interest rate risk are rate-sensitivity gap analysis and review of the effects of various interest rate shock scenarios. Based upon ALCO's review, there has been no significant change in the interest rate risk of the Corporation since year-end 2000. (See Quantitative and Qualitative Disclosures about Market Risk contained in the Annual Report to Shareholders for the year ended December 31, 2000.)


                         COMMERCIAL BANCSHARES, INC.

                                  FORM 10-Q
                        Quarter ended March 31, 2001
                         PART II - OTHER INFORMATION


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

Item 6 - Exhibits and Reports on Form 8-K:

         (a) Exhibit 11, Statement re computation of per share earnings (reference is hereby made to Note 2 to the Consolidated Financial Statements on page 7 hereof)

         (b) No Report on Form 8-K has been filed during the quarter ended March 31, 2001


                         COMMERCIAL BANCSHARES, INC.

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       COMMERCIAL BANCSHARES, INC.
                                       (Registrant)


Date: May 15, 2001                     /s/Raymond E. Graves
                                       -------------------------------------
                                       (Signature)
                                       Raymond E. Graves
                                       President and Chief Executive Officer


Date: May 15, 2001                     /s/ Patrick S. Smith
                                       -------------------------------------
                                       (Signature)
                                       Patrick S. Smith
                                       Vice President and Chief Financial
                                       Officer