Form 10-Q
period 2001-06-30
COMMERCIAL BANCSHARES INC \OH\
filed 2001-08-21
CIK 1009976

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q


(Mark One)

    [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                  For Quarterly Period ended June 30, 2001

    [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to __________.

                       Commission File Number 0-27894
                                              -------

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

                            Yes  [X]      No  [ ]


As of July 31, 2001, the latest practicable date, 1,050,778 shares of the issuer's common shares, no par value, were issued and outstanding.

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

                         COMMERCIAL BANCSHARES, INC.

                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                                    June 30,    December 31,
                                                      2001          2000
                                                    --------    ------------
                                                       ($ in thousands)

ASSETS
Cash and due from banks                             $  6,211      $  6,292
Federal funds sold                                       120           300
                                                    ----------------------
  Cash and cash equivalents                            6,331         6,592
Securities available for sale                         32,522        32,949
Total loans                                          207,119       214,624
Allowance for loan losses                             (2,060)       (2,089)
                                                    ----------------------
  Loans, net                                         205,059       212,535
Premises and equipment, net                            6,616         6,676
Accrued interest receivable                            1,511         1,685
Other assets                                           2,844         2,405
                                                    ----------------------

      Total assets                                  $254,883      $262,842
                                                    ======================

LIABILITIES
Deposits
  Noninterest-bearing demand                        $ 16,344      $ 17,765
  Interest-bearing demand                             48,293        43,961
  Savings and time deposits                          118,324       126,432
  Time deposits $100,000 and greater                  25,598        30,414
                                                    ----------------------
      Total deposits                                 208,559       218,572
FHLB advances                                         26,000        24,000
Other borrowed funds                                       0           500
Accrued interest payable                                 491           600
Other liabilities                                        851           581
                                                    ----------------------
      Total liabilities                              235,901       244,253
                                                    ----------------------

SHAREHOLDERS' EQUITY
Common stock, no par value; 4,000,000 shares
 authorized, 1,050,778 shares issued in
 2001 and 2000                                         8,191         8,154
Retained earnings                                     11,079        10,854
Deferred Compensation Plan shares, at cost,
 6,892 and 5,401 shares in 2001 and 2000                (190)         (152)
Accumulated other comprehensive income                   (98)         (267)
                                                    ----------------------
      Total shareholders' equity                      18,982        18,589
                                                    ----------------------

      Total liabilities and shareholders' equity    $254,883      $262,842
                                                    ======================

             See notes to the consolidated financial statements.

                         COMMERCIAL BANCSHARES, INC.

                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

(Amounts in thousands, except per share data)

                                            Three Months Ended         Six Months Ended
                                                June 30,                   June 30,
                                           --------------------      --------------------
                                             2001         2000         2001         2000
                                             ----         ----         ----         ----

Interest income
  Interest and fees on loans               $ 4,475      $ 4,565      $ 9,131      $ 9,033
  Interest on securities:
    Taxable                                    255          256          534          520
    Nontaxable                                 184          184          362          363
  Other interest income                          2            7            7           17
                                           ----------------------------------------------
      Total interest income                  4,916        5,012       10,034        9,933
                                           ----------------------------------------------
Interest expense
  Interest on deposits                       2,421        2,321        4,993        4,572
  Interest on borrowings                       255          267          526          491
                                           ----------------------------------------------
      Total interest expense                 2,676        2,588        5,519        5,063
                                           ----------------------------------------------

Net interest income                          2,240        2,424        4,515        4,870

Provision for loan losses                      350          150          600          249
                                           ----------------------------------------------
Net interest income after
 provision for loan losses                   1,890        2,274        3,915        4,621
                                           ----------------------------------------------

Other income
  Service fees and overdraft charges           323          269          604          511
  Gains on sale of securities, net              24           --           66           --
  Gains on sale of loans, net                   75           28          516           57
  Other income                                  97           90          189          193
                                           ----------------------------------------------
      Total other income                       519          387        1,375          761
                                           ----------------------------------------------

Other expense
  Salaries and employee benefits             1,052          946        2,154        1,986
  Occupancy, furniture and equipment           282          176          572          397
  State taxes                                   85           79          170          155
  Data processing                              158          137          308          266
  FDIC deposit insurance                        19           24           42           43
  Professional fees                             69           49          117          100
  Amortization of intangibles                   76           55          147          111
  Other operating expense                      557          451        1,003          851
                                           ----------------------------------------------
      Total other expense                    2,298        1,917        4,513        3,909
                                           ----------------------------------------------

Income before federal income taxes             111          744          777        1,473
Income tax expense/(benefit)                   (18)         199          154          397
                                           ----------------------------------------------

Net income                                 $   129      $   545      $   623      $ 1,076
                                           ==============================================

Basic earnings per common share            $   .12      $   .52      $   .59      $  1.03
                                           ==============================================
Diluted earnings per common share          $   .12      $   .52      $   .59      $  1.03
                                           ==============================================

             See notes to the consolidated financial statements.

                         COMMERCIAL BANCSHARES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                           IN SHAREHOLDERS' EQUITY
                                 (Unaudited)

(Amounts in thousands, except per share data)

                                                        Three Months Ended
                                                             June 30,
                                                      --------------------
                                                        2001         2000
                                                        ----         ----

Balance at beginning of period                        $19,234      $17,413

Comprehensive income:
  Net income                                              129          545
  Change in net unrealized gain (loss) on
   securities available for sale, net of
   reclassification and tax effects                      (181)         (28)
                                                      --------------------
      Total comprehensive income                          (52)         517

Dividends declared ($.19 per share in 2001
 and 2000)                                               (200)        (199)
                                                      --------------------

Balance at end of period                              $18,982      $17,731
                                                      ====================

                                                        Six Months Ended
                                                             June 30,
                                                      --------------------
                                                        2001         2000
                                                        ----         ----

Balance at beginning of period                        $18,589      $17,213

Comprehensive income:
  Net income                                              623        1,076
  Change in net unrealized gain (loss) on
   securities available for sale, net of
   reclassification and tax effects                       169         (159)
                                                      --------------------
      Total comprehensive income                          792          917

Dividends declared ($.38 per share in 2001
 and 2000)                                               (399)        (399)
                                                      --------------------

Balance at end of period                              $18,982      $17,731
                                                      ====================

             See notes to the consolidated financial statements.

                         COMMERCIAL BANCSHARES, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                        Six Months Ended
                                                            June 30,
                                                    ----------------------
                                                      2001           2000
                                                      ----           ----
                                                        ($ in thousands)

Cash flows from operating activities
  Net income                                        $    623      $  1,076
  Adjustments                                          1,561           644
                                                    ----------------------
      Net cash from operating activities               2,184         1,720

Cash flows from investing activities
  Securities available for sale
    Purchases                                         (8,340)         (333)
    Maturities and repayments                            639         1,498
    Sales                                              7,018            --
  Net change in loans                                  7,401           356
  Non-cash transfer of loans to other assets
   repossessed                                            51            55
  Bank premises and equipment expenditures              (302)         (315)
                                                    ----------------------
      Net cash from investing activities               6,467         1,261
                                                    ----------------------

Cash flows from financing activities
  Net change in deposits                             (10,013)       (3,765)
  Net change in borrowings from FHLB                   2,000           860
  Net change in Corporate  Line of Credit               (500)         (186)
  Cash dividends paid                                   (399)         (399)
                                                    ----------------------
      Net cash from financing activities              (8,912)       (3,490)
                                                    ----------------------

Net change in cash and cash equivalents                 (261)         (509)

Cash and cash equivalents at beginning of period       6,592         7,124
                                                    ----------------------

Cash and cash equivalents at end of period          $  6,331      $  6,615
                                                    ======================

Supplemental disclosures
  Cash paid for interest                            $  5,628      $  5,113
  Cash paid for income taxes                             175            25

             See notes to the consolidated financial statements.

                         COMMERCIAL BANCSHARES, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of Commercial Bancshares, Inc. (the "Corporation") and its wholly-owned subsidiary, The Commercial Savings Bank (the "Bank"). Also included is the Bank's wholly-owned subsidiary Advantage Finance, Inc. ("Advantage"). All material intercompany accounts and transactions have been eliminated in consolidation. Management believes that these statements have been prepared using standard GAAP accounting, generally accepted in the United States of America.

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Corporation at June 30, 2001, and results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances. The Annual Report for the Corporation for the year ended December 31, 2000, contains consolidated financial statements and related notes, which should be read in conjunction with the accompanying consolidated financial statements.

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

Business Segments: While the Corporation's chief decision-makers monitor the revenue streams of various products and services, operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, all of the Corporation's operations are considered by management to be aggregated in one reportable segment.

New Accounting Pronouncements: In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards
(SFAS) No. 141. "Business Combinations." SFAS No. 141 requires all business combinations within its scope to be accounted for using the purchase method, rather than the pooling-of-interests method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. The adoption of this Statement will only impact the Company's financial statements if it enters into a business combination.

Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which addresses the accounting for such assets arising from prior and future business combinations. Upon the adoption of this Statement, goodwill arising from business combinations will no longer be amortized, but rather will be assessed regularly for impairment, with any such impairment recognized as a reduction to earnings in the period identified. Other identified intangible assets, such as core deposit intangible assets, will continue to be amortized over their estimated useful lives. The Company is required to adopt this Statement on January 1, 2002 and early adoption is not permitted. The Company has not yet assessed the impact of this statement on its financial statements.

                         COMMERCIAL BANCSHARES, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Statement Presentation: Some items in prior financial statements have been reclassified to conform to the current presentation.

NOTE 2 - EARNINGS PER SHARE

Weighted average shares used in determining basic and diluted earnings per share are as follows:

                                                                    2001           2000
                                                                    ----           ----

      Weighted average shares outstanding during the period       1,050,778      1,049,999
      Dilutive effect of exercisable stock options                    4,573          5,401
                                                                  ------------------------
      Weighted average shares considering dilutive effect         1,055,351      1,055,400
                                                                  ========================

At June 30, 2001 and 2000 there were 72,122 and 42,122 stock options that were not considered in computing diluted earnings per share because they were anti-dilutive.

NOTE 3 - LOANS

Loans were as follows:

                                                  June 30, 2001    December 31, 2000
                                                  -------------    -----------------
                                                           ($ in thousands)

Commercial and other loans                           $ 91,438          $ 91,710
Real estate loans                                      36,283            38,262
Construction loans                                      3,476             4,431
Home equity loans                                       8,152             7,720
Consumer and credit card loans                         64,875            69,012
Consumer finance loans                                  2,895             3,489
                                                     --------------------------
      Total loans                                    $207,119          $214,624
                                                     ==========================

The subsidiary Bank is an authorized seller/servicer for the Federal Home Loan Mortgage Corporation (FHLMC). At June 30, 2001 and December 31, 2000, loans sold to FHLMC for which the Bank has retained servicing totaled $93.9 million and $78.6 million, and real estate loans originated and held for sale totaled $2.4 million and $6.5 million.

Activity in the allowance for loan losses for the six months ended June 30 was as follows:

                                                    2001        2000
                                                    ----        ----
                                                    ($ in thousands)

Beginning balance                                  $2,089      $1,499
Provision for loan loss                               600         249
Loans charged off                                    (920)       (283)
Recoveries of loans previously charged-off            291          46
                                                   ------------------
      Ending balance                               $2,060      $1,511
                                                   ==================

The Reserve for Loan Losses has been increased in response to a downturn in the quality of the Bank's loan portfolio, first recognized during the Third Quarter of 2000. After having charged off $589,000 and recovered $32,000 during the First Quarter 2001, a net loss of $577,000, additional charge off of $331,000 with recoveries of $259,000 led to an additional net loss of $72,000 during the Second Quarter 2001. That meant a total net loss of $629,000 for the full six month period. This compares unfavorably with the $120,000 charge off with $28,000 of recoveries during the First Quarter 2000, for a net loss of $92,000. Second Quarter numbers in 2000 show a charge off of $163,000 and recoveries of $18,000, leading to a net loss of $145,000 for the quarter, and a net loss of $238,000 for six months. At the same time, the provision for loan losses was $250,000 and $350,000 for the two quarters of 2001, compared to $99,000 and $150,000 for the quarters in 2000. Some $221,000 of the losses recognized in the last year are attributable to the indirect loan program associated with a Denver-based

                         COMMERCIAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

organization with whom the Bank has had a long-lasting relationship. (Further discussion follows later.) In addition, $710,000 of the losses in 2001 are associated with four credits that have been on the Bank's impaired loan list. The Bank has taken a more aggressive approach to handling these loans. One relationship accounts for $500,000 in losses and $235,000 in recoveries to date.

Subsequent to June 30, management became aware of a possible deficiency balance with one of its problem/impaired loans. The additional provision that may occur in the third quarter relating to this credit would be in the range of $200,00 to $300,000.

Impaired loans were as follows:

                                                              June 30, 2001    December 31,2000
                                                              -------------    ----------------
                                                                       ($ in thousands)

Period-end loans with no allocated allowance for loan loss        $1,324          $1,087
Period-end loans with allocated allowance for loan loss              741           1,278
                                                                  ----------------------
      Total                                                       $2,065          $2,365
                                                                  ======================
Amount of allowance for loan loss allocated                       $  142          $  576


Impaired loans are lower in part because of the charge off of $710,000 of their balances this year.

Nonperforming loans were as follows:

                                                              June 30, 2001    December 31,2000
                                                              -------------    ----------------
                                                                       ($ in thousands)

Loans past due over 90 days still on accrual                      $  325          $   71
Nonaccrual loans                                                   2,035           1,840

The impaired and nonperforming loans have been considered in management's evaluation of the adequacy of the allowance for loan losses. Nonperforming loans includes substantially all impaired loans and smaller balance homogenous loans, such as residential mortgage and consumer loans, that are collectively evaluated for impairment.

NOTE 4 - OTHER COMPREHENSIVE INCOME

Other comprehensive income for the three months ended June 30 was as follows:

                                                            2001      2000
                                                            ----      ----
                                                            ($ in thousands)

Unrealized holding gains (losses) on securities
 available for sale                                        $(250)      $(42)
Less: Reclassification adjustment for losses (gains)
 recognized in income                                        (24)        (0)
                                                           ----------------
      Net unrealized holding gains (losses)                 (274)       (42)
Tax effect                                                    93         14
                                                           ----------------
      Other comprehensive income                           $(181)      $(28)
                                                           ================

Other comprehensive income for the six months ended June 30 was as follows:

                                                            2001      2000
                                                            ----      ----
                                                            ($ in thousands)

Unrealized holding gains (losses) on securities
 available for sale                                        $ 322      $(241)
Less: Reclassification adjustment for losses (gains)
 recognized in income                                        (66)        (0)
                                                           ----------------
      Net unrealized holding gains (losses)                  256       (241)
Tax effect                                                    87        (82)
                                                           ----------------
      Other comprehensive income                           $ 169      $(159)
                                                           ================

                         COMMERCIAL BANCSHARES, INC.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion focuses on the consolidated financial condition of Commercial Bancshares, Inc. at June 30, 2001, compared to December 31, 2000, and the consolidated results of operations for the quarterly and year-to-date periods ending June 30, 2001 compared to the same periods in 2000. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements and related footnotes. This Quarter's discussion marks the debut of our new Chief Financial Officer who joined the Bank on June 25, 2001. Mr. John C. Haller comes to us with 25 years of experience at various banks in the Greater-Cleveland area.

The registrant is not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on the liquidity, capital resources or operations except as discussed herein. Also, the Corporation is not aware of any current recommendations by regulatory authorities that would have such effect if implemented.

In March 2001, the Corporation filed an election with the Federal Reserve Bank of Cleveland to become a financial holding company. This election was made to enable the Corporation to take advantage of changes in existing law made by the Financial Modernization Act of 1999. As a result of becoming a financial holding company, the Corporation may be able to engage in an expanded listing of activities determined to be financial in nature. This should help the Corporation to remain competitive in the future with other financial service providers in the markets in which the Corporation does business. There are, however, more stringent capital requirements associated with being a financial holding company. The Corporation intends to maintain its categorization as a "well capitalized" bank, as defined by regulatory capital requirements.

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

FINANCIAL CONDITION

Total assets declined by $7.9 million from $262.8 million at December 31, 2000 to $254.9 million at June 30, 2001. The primary reason for the decrease in total assets was that total loans declined due largely to sales of real estate mortgage loans, as discussed below.

There were $6.5 million of real estate loans awaiting sale at year-end 2000, which were subsequently sold. In addition to the sale of real estate loans, the sluggish economy - regionally and locally - contributed to the decline in total loans. Excluding the sale of $6.5 million in real estate loans, the Bank's traditional, local market area direct loans decreased

                         COMMERCIAL BANCSHARES, INC.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

$1.0 million during the first six months of 2001 compared to an increase of $2.7 million over the footings at the same period in 2000. Commercial loans experienced a decline of $0.3 million during the first six months of 2001 compared to an increase of $1.7 million over the same period in 2000.

Declines were also experienced in the Bank's indirect consumer loan portfolios. The Bank's largest indirect loan business is based upon a relationship with a Denver-based organization, where the Bank purchases horse trailer loan accounts on a national basis. In early 2000, Management began limiting new loan originations from this source, and during the second quarter of 2001 decided to terminate this relationship permanently. These loans have contributed $221,000 to the current losses experienced over the last year. Repayments in excess of new originations of loans in this niche portfolio caused a decline of $3.5 million during the first two quarters of 2001. The termination of this relationship has been done to reduce loan volumes in a concerted effort to improve the overall risk profile of the Bank's total loan portfolio. These indirect loans are included in the "Consumer" category of loans, which currently reflects a $4.1 million decrease in total footings since yearend.

Consumer loans generated by the Bank's finance company, Advantage Finance Inc. ("Advantage") decreased to $2.9 million at June 30, 2001 from $3.5 million at December 31, 2000. These loans are originated through a relationship with a chain of garden and farm supply stores and are predominantly to borrowers outside the Bank's traditional market area. A majority of the Advantage loans are originated on a six-month same as cash basis such that if the customer repays the loan within the first six months, no interest will be collected by Advantage. For the loans that repay within the first six months, Advantage's income is limited to a 2% discount received upon the initial purchase of these loans. With the majority of these purchases and the resultant loans being made from early spring to late summer, a significant amount of the loans in this portfolio will experience either payoffs or the initiation of regular payments during the winter months. These payoffs account for the decline in the balance since yearend. Management anticipates decreased volumes from this particular relationship and has taken steps to replace the volume through a variety of other sources.

Other Assets grew by more than $400,000 both since yearend and compared to last year's balances. The increases were mainly due to increased Mortgage Servicing rights from the loan sales done this year in the amount of $287,000, as well as $51,000 in repossessed properties, and $46,000 in Insurance Receivables on the loan originations.

Total deposits decreased $10.0 million during the first six months of 2001 compared to a decrease of $3.8 from the same period a year ago. A concerted marketing and pricing strategy to garner interest-bearing demand deposits, particularly larger balance money market account balances, has provided an increase of $4.3 million during the first six months of 2001 compared to an increase of $1.6 one year ago. Anticipating the reduced rate environment and depressed loan generation, management has reduced the more costly large-balance certificates of deposit balances by $4.8 million during the first six months of 2001 through unrenewed maturities. In the same period during 2000, the same accounts were allowed to mature without renewal in the amount of $7.7 million.

Borrowed funds in the form of Federal Home Loan Bank variable rate advances were increased $2.0 million. By comparison, borrowed funds were increased by $0.9 million during the first six months of 2000. The Bank will, from time to time, use advances from the Federal Home Loan Bank to fund loan growth to the extent that it exceeds the Bank's deposit gathering success.

                         COMMERCIAL BANCSHARES, INC.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Total shareholders' equity increased $393,000 during the first six months of 2001 compared to an increase of $518,000 a year ago. Common Stock issued increased $20,000 since last June because there were no shares to be bought in the open market, so the Company issued new shares to cover the Third Quarter 2000 matching contribution for the employees' 401K Plan, a situation that has occurred before. Normal procedure is to purchase shares in the open market and retire them from circulation, as evidenced by the amounts carried as "Deferred compensation". Second quarter net income of $129,000 in 2001 was lower due to increased provisions for loan losses which were deemed necessary in combination with certain loss recoveries to rebuild the reserve to a level more in line with management's overall objectives following the charge-off of other loans during the period. On the positive side, equity increased $169,000 due to the fair value assessment of securities available for sale, net of tax, and offset by $200,000 of dividends paid to shareholders. That same positive change is reflected in the year-to-year change of $1.1 million from June 30 to June 30. Shareholders' equity to total assets was 7.45% at June 30, 2001 compared to 7.07% at December 31, 2000, an increase of 5%.

RESULTS OF OPERATIONS

Net income for the three months ended June 30, 2001 was $129,000 compared to $545,000 during the same period in 2000. Earnings for the six-month period ending June 30, 2001 were $623,000 compared to $1,076,000 in 2000. Diluted earnings per share decreased to $.12 from $.52 for the quarters ended June 30, and to $.59 from $1.03 for the six-month periods in the respective years. Discussed below are the major factors that have influenced these operating results.

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

                         COMMERCIAL BANCSHARES, INC.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table provides an analysis of the average balances, yields and rates on interest-earning assets and interest-bearing liabilities.

                                                              Six Months Ended June 30,
                                        ------------------------------------------------------------------------
                                                      2001                                  2000
                                        ----------------------------------    ----------------------------------
                                        Average                  Average      Average                  Average
                                        balance      Interest   yield/rate    balance      Interest   yield/rate
                                        -------      --------   ----------    -------      --------   ----------
                                                                   ($ in thousands)

Securities (1)                          $ 33,313      $ 1,062      6.38%      $ 32,197      $ 1,054      6.55%
Loans (2)                                208,307        9,131      8.77        200,952        9,033      8.99
                                        --------      -------                 --------      -------
      Total interest-earning assets      241,620       10,193      8.44        233,149       10,087      8.65
Other assets                              17,065                                15,454
                                        --------                              --------
      Total assets                      $258,685                              $248,603
                                        ========                              ========

Deposits - interest bearing             $199,932        4,993      4.99%      $196,402        4,572      4.66%
Borrowed funds                            21,580          526      4.87         16,742          491      5.87
                                        --------       ------                 --------       ------
      Total interest-bearing
       deposits and borrowings          $221,512        5,519      4.98        213,144        5,063      4.75
Noninterest-bearing demand deposits       16,459                                16,800
Other liabilities                          1,558                                 1,158
Shareholder's equity                      19,156                                17,502
                                        --------                              --------
      Total liabilities and
       shareholders' equity             $258,685                              $248,603
                                        ========                              ========

Net interest income                                    $4,674                                $5,024
                                                       ======                                ======

Interest rate spread                                               3.46%                                 3.90%
Interest expense to support investment activity                    4.57%                                 4.34%
Net interest margin (3)                                            3.87%                                 4.31%

-------------------
(1) Securities include federal funds sold for purposes of this yield table. Average yields on all securities have been computed based on amortized cost. Income on tax exempt securities has been computed on a fully-taxable equivalent basis using a 34% tax rate and the average cost of funds to support the purchases. The adjustment is $150,000 and $154,000 for 2001 and 2000.
(2) Average balance is net of deferred loan fees and loan discounts. Interest income includes loan fees of $160,000 and $318,000 and deferred dealer reserve expense of $313,000 and $355,000 in 2001 and 2000.
(3) Net interest income as a percentage of average interest-earning assets.

Fully-taxable equivalent interest income for the two quarters of 2001 was $10.2 million compared to $10.1 million during the same period in 2000, an increase of $122,000. The increase was principally due to interest and fees on loans being $98,000 greater in 2001 than in 2000. The level of average loans increased $7.4 million, to $208.3 million in 2001 from $201.0 million in 2000. A generally declining interest rate environment during the first two quarters of 2001 has contributed to decreased yields on loans. Yields
on securities have also decreased.   In general, income on securities during
the two quarters of 2001 has grown due to increased balances at a slightly lower yield. The tax-equivalent yield on interest-earning assets decreased to 8.44% during the first two quarters of 2001 from 8.65% during the same period in 2000.

                         COMMERCIAL BANCSHARES, INC.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest expense increased $456,000 to $5.5 million during the first two quarters of 2001 from $5.1 million during the same period in 2000. The increase was principally due to the cost of deposits being $421,000 greater in 2001 than in 2000. The average balance of interest bearing deposits increased by $3.2 million, to $216.4 million in the first six months of 2001 from $213.2 million in 2000. The Bank acquired a significant amount of medium-term certificates of deposit immediately prior to the reduction in the general market level of interest rates, which began late in 2000 and continued through the second quarter of 2001. As a result, the cost of interest-bearing deposits was 4.99% in 2001 compared to 4.66% in 2000, despite comparatively lower interest rates at period-ends. The cost of borrowed funds declined to 4.87% during the two quarters in 2001 from 5.87% during the same period in 2000. The Bank increased its use of Federal Home Loan Bank advances as the growth in average earning assets exceeded its growth in average deposits. The average balance of this source of funds increased to $21.6 million in 2001 from $16.7 million in 2000. As a result, interest expense on borrowed funds was $35,000 greater through the second quarter of 2001 compared to 2000, despite a 100 basis point decline in average cost. Management anticipates continued downward pressure on the Corporation's net interest margin until early in 2002 when the largest portions of the higher rate certificates of deposit begin to mature.

The provision for loan losses increased significantly to $350,000 for the second quarter and $600,000 in the first six months of 2001 compared to $150,000 and $249,000 for the same period in 2000. A specific problem loan, representing a floor plan to a local car dealership, was identified during
the fourth quarter of 2000.   At that time, the Bank made an additional
provision of $400,000 and specifically allocated a portion of the allowance for loan losses. During the first quarter of 2001, based upon information gathered concerning this credit, the Bank made an additional provision of $100,000 and charged down the outstanding balance of the loan by $500,000. Nonperforming loans increased largely due to the remaining balance of the problem loan identified above, approximately $300,000, being placed on nonaccrual status. Subsequently during the Second Quarter, the Bank received a recovery of $235,000 on that loan.

Management determines the adequacy of the allowance for loan losses through its analysis of specific problem loans and historical charge-off experience in addition to its evaluation of local and national economic conditions. The Bank believes that the current allowance balance is sufficient to cover probable identified losses in the loan portfolio.

Total noninterest income was $519,000 for the second quarter and $1,375,000 for the six months of 2001 compared to $388,000 and $762,000 in the prior year, increases $131,000 and $613,000 respectively. This is due principally to significant gains on the sale of loans, which accounted for $47,000 and $458,000 of the gains in 2001. Service fees and overdraft charges increased commensurate with the growth in total demand deposits, accounting for quarterly and year-to-date increases of $54,000 and $93,000. Sales of securities accounted for increases of $24,000 and $66,000 on the quarterly and year-to-date bases, as management took advantage of the favorable market conditions to recognize market gains and supplement current income.

Total noninterest expense increased $382,000 and $603,000 to $2.3 million and $4.5 million for the first quarter and year-to-date in 2001 compared to $1.9 million and $3.9 million for the same periods in 2000. The most significant increases were in fixed asset related expenses and salaries and employee benefits, with each contributing more than $100,000 additional for the quarter and $170,000 for the year-to-date period. This is in keeping with opening and staffing more offices through the Advantage Finance Incorporated Bank affiliate. Two new offices were opened subsequent to the first quarter of 2000 and two additional offices that were acquired in 2000 have been staffed during the first six months of 2001 in anticipation of their opening.

                         COMMERCIAL BANCSHARES, INC.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other Operating Expenses are also up mainly due to staffing and computer processing needs at more sites than in previous periods. Due to these changes and expected growth of the Corporation, management expects noninterest expense to continue to increase.

LIQUIDITY AND CAPITAL RESOURCES

The Corporation's liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities, which are summarized in the Statement of Cash Flows. Cash and cash equivalents amounted to $6.3 million at June 30, 2001 compared to $6.6 million at December 31, 2000.

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

At June 30, 2001, the Company's leverage ratio was 7.32% and the risk-based capital ratio was 10.70%, both of which exceeded the minimum regulatory requirements to be considered well-capitalized. Likewise, the Corporation's leverage and risk-based capital ratios, 7.34% and 10.75% at June 30, 2001, exceeded well-capitalized levels.


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

                         COMMERCIAL BANCSHARES, INC.

                                  FORM 10-Q
                         Quarter ended June 30, 2001
                         PART II - OTHER INFORMATION

Item 1 - Legal Proceedings:
         There are no matters required to be reported under this item.

Item 2 - Changes in Securities and Use of Proceeds:
         There are no matters required to be reported under this item.

Item 3 - Defaults upon Senior Securities:
         There are no matters required to be reported under this item.

Item 4 - Submission of Matters to a Vote of Security Holders:
         The Annual Meeting of Shareholders (the "Meeting") of the Corporation was held April 11, 2001 at the main office of the Commercial Savings Bank in Upper Sandusky. There were 613,290 shares of the 1,050,778 shares currently outstanding, or 58.4%, represented in person or by proxy at the Meeting. Items of business transacted at the meeting included the re-election of Edwin G. Emerson, Deborah J. Grafmiller, Michael A. Mastro, and Douglas C. Smith to three-year terms on the Board of Directors, with each term expiring at the Corporation's 2004 Annual Meeting. Each of the four nominees received at least 602,662, or 98.3%, of the shares represented at the Meeting. Reappointment of Crowe Chizek and Company, LLP as the Company's outside auditor received all votes represented at the Meeting.

Item 5 - Other Information:
         There are no matters required to be reported under this item.

Item 6 - Exhibits and Reports on Form 8-K:

         (a) Exhibit 11, Statement re computation of per share earnings (reference is hereby made to Note 2 to the Consolidated Financial Statements on page 7 hereof)

         (b) Report on Form 8-K has been filed during the quarter ended June 30, 2001 on April 16, 2001 regarding results of the election at the Shareholders' Meeting.

                         COMMERCIAL BANCSHARES, INC.

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       COMMERCIAL BANCSHARES, INC.
                                       (Registrant)

Date:  August 21, 2001                 /s/ Raymond E. Graves
       ---------------                 ------------------------------------
                                       (Signature)
                                       Raymond E. Graves
                                       President and Chief Executive Officer


Date:  August 21, 2001                 /s/ John C. Haller
       ---------------                 ------------------------------------
                                       (Signature)
                                       John C. Haller
                                       Vice President and Chief Financial
                                       Officer