Form 10-Q
period 2001-09-30
COMMERCIAL BANCSHARES INC \OH\
filed 2001-11-14
CIK 1009976

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q


(Mark One)

      [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                For Quarterly Period ended September 30, 2001

      [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________ to ____________

                      Commission File Number 0-27894

                         COMMERCIAL BANCSHARES, INC.
             ---------------------------------------------------
             (Exact name of registrant specified in its charter)

              Ohio                       34-1787239
(State or other jurisdiction of         IRS Employer
 incorporation or organization)      (Identification No.)


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

                        Yes   [X]      No   [ ]

As of October 31, 2001, the latest practicable date, 1,050,778 shares of the issuer's common shares, no par value, were issued and outstanding.

                         COMMERCIAL BANCSHARES, INC.

                                    INDEX

                                                                    Page
                                                                    ----

PART I - FINANCIAL INFORMATION

  Item 1.    Financial Statements

             Consolidated Balance Sheets                              3

             Consolidated Statements of Income                        4

             Condensed Consolidated Statements of Changes
              in Shareholders' Equity                                 5

             Condensed Consolidated Statements of Cash Flows          6

             Notes to Consolidated Financial Statements               7

  Item 2.    Management's Discussion and Analysis of
              Financial Condition and Results of Operations          11

  Item 3.    Quantitative and Qualitative Disclosures about
              Market Risk                                            18

PART II - OTHER INFORMATION

  Item 1.    Legal Proceedings                                       19

  Item 2.    Changes in Securities and Use of Proceeds               19

  Item 3.    Defaults Upon Senior Securities                         19

  Item 4.    Submission of Matters to a Vote of Security Holders     19

  Item 5.    Other Information                                       19

  Item 6.    Exhibits and Reports on Form 8-K                        19

SIGNATURES                                                           20

                         COMMERCIAL BANCSHARES, INC.
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

(Amounts in thousands, except share data)

                                                    September 30,    December 31,
                                                        2001             2000
                                                    -------------    ------------

ASSETS
  Cash and due from banks                             $  6,323         $  6,292
  Federal funds sold                                         0              300
                                                      -------------------------
      Cash and cash equivalents                          6,323            6,592

Securities available for sale                           29,562           32,949
Total loans                                            200,787          214,624
Allowance for loan loss                                 (2,120)          (2,089)
                                                      -------------------------
      Loans, net                                       198,667          212,535
Premises and equipment, net                              6,478            6,676
Accrued interest receivable                              1,620            1,685
Other assets                                             2,922            2,405

      Total assets                                    $245,572         $262,842
                                                      =========================

LIABILITIES
Deposits
  Noninterest-bearing demand                          $ 16,664         $ 17,765
  Interest-bearing demand                               51,305           43,961
  Savings and time deposits                            113,172          126,432
  Time deposits $100,000 and greater                    18,783           30,414
                                                      -------------------------
      Total deposits                                   199,924          218,572
FHLB advances                                           23,800           24,000
Other borrowed funds                                       750              500
Accrued interest payable                                   465              600
Other liabilities                                        1,086              581
                                                      -------------------------
      Total liabilities                                226,025          244,253
                                                      -------------------------

SHAREHOLDERS' EQUITY
Common stock, no par value; 4,000,000 shares
 authorized, 1,050,778 shares issued in 2001
 and 2000                                                8,191            8,154
Retained earnings                                       11,404           10,854
Deferred Compensation Plan shares, at cost,
 6,892 and 5,401 shares in 2001 and 2000                  (190)            (152)
Accumulated other comprehensive income/(loss)              142             (267)
                                                      -------------------------
      Total shareholders' equity                        19,547           18,589
                                                      -------------------------

      Total liabilities and shareholders' equity      $245,572         $262,842
                                                      =========================

See notes to the consolidated financial statements.

                         COMMERCIAL BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

(Amounts in thousands, except per share data)

                                               Three Months Ended    Nine Months Ended
                                                 September 30,         September 30,
                                               ------------------    -----------------
                                                2001       2000        2001        2000
                                                ----       ----        ----        ----

Interest income
  Interest and fees on loans                   $4,382     $4,577     $13,513     $13,610
  Interest on securities:
    Taxable                                       214        249         748         769
    Nontaxable                                    187        191         548         554
    Other interest income                           3         18          10          35
                                               -----------------------------------------
      Total interest income                     4,786      5,035      14,819      14,968

Interest expense
  Interest on deposits                          2,110      2,552       7,103       7,124
  Interest on borrowings                          273        206         799         717
                                               -----------------------------------------
      Total interest expense                    2,383      2,758       7,902       7,841
                                               -----------------------------------------

Net interest income                             2,403      2,277       6,917       7,127

Provision for loan losses                         230        160         830         409
                                               -----------------------------------------

Net interest income after
 provision for loan losses                      2,173      2,117       6,087       6,718
                                               -----------------------------------------

Other income
  Service fees and overdraft charges              350        279         955         790
  Gain on sale of securities, net                 104         --         168          --
  Gain on sale of loans, net                      263         99         778         156
  Gain/(loss) on sale of repossessed assets        --        (33)        (24)        (52)
  Other income                                     86        109         275         301
                                               -----------------------------------------
      Total other income                          803        454       2,152       1,195
                                               -----------------------------------------

Other expense
  Salaries and employee benefits                1,024      1,084       3,179       3,070
  Occupancy, furniture and equipment              277        250         848         647
  Data processing                                 164        143         472         409
  State taxes                                      87         80         257         235
  FDIC deposit insurance                           19         17          62          59
  Professional fees                                95         53         211         153
  Amortization of intangibles                      77         57         224         168
  Other operating expense                         518        506       1,518       1,286
                                               -----------------------------------------
      Total other expense                       2,261      2,157       6,747       6,027
                                               -----------------------------------------

Income before federal income taxes                715        414       1,492       1,886
Income tax expense                                190        101         344         498
                                               -----------------------------------------
Net income                                     $  525     $  313     $ 1,148     $ 1,388
                                               =========================================
Basic earnings per common share                $  .50     $  .30     $  1.09     $  1.33
                                               =========================================
Diluted earnings per common share              $  .50     $  .30     $  1.09     $  1.32
                                              ==========================================

See notes to the consolidated financial statements.

                         COMMERCIAL BANCSHARES, INC.
    CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (Unaudited)

(Amounts in thousands, except per share data)

                                                                 Three Months Ended
                                                                   September 30,
                                                                 ------------------
                                                                   2001       2000
                                                                   ----       ----

Balance at beginning of period                                   $18,982    $17,731

Comprehensive income:
  Net income                                                         525        313
  Change in net unrealized gain (loss) on securities
   available for sale, net of reclassification and tax effects       240        281
                                                                 ------------------
      Total comprehensive income                                     765        594

Issuance of common stock                                              --         20

Dividends declared ($.19 and $.20 per share in 2001 and 2000)       (200)      (210)

Balance at end of period                                         $19,547    $18,135
                                                                 ==================

                                                                 Nine Months Ended
                                                                   September 30,
                                                                 -----------------
                                                                   2001       2000
                                                                   ----       ----

Balance at beginning of period                                   $18,589    $17,213

Comprehensive income:
  Net income                                                       1,148      1,388
  Change in net unrealized gain (loss) on securities
   available for sale, net of reclassification and tax effects       409        123
                                                                 ------------------

      Total comprehensive income                                   1,557      1,511

Issuance of common stock                                              --         20

Dividends declared ($.57 and $.58 per share in 2001 and 2000)       (599)      (609)
                                                                 ------------------

Balance at end of period                                         $19,547    $18,135
                                                                 ==================

See notes to the consolidated financial statements.

                         COMMERCIAL BANCSHARES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

(Amounts in thousands)

                                                                Nine Months Ended
                                                                  September 30,
                                                               --------------------
                                                                 2001        2000
                                                                 ----        ----

Operating activities
  Net income                                                   $  1,148     $ 1,388
  Adjustments                                                     6,738       3,113
                                                               --------------------
      Cash from operating activities                              7,886       4,501

Investing activities
  Securities available for sale
  Purchases                                                     (13,656)     (2,231)
  Maturities and repayments                                       3,313       2,355
  Sales                                                          14,362          --
  Net change in loans                                             7,368      (4,066)
  Bank premises and equipment expenditures                         (346)       (954)
                                                               --------------------

      Cash from investing activities                             11,041      (4,896)
                                                               --------------------

Financing activities
  Net change in deposits                                        (18,647)      2,522
  Net change in borrowings from FHLB                               (200)     (2,820)
  Net change in Corporate Line of Credit                           (500)         --
  Net change in other borrowings                                    750          --
  Issuance of common stock                                           --          20
  Dividends paid                                                   (599)       (609)
                                                               --------------------
      Cash from financing activities                            (19,196)       (887)
                                                               --------------------

Net change in cash and cash equivalents                            (269)     (1,282)

Cash and cash equivalents at beginning of period                  6,592       7,124
                                                               --------------------

Cash and cash equivalents at end of period                     $  6,323     $ 5,842
                                                               ====================

Supplemental disclosures
  Cash paid during the period for:
    Interest                                                   $  8,037     $ 7,790
    Income taxes                                                    175         545
    Non-cash transfer of loans to other assets repossessed          201          --

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

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Corporation at September 30, 2001, and results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances. The Annual Report for the Corporation for the year ended December 31, 2000, contains consolidated financial statements and related notes, which should be read in conjunction with the accompanying consolidated financial statements.

Use of Estimates: To prepare financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The collectibility of loans, and the fair values of securities are particularly subject to change.

Income Taxes: Income tax expense is the sum of the current-year income tax due or refundable and the change in deferred tax assets and liabilities. The provision is based upon the expected effective tax rate for the full year.

Earnings per Share: Basic earnings per share is based on net income divided by 1,050,778 and 1,050,397 weighted average shares outstanding during the quarter ended September 30, 2001 and 2000 and 1,050,778 and 1,050,133 weighted average shares outstanding during the nine months ended September 30, 2001 and 2000. Diluted earnings per share reflect the effect of additional common shares issuable under stock options using the treasury stock method. The weighted average number of shares used for determining diluted earnings per share were 1,055,342 and 1,057,964 for the quarter ended September 30, 2001 and 2000 and 1,056,127 and 1,058,587 for the nine months ended September 30, 2001 and 2000.

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

NOTE 2 - EARNINGS PER SHARE

Weighted Average shares used in determining basic and diluted earnings per share are as follows:

                                                                  2001          2000
                                                                  ----          ----

      Weighted average shares outstanding during the period     1,050,778     1,050,133
      Dilutive effect of exercisable stock options                  5,008         8,454
                                                                -----------------------
      Beginning balance                                         1,056,127     1,058,587

At September 30, 2001 and 2000 there were 72,122 and 42,122 stock options that were not considered in computing diluted earnings per share because they were anti-dilutive.

                         COMMERCIAL BANCSHARES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS


Loans were as follows:

                                         September 30, 2001     December 31, 2000
                                         ------------------     -----------------
                                                     ($ in thousands)

      Commercial and other loans              $ 91,718              $ 91,710
      Real estate loans                         32,729                38,262
      Construction loans                         3,096                 4,431
      Consumer and credit card loans            62,144                69,012
      Home equity loans                          8,653                 7,720
      Consumer finance loans                     2,447                 3,489
                                              ------------------------------
            Total loans                       $200,787              $214,624
                                              ==============================

The subsidiary Bank is an authorized seller/servicer for the Federal Home Loan Mortgage Corporation (FHLMC). At September 30, 2001 and December 31, 2000, loans sold to FHLMC for which the Bank has retained servicing totaled $98.7 million and $78.6 million, and real estate loans originated and held for sale at September 30, 2001 and December 31, 2000 were none and $6.5 million.

Activity in the allowance for loan loss for the three months ended September 30 was as follows:

                                                      2001       2000
                                                      ----       ----
                                                      ($ in thousands)

      Beginning balance                              $2,060     $1,511
      Provision for loan loss                           230        160
      Loans charged off                                (191)      (128)
      Recoveries of loans previously charged-off         21         44
                                                     -----------------
            Ending balance                           $2,120     $1,587
                                                     =================

Activity in the allowance for loan loss for the nine months ended September 30 was as follows:

                                                      2001        2000
                                                      ----        ----
                                                      ($ in thousands)

      Beginning balance                              $ 2,089     $1,499
      Provision for loan loss                            830        409
      Loans charged off                               (1,111)      (411)
      Recoveries of loans previously charged-off         312         90
                                                     ------------------
      Ending balance                                 $ 2,120     $1,587
                                                     ==================

                         COMMERCIAL BANCSHARES, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS (continued)

Impaired loans were as follows:

                                                                 September 30, 2001     December 31, 2000
                                                                 ------------------     -----------------
                                                                             ($ in thousands)

Period-end loans with no allocated allowance for loan losses           $  351                $1,087
Period-end loans with allocated allowance for loan losses               1,089                 1,278
                                                                       ----------------------------
      Total loans                                                      $1,440                $2,365
                                                                       ============================

Amount of the allowance for loan losses allocated                      $  411                $  576

Nonperforming loans were as follows:
  Loans past due over 90 days still on accrual                         $  358                $   71
  Nonaccrual loans                                                      1,763                 1,840

The impaired and nonperforming loans have been considered in management's evaluation of the adequacy of the allowance for loan loss. Nonperforming loans includes substantially all impaired loans and smaller balance homogeneous loans, such as residential mortgage and consumer loans, that are collectively evaluated for impairment. Reductions in impaired loan totals reflect the increased charge offs and amounts added to repossessed assets.


NOTE 4 - OTHER COMPREHENSIVE INCOME

Other comprehensive income for the three months ended September 30 was as follows:

                                                                               2001      2000
                                                                               ----      ----
                                                                              ($ in thousands)

Unrealized holding gains (losses) on securities available for sale            $ 467     $ 425
Less: Reclassification adjustment for losses (gains) recognized in income      (104)       (0)
                                                                              ---------------
      Net unrealized holding gains (losses)                                     363       425
Tax effect                                                                      123       144
                                                                              ---------------
      Other comprehensive income                                              $ 240     $ 281
                                                                              ===============

Other comprehensive income for the nine months ended September 30 was as follows:

                                                                               2001      2000
                                                                               ----      ----
                                                                              ($ in thousands)


Unrealized holding gains (losses) on securities available for sale            $ 787     $ 186
Less: Reclassification adjustment for losses (gains) recognized in income      (168)       (0)
                                                                              ---------------
      Net unrealized holding gains (losses)                                     619       186
Tax effect                                                                      210        63
                                                                              ---------------
          Other comprehensive income                                          $ 409     $ 123
                                                                              ===============

                         COMMERCIAL BANCSHARES, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion focuses on the consolidated financial condition of Commercial Bancshares, Inc. at September 30, 2001, compared to December 31, 2000, and the consolidated results of operations for the quarterly and nine month periods ended September 30, 2001 compared to the same periods in 2000. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements and related footnotes.

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

                         COMMERCIAL BANCSHARES, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Total assets decreased by $17.3 million from $262.8 million on December 31, 2000 to $245.6 million on September 30, 2001. The decrease in total assets was primarily a result of a reduction in loans of $13.9 million, $6.5 million of which was planned as loans originated for sale to the secondary market were sold. The decision to stop accepting indirect consumer loans originated by a Denver-based corporation has also resulted in a $7.0 million reduction in balances since year end. An additional amount of more than $1,111,000 was charged off, and $201,000 taken over as repossessed assets.

There were $6.5 million of real estate loans awaiting sale at year-end 2000, which were subsequently sold. In addition to the sale of real estate loans, the sluggish economy - regionally and locally - contributed to the decline in total loans. Excluding the sale of real estate loans and the other items already mentioned, the Bank's traditional, local market area direct loans decreased $1.4 million during the first nine months of 2001 compared to an increase of $7.1 million of loans for the same period in 2000.

Declines were experienced in the Bank's indirect consumer loan portfolios. The Bank's largest indirect loan business was based upon a relationship with a Denver-based organization, where the Bank purchased horse trailer loan accounts on a national basis. In early 2000, Management began limiting new loan originations from this source, and during the second quarter of 2001 decided to terminate this relationship. These loans have contributed $132,000 to the current losses experienced this year. Repayments in excess of new originations of loans in this niche portfolio caused a decline of $7.0 million during the nine months of 2001. The termination of this relationship has been done to reduce loan volumes in a concerted effort to improve the overall risk profile of the Bank's total loan portfolio.

Consumer loans generated by the Bank's finance company, Advantage Finance Inc. ("Advantage") decreased to $2.5 million at September 30, 2001 from $3.5 million at December 31, 2000. These loans are originated through a relationship with a chain of garden and farm supply stores and are predominantly to borrowers outside the Bank's traditional market area. A majority of the Advantage loans are originated on a six-month same as cash basis such that if the customer repays the loan within the first six months, no interest will be collected by Advantage. For the loans that repay within the first six months, Advantage's income may be limited to a 2% discount received upon the initial purchase of these loans. With the majority of these purchases and the resultant loans being made from early spring to late summer, a significant amount of the loans in this portfolio will experience either payoffs or the initiation of regular payments during the winter months. These payoffs account for the decline in the balance since yearend. Management anticipates decreased volumes from this particular relationship and has taken steps to replace the volume through a variety of other sources.

The Allowance for Loan Losses has been increased in response to a downturn in the quality of the Bank's loan portfolio, first recognized during the Third Quarter of 2000. Charge offs of $191,000 and recoveries of $21,000 during the Third Quarter of 2001, a net charge-off of $170,000, compares unfavorably to the same period last year when $128,000 was charged off with $44,000 in recoveries, for a net charge-off of $84,000. Total charge offs of $1,111,000 with recoveries of $312,000 led to a net charge-off of $799,000 during the nine months of 2001. That compares unfavorably to the $411,000 of charge offs and $90,000 of recoveries which resulted in a net charge-off of $321,000 for the same nine months in 2000. At the same time, the provision for loan losses was $230,000 and $160,000 for the three

                         COMMERCIAL BANCSHARES, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

month periods in 2001 and 2000.   The provision for the nine month periods
of 2001 and 2000 was $830,000 and $409,000. Management and the Board of Directors have been very active in providing sufficient amounts to cover incurred losses from our loan portfolio. The Bank has taken a more aggressive approach to handling these loans. One relationship accounts for $500,000 in losses and $235,000 in recoveries to date. Additional provisions may be required in the fourth quarter as these loans are resolved.

Other Assets grew by more than $517,000 since yearend. The increases were mainly due to increased Mortgage Servicing rights from the loan sales completed this year in the amount of $305,000, as well as $201,000 in foreclosed properties, and $64,000 in Prepaid Expenses.

Total deposits decreased $18.6 million during the first nine months of 2001 compared to an increase of $2.5 during the same period a year ago. A concerted marketing and pricing strategy to garner interest-bearing demand deposits, particularly larger balance money market account balances, has provided an increase of $7.3 million during the first nine months of 2001 compared to an increase of $3.7 million one year ago. Anticipating the reduced rate environment and depressed loan generation, management has reduced the more costly large-balance certificates of deposit balances by $11.6 million during the first nine months of 2001 through unrenewed maturities. In the same period during 2000, the same accounts were allowed to mature without renewal in the amount of $8.6 million.

Since year end, borrowed funds in the form of Federal Home Loan Bank variable rate advances were decreased $0.2 million, with Federal Funds purchased increasing by $750,000 and the Corporate Credit Line was reduced by $500,000. The Bank will, from time to time, use advances from the Federal Home Loan Bank to fund loan growth to the extent that it exceeds the Bank's deposit gathering success.

Total shareholders' equity increased $958,000 during the first nine months of 2001 compared to an increase of $922,000 a year ago. Nine-month earnings were $1.147 million for the current year compared to $1.388 million during that same period last year. Third quarter net income of $525,000 in 2001 versus $313,000 in 2000 was higher due to higher service fees and gains from the sales of investments and loans, which helped offset the higher provision for loan losses. Dividend payouts were maintained, resulting in decreases in equity of $599,000 and $609,000 in 2001 and 2000. Despite the higher percentage payout, shareholders' equity to total assets was 7.96% at September 30, 2001 compared to 7.07% at December 31, 2000, an increase of 12.58%.

                         COMMERCIAL BANCSHARES, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net income for the nine months ended September 30, 2001 was $1.1 million compared to $1.4 million during the same period in 2000. Diluted earnings per share were $1.09 for the nine months ended September 30, 2001 compared to $1.32 for the same period in 2000. Net income for the three months ended September 30, 2001 was $525,000 compared to $313,000 during the same period in 2000. Diluted earnings per share was $.50 for the third quarter in 2001 compared to $.30 for the same period in 2000. The major factors that have influenced these operating results are discussed on the following pages.

The following table provides an analysis of the average balances, yields and rates on interest-earning assets and interest-bearing liabilities.


                                                                   Three Months Ended September 30,
                                             -----------------------------------------------------------------------------
                                                             2001                                     2000
                                             ------------------------------------     ------------------------------------
                                             Average                    Average       Average                    Average
                                             balance      Interest     yield/rate     balance      Interest     yield/rate
                                             -------      --------     ----------     -------      --------     ----------
                                                                           ($ in thousands)

Securities (1)                               $ 30,963      $  484        6.20%        $ 33,002      $  556        6.84%
Loans (2)                                     202,354       4,382        8.59          203,378       4,577        9.00
                                             --------------------                     --------------------
      Total interest-earning assets           233,317       4,866        8.27          236,380       5,133        8.70
Other assets                                   17,733                                   14,073
                                             --------                                 --------
      Total assets                           $251,050                                 $250,453
                                             ========                                 ========

Deposits                                     $187,234       2,110        4.47%        $199,667       2,552        5.11%
Borrowed funds                                 26,227         273        4.13           15,599         206        5.28
                                             --------------------                     --------------------
      Total interest-bearing liabilities      213,461       2,383        4.43          215,266       2,758        5.12
Noninterest-bearing demand deposit             16,724                                   16,422
Other liabilities                               1,472                                      736
Shareholders'equity                            19,393                                   18,029
                                             --------                                 --------
      Total liabilities and
       shareholders' equity                  $251,050                                 $250,453
                                             ========                                 ========
Net interest income                                        $2,483                                   $2,375
                                                           ======                                   ======
Interest rate spread                                                     3.84%                                    3.58%
Net interest margin (3)                                                  4.22%                                    4.04%

--------------------
<F1>  Securities includes federal funds sold for purposes of this yield table. Average yields on taxable securities have been computed based on amortized cost. Income on tax exempt securities has been computed on a fully-taxable equivalent basis using a 34% tax rate. The amount of such adjustments was $80,000 and $98,000 for 2001 and 2000.
<F2>  Average balance is net of deferred loan fees and loan discounts.
      Interest    income includes loan fees of $179,000 and $311,000 and
      dealer reserve expense of $139,000 and $150,000 in 2001 and 2000.
<F3>  Net interest income as a percentage of average interest-earning assets.

                         COMMERCIAL BANCSHARES, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table provides an analysis of the average balances, yields and rates on interest-earning assets and interest-bearing liabilities.


                                                                    Nine Months Ended September 30,
                                             -----------------------------------------------------------------------------
                                                             2001                                     2000
                                             ------------------------------------     ------------------------------------
                                             Average                    Average       Average                    Average
                                             balance      Interest     yield/rate     balance      Interest     yield/rate
                                             -------      --------     ----------     -------      --------     ----------
                                                                           ($ in thousands)


Securities (1)                               $ 32,521      $ 1,535       6.31%        $ 32,444      $ 1,643       6.77%
Loans (2)                                     206,300       13,513       8.76          201,268       13,610       9.04
                                             ---------------------                    ---------------------
      Total interest-earning assets           238,821       15,048       8.42          233,712       15,253       8.73
Other assets                                   17,291                                   15,447
                                             --------                                 --------
      Total assets                           $256,112                                 $249,159
                                             ========                                 ========

Deposits                                     $195,653        7,103       4.85%        $197,406        7,124       4.82%
Borrowed funds                                 23,146          799       4.61           16,358          717       5.86
                                             ---------------------                    ---------------------
      Total interest-bearing liabilities      218,799        7,902       4.83          213,764        7,841       4.90
Noninterest-bearing demand deposit             16,548                                   16,500
Other liabilities                               1,530                                    1,175
Shareholders'equity                            19,235                                   17,720
                                             --------                                 --------
      Total liabilities and
       shareholders' equity                  $256,112                                 $249,159
                                             ========                                 ========


Net interest income                                         $ 7,146                                 $ 7,412
                                                            =======                                 =======
Interest rate spread                                                     3.59%                                    3.83%
Net interest margin (3)                                                  4.00%                                    4.24%

--------------------
<F1>  Securities include federal funds sold for purposes of this yield table. Average yields on taxable securities have been computed based on amortized cost. Income on tax exempt securities has been computed on a fully-taxable equivalent basis using a 34% tax rate. The amount of such adjustments was $229,000 and $285,000 for 2001 and 2000.
<F2>  Average balance is net of deferred loan fees and loan discounts.
      Interest    income includes loan fees of $483,000 and $461,000 and
      dealer reserve expense of $452,000 and $505,000 in 2001 and 2000.
<F3>  Net interest income as a percentage of average interest-earning assets.

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

Interest income for the first nine months of 2001 was $14.8 million compared to $15.0 million during the same period in 2000, a decrease of $149,000. Interest income for the third quarter of 2001 was $4.8 million compared to $5.0 million during the same quarter in 2000, a decrease of $249,000. The decrease was principally due to interest and fees on loans being $97,000 less in the first nine months and $195,000 less in the third quarter of 2001 than for the comparable periods in 2000. The level of average loans increased $5.5 million, to $208.3 million through the third quarter of 2001 from $202.8 million during the same period in 2000. In addition, a generally lower interest rate environment has contributed to decreased yields on both loans and securities. The tax-equivalent yield on interest-earning assets decreased to 8.27% during the third quarter of 2001 from 8.70% during the same period in 2000. Tax equivalent interest income on securities was $267,000 less in the third quarter of 2001 compared to 2000. The comparable incomes for the nine month periods were $205,000 less in 2001 than in 2000.

Interest expense increased $61,000 to $7.9 million during the nine months of 2001 from $7.8 million during the same period in 2000. Interest expense was $2.4 million during the third quarter of 2001 compared to $2.8 million during the third quarter of 2000. The decrease was principally due to the cost of CDs decreasing as deposits were allowed to run off, being $21,000 less for the first nine months in 2001 than in 2000. The average balance of interest-bearing deposits shrunk by $1.8 million, to $195.7 million through the third quarter of 2001 from $197.4 million through the third quarter of 2000. Despite the decrease in average balances, a slightly increased cost of funds is evident through nine months of 2001 because of the portfolio effect of a management-driven program to issue longer term CDs at market-leading rates. While very effective in raising additional funds for the Bank, the program was over-sold, leaving the Bank with a large bundle of CDs to reprice and retain through the first and second quarters of 2002. As such, management has been unwilling to actively pursue new funds or rollovers from the current portfolio despite the lower interest rate environment, in part offset by a decreased loan generation environment. Management is closely monitoring this situation, and fully expects minimal effects on earning power. The average cost of deposits rose to 4.85% through the third quarter in 2001 from 4.82% during the same period in 2000. The third quarter 2001 cost of funds for deposits decreased to 4.47% from
5.11% during the same three months in 2000.   Borrowings averaged $26.2
million during the third quarter of 2001 and consist of $11.5 million of fixed-rate FHLB borrowings, $14.1 million of variable-rate borrowings, and $.6 million of federal funds purchased; compared to $11.5 million of fixed-rate FHLB advances, $3.6 million of variable-rate FHLB borrowings, and $500,000 of debt at the holding company in 2000.

                         COMMERCIAL BANCSHARES, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The net interest margin was 4.22% for the quarter ending September 30, 2001, compared to the net interest margin of 4.04% in 2000. The nine-month results show the net interest margin at 4.00% for 2001 compared to 4.24% for 2000. The trend has been declining as evidenced by the declining net interest spread. Management expects the pressure on net interest income to continue for the next several quarters as more loans reprice at lower rates than comparable deposits.

The provision for loan loss increased to $830,000 for the nine months ended September 30, 2001 compared to $409,000 for the same period in 2000. The provision for the third quarter ended September 30, 2001 was $230,000 compared to $160,000 during the same period in 2000. Management determines the adequacy of the loan loss provision through its analysis of specific problem loans and historical charge-off experience in addition to its evaluation of current local and national economic conditions. Management increased the provision starting in the third quarter of 2000 in recognition of known credit quality problems. Whereas those doubts have come true to a great extent, the Bank continues to perform and produce operating profits in spite of these losses. Management continues to monitor the quality of the loan portfolio, and will respond in kind as the risks are resolved.

Noninterest income was $929,000 more for the first nine months of 2001 and $316,000 higher in the third quarter of 2001 compared to the same periods in 2000. Increases in service fee income and gains on sales of securities and loans and other income between 2001 and 2000 were all higher in the current year, offset by slight declines in other miscellaneous income. Service fees and overdraft charges increased commensurate with the growth in total demand deposits. Other miscellaneous income is down from prior year due to lower income from Advantage, reflecting their loan balances.

Total noninterest expense increased $692,000 to $6.8 million for the first nine months of 2001 compared to $6.1 million for the same period in 2000. Total noninterest expense was $71,000 more for the third quarter of 2001 compared to the same period in 2000. For the comparable nine-month periods, the most significant increases were $109,000 in salaries and employee benefits, $201,000 in occupancy as we opened more offices, $58,000 in professional fees, $63,000 in data processing charges, and $28,000 in overdraft charge offs and other losses.

The increases in personnel and related expenses are largely due to the Bank's expansion success. The Bank has expanded and improved its offices in several areas, including offices shared with its finance subsidiary. Two offices were opened after the first quarter of 2000, and two additional offices were acquired in 2000 and fully staffed during 2001.

                         COMMERCIAL BANCSHARES, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Corporation's liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities, which are summarized in the Statement of Cash Flows. Cash and cash equivalents amounted to $6.3 million at September 30, 2001 compared to $6.6 million at December 31, 2000.

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

At September 30, 2001, the Bank's leverage ratio was 7.64% and the risk-based capital ratio was 11.25%, compared to 7.72% and 10.08% a year ago, all of which exceeded the minimum regulatory requirements.


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

                         COMMERCIAL BANCSHARES, INC.
                                  FORM 10-Q
                      Quarter ended September 30, 2001
                         PART II - OTHER INFORMATION


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

            (b) No Report on Form 8-K has been filed during the quarter ended September 30, 2001.

                         COMMERCIAL BANCSHARES, INC.

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       COMMERCIAL BANCSHARES, INC.
                                       -----------------------------------
                                       (Registrant)




Date:      11/13/01                    /s/Raymond E. Graves
      ------------------               -----------------------------------
                                       (Signature)
                                       Raymond E. Graves
                                       President and Chief Executive Officer


Date:      11/13/01                    /s/ John C. Haller
      ------------------               -----------------------------------
                                       (Signature)
                                       John C. Haller
                                       Vice President and Chief Financial
                                       Officer

                         COMMERCIAL BANCSHARES, INC.

                              Index to Exhibits


Exhibit 11 Statement re computation of per share earnings (reference is hereby made to Note 1 to the Consolidated Financial Statements on page 7 hereof)