Form 10-K405
period 2001-12-31
COMMERCIAL BANCSHARES INC \OH\
filed 2002-03-08
CIK 1009976

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

  (Mark one)
   |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001

   | | TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

                           Commission File No. 0-27894

                           COMMERCIAL BANCSHARES, INC.
                       (Name of Registrant in Its Charter)

             OHIO                                      34-1787239
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

  118 S. SANDUSKY AVENUE
   UPPER SANDUSKY, OHIO                43351               (419) 294-5781
------------------------             ---------           -----------------
(Address of principal                (Zip code)            (Registrant's
 executive offices)                                      telephone number)

Securities registered under Section 12(b) of the Exchange Act:

     Title of each class             Name of each exchange on which registered
     -------------------             -----------------------------------------

           None

Securities registered under Section 12(g) of the Exchange Act:

Common Shares, no par value
---------------------------

     (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes |X|   No | |

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

At February 4, 2002, the aggregate market value of the voting stock held by nonaffiliates of the registrant, based on a share price of $23.05 per share (such price being the last sale price on that date, and there being 1,034,157 non-affiliated, voting shares outstanding) was $23,837,318.85.

At February 4, 2002, there were issued and outstanding 1,155,295 of the registrant's Common Shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's 2001 Annual Report to Shareholders is incorporated by reference into Part I and Part II of this Form 10-K. Portions of Registrant's Definitive Proxy Statement for the April 10, 2002 Annual Meeting of Shareholders is incorporated by reference into Part III of this Form 10-K.

                                      INDEX

                                    FORM 10-K

                                                                                                               Page
PART I

      ITEM 1.     Description of Business                                                                         3

      ITEM 2.     Properties                                                                                      5

      ITEM 3.     Legal Proceedings                                                                               6

      ITEM 4.     Submission of Matters to a Vote of Security Holders                                             6

PART II

      ITEM 5.     Market for Common Equity and Related Shareholder Matters                                        7

      ITEM 6.     Selected Financial Data                                                                         7

      ITEM 7.     Management's Discussion and Analysis of Financial Condition                                     7
                  and Results of Operation

      ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk                                      7

      ITEM 8.     Financial Statements and Supplementary Data                                                     7

      ITEM 9.     Changes in and Disagreements with Accountants on                                                7
                  Accounting and Financial Disclosure

PART III

      ITEM 10.    Directors and Executive Officers of the Registrant                                              7

      ITEM 11.    Executive Compensation                                                                          7

      ITEM 12.    Security Ownership of Certain Beneficial Owners and Management                                  8

      ITEM 13.    Certain Relationships and Related Transactions                                                  8

PART IV

      ITEM 14.    List of Exhibits and Reports on Form 8-K                                                        8

SIGNATURES                                                                                                        9

EXHIBITS                                                                                                         10

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

GENERAL

In February 1995, Commercial Bancshares, Inc. (the "Corporation") received approval from the Board of Governors of the Federal Reserve System to become a bank holding corporation by acquiring all the voting shares of common stock of The Commercial Savings Bank (the "Bank"). The principal business of the Corporation presently is to operate the Bank, which is a wholly-owned subsidiary, and its principal asset. The Corporation and the main office of the Bank are located at 118 South Sandusky Avenue, Upper Sandusky, Ohio 43351. In May 1997, the Board of Directors approved the establishment of the Corporation's second wholly owned subsidiary, a consumer finance company, and thereby chartered a new Ohio corporation by the name of "Advantage Finance, Inc." (the "Finance Company"). On December 24, 1997, approval was granted by the Ohio Division of Financial Institutions for the Finance Company to do business in Ohio. On April 10, 1998 the Finance Company opened for business at 117 North Greenwood, Marion, Ohio providing small consumer loans to customers in the Marion area. In January 1999, the Corporation received regulatory approval from the Ohio Department of Financial Institutions to establish the Finance Company as a subsidiary of the Bank to facilitate its future operations. Finance Company offices were added in Marion and Findlay during 2000 and 2001. The Corporation is anticipating pursuing opportunities to expand into other areas of the financial services industry, including, but not limited to, the sale of insurance and investment products, made available by the passage of the Financial Modernization Act of 1999, although no specific transactions are currently contemplated. During the year 2001, the Corporation elected to file to be a Financial Services Holding Company, and received approval having met all additional Capital requirements.

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

The Bank grants residential, installment and commercial loans to customers located primarily in the Ohio counties of Wyandot, Marion, Hancock, Union, and Franklin and the surrounding area. Commercial loans are primarily variable rate and include operating lines of credit and term loans made to small businesses primarily based on the ability to repay the loan from the cash flow of the business. Such loans are typically secured by business assets, such as equipment and inventory, and occasionally by the business owner's personal residence. When the borrower is not an individual, the Bank generally obtains the personal guarantee of the business owner. Commercial real estate loans are primarily secured by borrower-occupied business real estate, and are dependent on the ability of the related business to generate adequate cash flow to service the debt. Such loans primarily carry adjustable interest rates. Residential real estate loans are made with primarily fixed rates and are secured by the borrower's residence. Such loans are made based on the borrower's ability to make repayment from employment and other income. The Bank generally makes these loans in amounts of 80% or less of the value of collateral. An appraisal is obtained from a qualified real estate appraiser for substantially all loans secured by real estate. Construction loans are secured by residential and business real estate that primarily will be borrower-occupied upon completion. The Bank usually makes the permanent loan at the end of the construction phase. Installment loans to individuals include loans secured by automobiles and other consumer assets, including second mortgages on personal residences. Loans secured by automobiles are generated both by direct application from the customer and from the Bank's purchase of indirect retail installment contracts from the dealers. Credit card and overdraft protection loans are unsecured personal lines of credit to individuals. The Finance Company specializes in direct and indirect lending for consumer goods, 90-day and six-month same-as-cash loans, second mortgage and home equity loans, and installment loans. The Bank entered into a business relation during 2000 whereby the Bank has an ownership interest in Beck Title Agency, Ltd. of Carey, Ohio. This joint venture provides an additional source of fee income for title research activity on new loan home originations in the local market.

The general economic conditions in the Corporation's market area have generally been consistent with the nation as a whole. Unemployment statistics have generally been consistent with the State of Ohio as a whole and real estate values have been stable. The Corporation is not aware of any exposure to material costs associated with environmental hazardous waste cleanup. Bank loan procedures require state and federal environmental regulatory studies be obtained by Bank management before approving any commercial real estate loan where such potential risk is considered likely to exist.

COMPETITION IN FINANCIAL SERVICES

The Bank, the Finance Company, and Beck Title compete for business in the Ohio counties of Wyandot, Hancock, Marion, Union, and Franklin. The Company's competitors for business come from two primary sources: large regional firms and independent community banks and thrifts. The Bank also competes, particularly for deposit dollars, with insurance companies, brokerage firms and investment companies. The Bank finds that it competes favorably with the large regional banks by its ability to maintain decision-making officers within branch locations rather than centralizing decision-making in a corporate headquarters. Competition with the independent community banks is enhanced by creating product niches so as not to resort solely to pricing as a means to attract business. Examples of the Bank's product niches include small tractor/riding mower financing, small-business lending and low-fee demand deposit accounts. The Finance Company has found a niche in indirect financing of retail consumer goods from regional retailers.

EMPLOYEES

Currently the Bank has 113 full-time employees and 22 part-time employees. The Finance Company has 7 full-time employees. Officers of the Corporation are also employees of the Bank and have been included in these totals.

SUPERVISION AND REGULATION

REGULATION OF THE CORPORATION: The Corporation is a registered financial services holding company organized under the laws of the State of Ohio on March 22, 1994. As such, the Corporation is subject to the laws of the State of Ohio and is under the jurisdiction of the Securities Act of 1933, as amended, and various Securities and Exchange Commission rules and regulations relating to the offering and sale of its securities. The Corporation is also subject to regulation under the Bank Holding Company Act of 1956, as amended. The Federal Reserve Board regulates financial holding companies and may examine or inspect the books and records of the Corporation and the Bank.

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

The following schedules present, for the periods indicated, certain financial and statistical information of the Corporation as required under the Securities and Exchange Commission's Industry Guide 3, or a specific reference as to the location of required disclosures in the Corporation's 2001 Annual Report to Shareholders (the "Annual Report"), which is included as Exhibit 13 to this document and incorporated herein by reference.

STATISTICAL DISCLOSURES

The following statistical information for 2001, 2000, and 1999, included in the Annual Report is incorporated herein by reference.

                                                                                Pages of Annual Report
                                                                                ----------------------
    Distribution of Assets, Liabilities and Shareholders, Equity;
    Interest Rates and Interest Differential                                            5-6
    Investment Portfolio                                                                 12
    Loan Portfolio                                                                        8
    Summary of Loan Loss Experience                                                      10
    Deposits                                                                             13
    Return on Equity and Assets                                                           2
    Short-term Borrowings                                                                30

ITEM 2 - PROPERTIES

The Corporation's headquarters and the Bank's main office are located at 118 South Sandusky Avenue, Upper Sandusky, Ohio, in Wyandot County. The building is used exclusively by the Corporation and the Bank. All of the offices listed below are owned by the Bank and are free and clear of any encumbrances, except the branch inside the Findlay WalMart:

           Location                                                        Description
----------------------------------------------------------------------------------------------------------
1.   Main Office                                              Two story building built in the early 1900's
     118 S. Sandusky Ave.                                     and remodeled in 1991.
     Upper Sandusky, Ohio 43351
----------------------------------------------------------------------------------------------------------
2.   Carey Office                                             One story building built and opened in 1973.
     128 S. Vance Street
     Carey, OH 43316
----------------------------------------------------------------------------------------------------------
3.   Harpster Office                                          One story building purchased in 1978.
     17480 Cherokee Street
     Harpster, OH 43323
----------------------------------------------------------------------------------------------------------
4.   North Drive-In Office                                    One story drive in office opened in 1981.
     400 N. Sandusky Avenue
     Upper Sandusky, OH 43351
----------------------------------------------------------------------------------------------------------
5.   Marion Barks Road Office                                 One story building purchased, renovated,
     170 Barks Road East                                      and opened in 1988.
     Marion, OH 43302
----------------------------------------------------------------------------------------------------------
6.   Findlay Tiffin Avenue Office                             One story building purchased from Savings
     1600 Tiffin Avenue                                       of America in 1992.  The building was
     Findlay, OH 45840                                        renovated in 1999 to add additional offices.
----------------------------------------------------------------------------------------------------------

           Location                                                        Description
----------------------------------------------------------------------------------------------------------
7.   Marion Jamesway Office                                   One story building constructed and opened
     279 Jamesway                                             in 1996.
     Marion, OH 43302
----------------------------------------------------------------------------------------------------------
8.   Bellefontaine Office                                     One story building purchased, renovated,
     1245 Bellefontaine Ave.                                  and opened in 1999.
     Marion, OH 43302
----------------------------------------------------------------------------------------------------------
9.   Findlay Lincoln Street Office                            One story building purchased in 1999 and
     201 Lincoln Street                                       opened in 2000.
     Findlay, OH 45840
----------------------------------------------------------------------------------------------------------
10.  Richwood Office                                          One story building purchased and opened
     335 East Blagrove Street                                 in 2000.
     Richwood, OH 43344
----------------------------------------------------------------------------------------------------------
11.  Westerville Office                                       Two story building purchased in 2000 and
     17 N. State Street                                       opened in 2001.
     Westerville, OH 43081
----------------------------------------------------------------------------------------------------------
12.  WalMart Office                                           Located inside the store with leased square
     2500 Tiffin Avenue                                       footage opened in 2001.
     Findlay, OH 45840
----------------------------------------------------------------------------------------------------------

The Bank also operates an intermittent office inside the Rotary Towers Nursing Facility in Marion, Ohio, which was opened in 1991.

The Finance Company operates offices at 141 S. Main Street, Marion, Ohio, 1239 Bellefontaine Avenue, Marion, Ohio, and in the Findlay Lincoln Street Office, at 201 Lincoln Street. The Main Street office is owned by Advantage and the Bellefontaine and Lincoln offices are rented from the Bank.

The Bank considers its physical properties to be in good operating condition (subject to reasonable wear and tear) and suitable for the purposes for which they are being used.

ITEM 3 - LEGAL PROCEEDINGS

There is no pending litigation, other than routine litigation incidental to the business of the Corporation, Bank, or Finance Company of a material nature involving or naming the Corporation, Bank, or Finance Company as a defendant. Further, there are no material legal proceedings in which any director, officer, principal shareholder, affiliate of the Corporation, or security holder owning five percent of the Corporation's common stock; or any associates of such persons is a party or has a material interest that is adverse to the Corporation, Bank, or Finance Company. None of the routine litigation in which the Corporation, Bank, or Finance Company is involved is expected to have a material adverse impact on the financial position or results of operations of the Corporation, Bank, or Finance Company.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 2001.

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The information set forth under the heading "Shareholder Information" on page 41 of the Annual Report is incorporated herein by reference.

ITEM 6 - SELECTED FINANCIAL DATA

The information set forth under the heading "Comparative Summary of Selected Financial Data" on page 2 of the Annual Report is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The information set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 3 through 16, inclusive, of the Annual Report is incorporated herein by reference.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth under the heading "Quantitative and Qualitative Disclosures about Market Risk" on pages 14 and 15 of the Annual Report to Shareholders is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information contained in the consolidated financial statements and related notes and the report of independent auditors thereon, on pages 17 through 41, inclusive, of the Annual Report to Shareholders is incorporated herein by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No changes in or disagreements with the Corporation's independent accountants on accounting and financial disclosure have occurred.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning Directors and Executive Officers of the Corporation appears on pages 4 through 9 inclusive under the captions "Information relating to Nominees and other Directors", and "Executive Officers" in the Corporation's Definitive Proxy Statement dated March 8, 2002 for the Annual Meeting of Shareholders to be held on April 10, 2002 and is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

Information concerning executive compensation appears on pages 3 and 10 through 16, inclusive, under the captions "Compensation of Directors", "Report of the Executive Compensation Committee of the Board of

Directors on Executive Compensation", "Compensation Committee Interlocks and Insider Participation in Compensation Decisions", "Executive Compensation", "Deferred Compensation Plan", "Stock Option Plan", "Supplemental Executive Retirement Plan", "Employment Contracts", and "Performance Graph" in the Corporation's Definitive Proxy Statement dated March 8, 2002 for the Annual Meeting of Shareholders to be held on April 10, 2002 and is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

Information concerning security ownership of certain beneficial owners and management is contained on pages 2 and 4 through 7 under the captions "Voting Securities and Principal Holders Thereof" and "Information Relating to Nominees and other Directors" in the Corporation's Definitive Proxy Statement dated March 8, 2002 for the Annual Meeting of Shareholders to be held on April 10, 2002 and is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions is contained on pages 3 and 4 under the caption "Related Transactions" in the Corporation's Definitive Proxy Statement dated March 8, 2002 for the Annual Meeting of Shareholders to be held on April 10, 2002 and is incorporated herein by reference.

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

        13                            Annual Report to Shareholders for the Year Ended 2001

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

March 7, 2002                                  COMMERCIAL BANCSHARES, INC.
--------------------------
           Date

                                               By: /s/ RAYMOND E. GRAVES
                                                   -----------------------------
                                                   Raymond E. Graves, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on
_________________.


              Signatures                                                       Signatures
/s/ RAYMOND E. GRAVES                                               /s/ MARK DILLON
----------------------------------------                            ----------------------------------------
Raymond E. Graves                                                   Mark Dillon
President (Principal Executive Officer) and Director                Director


/s/ JOHN C. HALLER                                                  /s/ EDWIN G. EMERSON
----------------------------------------                            ----------------------------------------
John C. Haller                                                      Edwin G. Emerson
Vice President and Chief Financial Officer                          Director


/s/ JAMES A. DEER                                                   /s/ HAZEL FRANKS
----------------------------------------                            ----------------------------------------
James A. Deer                                                       Hazel Franks
Regional President and Director                                     Director


/s/ RICHARD SHEAFFER                                                /s/ DEBORAH J. GRAFMILLER
----------------------------------------                            ----------------------------------------
Richard Sheaffer                                                    Deborah J. Grafmiller
Director, Chairman of the Board                                     Director


/s/ DANIEL E. BERG                                                  /s/ MICHAEL A. MASTRO
----------------------------------------                            ----------------------------------------
Daniel E. Berg                                                      Michael A. Mastro
Director                                                            Director


/s/ LOREN H. DILLON                                                 /s/ WILLIAM E. RUSE
----------------------------------------                            ----------------------------------------
Loren H. Dillon                                                     William E. Ruse
Director                                                            Director


                                                                    /s/ DOUGLAS C. SMITH
                                                                    ----------------------------------------
                                                                    Douglas C. Smith
                                                                    Director

                                INDEX TO EXHIBITS

                                                                                              Page
                                                                  Reference to              Number in
                                                                Prior Filing or               This
                                                                 Exhibit Number             Form 10-K
Exhibit Number            Description of Document               Attached Hereto              Report
--------------        ---------------------------------         ---------------           --------------
      3.3             Amended Articles of Incorporation                1                  Not Applicable
                      of the Corporation

      3.4             Code of Regulations of                           2                  Not Applicable
                      the Corporation

      4               Form of Certificate of Common Shares             3                  Not Applicable
                      of the Corporation

     10               Material Contracts                               4                  Not Applicable

     13               Annual Report to Shareholders                    5                       1
                      for the Year Ended 2001

     21               Subsidiaries of the Registrant                   6                      45

     23.1             Consent of Crowe, Chizek and Company LLP         7                      46

     23.2             Consent of Shumaker, Loop & Kendrick, LLP        8                  Not Applicable