Form 10-Q
period 2002-03-31
COMMERCIAL BANCSHARES INC \OH\
filed 2002-05-15
CIK 1009976

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


 (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                    For Quarterly Period ended MARCH 31, 2002

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to ____________.

                         Commission File Number 0-27894
                                                -------

                           COMMERCIAL BANCSHARES, INC.
      --------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              Ohio                                      34-1787239
---------------------------------            ----------------------------------
  (State or other jurisdiction               (IRS Employer Identification No.)
of incorporation or organization)

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

                           Yes [X]      No  [ ]


As of April 22, 2002, the latest practicable date, 1,156,144 shares of the issuer's common shares, no par value, were issued and outstanding.

                           COMMERCIAL BANCSHARES, INC.

                                      INDEX




                                                                                                           Page
                                                                                                           ----


PART I - FINANCIAL INFORMATION

  Item 1.     Financial Statements


              Consolidated Balance Sheets.............................................................      3

              Consolidated Statements of Income ......................................................      4

              Condensed Consolidated Statements of Changes in Shareholders' Equity....................      5

              Condensed Consolidated Statements of Cash Flows ........................................      6

              Notes to Consolidated Financial Statements .............................................      7

  Item 2.     Management's Discussion and Analysis of
                Financial Condition and Results of Operations.........................................     10

  Item 3.     Quantitative and Qualitative Disclosures about Market Risk..............................     15


Part II - Other Information

  Item 1.     Legal Proceedings.......................................................................     16

  Item 2.     Changes in Securities and Use of Proceeds...............................................     16

  Item 3.     Defaults Upon Senior Securities.........................................................     16

  Item 4.     Submission of Matters to a Vote of Security Holders.....................................     16

  Item 5.     Other Information.......................................................................     16

  Item 6.     Exhibits and Reports on Form 8-K........................................................     16


SIGNATURES ...........................................................................................     17


--------------------------------------------------------------------------------

                           COMMERCIAL BANCSHARES, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                  March 31,    December 31,
                                                                    2002            2001
                                                                 ---------       ---------
                                                                       ($ in thousands)
ASSETS
Cash and due from banks                                          $   6,000       $   7,640
Federal funds sold                                                      --              --
                                                                 ---------       ---------
     Cash and cash equivalents                                       6,000           7,640
Securities available for sale                                       28,594          29,788
Total loans                                                        196,637         198,937
Allowance for loan losses                                           (1,836)         (1,743)
                                                                 ---------       ---------
     Loans, net                                                    194,801         197,194
Premises and equipment, net                                          6,222           6,354
Accrued interest receivable                                          1,347           1,260
Other assets                                                         3,086           3,834
                                                                 ---------       ---------

         Total assets                                            $ 240,050       $ 246,070
                                                                 =========       =========

LIABILITIES
Deposits
     Noninterest-bearing demand                                  $  18,734       $  19,016
     Interest-bearing demand                                        56,478          57,417
     Savings and time deposits                                     109,165         110,319
     Time deposits $100,000 and greater                             17,357          18,469
                                                                 ---------       ---------
         Total deposits                                            201,734         205,221
FHLB advances                                                       15,300          19,300
Federal funds purchased                                              2,660             940
Accrued interest payable                                               408             446
Other liabilities                                                      791             944
                                                                 ---------       ---------
         Total liabilities                                         220,893         226,851
                                                                 ---------       ---------

SHAREHOLDERS' EQUITY
Common stock, no par value; 4,000,000 shares authorized,
     1,155,983 and 1,155,294 shares issued in 2002 and 2001         10,494          10,446
Retained earnings                                                    9,211           9,178
Deferred compensation plan shares, at cost,
     9,618 and 8,286 shares in 2002 and 2001                          (237)           (205)
Accumulated other comprehensive loss                                  (311)           (200)
                                                                 ---------       ---------
         Total shareholders' equity                                 19,157          19,219
                                                                 ---------       ---------

         Total liabilities and shareholders' equity              $ 240,050       $ 246,070
                                                                 =========       =========

--------------------------------------------------------------------------------

               See notes to the consolidated financial statements.

                           COMMERCIAL BANCSHARES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                          Three Months Ended
                                                               March 31,
                                                         --------------------
                                                           2002         2001
                                                         -------      -------
                                                           ($ in thousands)
INTEREST INCOME
     Interest and fees on loans                          $ 3,776      $ 4,655
     Interest on securities:
         Taxable                                             156          279
         Nontaxable                                          176          178
     Other interest income                                     2            5
                                                         -------      -------
              Total interest income                        4,110        5,117
                                                         -------      -------
INTEREST EXPENSE
     Interest on deposits                                  1,718        2,572
     Interest on borrowings                                  160          271
                                                         -------      -------
              Total interest expense                       1,878        2,843
                                                         -------      -------

NET INTEREST INCOME                                        2,232        2,274
Provision for loan losses                                    240          250
                                                         -------      -------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES        1,992        2,024
                                                         -------      -------

NONINTEREST INCOME
     Service fees and overdraft charges                      322          281
     Gains on sale of securities, net                         14           42
     Gains on sale of loans, net                             150          440
     Gains on sale of other assets, net                       27          (12)
     Other income                                            105           93
                                                         -------      -------
              Total noninterest income                       618          844
                                                         -------      -------

NONINTEREST EXPENSE
     Salaries and employee benefits                        1,111        1,102
     Occupancy, furniture and equipment                      242          290
     State taxes                                              92           84
     Data processing                                         166          150
     FDIC deposit insurance                                   18           23
     Professional fees                                        72           48
     Amortization of intangibles                             102           71
     Other operating expense                                 506          435
                                                         -------      -------
              Total noninterest expense                    2,309        2,203
                                                         -------      -------

Income before income taxes                                   301          665
Income tax expense                                            48          172
                                                         -------      -------

Net income                                               $   253      $   493
                                                         =======      =======

Basic earnings per common share                          $   .22      $   .43
                                                         =======      =======
Diluted earnings per common share                        $   .22      $   .43
                                                         =======      =======


--------------------------------------------------------------------------------

              See notes to the consolidated financial statements.

                           COMMERCIAL BANCSHARES, INC.

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                         Three Months Ended
                                                                               March 31,
                                                                      -----------------------
                                                                        2002           2001
                                                                      --------       --------
                                                                          ($ in thousands)

Balance at beginning of period                                        $ 19,219       $ 18,589


Comprehensive income:
   Net income                                                              253            493
   Other comprehensive income (loss)                                      (111)           350
                                                                      --------       --------
     Total comprehensive income                                            142            843

Common stock issued                                                         16             --

Dividends paid ($.19 and $.17 per common share in 2002 and 2001)          (220)          (198)
                                                                      --------       --------


Balance at end of period                                              $ 19,157       $ 19,234
                                                                      ========       ========

--------------------------------------------------------------------------------

              See notes to the consolidated financial statements.

                           COMMERCIAL BANCSHARES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                          Three Months Ended
                                                               March 31,
                                                        ---------------------
                                                          2002          2001
                                                        -------       -------
                                                           ($ in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                         $   253       $   493
     Adjustments                                          2,911        (2,192)
                                                        -------       -------
         Net cash from operating activities               3,164        (1,699)

CASH FLOWS FROM INVESTING ACTIVITIES
     Securities available for sale
         Purchases                                       (2,696)       (4,523)
         Maturities and repayments                        1,130         1,447
         Sales                                            2,532         3,205
     Net change in loans                                    280         5,993
     Bank premises and equipment expenditures               (63)         (154)
                                                        -------       -------
           Net cash from investing activities             1,183         5,968
                                                        -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                              (3,487)          579
     Net change in FHLB advances and federal funds       (2,280)       (5,400)
     Cash dividends paid                                   (220)         (198)
                                                        -------       -------
           Net cash from financing activities            (5,987)       (5,019)
                                                        -------       -------

Net change in cash and cash equivalents                  (1,640)         (750)

Cash and cash equivalents at beginning of period          7,640         6,592
                                                        -------       -------

Cash and cash equivalents at end of period              $ 6,000       $ 5,842
                                                        =======       =======



SUPPLEMENTAL DISCLOSURES
     Cash paid for interest                             $ 1,916       $ 2,891
     Cash paid for income taxes                              10            --



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

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Corporation at March 31, 2002, and results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances. The Annual Report for the Corporation for the year ended December 31, 2001 contains consolidated financial statements and related notes, which should be read in conjunction with the accompanying consolidated financial statements.

USE OF ESTIMATES: To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The collectibility of loans, fair values of financial instruments, and status of contingencies are particularly subject to change.

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

NEW ACCOUNTING PRONOUNCEMENTS: New accounting guidance requires all business combinations to be recorded using the purchase method of accounting for any transaction initiated after June 30, 2001. Under the purchase method, all identifiable tangible and intangible assets and liabilities of the acquired company must be recorded at fair value at date of acquisition, and the excess of cost over fair value of net assets acquired is recorded as goodwill.

Identifiable intangible assets must be separated from goodwill. Identifiable intangible assets with finite useful lives will be amortized under the new standard, whereas goodwill, both amounts previously recorded and future amounts purchased, will cease being amortized starting in 2002. Annual impairment testing will be required for goodwill, with impairment being recorded if the carrying amount of goodwill exceeds its implied fair value. Adoption of this standard on January 1, 2002 did not have a material effect on the Company's financial statements.

--------------------------------------------------------------------------------

                           COMMERCIAL BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A new accounting standard dealing with asset retirement obligations will apply for 2003. The Company does not believe this standard will have a material effect on its financial position or results of operations.

Effective January 1, 2002, the Company adopted a new standard issued by the Financial Accounting Standards Board on impairment and disposal of long-lived assets. The effect of this on the financial position and results of operations of the Company is not expected to be material.

FINANCIAL STATEMENT PRESENTATION: Some items in prior financial statements have been reclassified to conform with the current presentation. During December 2001 a 10% stock dividend was distributed to the then current shareholders. All prior per share amounts have been restated.

NOTE 2 - EARNINGS PER SHARE

Weighted average shares used in determining basic and diluted earnings per share are as follows:

                                                                             2002               2001
                                                                             ----               ----
      Weighted average shares outstanding during the period               1,155,860           1,149,187
      Dilutive effect of exercisable stock options                            4,984               6,184
                                                                          ---------           ---------
      Weighted average shares considering dilutive effect                 1,160,844           1,155,371
                                                                          =========           =========

At March 31, 2002 and 2001 there were 73,826 and 46,334 stock options that were not considered in computing diluted earnings per share because they were anti-dilutive. Market price reductions since early 2001 have left just one set of options within the strike price.

NOTE 3 - LOANS

Loans were as follows:
                                          March 31, 2002   December 31, 2001
                                          --------------   -----------------
                                                   ($ in thousands)
Commercial and other loans                   $ 92,117          $ 89,471
Real estate loans                              36,290            38,423
Construction loans                              1,472             1,694
Home equity loans                               8,596             8,354
Consumer and credit card loans                 55,194            58,341
Consumer finance loans                          2,968             2,654
                                             --------          --------
     Total loans                             $196,637          $198,937
                                             ========          ========

The subsidiary Bank is an authorized seller/servicer for the Federal Home Loan Mortgage Corporation (FHLMC). At March 31, 2002 and December 31, 2001, loans sold to FHLMC for which the Bank has retained servicing totaled $99.2 million and $95.3 million, and real estate loans originated and held for sale totaled $1.3 million and $3.3 million.

--------------------------------------------------------------------------------

                           COMMERCIAL BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 3 - LOANS (CONTINUED)

Activity in the allowance for loan losses for the three months ended March 31 was as follows:

                                                    2002             2001
                                                    ----             ----
                                                      ($ in thousands)
Beginning balance                                  $ 1,743         $ 2,089
Provision for loan losses                              240             250
Loans charged off                                     (184)           (589)
Recoveries of loans previously charged-off              37              32
                                                   -------         -------
     Ending balance                                $ 1,836         $ 1,782
                                                   =======         =======

Impaired loans were as follows:
                                               March 31, 2002 December 31, 2001
                                               -------------- -----------------
                                                       ($ in thousands)
Period-end loans with no allocated allowance       $ 1,293         $   665
Period-end loans with allocated allowance              321             337
                                                   -------         -------
     Total                                         $ 1,614         $ 1,002
                                                   =======         =======
Amount of allowance allocated                      $   150         $   158

Nonperforming loans were as follows:
                                               March 31, 2002 December 31, 2001
                                               -------------- -----------------
                                                      ($ in thousands)
Loans past due over 90 days still on accrual       $    98         $   977
Nonaccrual loans                                     1,470           1,247

The impaired and nonperforming loans have been considered in management's evaluation of the adequacy of the allowance for loan losses. Nonperforming loans includes substantially all impaired loans and smaller balance homogenous loans, such as residential mortgage and consumer loans, that are collectively evaluated for impairment.


NOTE 4 - OTHER COMPREHENSIVE INCOME

Other comprehensive income for the three months ended March 31 was as follows:

                                                                                2002       2001
                                                                               -----       -----
                                                                               ($ in thousands)
Unrealized holding gains (losses) on securities available for sale             $(154)      $ 573
Less: Reclassification adjustment for losses (gains) recognized in income        (14)        (42)
                                                                               -----       -----
     Net unrealized holding gains (losses)                                      (168)        531
Tax effect                                                                        57        (181)
                                                                               -----       -----
     Other comprehensive income (loss)                                         $(111)      $ 350
                                                                               =====       =====


--------------------------------------------------------------------------------

                           COMMERCIAL BANCSHARES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion focuses on the consolidated financial condition of Commercial Bancshares, Inc. at March 31, 2002, compared to December 31, 2001, and the consolidated results of operations for the quarterly period ending March 31, 2002 compared to the same period in 2001. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements and related footnotes.

The registrant is not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on the liquidity, capital resources or operations except as discussed herein. Also, the Corporation is not aware of any current recommendations by regulatory authorities that would have such effect if implemented.

The Corporation is designated a financial holding company by the Federal Reserve Bank of Cleveland. This status enables the Corporation to take advantage of changes in existing law made by the Financial Modernization Act of 1999. As a result of being a financial holding company, the Corporation may be able to engage in an expanded listing of activities determined to be financial in nature. This will help the Corporation remain competitive in the future with other financial service providers in the markets in which the Corporation does business. There are more stringent capital requirements associated with being a financial holding company. The Corporation intends to maintain its categorization as a "well capitalized"bank, as defined by regulatory capital requirements.

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

FINANCIAL CONDITION

Total assets declined by $6,020,000 from $246,070,000 at December 31, 2001 to $240,050,000 at March 31, 2002. The primary reasons for the decrease in total assets was that total loans declined $2,300,000 due largely to payoffs of consumer loans and sales of real estate mortgage loans, partially offset by increases in commercial loans, combined with decreases in cash accounts of $1,640,000 and securities available for sale of $1,194,000.


--------------------------------------------------------------------------------

                           COMMERCIAL BANCSHARES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Total loans decreased $2,300,000 during the first three months of 2002 compared to $10,053,000 during the same period a year ago. While there were $3.3 million of real estate loans awaiting sale at year-end 2001, there are now $1.3 million held for sale at the end of March, 2002. New real estate loan origination continues at a healthy pace, and the Bank is selling available, qualified loans in the secondary market. The commercial loan balances are up $2,646,000 since year end.

Declines were experienced in the Bank's indirect consumer loan portfolios. The Bank's largest indirect loan business is based upon a relationship with a Denver-based organization, where the Bank purchases horse trailer loan accounts on a national basis. In early 2000, Management began limiting new loan originations from this source. Repayments in excess of new originations of loans in this portfolio caused a decline of more than $10 million during 2001, and continues to effect consumer balances that declined an additional $3,147,000 during the first three months of 2002.

Consumer loans generated by the Bank's finance company, Advantage Finance Inc. ("Advantage") increased to $2,968,000 at March 31, 2002 from $2,654,000 at December 31, 2001. These loans are originated through relationships with various vendors whose customers are predominantly outside the Bank's traditional market area. These loans traditionally earn a higher rate of interest than the Bank's standard portfolio of loans, but carry a traditionally higher credit risk as well. Management reviews all loans very closely for changes in payment activity.

Total deposits decreased $3,487,000 during the first quarter of 2002 compared to an increase of $579,000 during the same period a year ago. The declines have been spread fairly evenly in all categories of deposits, with savings and time deposits leading the way with a decline of $1,154,00 followed by a $1,112,000 decrease in time deposits in amounts equal to or greater than $100,000. The Bank is offering reasonable rates to try to maintain this volume, but cannot afford to beat every competitors' top rate in each maturity period. Internal efforts are emphasizing the retention or growth of as many low-cost balances as possible, in order to increase our interest margin, yet remain competitive. The Bank is still experiencing the rollover of certificates of deposit placed during 2000 at rates above then-current rates which are still paying that high rate in today's low-rate environment. At March 31, that still represents about $30 million of deposits that will reprice to today's rates through early June. Once that period is over, we will have relieved the pressure on interest margin that has been depressing earnings for the last few quarters. The important job the Bank faces is maintaining those balances, or finding appropriate replacements for them if current customers bulk at the new market rates.

Borrowed funds have been reduced since year end. Federal Home Loan Bank term advances have been trimmed by $4,000,000 and federal funds borrowed have been increased by $1,720,000, with current rates running less than 2%. The Federal Reserve Bank has maintained low discount rates and federal funds target rates, especially since the events of September 11, 2001. The interest rates on all deposits have remained extremely low, and many deposit customers are shopping for the "best" rates available, especially those on fixed incomes. Evidence suggests that these customers are extending their deposit terms in order to maximize the current rate, a move that management does not feel it should recommend to its customers.

--------------------------------------------------------------------------------

                           COMMERCIAL BANCSHARES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Total shareholders' equity decreased $62,000 during the first three months of 2002 compared to an increase of $645,000 a year ago. Equity increased by first quarter net income of $253,000. The increase was offset by a decrease of $111,000 in the fair value of securities available for sale, net of tax, and the payment of $220,000 in dividends. Shareholders' equity to total assets was 7.98% at March 31, 2002 compared to 7.81% at December 31, 2001, an increase of 2.18%.


RESULTS OF OPERATIONS

Net income for the three months ended March 31, 2002 was $253,000 compared to $493,000 during the same period in 2001. Diluted earnings per share decreased to $.22 for the quarter ended March 31, 2002 from $.43 for the same period in 2001. Discussed below are the major factors that have influenced these operating results. Per share data for prior periods is adjusted for the 10% stock dividend executed in December 2001.

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

Interest income for the first quarter of 2002 was $4,110,000 compared to $5,117,000 during the same period in 2001, a decrease of $1,007,000. The decrease was principally due to interest and fees on loans being $879,000 less in 2002 than in 2001. The level of average loans decreased $14,868,000, to $197,024,000 in 2002 from $211,892,000 in 2001. A generally declining interest rate environment during 2001 has contributed to decreased yields on all financial instruments. As a net result, the tax-equivalent yield on interest-earning assets decreased to 7.47% during the first quarter of 2002 from 8.50% during the same period in 2001.


--------------------------------------------------------------------------------

                           COMMERCIAL BANCSHARES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

The following table provides an analysis of the average balances, yields and rates on interest-earning assets and interest-bearing liabilities.

                                                                Three Months Ended March 31,
                                             -------------------------------------------------------------------
                                                            2002                               2001
                                             --------------------------------    -------------------------------
                                               Average                Average     Average                Average
                                               balance    Interest  yield/rate    balance    Interest  yield/rate
                                               -------    --------  ----------    -------    --------  ----------
                                                                      ($ in thousands)

Securities(1)                               $    30,290   $    412      5.52%   $   33,416   $    553      6.65%
Loans(2)                                        197,024      3,776      7.77       211,892      4,655      8.79
                                            -----------   --------              ----------   --------
     Total interest-earning assets              227,314      4,188      7.47       245,308      5,208      8.50
Other assets                                     15,241                             14,750
                                            -----------                         ----------
         Total assets                       $   242,555                         $  260,058
                                            ===========                         ==========

Deposits                                    $   185,796      1,718      3.75%   $  202,311      2,572      5.09%
Borrowed funds                                   17,559        160      3.70        20,664        271      5.24
                                            -----------   --------              ----------   --------
     Total interest-bearing liabilities         203,355      1,878      3.75       222,975      2,843      5.10
Noninterest-bearing demand deposits              18,089                             16,469
Other liabilities                                 1,626                              1,413
Shareholder's equity                             19,485                             19,201
                                            -----------                         ----------
         Total liabilities and
         shareholders' equity               $   242,555                         $  260,058
                                            ===========                         ==========

Net interest income                                       $  2,310                           $  2,365
                                                          ========                           ========

Interest rate spread                                                    3.72%                              3.40%
Net interest margin (3)                                                 4.12%                              3.86%

--------------------------------------------------------------------------------
(1) Securities includes federal funds sold for purposes of this yield table. Average yields on taxable securities have been computed based on amortized cost. Income on tax exempt securities has been computed on a fully-taxable equivalent basis using a 34% tax rate. The amount of such adjustments was $78,000 and $91,000 for 2002 and 2001.
(2) Average balance is net of deferred loan fees and loan discounts. Interest income includes loan fees of $187,000 and $120,000 and deferred dealer reserve expense of $119,000 and $132,000 in 2002 and 2001.
(3)  Net interest income as a percentage of average interest-earning assets.

Interest expense decreased $965,000 to $1,878,000 during the first quarter of 2002 from $2,843,000 during the same period in 2001. The decrease was principally due to the cost of deposits being $854,000 less in 2002 than in 2001. The average balance of interest-bearing deposits decreased by $16,515,000, to $185,796,000 in the first quarter of 2002 from $202,311,000 in 2001. The Bank acquired a significant amount of medium-term certificates of deposit immediately prior to the reduction in the general market interest rates, which began late in 2000 and continued throughout 2001. The certificates of deposit are now beginning to mature in a lower rate environment. As a result, the cost of deposits


--------------------------------------------------------------------------------

                           COMMERCIAL BANCSHARES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

was 3.75% in 2002, compared to 5.09% in 2001 as these deposit mature and are rolled over at current rates. The reduction in deposit rates is still less than we would like because the high-cost deposits do not roll off in total until the second quarter of 2002. The cost of borrowed funds declined to 3.70% during the first quarter in 2002 from 5.24% during the same period in 2001. The Bank decreased its relative use of Federal Home Loan Bank advances as the reduction in average earning assets was greater than the reduction in average deposits, both interest-bearing and non-interest bearing. The average balance of borrowed funds decreased to $17,559,000 in 2002 from $20,664,000 in 2001. As a result of declines in rates and balances, interest expense on borrowed funds was $111,000 less in the first quarter of 2002 compared to 2001.

Net interest income before provision for loan losses was $42,000 less in the first quarter of 2002 than in the same period in 2001. This is a reduction of only 1.85%, on 7.34% less average total earning assets.

The provision for loan losses decreased to $240,000 in the first quarter 2002 compared to $250,000 for the same period in 2001. The provision for loan losses was consistent with the amount provided in the first quarter of 2001, which reflected management's ongoing review of its loan portfolio and the current losses at March 31, 2002. Charge-offs were significantly less than those experienced in 2001. The 2001 charge-offs related to problem loans that had been primarily identified in the fourth quarter of 2000 and were charged off in early 2001. Nonperforming loans increased largely due to a more aggressive policy to rely solely upon the primary source of collateral on loans such as the earnings from business operations, rather than relying on amounts provided by sale of foreclosed collateral. Nonaccrual loans grew to $1,470,000 at March 31, 2002 compared to $1,247,000 at year end 2001. However, loans 90 days late but still accruing interest were reduced to $98,000 as of March 31, 2002 compared to $977,000 at year end. The year end number included almost $600,000 of matured loans that were awaiting the signing of new terms either from the bank or a competitor. Management determines the adequacy of the allowance for loan losses through its analysis of specific problem loans and historical charge-off experience in addition to its evaluation of local and national economic conditions. The Bank believes that the current allowance balance is sufficient to cover identified losses in the loan portfolio.

Total noninterest income was $226,000 less for the first quarter of 2002 compared to the same period in 2001 due principally to reduced gains on the sale of loans, which amounted to $150,000 in 2002 compared to $440,000 in 2001. This decrease was the result of both a reduction in cash income generated by the sale of loans in the secondary market at amounts $104,000 less than last year, as well as $186,000 less in non-cash income on intangible assets recognized on the retained servicing rights associated with those sold loans. Service fees and overdraft charges increased $41,000 as non-interest bearing demand deposits grew $1,620,000. Gains on the sale of other assets were $39,000 higher during the first quarter of 2002 than in 2001 when the Bank lost $12,000 on the sale of repossessed assets.

Total noninterest expense increased $106,000 to $2,309,000 for the first three months of 2002 compared to $2,203,000 for the same period in 2001. The most significant increases were $31,000 in higher amortization of the mortgage servicing rights, $24,000 for professional fees, and generally higher

--------------------------------------------------------------------------------

                           COMMERCIAL BANCSHARES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

expenses to staff the Westerville and WalMart offices opened during the second quarter of 2001, and now in full use.

LIQUIDITY AND CAPITAL RESOURCES

The Corporation's liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities, which are summarized in the Condensed Consolidated Statement of Cash Flows. Cash and cash equivalents amounted to $6,000,000 at March 31, 2002 compared to $7,640,000 at December 31, 2001.

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

At March 31, 2002, the Bank's leverage ratio was 7.93% and the risk-based capital ratio was 11.57%, both of which exceeded the minimum regulatory requirements to be considered well-capitalized. Likewise, the Corporation's leverage and risk-based capital ratios, 7.96% and 11.60% at March 31, 2002, exceeded well-capitalized levels.

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

Interest rate risk is managed regularly through the Corporation's Asset/Liability Management Committee (ALCO). The two primary methods to monitor and manage interest rate risk are rate-sensitivity gap analysis and review of the effects of various interest rate shock scenarios. Based upon ALCO's review, there has been no significant change in the interest rate risk of the Corporation since year-end 2001. (See Quantitative and Qualitative Disclosures about Market Risk contained in the Annual Report to Shareholders for the year ended December 31, 2001.)


--------------------------------------------------------------------------------

                           COMMERCIAL BANCSHARES, INC.

                                    FORM 10-Q
                          Quarter ended March 31, 2002
                           PART II - OTHER INFORMATION

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

               (b) No Report on Form 8-K has been filed during the quarter ended March 31, 2002


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


                                   COMMERCIAL BANCSHARES, INC.
                                   --------------------------------------------
                                   (Registrant)




Date:        05/15/2002            /s/Raymond E. Graves
       -------------------------   --------------------------------------------
                                   (Signature)
                                   Raymond E. Graves
                                   President and Chief Executive Officer




Date:        05/15/2002            /s/ John C. Haller
       -------------------------   --------------------------------------------
                                   (Signature)
                                   John C. Haller
                                   Vice President and Chief Financial Officer