Form 10-Q
period 2002-06-30
COMMERCIAL BANCSHARES INC \OH\
filed 2002-08-14
CIK 1009976

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


 (Mark One)

    [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For Quarterly Period ended JUNE 30, 2002

    [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to ____________.

                         Commission File Number 0-27894
                                                -------

                           COMMERCIAL BANCSHARES, INC.
      --------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                Ohio                               34-1787239
--------------------------------               ------------------
 (State or other jurisdiction                    (IRS Employer
of incorporation or organization)              Identification No.)



              118 South Sandusky Street, Upper Sandusky, Ohio 43351
              -----------------------------------------------------
                    (Address of principal executive offices)

                                 (419) 294-5781
                         -------------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     Yes  [X]          No  [ ]


As of July 22, 2002, the latest practicable date, 1,155,983 shares of the issuer's common shares, no par value, were issued and outstanding.

                           COMMERCIAL BANCSHARES, INC.

                                      INDEX





                                                                                                   Page
                                                                                                   ----


PART I - FINANCIAL INFORMATION

  Item 1.     Financial Statements


              Consolidated Balance Sheets.....................................................      3

              Consolidated Statements of Income ..............................................      4

              Condensed Consolidated Statements of Changes in Shareholders' Equity............      5

              Condensed Consolidated Statements of Cash Flows ................................      6

              Notes to Consolidated Financial Statements .....................................      7

  Item 2.     Management's Discussion and Analysis of
                Financial Condition and Results of Operations.................................     10

  Item 3.     Quantitative and Qualitative Disclosures about Market Risk......................     15


Part II - Other Information

  Item 1.     Legal Proceedings...............................................................     16

  Item 2.     Changes in Securities and Use of Proceeds.......................................     16

  Item 3.     Defaults Upon Senior Securities.................................................     16

  Item 4.     Submission of Matters to a Vote of Security Holders.............................     16

  Item 5.     Other Information...............................................................     16

  Item 6.     Exhibits and Reports on Form 8-K................................................     16


SIGNATURES ...................................................................................     17


EXHIBIT A: CEO Certification .................................................................     18

           CFO Certification .................................................................     19




--------------------------------------------------------------------------------

                           COMMERCIAL BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

--------------------------------------------------------------------------------



                                                                             June 30,                December 31,
                                                                               2002                     2001
                                                                         ---------------           ---------------
                                                                                      ($ in thousands)
ASSETS
Cash and due from banks                                                    $       6,683            $       7,640
Federal funds sold                                                                  --                       --
                                                                           -------------            -------------
     Cash and cash equivalents                                                     6,683                    7,640
Securities available for sale                                                     28,180                   29,788
Total loans                                                                      194,202                  198,937
Allowance for loan losses                                                         (1,865)                  (1,743)
                                                                           -------------            -------------
     Loans, net                                                                  192,337                  197,194
Premises and equipment, net                                                        6,153                    6,354
Accrued interest receivable                                                        1,157                    1,260
Other assets                                                                       3,150                    3,834
                                                                           -------------            -------------

         Total assets                                                      $     237,660            $     246,070
                                                                           =============            =============

LIABILITIES
Deposits
     Noninterest-bearing demand                                            $      17,903            $      19,016
     Interest-bearing demand                                                      58,091                   57,417
     Savings and time deposits                                                    98,139                  110,319
     Time deposits $100,000 and greater                                           13,433                   18,469
                                                                           -------------            -------------
         Total deposits                                                          187,566                  205,221
FHLB advances                                                                     27,550                   19,300
Other borrowed funds                                                               1,650                      940
Accrued interest payable                                                             263                      446
Other liabilities                                                                    929                      944
                                                                           -------------            -------------
         Total liabilities                                                       217,958                  226,851
                                                                           -------------            -------------

SHAREHOLDERS' EQUITY
Common stock, no par value; 4,000,000 shares authorized,
     1,155,983 and 1,155,294 shares issued in 2002 and 2001                       10,510                   10,446
Retained earnings                                                                  9,495                    9,178
Deferred compensation plan shares, at cost,
     10,282 and 8,286 shares in 2002 and 2001                                       (253)                    (205)
Accumulated other comprehensive income                                               (50)                    (200)
                                                                           -------------            -------------
         Total shareholders' equity                                               19,702                   19,219
                                                                           -------------            -------------

         Total liabilities and shareholders' equity                        $     237,660            $     246,070
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

                          COMMERCIAL BANCSHARES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

--------------------------------------------------------------------------------
(Amounts in thousands, except per share data)

                                                              Three Months Ended                    Six Months Ended
                                                                    June 30,                             June 30,
                                                         -----------------------------       -------------------------------
                                                            2002               2001                2002               2001
                                                         -----------       -----------       ------------      -------------
INTEREST INCOME
     Interest and fees on loans                              $  3,741        $  4,475              $  7,517        $  9,131
     Interest on securities:
         Taxable                                                  179             255                   335             534
         Nontaxable                                               172             184                   348             362
     Other interest income                                          1               2                     3               7
                                                      ---------------  --------------        -------------- ---------------
              Total interest income                             4,093           4,916                 8,203          10,034
                                                      ---------------  --------------        -------------- ---------------
INTEREST EXPENSE
     Interest on deposits                                       1,288           2,421                 3,006           4,993
     Interest on borrowings                                       208             255                   368             526
                                                      ---------------  --------------        -------------- ---------------
              Total interest expense                            1,496           2,676                 3,374           5,519
                                                      ---------------  --------------        -------------- ---------------

NET INTEREST INCOME                                             2,597           2,240                 4,829           4,515

Provision for loan losses                                         260             350                   500             600
                                                      ---------------  --------------        -------------- ---------------
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                                       2,337           1,890                 4,329           3,915
                                                      ---------------  --------------        -------------- ---------------

OTHER INCOME
     Service fees and overdraft charges                           371             323                   693             604
     Gains on sale of securities, net                              43              24                    57              66
     Gains on sale of loans, net                                  174              75                   324             516
     Gains/(losses) on sale of foreclosed assets                   18             (10)                   45             (23)
     Other income                                                  81              97                   186             189
                                                      ---------------  --------------        -------------- ---------------
              Total other income                                  687             509                 1,305           1,352
                                                      ---------------  --------------        -------------- ---------------

OTHER EXPENSE
     Salaries and employee benefits                             1,090           1,052                 2,201           2,154
     Occupancy, furniture and equipment                           248             282                   490             572
     State taxes                                                   91              85                   183             170
     Data processing                                              164             158                   329             308
     FDIC deposit insurance                                        18              19                    36              42
     Professional fees                                             86              69                   158             117
     Amortization of intangibles                                   76              76                   178             147
     Other operating expense                                      569             547                 1,076             980
                                                      ---------------  --------------        -------------- ---------------
              Total other expense                               2,342           2,288                 4,651           4,490
                                                      ---------------  --------------        -------------- ---------------

Income before federal income taxes                                682             111                   983             777
Income tax expense/(benefit)                                      179             (18)                  227             154
                                                      --------------- ---------------        -------------- ---------------

Net income                                                   $    503        $    129              $    756        $    623
                                                      ===============  ==============        ============== ===============

Basic earnings per common share                              $    .44        $    .11              $    .65        $    .54
                                                             ========        ========                ======        ========
Diluted earnings per common share                            $    .43        $    .11              $    .65        $    .54
                                                             ========        ========                ======        ========



--------------------------------------------------------------------------------

               See notes to the consolidated financial statements.

                          COMMERCIAL BANCSHARES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                            IN SHAREHOLDERS' EQUITY
                                  (Unaudited)

--------------------------------------------------------------------------------
(Amounts in thousands, except per share data)

                                                                                         Three Months Ended
                                                                                              June 30,
                                                                                   --------------------------------
                                                                                       2002                2001
                                                                                   ------------        ------------

Balance at beginning of period                                                     $      19,157       $      19,234

Comprehensive income:
     Net income                                                                              503                 129
     Change in net unrealized gain (loss) on securities
       available for sale, net of reclassification and tax effects                           261                (181)
                                                                                   -------------       -------------
         Total comprehensive income                                                          764                 (52)

Dividends paid ($.19 and $.17 per share in 2002 and 2001)                                   (219)               (200)
                                                                                   -------------       -------------

Balance at end of period                                                           $      19,702       $      18,982
                                                                                   =============       =============


                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                   --------------------------------
                                                                                       2002                2001
                                                                                   ------------        ------------

Balance at beginning of period                                                    $      19,219        $      18,589

Comprehensive income:
     Net income                                                                             756                  623
     Change in net unrealized gain (loss) on securities
       available for sale, net of reclassification and tax effects                          150                  169
                                                                                  -------------        -------------
         Total comprehensive income                                                         906                  792

Shares issued                                                                                16                 --
Dividends paid ($.38 and $.34 per share in 2002 and 2001)                                  (439)                (399)
                                                                                  -------------        -------------

Balance at end of period                                                          $      19,702        $      18,982
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

                           COMMERCIAL BANCSHARES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                                             Six Months Ended
                                                                                                  June 30,
                                                                                  -------------------------------------
                                                                                       2002                   2001
                                                                                  --------------        ---------------
                                                                                          ($ in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                   $         756            $         623
     Adjustments                                                                         (1,892)                   1,561
                                                                                  -------------            -------------
         Net cash from operating activities                                              (1,136)                   2,184

CASH FLOWS FROM INVESTING ACTIVITIES
     Securities available for sale
         Purchases                                                                       (9,047)                  (8,340)
         Maturities and repayments                                                        1,727                      639
         Sales                                                                            9,088                    7,018
     Net change in loans                                                                  7,364                    7,285
     Proceeds from sale of foreclosed/repossessed assets                                    229                      167
     Sale of land owned by the Bank                                                          37                     --
     Bank premises and equipment expenditures                                              (101)                    (302)
                                                                                  -------------            -------------
           Net cash from investing activities                                             9,297                    6,467
                                                                                  -------------            -------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                                             (17,655)                 (10,013)
     Net change in borrowings from FHLB                                                   8,250                    2,000
     Net change in federal funds purchased                                                  710                     --
     Net change in corporate  line of credit                                               --                       (500)
     Common shares issued                                                                    16                     --
     Cash dividends paid                                                                   (439)                    (399)
                                                                                  -------------            -------------
           Net cash from financing activities                                            (9,118)                  (8,912)
                                                                                  -------------            -------------

Net change in cash and cash equivalents                                                    (957)                    (261)

Cash and cash equivalents at beginning of period                                          7,640                    6,592
                                                                                  -------------            -------------

Cash and cash equivalents at end of period                                        $       6,683            $       6,331
                                                                                  =============            =============



SUPPLEMENTAL DISCLOSURES
     Cash paid for interest                                                       $       3,557            $       5,628
     Cash paid for income taxes                                                             219                      175
     Non-cash transfer of loans to foreclosed/repossessed assets                            332                      220




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

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Corporation at June 30, 2002, and results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances. The Annual Report for the Corporation for the year ended December 31, 2001, contains consolidated financial statements and related notes, which should be read in conjunction with the accompanying consolidated financial statements.

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

Identifiable intangible assets must be separated from goodwill. Identifiable intangible assets with finite useful lives will be amortized under the new standard, whereas goodwill, both amounts previously recorded and future amounts purchased, will cease being amortized starting in 2002. Annual impairment testing will be required for goodwill, with impairment being recorded if the carrying amount of goodwill exceeds its implied fair value. Adoption of this standard on January 1, 2002 did not have a material effect on the Corporation's financial statements.

A new accounting standard dealing with asset retirement obligations will apply for 2003. The Corporation does not believe this standard will have a material effect on its financial position or results of operations.

Effective January 1, 2002, the Corporation adopted a new standard issued by the Financial Accounting Standards Board on impairment and disposal of long-lived assets. The effect of this on the financial position and results of operations of the Corporation is not expected to be material.


--------------------------------------------------------------------------------

                           COMMERCIAL BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

FINANCIAL STATEMENT PRESENTATION: Some items in prior financial statements have been reclassified to conform to the current presentation.

STOCK DIVIDEND: During December 2001, a 10% stock dividend was distributed to the then current shareholders. All prior per share amounts have been restated.

NOTE 2 - EARNINGS PER SHARE

Weighted average shares (adjusted for the stock dividend) used in determining basic and diluted earnings per share are as follows:

                                                                          2002                     2001
                                                                          ----                     ----
Weighted average shares outstanding during the period                   1,155,873                1,155,295
Dilutive effect of exercisable stock options                                5,029                    5,030
                                                                    -------------            -------------
Weighted average shares considering dilutive effect                     1,160,902                1,160,325
                                                                    =============            =============

At June 30, 2002 and 2001 there were 73,826 and 79,334 stock options that were not considered in computing diluted earnings per share because they were anti-dilutive.

NOTE 3 - LOANS

Loans were as follows:

                                                                   June 30, 2002          December 31, 2001
                                                                   -------------          -----------------
                                                                               ($ in thousands)
Commercial and other loans                                          $      98,846            $      89,471
Real estate loans                                                          26,918                   38,423
Construction loans                                                            558                    1,694
Home equity loans                                                           9,156                    8,354
Consumer and credit card loans                                             52,216                   58,341
Consumer finance loans                                                      6,508                    2,654
                                                                    -------------            -------------
     Total loans                                                    $     194,202            $     198,937
                                                                    =============            =============

The subsidiary Bank is an authorized seller/servicer for the Federal Home Loan Mortgage Corporation (FHLMC). At June 30, 2002 and December 31, 2001, loans sold to FHLMC for which the Bank has retained servicing totaled $106,652,000 and $95,269,000, and real estate loans originated and held for sale totaled $655,000 and $3,329,000.

Activity in the allowance for loan losses for the three months ended June 30 was as follows:

                                                                          2002                    2001
                                                                          ----                    ----
                                                                                ($ in thousands)
Beginning balance                                                   $       1,836            $       1,782
Provision for loan loss                                                       260                      350
Loans charged off                                                            (277)                    (331)
Recoveries of loans previously charged-off                                     46                      259
                                                                    -------------            -------------
     Ending balance                                                 $       1,865            $       2,060
                                                                    =============            =============

Activity in the allowance for loan losses for the six months ended June 30 was as follows:

                                                                          2002                    2001
                                                                          ----                    ----
                                                                                ($ in thousands)
Beginning balance                                                   $       1,743            $       2,089
Provision for loan loss                                                       500                      600
Loans charged off                                                            (461)                    (920)
Recoveries of loans previously charged-off                                     83                      291
                                                                    -------------            -------------
     Ending balance                                                 $       1,865            $       2,060
                                                                    =============            =============


--------------------------------------------------------------------------------

                           COMMERCIAL BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Impaired loans were as follows:

                                                                    June 30, 2002         December 31,2001
                                                                    -------------         ----------------
                                                                                ($ in thousands)
Period-end loans with no allocated allowance                        $         826            $         665
Period-end loans with allocated allowance                                     227                      337
                                                                    -------------            -------------
     Total                                                          $       1,053            $       1,002
                                                                    =============            =============
Amount of allowance for loan loss allocated                         $         148            $         158


Nonperforming loans were as follows:

                                                                    June 30, 2002         December 31,2001
                                                                    -------------         ----------------
                                                                                ($ in thousands)
Loans past due over 90 days still on accrual                        $          70            $         977
Nonaccrual loans                                                              959                    1,247

The impaired and nonperforming loans have been considered in management's evaluation of the adequacy of the allowance for loan losses. Nonperforming loans includes substantially all impaired loans and smaller balance homogenous loans, such as residential mortgage and consumer loans, that are collectively evaluated for impairment.


NOTE 4 - OTHER COMPREHENSIVE INCOME

Other comprehensive income for the three months ended June 30 was as follows:

                                                                                      2002                     2001
                                                                                      ----                     ----
                                                                                              ($ in thousands)
Unrealized holding gains (losses) on securities available for sale                $         438                     (250)
Less: Reclassification adjustment for losses (gains) recognized in income                   (43)                     (24)
                                                                                  -------------            -------------
     Net unrealized holding gains (losses)                                                  395                     (274)
Tax effect                                                                                 (134)                      93
                                                                                  -------------            -------------
     Other comprehensive income                                                   $         261            $        (181)
                                                                                  =============            =============

Other comprehensive income for the six months ended June 30 was as follows:

                                                                                      2002                       2001
                                                                                      ----                       ----
                                                                                            ($ in thousands)
Unrealized holding gains (losses) on securities available for sale                $         284            $         322
Less: Reclassification adjustment for losses (gains) recognized in income                   (57)                     (66)
                                                                                  -------------            -------------
     Net unrealized holding gains (losses)                                                  227                      256
Tax effect                                                                                   77                       87
                                                                                  -------------            -------------
     Other comprehensive income                                                   $         150            $         169
                                                                                  =============            =============





--------------------------------------------------------------------------------

                           COMMERCIAL BANCSHARES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion focuses on the consolidated financial condition of Commercial Bancshares, Inc. at June 30, 2002, compared to December 31, 2001, and the consolidated results of operations for the quarterly and year-to-date periods ending June 30, 2002 compared to the same periods in 2001. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements and related footnotes.

The registrant is not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on the liquidity, capital resources or operations except as discussed herein. Also, the Corporation is not aware of any current recommendations by regulatory authorities that would have such effect if implemented.

The Corporation is designated as a financial holding company by the Federal Reserve Bank of Cleveland. This status enables the Corporation to take advantage of changes in existing law made by the Financial Modernization Act of 1999. As a result of being a financial holding company, the Corporation may be able to engage in an expanded listing of activities determined to be financial in nature. This will help the Corporation remain competitive in the future with other financial service providers in the markets in which the Corporation does business. There are more stringent capital requirements associated with being a financial holding company. The Corporation intends to maintain its categorization as a "well capitalized" bank, as defined by regulatory capital requirements.

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

FINANCIAL CONDITION

Total assets declined by $8,410,000 from $246,070,000 at December 31, 2001 to $237,660,000 at June 30, 2002. The primary reasons for the decrease in total assets were that total loans declined $4,735,000 due largely to sales of real estate loans in the secondary market and pay downs on consumer and credit card loans, partially offset by increases in commercial loans, consumer finance loans and home equity loans. Partial principal payments and sales of securities led to an additional decline of $1,608,000, with a reduction of $957,000 in cash and cash equivalents.

Total loans decreased $4,735,000 during the first six months of 2002 compared to a decline of $7,505,000 during the same period a year ago. While there were $3,329,000 of real estate loans held for sale at year-end 2001, there are now $655,000 held for sale at the end of June 2002. During the second quarter, the Bank entered into an agreement with Countrywide, Incorporated, a national mortgage loan origination firm wherein the Bank will become a sales associate for Countrywide and be paid commissions for real estate loans originated in the local markets it serves. These loans will belong to Countrywide. The Bank will continue to issue non-conforming and special real estate loans in order to serve the needs of the community and generate long-term income to the Corporation, as well as maintain our association with the FHLMC. However, total real estate loans will likely reduce in relative size to total assets in future periods.


--------------------------------------------------------------------------------

                                                                             10.

                           COMMERCIAL BANCSHARES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Declines continue in the Bank's indirect consumer loan portfolios. The Bank's largest indirect loan business was based upon a relationship with a Denver-based organization, where the Bank purchased horse trailer loan accounts on a national basis. In 2001, management shut off new loan originations from this source. Repayments of loans in this portfolio caused a decline of $11,260,000 during 2002, and this continues to effect consumer balances that declined a net of $6,125,000 during the first six months of 2002, compared to a net decline of $4,137,000 during 2001.

Consumer loans generated by Advantage increased $3,854,000 to $6,508,000 at June 30, 2002 from $2,654,000 at December 31, 2001. These loans are originated through relationships with various vendors whose customers are predominantly outside the Bank's traditional market area. These loans earn a higher rate of interest than the Bank's standard portfolio of loans, but carry a higher credit risk as well. Management reviews all loans very closely for changes in payment activity.

Commercial loans have grown $9,375,000 since year-end 2001, as have home equity loans, which have grown $802,000 over the first six months of 2002. It should be noted that the majority of these loans are tied to the prime rate, which has now been at its historic low point for more than a half year. This continues to put pressure on our net interest margin.

Total deposits decreased $17,655,000 during the first six months of 2002 compared to a decrease of $10,013,000 during the same period last year. The declines have occurred mostly in savings and consumer time deposits, which declined $12,180,000, followed by a $5,036,000 decrease in time deposits in amounts equal to or greater than $100,000. The second quarter saw the final roll-off of a large amount of time deposits that had been placed on the Bank's books 21 to 28 months ago at rates that were substantially above the then-current market rates. National rates fell throughout 2001, and continued at low levels throughout the first six months of 2002. The Bank has experienced great pressure on our net interest margin because of those deposits. Substantially all of those deposits have now either repriced at current market rates, or left the institution in search of higher rates of return. While the decreased balances represent about one third of the possible roll-off, the cash flow out coincided with the declines in our loan portfolio, and management was able to maintain liquidity and funding by utilizing alternative sources of funds, primarily borrowings from the FHLB. Overall funding rates are now poised to have a favorable impact on our net interest margin. As an example, the $88.7 million portfolio of certificates of deposits had an average cost of funds of 5.28% during the month of January, 2002. In June, the portfolio had shrunk to $72.8 million, but had an average cost of funds for the month of 3.66%. The July numbers have continued to improve to an average cost of 3.59% on a portfolio of $75.3 million. Combined with the expanded use of overnight, borrowed funds, the cost of interest bearing funds has steadily improved as overnight rates have been relatively constant throughout the entire year at or below a cost of 2%.

Borrowed funds have increased $8,960,000 since year end. Federal Home Loan Bank short-term advances have grown $8,250,000 and federal funds borrowed have increased by $710,000, with current overnight rates running less than 2%. The Federal Reserve Bank has maintained low discount rates and federal funds target rates.

Total shareholders' equity increased $483,000 during the first six months of 2002 compared to an increase of $393,000 a year ago. Common stock issued, which includes the shares held in trust for certain directors' deferred compensation plans of the Corporation, increased $16,000 since December 31, 2001. There were no shares to be bought in the open market, so the Corporation issued new shares to cover the Fourth Quarter 2001 amount of the deferred compensation plan. Six month net income of $756,000 in 2002 was higher due to higher net interest income and a lower provision for loan losses. The dividend payout was $40,000 higher than the previous six month period last year, reflecting the increased number of shares issued in December 2001 as a 10% stock dividend, and the maintenance of the $.19 per share dividend rate. Shareholders' equity to total assets was 8.29% at June 30, 2002 compared to 7.81% at December 31, 2001, an increase of 6%.


--------------------------------------------------------------------------------

                           COMMERCIAL BANCSHARES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
RESULTS OF OPERATIONS

Net income for the three months ended June 30, 2002 was $503,000 compared to $129,000 during the same period in 2001. Earnings for the six-month period ending June 30, 2002 were $756,000 compared to $623,000 in 2001. Diluted earnings per share increased to $.43 from $.11 for the quarters ended June 30, and to $.65 from $.54 for the six-month periods in the respective years. Discussed below are the major factors that have influenced these operating results.

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

Fully-taxable equivalent interest income for the three month period ending June 30, 2002 was $4,171,000 compared to $4,978,000 during the same period in 2001, a decrease of $807,000. This decrease was principally due to interest and fees on loans being $746,000 less in 2002 than in 2001, while interest on securities declined $89,000. The level of average loans decreased $12,670,000, to $194,129,000 in 2002 from $206,799,000 in 2001, while security balances fell $1,822,000 to $31,389,000 in 2002 from $33,211,000 in 2001. A generally declining interest rate environment during all of 2001, and a flat environment throughout all of 2002 has contributed to decreased yields on loans and securities. The tax-equivalent yield on interest-earning assets decreased to 7.42% during the second quarter of 2002 from 8.65% during the same period in 2001.

Fully-taxable equivalent interest income for the six months of 2002 was $8,360,000 compared to $10,193,000 during the same period in 2001, a decrease of $1,833,000. This decrease was principally due to interest and fees on loans being $1,614,000 less in 2002 than in 2001, while interest on securities declined $219,000. The level of average loans decreased $13,637,000, to $194,670,000 in 2002 from $208,307,000 in 2001, while security balances fell $2,470,000 to $30,843,000 in 2002 from $33,313,000 in 2001. The tax-equivalent yield on interest-earning assets decreased to 7.48% during the first six months of 2002 from 8.44% during the same period in 2001.

Interest expense decreased $1,181,000 to $1,496,000 during the second quarter of 2002 from $2,676,000 during the same period in 2001. The decrease was principally due to the cost of deposits being $1,133,000 less in 2002 than in 2001. The quarterly average balance of interest bearing deposits decreased by $21,794,000, to $175,777,000 in 2002 from $197,571,000 in 2001. The runoff of high-rate time deposits has greatly reduced the Corporation's interest expense, and should be even more favorably impacted now that all of those deposits have either repriced or left the Bank. Equivalent rates for the coming months should reflect a much lower average rate. The cost of interest-bearing funds declined to 2.95% during the second quarter in 2002 from 4.88% during the same period in 2001. The Bank increased its use of Federal Home Loan Bank advances as the decrease in average earning assets was less than the decrease in average deposits.

Interest expense decreased $2,145,000 to $3,374,000 during the six months ended June 30, 2002 from $5,519,000 during that period in 2001. The decrease was principally due to the cost of deposits being $1,987,000 less in 2002 than in 2001. The average balance of interest bearing deposits decreased by $19,172,000, to $180,760,000 in the first six months of 2002 from $199,932,000 in 2001. The cost of borrowed funds declined to 3.35% during the six months of 2002 from 5.02% during the same period in 2001.



--------------------------------------------------------------------------------

                           COMMERCIAL BANCSHARES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

The following table provides an analysis of the average balances, yields and rates on interest-earning assets and interest-bearing liabilities.

                                                                  Six Months Ended June 30,
                                             -------------------------------------------------------------------
                                                            2002                               2001
                                             --------------------------------    -------------------------------
                                               Average                Average     Average                Average
                                               balance    Interest  yield/rate    balance    Interest  yield/rate
                                               -------    --------  ----------    -------    --------  ----------
                                                                      ($ in thousands)

Securities (1)                              $    30,843   $    843      5.51%   $   33,313   $  1,062      6.38%
Loans (2)                                       194,670      7,517      7.79       208,307      9,131      8.77
                                             ----------    -------               ---------   --------
     Total interest-earning assets              225,513      8,360      7.48       241,620     10,193      8.44
Other assets                                     17,134                             17,065
                                             ----------                          ---------
         Total assets                       $   242,647                         $  258,685
                                             ==========                          =========

Deposits - interest bearing                 $   180,760      3,006      3.35%   $  199,932      4,993      4.99%
Borrowed funds                                   22,444        368      3.31        21,580        526      4.87
                                             ----------    -------               ---------   --------
     Total interest-bearing deposits           $203,204      3,374      3.35      $221,512      5,519      4.98
           and borrowings
Noninterest-bearing demand deposits              18,369                             16,459
Other liabilities                                 1,518                              1,558
Shareholder's equity                             19,556                             19,516
                                             ----------                          ---------
         Total liabilities and
         shareholders' equity               $   242,647                         $  258,685
                                             ==========                          =========

Net interest income                                       $  4,986                           $  4,674
                                                          ========                           ========

Interest rate spread                                                    4.13%                              3.46%

Net interest margin (3)                                                 4.46%                              3.87%


--------------------------------------------------------------------------------
(1) Securities include federal funds sold for purposes of this yield table. Average yields on all securities have been computed based on amortized cost. Income on tax exempt securities has been computed on a fully-taxable equivalent basis using a 34% tax rate and the average cost of funds to support the purchases. The adjustment is $157,000 and $150,000 for 2002 and 2001.
(2) Average balance is net of deferred loan fees and loan discounts. Interest income includes loan fees of $362,000 and $160,000 and deferred dealer reserve expense of $245,000 and $313,000 in 2002 and 2001.
(3)  Net interest income as a percentage of average interest-earning assets.







--------------------------------------------------------------------------------

                           COMMERCIAL BANCSHARES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
The provision for loan losses decreased $90,000 to $260,000 for the second quarter 2002 compared to $350,000 during 2001. The provision was $100,000 lower for the six months ended June 30, 2002 at $500,000 compared to $600,000 for the same period in 2001. The lower amounts reflect both the lower amount of net charge-offs in 2002, as well as the lower total loan balances. Net charge-offs were $251,000 lower in 2002 than in 2001. Non-performing and impaired loan balances have held steady during the current year with some improvement in the total balances of loans on nonaccrual, down to $959,000 from $1,247,000 at year end.

Management determines the adequacy of the allowance for loan losses through its analysis of specific problem loans and historical charge-off experience in addition to its evaluation of local and national economic conditions. The Bank believes that the current allowance balance is sufficient to cover probable identified losses in the loan portfolio.

Total noninterest income was $687,000 for the second quarter of 2002 compared to $509,000 for the same period in 2001, an increase of $178,000. Total noninterest income was $1,305,000 for the six months of 2002 compared to $1,352,000 in the prior year, a decrease of $47,000. The second quarter increase is due primarily to $99,000 more in gains from the sale of loans, and a gain of $18,000 from the sale of foreclosed and repossessed assets, while the 2001 sales resulted in losses of $10,000. The decrease in six-month income was primarily due to $192,000 less in gains on the sale of loans, partially offset by higher deposit service fees and $68,000 more in gains on the sale of foreclosed and repossessed assets, where the prior year number was a loss of $23,000. As the Bank phases out loan originations for sale to the FHLMC in favor of the Countrywide program, gains on the sales of loans should decline. The additional usage of the Bank's expanded ATM network gave rise to an increase of $38,000 in fee income, which more than offset the increase in operating expenses for those machines as detailed below.

Total noninterest expense increased $54,000 to $2,342,000 in the three months of the second quarter 2002 compared to $2,288,000 in the same period during 2001. The largest increase came in professional fees for external auditing costs, which rose $22,000 and consulting fees which were $5,000 higher. Six month expenses rose $161,000 to $4,651,000 in 2002 compared to $4,490,000 during the same period in 2001. Data processing expenses for the full six month period rose $21,000 as the expanded number of branches of the Bank and offices of Advantage were in operation for the full six months in 2002, external auditing fees rose $45,000, marketing and advertising expenses rose $49,000, postage rose $11,000, and the cost of the expanded number of ATMs rose $28,000.










--------------------------------------------------------------------------------

                           COMMERCIAL BANCSHARES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

The Corporation's liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities, which are summarized in the Condensed Consolidated Statements of Cash Flows. Cash and cash equivalents amounted to $6,683,000 at June 30, 2002 compared to $7,640,000 at December 31, 2001.

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

At June 30, 2002, the Bank's leverage ratio was 8.05% and the risk-based capital ratio was 11.57%, both of which exceeded the minimum regulatory requirements to be considered well-capitalized. Likewise, the Corporation's leverage and risk-based capital ratios, 8.08% and 11.61% at June 30, 2002, exceeded well-capitalized levels.


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






--------------------------------------------------------------------------------

                           COMMERCIAL BANCSHARES, INC.
                             FORM 10-Q Quarter ended
                          June 30, 2002 PART II - OTHER
                                   INFORMATION

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

Item 4 -       Submission of Matters to a Vote of Security Holders:
               The Annual Meeting of Shareholders (the "Meeting") of the Corporation was held April 10, 2002 at the main office of the Commercial Savings Bank in Upper Sandusky. There were 745,442 shares of the 1,147,009 shares currently outstanding, or 65.0%, represented in person or by proxy at the Meeting. Items of business transacted at the meeting included the re-election of Daniel E. Berg, Loren H. Dillon, Mark Dillon, and William E. Ruse to three-year terms on the Board of Directors, with each term expiring at the Corporation's 2005 Annual Meeting. Of the votes cast, the candidates received the following number and percentages of the 745,442 available. Mr. Berg received 743,460 or 99.7 %. Mr. Loren Dillon received 742,480 or 99.6%. Mr. Mark Dillon received 741,736 or 99.5%. Mr. Ruse received 743,460 or 99.7%. The remaining eight members of the Board of Directors not up for election this year are James A. Deer, Edwin G. Emerson, Hazel Franks, Deborah J. Grafmiller, Raymond E. Graves, Michael
               A. Mastro, Richard Sheaffer, and Douglas C. Smith.

Item 5 -       Other Information:
               The Company entered into a confidential separation agreement (the "Agreement") with James A. Deer on July 15, 2002. Mr. Deer, formerly a Director and Executive Officer of the Company, resigned as Regional President of the Commercial Savings Bank (the "Bank"), a wholly-owned subsidiary of the Company, in June 2002; and as Director of the Company in July, 2002. The fact of Mr. Deer's resignation was reported earlier on the Report on Form 8-K filed by the Company on July 12, 2002.

               The Agreement provides Mr. Deer with a continuation of salary payments from the Company at his current base rate of pay for a period of twenty-four (24) months, and continued participation in the Company's Executive Indexed Salary Continuation Plan. Mr. Deer will also be provided with continued participation in the family group health, disability, and other health and welfare insurance plans made available to Bank employees. In consideration of the above, the Agreement contains a non-competition provision whereby Mr. Deer agrees among other things that he will not enter the employ of another bank or similar financial institution within thirty (30) miles of the Company's corporate office for a period of two years.

Item 6 -       Exhibits and Reports on Form 8-K:

               (a) Exhibit 11, Statement re computation of per share earnings (reference is hereby made to Note 2 to the Consolidated Financial Statements on page 7 hereof)

               (b) Report on Form 8-K has been filed during the quarter ended June 30, 2002 on April 10, 2002 regarding results of the election at the Shareholders' Meeting.

               (c) Report on Form 8-K has been filed on July 12, 2002 regarding the resignation of Mr. Deer.




-------------------------------------------------------------------------------

                          COMMERCIAL BANCSHARES, INC.


                                   SIGNATURES

--------------------------------------------------------------------------------


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 COMMERCIAL BANCSHARES, INC.
                                 ----------------------------------------------
                                 (Registrant)




Date:                            /s/ Raymond E. Graves
       --------------------      ----------------------------------------------
                                 (Signature)
                                 Raymond E. Graves
                                 President and Chief Executive Officer




Date:                            /s/ John C. Haller
       --------------------      ----------------------------------------------
                                 (Signature)
                                 John C. Haller
                                 Vice President and Chief Financial Officer





















--------------------------------------------------------------------------------