Form 10-Q
period 2002-09-30
COMMERCIAL BANCSHARES INC \OH\
filed 2002-11-15
CIK 1009976

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


 (Mark One)

    [X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                            OF THE SECURITIES EXCHANGE ACT OF 1934

                  For Quarterly Period ended SEPTEMBER 30, 2002

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

                                   Yes  X  No
                                       ---    ---

As of October 21, 2002, the latest practicable date, 1,164,233 shares of the issuer's common shares, no par value, were issued and outstanding.

                           COMMERCIAL BANCSHARES, INC.

                                      INDEX





                                                                                                           Page
                                                                                                           ----
PART I - FINANCIAL INFORMATION

  Item 1.     Financial Statements

              Consolidated Balance Sheets.............................................................      3

              Consolidated Statements of Income ......................................................      4

              Condensed Consolidated Statements of Changes in Shareholders' Equity....................      5

              Condensed Consolidated Statements of Cash Flows ........................................      6

              Notes to Consolidated Financial Statements .............................................      7

  Item 2.     Management's Discussion and Analysis of
                Financial Condition and Results of Operations.........................................     11

  Item 3.    Quantitative and Qualitative Disclosures about Market Risk..............................      18

  Item 4.    Controls and Procedures ................................................................      18


Part II - Other Information

  Item 1.     Legal Proceedings.......................................................................     19

  Item 2.     Changes in Securities and Use of Proceeds...............................................     19

  Item 3.     Defaults Upon Senior Securities.........................................................     19

  Item 4.     Submission of Matters to a Vote of Security Holders.....................................     19

  Item 5.     Other Information.......................................................................     19

  Item 6.     Exhibits and Reports on Form 8-K........................................................     19


SIGNATURES ...........................................................................................     20

CERTIFICATIONS : CEO .................................................................................     21

                 CFO ...............................................................................       22

EXHIBIT A: CEO Certification .........................................................................     23

           CFO Certification .........................................................................     24

--------------------------------------------------------------------------------

                           COMMERCIAL BANCSHARES, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                 September 30,   December 31,
                                                                    2002            2001
                                                                 ---------       ---------
                                                                      ($ in thousands)
ASSETS
Cash and due from banks                                          $   7,208       $   7,640
Federal funds sold                                                   3,480            --
                                                                 ---------       ---------
     Cash and cash equivalents                                      10,688           7,640
Securities available for sale                                       36,171          29,788
Total loans                                                        200,914         198,937
Allowance for loan losses                                           (2,004)         (1,743)
                                                                 ---------       ---------
     Loans, net                                                    198,910         197,194
Premises and equipment, net                                          6,071           6,354
Accrued interest receivable                                          1,271           1,260
Other assets                                                         2,841           3,834
                                                                 ---------       ---------

         Total assets                                            $ 255,952       $ 246,070
                                                                 =========       =========

LIABILITIES
Deposits
     Noninterest-bearing demand                                  $  19,166       $  19,016
     Interest-bearing demand                                        63,613          57,417
     Savings and time deposits less than $100,000                   96,992         110,319
     Time deposits $100,000 and greater                             33,114          18,469
                                                                 ---------       ---------
         Total deposits                                            212,885         205,221
FHLB advances                                                       20,800          19,300
Other borrowed funds                                                  --               940
Accrued interest payable                                               297             446
Other liabilities                                                    1,211             944
                                                                 ---------       ---------
         Total liabilities                                         235,193         226,851
                                                                 ---------       ---------

SHAREHOLDERS' EQUITY
Common stock, no par value; 4,000,000 shares authorized,
     1,164,233 and 1,155,294 shares issued in 2002 and 2001         10,669          10,446
Retained earnings                                                    9,870           9,178
Deferred compensation plan shares, at cost,
     10,282 and 8,286 shares in 2002 and 2001                         (268)           (205)
Accumulated other comprehensive income                                 488            (200)
                                                                 ---------       ---------
         Total shareholders' equity                                 20,759          19,219
                                                                 ---------       ---------

         Total liabilities and shareholders' equity              $ 255,952       $ 246,070
                                                                 =========       =========

See notes to the consolidated financial statements.
--------------------------------------------------------------------------------

                           COMMERCIAL BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

-------------------------------------------------------------------------------
(Amounts in thousands, except per share data)

                                                         Three Months Ended            Nine Months Ended
                                                             September 30,               September 30,
                                                      -----------------------      ------------------------
                                                        2002           2001          2002           2001
                                                      --------       --------      --------       --------
INTEREST INCOME
     Interest and fees on loans                       $  3,823       $  4,382      $ 11,340       $ 13,513
     Interest on securities:
         Taxable                                           143            214           478            748
         Nontaxable                                        212            187           560            548
     Other interest income                                   7              3            10             10
                                                      --------       --------      --------       --------
              Total interest income                      4,185          4,786        12,388         14,819
                                                      --------       --------      --------       --------
INTEREST EXPENSE
     Interest on deposits                                1,259          2,110         4,265          7,103
     Interest on borrowings                                192            273           560            799
                                                      --------       --------      --------       --------
              Total interest expense                     1,451          2,383         4,825          7,902
                                                      --------       --------      --------       --------

NET INTEREST INCOME                                      2,734          2,403         7,563          6,917

Provision for loan losses                                  405            230           905            830
                                                      --------       --------      --------       --------
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                                2,329          2,173         6,658          6,087
                                                      --------       --------      --------       --------

OTHER INCOME
     Service fees and overdraft charges                    567            350         1,260            955
     Gains on sale of securities, net                      215            104           272            168
     Gains/(losses) on sale of loans, net                  (33)           263           291            778
     Gains/(losses) on sale of other assets                (24)            --            21            (24)
     Other income                                          123             86           309            275
                                                      --------       --------      --------       --------
              Total other income                           848            803         2,153          2,152
                                                      --------       --------      --------       --------

OTHER EXPENSE
     Salaries and employee benefits                      1,147          1,024         3,348          3,179
     Occupancy, furniture and equipment                    238            277           728            848
     State taxes                                            88             87           272            257
     Data processing                                       171            164           500            472
     FDIC deposit insurance                                 17             19            53             62
     Professional fees                                      80             95           238            211
     Amortization of intangibles                            84             77           262            224
     Other operating expense                               550            518         1,626          1,518
                                                      --------       --------      --------       --------
              Total other expense                        2,375          2,261         7,026          6,747
                                                      --------       --------      --------       --------

Income before federal income taxes                         802            715         1,785          1,492
Income tax expense                                         206            190           433            344
                                                      --------       --------      --------       --------

Net income                                            $    596       $    525      $  1,352       $  1,148
                                                      ========       ========      ========       ========

Basic earnings per common share                       $    .52       $    .50      $   1.17       $   1.09
                                                      ========       ========      ========       ========
Diluted earnings per common share                     $    .51       $    .50      $   1.16       $   1.09
                                                      ========       ========      ========       ========

See notes to the consolidated financial statements.
--------------------------------------------------------------------------------

                           COMMERCIAL BANCSHARES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                                   (Unaudited)

-----------------------------------------------------------------------------
(Amounts in thousands, except per share data)

                                                                            Three Months Ended
                                                                                September 30,
                                                                        ------------------------
                                                                          2002            2001
                                                                        --------       --------
Balance at beginning of period                                          $ 19,702       $ 18,982

Comprehensive income:
     Net income                                                              596            525
     Change in net unrealized gain (loss) on securities
       available for sale, net of reclassification and tax effects           538            240
                                                                        --------       --------
         Total comprehensive income                                        1,134            765

Shares issued                                                                145           --
Dividends paid ($.19 and $.19 per share in 2002 and 2001)                   (222)          (200)
                                                                        --------       --------

Balance at end of period                                                $ 20,759       $ 19,547
                                                                        ========       ========


                                                                            Nine Months Ended
                                                                              September 30,
                                                                        -----------------------
                                                                          2002           2001
                                                                        --------       --------
Balance at beginning of period                                          $ 19,219       $ 18,589

Comprehensive income:
     Net income                                                            1,352          1,148
     Change in net unrealized gain (loss) on securities
       available for sale, net of reclassification and tax effects           688            409
                                                                        --------       --------
         Total comprehensive income                                        2,040          1,557

Shares issued                                                                161           --
Dividends paid ($.57 and $.53 per share in 2002 and 2001)                   (661)          (599)
                                                                        --------       --------

Balance at end of period                                                $ 20,759       $ 19,547
                                                                        ========       ========



See notes to the consolidated financial statements.
--------------------------------------------------------------------------------

                           COMMERCIAL BANCSHARES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
-------------------------------------------------------------------------------

                                                                          Nine Months Ended
                                                                           September 30,
                                                                      -----------------------
                                                                        2002           2001
                                                                      --------       --------
                                                                        ($ in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                       $  1,352       $  1,148
     Adjustments                                                        13,622          6,738
                                                                      --------       --------
         Net cash from operating activities                             14,974          7,886

CASH FLOWS FROM INVESTING ACTIVITIES
     Securities available for sale
         Purchases                                                     (24,241)       (13,656)
         Maturities and repayments                                       2,438          3,313
         Sales                                                          16,653         14,362
     Net change in loans                                               (14,652)         7,368
     Proceeds from sale of foreclosed/repossessed assets                   251           --
     Sale of land owned by the Bank                                         52           --
     Bank premises and equipment expenditures                             (152)          (346)
                                                                      --------       --------
           Net cash from investing activities                          (19,651)        11,041
                                                                      --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                              7,665        (18,647)
     Net change in borrowings from FHLB                                  1,500           (200)
     Net change in federal funds purchased                                (940)           750
     Net change in corporate  line of credit                              --             (500)
     Common shares issued                                                  161           --
     Cash dividends paid                                                  (661)          (599)
                                                                      --------       --------
           Net cash from financing activities                            7,725        (19,196)
                                                                      --------       --------
Net change in cash and cash equivalents                                  3,048           (269)

Cash and cash equivalents at beginning of period                         7,640          6,592
                                                                      --------       --------

Cash and cash equivalents at end of period                            $ 10,688       $  6,323
                                                                      ========       ========



SUPPLEMENTAL DISCLOSURES
     Cash paid for interest                                           $  4,974       $  8,037
     Cash paid for income taxes                                            400            175
     Non-cash transfer of loans to foreclosed/repossessed assets           606            201



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

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Corporation at September 30, 2002, and results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances. The Annual Report for the Corporation for the year ended December 31, 2001, contains consolidated financial statements and related notes, which should be read in conjunction with the accompanying consolidated financial statements.

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

Identifiable intangible assets must be separated from goodwill. Identifiable intangible assets with finite useful lives will be amortized under the new standard, whereas goodwill, both amounts previously recorded and future amounts purchased, will cease being amortized starting in 2002. Annual impairment testing is required for goodwill, with impairment being recorded if the carrying amount of goodwill exceeds its implied fair value. Adoption of this standard on January 1, 2002 did not have a material effect on the Corporation's financial statements.

A new accounting standard dealing with asset retirement obligations will apply for 2003. The Corporation does not believe this standard will have a material effect on its financial position or results of operations.

Effective January 1, 2002, the Corporation adopted a new standard issued by the Financial Accounting Standards Board on impairment and disposal of long-lived assets. The effect of this on the financial position and results of operations of the Corporation is not material.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendments of FASB Statement No. 13, and Technical Corrections". This Statement eliminates inconsistency between the required accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions and sale-leaseback transactions. The Corporation does not believe this statement will have a material effect on its financial position or results of operations.

--------------------------------------------------------------------------------
                                                                              7.

                           COMMERCIAL BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------
In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This Statement addresses the timing of recognition of a liability for exit and disposal cost at the time a liability is incurred, rather than at a plan commitment date, as previously required. Exit or disposal costs will be measured at fair value, and the recorded liability will be subsequently adjusted for changes in estimated cash flows. This Statement is required to be effective for exit or disposal activities entered after December 31, 2002, and early adoption is encouraged. The Corporation does not believe this statement will have a material effect on its financial position or results of operations.

SFAS No. 147, "Acquisitions of Certain Financial Institutions" became effective October 1, 2002. This standard requires any unidentifiable intangible asset previously recorded as the result of a business combination to be reclassified as goodwill and the amortization of this asset will cease. The effect of this standard on the financial position and results of operations of the Corporation was not material.



--------------------------------------------------------------------------------
                                                                              8.

                           COMMERCIAL BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

FINANCIAL STATEMENT PRESENTATION: Some items in prior financial statements have been reclassified to conform to the current presentation.

STOCK DIVIDEND: During December 2001, a 10% stock dividend was distributed to the then current shareholders. All prior per share amounts have been restated.

NOTE 2 - EARNINGS PER SHARE

Weighted average shares (adjusted for the stock dividend) used in determining basic and diluted earnings per share are as follows:
                                                        2002          2001
                                                        ----          ----
Basic weighted average shares outstanding            1,155,839      1,155,294
Dilutive effect of exercisable stock options             3,117          5,508
                                                     ---------      ---------
Weighted average shares considering dilutive effect  1,158,956      1,160,802
                                                     =========      =========

At September 30, 2002 and 2001 there were 53,971 and 79,334 stock options that were not considered in computing diluted earnings per share because they were anti-dilutive. The relatively large reduction in anti-dilutive shares comes about since a former executive officer exercised his options on leaving, converting those that were "in the money" and forfeiting the remainder.

NOTE 3 - LOANS

Loans were as follows:
                                September 30, 2002   December 31, 2001
                                -----------------    -----------------
                                          ($ in thousands)
Commercial and other loans          $107,497          $ 89,471
Real estate loans                     24,186            38,423
Construction loans                       734             1,694
Home equity loans                      9,965             8,354
Consumer and credit card loans        48,983            58,341
Consumer finance loans                 9,549             2,654
                                    --------          --------
     Total loans                    $200,914          $198,937
                                    ========          ========

The subsidiary Bank is an authorized seller/servicer for the Federal Home Loan Mortgage Corporation (FHLMC). At September 30, 2002 and December 31, 2001, loans sold to FHLMC for which the Bank has retained servicing totaled $98,506,000 and $95,269,000, and real estate loans originated and held for sale totaled $226,000 and $3,329,000.

Activity in the allowance for loan losses for the three months ended September 30 was as follows:

                                                        2002           2001
                                                        ----           ----
                                                        ($ in thousands)

Beginning balance                                    $ 1,865         $ 2,060
Provision for loan loss                                  405             230
Loans charged off                                       (300)           (191)
Recoveries of loans previously charged-off                34              21
                                                     -------         -------
     Ending balance                                  $ 2,004         $ 2,120
                                                     =======         =======

Activity in the allowance for loan losses for the nine months ended September 30 was as follows:

                                                      2002           2001
                                                      ----           ----
                                                        ($ in thousands)

Beginning balance                                   $ 1,743         $ 2,089
Provision for loan loss                                 905             830
Loans charged off                                      (761)         (1,111)
Recoveries of loans previously charged-off              117             312
                                                    -------         -------
     Ending balance                                 $ 2,004         $ 2,120
                                                    =======         =======



--------------------------------------------------------------------------------
                                                                              9.

                           COMMERCIAL BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------



Impaired loans were as follows:

                                                   SEPTEMBER 30, 2002  DECEMBER 31,2001
                                                   -----------------   ----------------
                                                            ($ in thousands)
Period-end loans with no allocated allowance              $  780          $  665
Period-end loans with allocated allowance                    148             337
                                                          ------          ------
     Total                                                $  928          $1,002
                                                          ======          ======
Amount of allowance for loan loss allocated               $  148          $  158

                                                   SEPTEMBER 30, 2002  DECEMBER 31,2001
                                                   -----------------   ----------------
                                                              ($ in thousands)
Nonperforming loans were as follows:
Loans past due over 90 days still on accrual              $   67          $  977
Nonaccrual loans                                           1,248           1,247



The impaired and nonperforming loans have been considered in management's evaluation of the adequacy of the allowance for loan losses. Nonperforming loans includes substantially all impaired loans and smaller balance homogenous loans, such as residential mortgage and consumer loans, that are collectively evaluated for impairment.


NOTE 4 - OTHER COMPREHENSIVE INCOME

Other comprehensive income for the three months ended September 30 was as follows:

                                                                                        2002          2001
                                                                                        ----          ----
                                                                                         ($ in thousands)
Unrealized holding gains (losses) on securities available for sale                    $   1,029          467
Less: Reclassification adjustment for losses (gains) recognized in income                  (214)        (104)
                                                                                      ----------   ----------
     Net unrealized holding gains (losses)                                                  815          363
Tax effect                                                                                  277          123
                                                                                      ---------    ---------
     Other comprehensive income                                                       $     538    $     240
                                                                                      =========    =========

Other comprehensive income for the nine months ended September 30 was as follows:

                                                                                        2002          2001
                                                                                        ----          ----
                                                                                         ($ in thousands)
Unrealized holding gains (losses) on securities available for sale                    $   1,314    $     787
Less: Reclassification adjustment for losses (gains) recognized in income                  (272)        (168)
                                                                                      ----------   ----------
     Net unrealized holding gains (losses)                                                1,042          619
Tax effect                                                                                  354          210
                                                                                      ---------    ---------
     Other comprehensive income                                                       $     688    $     409
                                                                                      =========    =========

--------------------------------------------------------------------------------

                           COMMERCIAL BANCSHARES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion focuses on the consolidated financial condition of Commercial Bancshares, Inc. at September 30, 2002, compared to December 31, 2001, and the consolidated results of operations for the quarterly and year-to-date periods ending September 30, 2002 compared to the same periods in 2001. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements and related footnotes.

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

FINANCIAL CONDITION

Total assets increased by $9,882,000 from $246,070,000 at December 31, 2001 to $255,952,000 at September 30, 2002. The increase in total assets was driven by increases in deposits, of which $6,383,000 was invested in securities, loans grew $1,716,000, and overnight Federal Funds Sold at quarter end stood at $3,480,000, up from nothing at year end. Other assets decreased $993,000 since year end as securities committed to be purchased at year end were delivered and added to the securities portfolio.

Total gross loans increased $1,977,000 during the first nine months of 2002 compared to a decline of $13,837,000 during the same period a year ago. The allowance for loan loss increased $261,000 to $2,004,000 from $1,743,000 at year end, leaving net loans up $1,716,000. This quarter end marks the first real increase in loans since the end of 2000. The strategic decision to end the Bank's indirect consumer loan relationship with the Denver-based horse-trailer broker in 2001, plus the decision to sell the majority of real estate loan originations during the current year had been steadily shrinking our loan footings. During the previous quarter, the Bank entered into an agreement with Countrywide, Incorporated, a national mortgage loan origination firm wherein the Bank became a sales associate for Countrywide and is paid commissions for real estate loans originated in the local markets it serves. These loans are funded by and belong to Countrywide. The Bank will continue to issue non-conforming and adjustable-rate real estate and construction loans in order to serve the needs of the community and generate long-term income to the Corporation, as well as maintain our association with the FHLMC. Real estate loans have shrunk $14,237,000 this year due to sales of existing loans and payoffs or refinancing, to the current $24,186,000 level, down from $38,423,000 at year end 2001. Construction loans have shrunk to $734,000 at quarter end from $1,694,000 at year end 2001.

--------------------------------------------------------------------------------

                           COMMERCIAL BANCSHARES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------------
While there were $3,329,000 of real estate loans held for sale at year-end 2001, there are only $226,000 held for sale at the end of September 2002 due to the arrangement with Countrywide. The portfolio of one to four family real estate loans is likely to continue shrinking with time, and this will have an impact on the risk makeup of the Bank's loan portfolio.

Consumer and credit card loans have declined $9,358,000 to $48,983,000 from $58,341,000 at year end 2001. Repayments of loans for the Denver-based indirect dealer loans caused a decline of $7,566,000 during 2002. New originations were delayed while the new accounting and operations systems were installed, and the paydowns on existing loans continued unabated.

Consumer loans generated by Advantage increased $6,895,000 to $9,549,000 at September 30, 2002 from $2,654,000 at December 31, 2001. These loans are originated through relationships with various vendors whose customers are predominantly outside the Bank's traditional market area. Local indirect consumer loans have been transferred to the control of Advantage Finance to take advantage of an improved accounting and approval system implemented for that purpose. Customers that qualify for standard Bank rates and terms can still be funded, and those that don't are still serviced at our standard finance company terms. Those loans earn a higher rate of interest than the Bank's standard portfolio of loans, but carry a higher credit risk as well. The new system allows the Bank to monitor the bank-qualified loans separate from the finance-company loans. Management reviews all loans very closely for changes in payment activity.

Commercial loans have grown $18,026,000 since year-end 2001 and home equity loans have grown $1,611,000 over the first nine months of 2002. It should be noted that the majority of these loans are tied to the prime rate, which has now been at its historic low point for nearly a year. This continues to put pressure on our net interest margin.

Total deposits increased $7,664,000 during the first nine months of 2002 compared to a decrease of $18,648,000 during the same period last year. This reverses the trend that was prevalent through the second quarter of 2002, during which time a large block of high-interest rate time deposits matured and rolled over into lower-rate funds, or left the Bank. During the third quarter deposits grew $25,319,000, and at $212,885,000 are $7,664,000 higher than the
$205,221,000 on hand at year end. $10,000,000 of this increase comes from public funds as the Bank's standard board rates have been very competitive in the local markets, and another $11,000,000 was raised in the national markets, for terms ranging from two to five years. With just a few additional accounts trickling off that had been originated two to two and a half years ago at abnormally high rates, the overall profitability of the Bank has been improved as the current cost of funds has now shrunk to 2.57% for the current quarter, versus 4.43% reported during the same quarter last year.

Borrowed funds have increased $560,000 since year end. Federal Home Loan Bank short-term advances have grown $1,500,000 while federal funds borrowed from other banks have decreased by $940,000. Current overnight rates are running less than 2%. The Federal Reserve Bank has maintained low discount rates and federal funds target rates.

Total shareholders' equity increased $1,540,000 during the first nine months of 2002 compared to an increase of $958,000 a year ago. Common stock issued, which includes the shares held in trust for certain directors' deferred compensation plans of the Corporation, increased $161,000 since December 31, 2001. There were no shares to be bought in the open market, so the Corporation issued new shares to cover the fourth quarter 2001 contribution to the deferred compensation plan. In addition, a former executive officer exercised his options to purchase shares at an incentive-based price, and forfeited the options remaining that were not executable at a favorable price. Nine month net income of $1,352,000 in 2002 was higher than last year's $1,148,000 due to higher net interest income. The dividend payout was $62,000 higher than the previous nine month period last year, reflecting the increased number of shares issued in December 2001 as a 10% stock dividend, and the maintenance of the $.19 per share dividend rate. Shareholders' equity to total assets was 8.11% at September 30, 2002 compared to 7.81% at December 31, 2001, an increase of 4%.

--------------------------------------------------------------------------------

                           COMMERCIAL BANCSHARES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------------
RESULTS OF OPERATIONS

Net income for the three months ended September 30, 2002 was $596,000 compared to $525,000 during the same period in 2001. Earnings for the nine-month period ending September 30, 2002 were $1,352,000 compared to $1,148,000 in 2001.
Diluted earnings per share increased to $.51 from $.50 for the quarters ended September 30, and to $1.16 from $1.09 for the nine-month periods in the respective years. Discussed below are the major factors that have influenced these operating results.

The following table provides an analysis of the average balances, yields and rates on interest-earning assets and interest-bearing liabilities.

                                                              Three Months Ended September 30,
                                             -------------------------------------------------------------------
                                                            2002                               2001
                                             --------------------------------    -------------------------------
                                               Average                Average     Average                Average
                                               Balance    Interest  Yield/rate    Balance    Interest  Yield/rate
                                               -------    --------  ----------    -------    --------  ----------
                                                                      ($ in thousands)
Securities (1)                               $   35,047   $    461      5.51%    $  30,963   $    484      6.20%
Loans (2)                                       194,271      3,822      7.79       202,354      4,382      8.59
                                             ----------    -------               ---------    -------
     Total interest-earning assets              229,318      4,283      7.48       233,317      4,866      8.27
Other assets                                     17,696                             17,733
                                             ----------                          ---------
         Total assets                        $  247,014                          $ 251,050
                                             ==========                          =========

Deposits - interest bearing                  $  182,008      1,259      2.74%    $ 187,234      2,110      4.47%
Borrowed funds                                   23,417        192      3.26        26,227        273      4.13
                                             ----------    -------               ---------    -------
     Total interest-bearing deposits
           and borrowings                    $  205,425      1,451      2.80     $ 213,461      2,383      4.43
Noninterest-bearing demand deposits              18,504                             16,724
Other liabilities                                 2,740                              1,472
Shareholders' equity                             20,345                             19,393
                                             ----------                          ---------
         Total liabilities and
         shareholders' equity                $  247,014                          $ 251,050
                                             ==========                          =========

Net interest income                                       $  2,832                           $   2,483
                                                          ========                           =========

Interest rate spread                                                    4.68%                              3.84%

Net interest margin (3)                                                 4.90%                              4.22%

--------------------------------------------------------------------------------

(1) Securities include federal funds sold for purposes of this yield table. Average yields on all securities have been computed based on amortized cost. Income on tax exempt securities has been computed on a fully-taxable equivalent basis using a 34% tax rate and the average cost of funds to support the purchases. The adjustment is $98,000 and $80,000 for 2002 and 2001.
(2) Average balance is net of deferred loan fees and loan discounts. Interest income includes loan fees of $166,000 and $179,000 and deferred dealer reserve expense of $111,000 and $139,000 in 2002 and 2001.
(3)  Net interest income as a percentage of average interest-earning assets.

--------------------------------------------------------------------------------
                                                                             13.

                           COMMERCIAL BANCSHARES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------------
Net interest income, the primary source of earnings, is the amount by which interest and fees on loans and investments exceed the interest cost of deposits and borrowings obtained to fund them. The volume and composition of interest-earning assets and interest-bearing liabilities, as well as the level of noninterest-bearing demand deposits and shareholders' equity, affect net interest income. Also impacting net interest income is the susceptibility of interest-earning assets and interest-bearing liabilities to changes in the general market level of interest rates. Management attempts to manage the repricing of assets and liabilities so as to achieve a stable level of net interest income and reduce the effect of significant changes in the market level of interest rates. This is accomplished through the pricing and promotion of various loan and deposit products as well as the active management of the Bank's portfolio of securities available for sale and borrowed funds.

Fully-taxable equivalent interest income for the three month period ending September 30, 2002 was $4,283,000 compared to $4,866,000 during the same period in 2001, a decrease of $583,000. This decrease was principally due to interest and fees on loans being $560,000 less in 2002 than in 2001, while interest on securities declined $23,000. The level of average loans decreased $8,083,000, to $194,271,000 in 2002 from $202,354,000 in 2001, while security balances rose $4,084,000 to $35,047,000 in 2002 from $30,963,000 in 2001. A generally declining interest rate environment during all of 2001, and a flat environment throughout all of 2002 has contributed to decreased yields on loans and securities. The tax-equivalent yield on interest-earning assets decreased to 7.48% during the third quarter of 2002 from 8.27% during the same period in 2001.

Fully-taxable equivalent interest income for the nine months of 2002 was $12,643,000 compared to $15,048,000 during the same period in 2001, a decrease of $2,405,000. This decrease was principally due to interest and fees on loans being $2,173,000 less in 2002 than in 2001, while interest on securities declined $231,000. The level of average loans decreased $12,026,000, to $194,535,000 in 2002 from $206,300,000 in 2001, while security balances fell $262,000 to $32,259,000 in 2002 from $32,521,000 in 2001. The tax-equivalent yield on interest-earning assets decreased to 7.45% during the first six months of 2002 from 8.42% during the same period in 2001.

Interest expense decreased $932,000 to $1,451,000 during the second quarter of 2002 from $2,383,000 during the same period in 2001. The decrease was principally due to the cost of deposits being $851,000 less in 2002 than in 2001. The quarterly average balance of interest bearing deposits decreased by $5,226,000, to $182,008,000 in 2002 from $187,234,000 in 2001. The runoff of high-rate time deposits has greatly reduced the Corporation's interest expense. At September 30, 2002 the runoff has been substantially completed, and management does not expect continued significant reductions in deposit costs. The cost of interest-bearing funds declined to 2.80% during the third quarter in 2002 from 4.43% during the same period in 2001. The Bank decreased its use of Federal Home Loan Bank advances as the decrease in average earning assets was less than the decrease in average deposits.

Interest expense decreased $3,077,000 to $4,825,000 during the nine months ended September 30, 2002 from $7,902,000 during that period in 2001. The decrease was principally due to the cost of deposits being $2,838,000 less in 2002 than in 2001. The average balance of interest bearing deposits decreased by $14,473,000, to $181,180,000 in the first nine months of 2002 from $195,653,000 in 2001. The cost of borrowed funds declined to 3.31% during the nine months of 2002 from 4.83% during the same period in 2001.


--------------------------------------------------------------------------------
                                                                             14.

                           COMMERCIAL BANCSHARES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
The following table provides an analysis of the average balances, yields and rates on interest-earning assets and interest-bearing liabilities.

                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                             -------------------------------------------------------------------
                                                            2002                               2001
                                             --------------------------------    -------------------------------
                                               Average                Average     Average                Average
                                               Balance    Interest  Yield/rate    Balance    Interest  Yield/rate
                                               -------    --------  ----------    -------    --------  ----------
                                                                      ($ in thousands)
Securities (1)                               $   32,259   $  1,304      5.40%    $  32,521    $ 1,535      6.31%
Loans (2)                                       194,535     11,340      7.79       206,300     13,513      8.76
                                             ----------    -------               ---------    -------
     Total interest-earning assets              226,795     12,643      7.45       238,821     15,048      8.42
Other assets                                     17,324                             17,291
                                             ----------                          ---------
         Total assets                        $  244,119                          $ 256,112
                                             ==========                          ========

Deposits - interest bearing                  $  181,180      4,265      3.15%    $ 195,653      7,103      4.85%
Borrowed funds                                   22,772        560      3.31        23,146        799      4.61
                                             ----------    -------               ---------    -------
     Total interest-bearing deposits
           and borrowings                    $  203,952      4,825      3.16     $ 218,799      7,902      4.83
Noninterest-bearing demand deposits              18,415                             16,548
Other liabilities                                 1,930                              1,530
Shareholder's equity                             19,822                             19,235
                                             ----------                          ---------
         Total liabilities and
         shareholders' equity                $  244,119                          $ 256,112
                                             ==========                          ========

Net interest income                                       $  7,818                            $ 7,146
                                                          ========                            =======

Interest rate spread                                                    4.29%                              3.59%

Net interest margin (3)                                                 4.46%                              4.00%

--------------------------------------------------------------------------------


(1) Securities include federal funds sold for purposes of this yield table. Average yields on all securities have been computed based on amortized cost. Income on tax exempt securities has been computed on a fully-taxable equivalent basis using a 34% tax rate and the average cost of funds to support the purchases. The adjustment is $255,000 and $229,000 for 2002 and 2001.
(2) Average balance is net of deferred loan fees and loan discounts. Interest income includes loan fees of $528,000 and $483,000 and deferred dealer reserve expense of $356,000 and $452,000 in 2002 and 2001.
(3)  Net interest income as a percentage of average interest-earning assets.



--------------------------------------------------------------------------------
                                                                             15.

                           COMMERCIAL BANCSHARES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
The provision for loan losses increased $175,000 to $405,000 for the third quarter 2002 compared to $230,000 during 2001. The provision was $75,000 higher for the nine months ended September 30, 2002 at $905,000 compared to $830,000 for the same period in 2001. Net charge-offs were $96,000 higher in the third quarter of 2002 than in 2001, but $155,000 lower than the nine-month period in the prior year. The higher provision reflects both the larger quarterly net charge-offs in 2002, as well as the growth in commercial loan balances and a more conservative methodology used to calculate the required amounts on consumer and credit card loans. Non-performing and impaired loan balances have held steady during the current year with some improvement in the total impaired balances due to charge-offs of $189,000. Impaired loans are down to $928,000 from $1,002,000 at year end.

Management determines the adequacy of the allowance for loan losses through its analysis of specific problem loans and historical charge-off experience in addition to its evaluation of local and national economic conditions. The Bank believes that the current allowance balance is sufficient to cover probable identified losses in the loan portfolio.

Total noninterest income was $848,000 for the third quarter of 2002 compared to $803,000 for the same period in 2001, an increase of $45,000. The third quarter increase is due primarily to $217,000 more in service fees and overdraft charges on deposit accounts, an additional $100,000 increase in gains from securities sales, and a $37,000 increase in other income, $28,000 of which is due to the commissions on sales to Countrywide Mortgages. These gains were partially offset by a reduction in gains from the sales of loans of $296,000, and a loss on the sale of repossessed assets during the quarter of $23,000. As we generate more new mortgage loans for Countrywide, there will be fewer and fewer loans that we originate for sale through the FHLMC, reducing the opportunity for activity in gains from the sale of loans. Future activity in this category of performance will reflect the fees generated by the Countrywide loan origination program as well as the new overdraft protection system that allows pre-approved consumers the privilege to temporarily overdraft their accounts and still have their checks accepted and processed up to a certain dollar limit, currently set at $300, and still avoid the return check charges levied by the vendors to whom the checks were presented. While this program will increase the Bank's income, the net effect should be a reduction in total fees paid by the consumer.

Total noninterest income was $2,153,000 for the nine months of 2002 compared to $2,152,000 in the prior year, an increase of $1,000. The small increase in nine-month income was primarily due to $305,000 increase in service fees and overdraft charges under the new overdraft program, a $50,000 increase in ATM fee income, $104,000 in increases on gains on the sales of securities, a $45,000 net increase in gains from the sale of repossessed assets reflecting a small gain this year versus a small loss last year, and a $34,000 increase in other income. These gains were offset by the $487,000 lower income from the gain on sale of loans to FHLMC.


--------------------------------------------------------------------------------
                                                                             16.

                           COMMERCIAL BANCSHARES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Total noninterest expense increased $113,000 to $2,374,000 in the third quarter 2002 compared to $2,261,000 in the same period during 2001. An increase of $123,000 in salaries and employee benefits accounts for the entire variance, with minor fluctuations both up and down in the other expense categories. While salaries have grown by $70,000 for the three month period, hospitalization insurance grew by $52,000, reflecting higher premiums being assessed due to increased historical usage. The salary increases reflect the hiring of a new executive officer which was not effective fully in the prior year, and normal merit increases. The amortization of the mortgage servicing rights shows a $7,000 increase, and the other operating expenses grew by $32,000, which includes $6,000 for ATM operating expenses, $6,000 for postage, and $9,000 for credit bureau fees, reflecting the higher level of loan applications.

Nine-month non-interest expenses rose $278,000 to $7,025,000 in 2002 compared to $6,747,000 during the same period in 2001. Salary and employee benefits accounted for $169,000 of the variance, with hospitalization accounting for $165,000 of that total. While current year numbers reflect staffing of the new offices opened in 2001 for the full current year, year-to-date salaries rose only $36,000 or 1.35% compared to the 2001 numbers which did not reflect full staffing for those offices. Data processing expenses for the full nine month period rose $27,000 as the expanded number of branches of the Bank and offices of Advantage Finance were in operation for the full nine months in 2002, professional fees rose $27,000, marketing and advertising expenses rose $70,000, postage rose $20,000, and the cost of the expanded number of ATMs rose $34,000. Much of these increases were offset by a $120,000 reduction in occupancy expense, as older computer equipment and furnishings led to lower depreciation expenses.


--------------------------------------------------------------------------------
                                                                             17.

                           COMMERCIAL BANCSHARES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

The Corporation's liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities, which are summarized in the Condensed Consolidated Statements of Cash Flows. Cash and cash equivalents amounted to $10,688,000 at September 30, 2002 compared to $7,640,000 at December 31, 2001.

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

At September 30, 2002, the Bank's leverage ratio was 8.13% and the risk-based capital ratio was 11.20%, both of which exceeded the minimum regulatory requirements to be considered well-capitalized. Likewise, the Corporation's leverage and risk-based capital ratios, 8.25% and 11.34% at September 30, 2002, exceeded well-capitalized levels.


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

ITEM 4.  CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Principal Financial and Accounting Officer have concluded, based on their evaluation within 90 days of the filing date of this report, that the Company's disclosure controls and procedures are effective for the timely recording, processing, summarizing and reporting of the information required to be disclosed in reports filed under the Securities and Exchange Act of 1934.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.




--------------------------------------------------------------------------------
                                                                             18.

                           COMMERCIAL BANCSHARES, INC.
                                    FORM 10-Q
                        Quarter ended September 30, 2002
                           PART II - OTHER INFORMATION

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

Item 5 -       Other Information:
               On September 1, 2002, Raymond E. Graves, president and C.E.O. of Commercial Bancshares, Inc. (The "Company") and of the Commercial Savings Bank (the "Bank"), its wholly-owned subsidiary, suffered a heart attack. Mr. Graves is currently convalescing at his home and is expected to make a full recovery. However, he is expected to be unable to perform his duties with the Company and Bank until released by his physician.

               Mr. Philip W. Kinley, Senior Executive Vice President of the Company, has assumed the role of acting President and C.E.O. of the Company and Bank, being formally appointed as acting C.E.O of the Bank and Company by the Company's Board of Directors at its normal meeting held on September 11, 2002.

Item 6 -       Exhibits and Reports on Form 8-K:
               (a) Exhibit 11, Statement re computation of per share earnings
                   (reference is hereby made to Note 2 to the Consolidated Financial Statements on page 7 hereof)

               (b) Report on Form 8-K has been filed on October 4, 2002
                   regarding the medical condition of Mr. Graves and the appointment of Mr. Kinley as acting C.E.O. of the Bank and Company.

--------------------------------------------------------------------------------

                           COMMERCIAL BANCSHARES, INC.

                                   SIGNATURES

-------------------------------------------------------------------------------


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  COMMERCIAL BANCSHARES, INC.
                                  ---------------------------------------------
                                  (Registrant)




Date:    November 13, 2002        /s/ Philip W. Kinley
       ---------------------      ---------------------------------------------
                                  (Signature)
                                  Philip W. Kinley
                                  Acting President and Chief Executive Officer




Date:    November 13, 2002        /s/ John C. Haller
       ---------------------      ---------------------------------------------
                                  (Signature)
                                  John C. Haller
                                  Vice President and Chief Financial Officer

                           COMMERCIAL BANCSHARES, INC.

                                  CERTIFICATION

I, Philip W. Kinley, Acting President and Chief Executive Officer, certify that:

1) I have reviewed this quarterly report on Form 10-Q of Commercial Bancshares, Incorporated ;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 13, 2002
     ------------------------

/s/ Philip W. Kinley
--------------------------
[Signature]
Philip W. Kinley
Acting President and Chief Executive Officer

                           COMMERCIAL BANCSHARES, INC.

                                  CERTIFICATION


I, John C. Haller, Vice President and Chief Financial Officer, certify that:

1) I have reviewed this quarterly report on Form 10-Q of Commercial Bancshares, Incorporated ;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 13, 2002
     -------------------------

/s/ John C. Haller
--------------------------
[Signature]
John C. Haller
Vice President and Chief Financial Officer