Form 10-K
period 2002-12-31
COMMERCIAL BANCSHARES INC \OH\
filed 2003-03-28
CIK 1009976

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                                   FORM 10-K

         Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

 For the fiscal year ended DECEMBER 31, 2002. Commission File Number 000-27894
                           -----------------                         ---------

                           COMMERCIAL BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

--------------------------------------------------------------------------------

                         OHIO                         34-1787239

          (State or other jurisdiction of          (I.R.S. Employer
            incorporation or organization)        Identification No.)


               118 S. SANDUSKY AVENUE, UPPER SANDUSKY, OHIO 43351
           (Address of principal executive offices including zip code)
       Registrant's telephone number, including area code: (419) 294-5781

               SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------                   -----------------------------------------
none

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------                   -----------------------------------------
Common Shares, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

At June 30, 2002, the aggregate market value of voting stock held by non-affiliates of the registrant, based on a share price of $23.10 per share (such price being the last sale price on that date, and there being 1,106,812 non-affiliated, voting shares outstanding) was $25,567,357.

At February 14, 2003, there were issued and outstanding 1,163,175 of the registrant's Common Shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE REGISTRANT'S 2002 ANNUAL REPORT TO SHAREHOLDERS ARE INCORPORATED BY REFERENCE INTO PARTS I AND II OF THIS FORM 10-K. PORTIONS OF THE REGISTRANT'S PROXY STATEMENT DATED MARCH 14, 2003 FOR THE APRIL 9, 2003 ANNUAL MEETING OF SHAREHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III OF THE FORM 10-K.

                                      INDEX

                                    FORM 10-K


                                                                                       Page

PART I

      ITEM 1.     Description of Business                                               3

      ITEM 2.     Properties                                                            5

      ITEM 3.     Legal Proceedings                                                     5

      ITEM 4.     Submission of Matters to a Vote of Security Holders                   6

PART II

      ITEM 5.     Market for Common Equity and Related Shareholder Matters              6

      ITEM 6.     Selected Financial Data                                               6

      ITEM 7.     Management's Discussion and Analysis of Financial Condition           6
                  and Results of Operation

      ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk            6

      ITEM 8.     Financial Statements and Supplementary Data                           6

      ITEM 9.     Changes in and Disagreements with Accountants on                      6
                  Accounting and Financial Disclosure

PART III

      ITEM 10.    Directors and Executive Officers of the Registrant                    6

      ITEM 11.    Executive Compensation                                                7

      ITEM 12.    Security Ownership of Certain Beneficial Owners and Management        7

      ITEM 13.    Certain Relationships and Related Transactions                        7

      ITEM 14.    Certification of Controls and Procedures                              7

PART IV

      ITEM 15.    List of Exhibits and Reports on Form 8-K                              8

SIGNATURES                                                                              9

EXHIBITS                                                                               10




--------------------------------------------------------------------------------
                                                                               2

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

GENERAL

In February 1995, Commercial Bancshares, Inc. (the "Corporation") received approval from the Board of Governors of the Federal Reserve System to become a bank holding corporation by acquiring all the voting shares of common stock of The Commercial Savings Bank (the "Bank"). The principal business of the Corporation presently is to operate the Bank, which is a wholly owned subsidiary, and its principal asset. The Corporation and the main office of the Bank are located at 118 South Sandusky Avenue, Upper Sandusky, Ohio 43351. In May 1997, the Board of Directors approved the establishment of the Corporation's second wholly owned subsidiary, a consumer finance company, and thereby chartered a new Ohio corporation by the name of "Advantage Finance, Inc." (the "Finance Company"). On December 24, 1997, approval was granted by the Ohio Division of Financial Institutions for the Finance Company to do business in Ohio. On April 10, 1998 the Finance Company opened for business at 117 North Greenwood, Marion, Ohio providing small consumer loans to customers in the Marion area. In January 1999, the Corporation received regulatory approval from the Ohio Department of Financial Institutions to establish the Finance Company as a subsidiary of the Bank to facilitate its future operations. Finance Company offices were added in Marion and Findlay during 2000 and 2001. During the year 2001, the Corporation elected to file to be a Financial Services Holding Company, and received approval having met all additional capital requirements. The Corporation applied for and received approval to open a payday cash advance affiliate of the Corporation operating under the name of Cash Advantage, Incorporated. It opened for business during November, 2002.

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

The Bank grants residential, installment and commercial loans to customers located primarily in the Ohio counties of Wyandot, Marion, Hancock, Union, and Franklin and the surrounding area. Commercial loans are primarily variable rate and include operating lines of credit and term loans made to small businesses primarily based on the ability to repay the loan from the cash flow of the business. Such loans are typically secured by business assets, such as equipment and inventory, and occasionally by the business owner's personal residence. When the borrower is not an individual, the Bank generally obtains the personal guarantee of the business owner. Commercial real estate loans are primarily secured by borrower-occupied business real estate, and are dependent on the ability of the related business to generate adequate cash flow to service the debt. Such loans primarily carry adjustable interest rates. Residential real estate loans are made with primarily fixed rates and are secured by the borrower's residence. Such loans are made based on the borrower's ability to make repayment from employment and other income. The Bank generally makes these loans in amounts of 80% or less of the value of collateral. An appraisal is obtained from a qualified real estate appraiser for substantially all loans secured by real estate. Construction loans are secured by residential and business real estate that primarily will be borrower-occupied upon completion. The Bank usually makes the permanent loan at the end of the construction phase. Installment loans to individuals include loans secured by automobiles and other consumer assets, including second mortgages on personal residences. Loans secured by automobiles are generated both by direct application from the customer and from the Bank's purchase of indirect retail installment contracts from the dealers. Credit card and overdraft protection loans are unsecured personal lines of credit to individuals. The Finance Company specializes in direct and indirect lending for consumer goods, 90-day and six-month same-as-cash loans, second mortgage and home equity loans, and installment loans. The Bank entered into a business relationship during 2000 whereby the Bank obtained an ownership interest in Beck Title Agency, Ltd. of Carey, Ohio. This joint venture provides an additional source of fee income for title research activity on new home loan originations in the local market.

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

COMPETITION IN FINANCIAL SERVICES

The Bank, the Finance Company, Cash Advantage, and Beck Title compete for business in the Ohio counties of Wyandot, Hancock, Marion, Union, and Franklin. The Corporation's competitors for business come from two primary sources: large regional firms and independent community banks and thrifts. The Finance Company competes with both national and regional finance companies by bidding on businesses with national networks of dealers. The payroll advance firm competes with similar firms in the local markets only. The Bank also competes, particularly for deposit dollars, with insurance companies, brokerage firms and investment companies. The Bank finds that it competes favorably with the large regional banks through its ability to maintain decision-making officers within branch locations rather than centralizing decision-making in a corporate headquarters. Competition with the independent community banks is



--------------------------------------------------------------------------------
                                                                               3
enhanced by creating product niches so as not to resort solely to pricing as a means to attract business. Examples of the Bank's product niches include small tractor/riding mower financing, small-business lending and low-fee demand deposit accounts. The Finance Company has found a niche in indirect financing of retail consumer goods from regional retailers.

EMPLOYEES

Currently the Bank has 113 full-time employees and 24 part-time employees. The Finance Company has 8 full-time employees, and Cash Advantage, Inc. has one full-time employee. Officers of the Corporation are also employees of the Bank and have been included in these totals.

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

REGULATION OF CASH ADVANTAGE, INC.: Cash Advantage, Inc. is chartered in the State of Ohio by the Ohio Department of Commerce. It is regulated by the Ohio Division of Financial Institutions, which has the authority to examine the books and records of Cash Advantage, and is subject to their rules and regulations.

The following schedules present, for the periods indicated, certain financial and statistical information of the Corporation as required under the Securities and Exchange Commission's Industry Guide 3, or a specific reference as to the location of required disclosures in the Corporation's 2002 Annual Report to Shareholders (the "Annual Report"), which is included as Exhibit 13 to this document and incorporated herein by reference.

STATISTICAL DISCLOSURES

The following statistical information for 2002, 2001, and 2000, included in the Annual Report is incorporated herein by reference.

                                                                  Pages of Annual Report
                                                                  ----------------------

   Distribution of Assets, Liabilities and Shareholders, Equity;
            Interest Rates and Interest Differential                      5-6

   Investment Portfolio                                                   13

   Loan Portfolio                                                         9-10

   Summary of Loan Loss Experience                                        10-13

   Deposits                                                               14

   Return on Equity and Assets                                            2

   Short-term Borrowings                                                  31










--------------------------------------------------------------------------------
                                                                               4

ITEM 2 - PROPERTIES

The Corporation's headquarters and the Bank's main office are located at 118 South Sandusky Avenue, Upper Sandusky, Ohio, in Wyandot County. The building is used exclusively by the Corporation and the Bank. All of the offices listed below are owned by the Bank or the Finance Company, and are free and clear of any encumbrances, except the branch inside the WalMart located at 2500 Tiffin Avenue in Findlay, Ohio.


      Location                                              Description
--------------------------------------------------------------------------------------------
1.  Main Office                             Two story building built in the early 1900's
    118 S. Sandusky Ave.                    and remodeled in 1991.
    Upper Sandusky, Ohio 43351
--------------------------------------------------------------------------------------------
2.  Carey Office                            One story building built and opened in 1973.
    128 S. Vance Street
    Carey, OH 43316
--------------------------------------------------------------------------------------------
3.  Harpster Office                         One story building purchased in 1978.
    17480 Cherokee Street
    Harpster, OH 43323
--------------------------------------------------------------------------------------------
4.  North Drive-In Office                   One story drive in office opened in 1981.
    400 N. Sandusky Avenue
    Upper Sandusky, OH 43351
--------------------------------------------------------------------------------------------
5.  Marion Barks Road Office                One story building purchased, renovated,
    170 Barks Road East                     and opened in 1988.
    Marion, OH 43302
--------------------------------------------------------------------------------------------
6.  Findlay Tiffin Avenue Office            One story building purchased in 1992. The
    1600 Tiffin Avenue                      building was renovated in 1999 to add more
    Findlay, OH 45840                       office space.
--------------------------------------------------------------------------------------------
7.  Marion Jamesway Office                  One story building constructed and opened
    279 Jamesway                            in 1996.
    Marion, OH 43302
--------------------------------------------------------------------------------------------
8.  Bellefontaine Office                    One story building purchased, renovated,
    1245 Bellefontaine Ave.                 and opened in 1999.
    Marion, OH 43302
--------------------------------------------------------------------------------------------
9.  Findlay Lincoln Street Office           One story building purchased in 1999 and
    201 Lincoln Street                      opened in 2000.
    Findlay, OH 45840
--------------------------------------------------------------------------------------------
10. Richwood Office                         One story building purchased and opened
    335 East Blagrove Street                in 2000.
    Richwood, OH 43344
--------------------------------------------------------------------------------------------
11. Westerville Office                      Two story building purchased in 2000 and
    17 N. State Street                      opened in 2001.
    Westerville, OH 43081
--------------------------------------------------------------------------------------------
12. WalMart Office                          Located inside the store with leased square
    2500 Tiffin Avenue                      footage opened in 2001.
    Findlay, OH 45840
--------------------------------------------------------------------------------------------
13. Advantage Finance Main Street           Two story building purchased and opened
    141 S. Main Street                      in 2000.
    Marion, OH 43301
--------------------------------------------------------------------------------------------



The Bank operated an intermittent office inside the Rotary Towers Nursing Facility in Marion, Ohio, which was opened in 1991, and closed as of November 4, 2002.

The new corporate affiliate Cash Advantage, Inc. currently utilizes office space inside the WalMart Office of the Bank at 2500 Tiffin Avenue, Findlay, Ohio.

The Bank considers its physical properties to be in good operating condition (subject to reasonable wear and tear) and suitable for the purposes for which they are being used.

ITEM 3 - LEGAL PROCEEDINGS

There is no pending litigation, other than routine litigation incidental to the business of the Corporation, Bank, Finance Company, or Cash Advantage of a material nature involving or naming the Corporation, Bank, Finance Company, or Cash Advantage as a defendant. Further, there are no material legal proceedings in which any director, officer, principal shareholder, affiliate of the Corporation, or security holder owning five percent of the Corporation's common stock; or any associates of such persons is a party or has a material interest that is adverse to the Corporation, Bank, Finance Company, or Cash Advantage. None of the routine litigation in which the Corporation, Bank, Finance Company, or Cash Advantage is involved is expected to have a material adverse impact on the financial position or results of operations of the Corporation, Bank, Finance Company, or Cash Advantage.





--------------------------------------------------------------------------------
                                                                               5

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 2002.

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

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The information set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 3 through 17, inclusive, of the Annual Report is incorporated herein by reference.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth under the heading "Quantitative and Qualitative Disclosures about Market Risk" on pages 15 and 16 of the Annual Report to Shareholders is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information contained in the consolidated financial statements and related notes and the report of independent auditors thereon, on pages 19 through 42, inclusive, of the Annual Report to Shareholders is incorporated herein by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No changes in or disagreements with the Corporation's independent accountants on accounting and financial disclosure have occurred.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning Directors and Executive Officers of the Corporation appears on pages 4 through 10 inclusive and page 17 under the captions "Information relating to Nominees and other Directors", "Executive Officers", "Report of the Audit Committee of the Board of Directors", and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Corporation's Definitive Proxy Statement dated March 14, 2003 for the Annual Meeting of Shareholders to be held on April 9, 2003 and is incorporated herein by reference.


--------------------------------------------------------------------------------
                                                                               6

ITEM 11 - EXECUTIVE COMPENSATION

Information concerning executive compensation appears on pages 3 and 11 through 16, inclusive, under the captions "Compensation of Directors", "Report of the Executive Compensation Committee of the Board of Directors on Executive Compensation", "Compensation Committee Interlocks and Insider Participation in Compensation Decisions", "Executive Compensation", "Deferred Compensation Plan", "Stock Option Plan", "Supplemental Executive Retirement Plan", "Employment Contracts", and "Performance Graph" in the Corporation's Definitive Proxy Statement dated March 14, 2003 for the Annual Meeting of Shareholders to be held on April 9, 2003 and is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management is contained on pages 2 and 4 through 8 under the captions "Voting Securities and Principal Holders Thereof" and "Information Relating to Nominees and other Directors" in the Corporation's Definitive Proxy Statement dated March 14, 2003 for the Annual Meeting of Shareholders to be held on April 9, 2003 and is incorporated herein by reference.

The following table includes information as of December 31, 2002 with respect to the 1997 Commercial Bancshares, Inc. Stock Option Plan, under which equity securities of the Corporation are authorized for issuance. The Corporation has no other compensation plans under which equity securities of the Corporation are authorized for issuance.

                                                                                                    Number of securities
                                                                                                   remaining available for
                                    Number of securities to be         Weighted-average         future issuance under equity
                                     issued upon exercise of          exercise price of        compensation plans (excluding
                                       outstanding options,          outstanding options,         securities reflected in
Plan category                          warrants and rights            warrants and rights                column(a))
-------------                          -------------------            -------------------                ----------

                                               (a)                             (b)                          (c)

Equity Compensation
   plans approved by
   security holders                           67,804                        $24.2539                         80,504



ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions is contained on pages 3 and 4 under the caption "Related Transactions" in the Corporation's Definitive Proxy Statement dated March 14, 2003 for the Annual Meeting of Shareholders to be held on April 9, 2003 and is incorporated herein by reference.

ITEM 14 - CERTIFICATION OF CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing date of this report, an evaluation was carried out under the supervision and with the participation of the Corporation's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based on their evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer have concluded that there were no significant changes in the Corporation's internal controls or in other factors that could significantly affect its internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.



--------------------------------------------------------------------------------
                                                                               7

ITEM 15 - LIST OF EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS



Exhibit Number  Description of Document
--------------  -----------------------

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

        13      Annual Report to Shareholders for the Year Ended 2002

        21      Subsidiaries of the Registrant

        23.1    Consent of Crowe, Chizek and Company, LLP

        23.2    Consent of Shumaker, Loop & Kendrick, LLP (incorporated by reference to
                Registrant's Forms S-8 dated August 1, 1997 and March 17, 1999)

        99.1    Certification by CEO Pursuant to 18 U.S.C. ss.1350

        99.2    Certification by CFO Pursuant to 18 U.S.C. ss.1350


All of such previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-K. Such documents are available to shareholders without charge upon request from the Issuer.

(b) REPORTS ON FORM 8-K

One report on Form 8-K was filed during the last quarter of the period covered by this report, regarding the heart attack suffered by Raymond E. Graves, president and C.E.O. of both the Corporation and the Bank on September 1, 2002. Philip W. Kinley, Senior Executive Vice President of the Corporation and Bank assumed the role of acting C.E.O., which was confirmed by the Board of Directors at its normal meeting on September 11, 2002. At the time, the report said Mr. Graves would be convalescing at home until released by his physician, and that he was expected to make a full recovery. Subsequent to that filing, Mr. Graves returned to work on November 4, 2002, although on a slightly reduced schedule designed to coincide with his rehabilitation program.


--------------------------------------------------------------------------------
                                                                               8

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the under signed, thereunto duly authorized.

         03/21/2003                      COMMERCIAL BANCSHARES, INC.
----------------------------
           Date
                                         By:      /s/RAYMOND E. GRAVES
                                             -----------------------------------
                                             Raymond E. Graves, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 21, 2003.



              Signatures                                         Signatures
              ----------                                         ----------
    /s/RAYMOND E. GRAVES                            /s/HAZEL FRANKS
--------------------------------------------    --------------------------------------------
Raymond E. Graves                               Hazel Franks
President (Principal Executive Officer) and     Director
Director

    /s/JOHN C. HALLER                               /s/DEBORAH J. GRAFMILLER
--------------------------------------------    --------------------------------------------
John C. Haller                                  Deborah J. Grafmiller
Vice President and Chief Financial Officer      Director


    /s/RICHARD SHEAFFER                             /s/MICHAEL A. MASTRO
--------------------------------------------    --------------------------------------------
Richard Sheaffer                                Michael A. Mastro
Director, Chairman of the Board                 Director


    /s/DANIEL E. BERG                               /s/WILLIAM E. RUSE
--------------------------------------------    --------------------------------------------
Daniel E. Berg                                  William E. Ruse
Director                                        Director


    /s/LYNN R. CHILD                                /s/MICHAEL A. SHOPE
--------------------------------------------    --------------------------------------------
Lynn R. Child                                   Michael A. Shope
Director                                        Director


    /s/MARK DILLON                                  /s/DOUGLAS C. SMITH
--------------------------------------------    --------------------------------------------
Mark Dillon                                     Douglas C. Smith
Director                                        Director


    /s/EDWIN G. EMERSON
--------------------------------------------
Edwin G. Emerson
Director


-------------------------------------------------------------------------------
                                                                              9

                                INDEX TO EXHIBITS

                                                                              Page
                                                       Reference to         Number in
                                                       Prior Filing or        This
                                                       Exhibit Number       Form 10-K
Exhibit Number    Description of Document              Attached Hereto        Report
--------------    -----------------------              ---------------      ---------

        3.3       Amended Articles of Incorporation            1          Not Applicable
                  of the Corporation

        3.4       Code of Regulations of                       2          Not Applicable
                  the Corporation

         4        Form of Certificate of Common Shares         3          Not Applicable
                  of the Corporation

        10        Material Contracts                           4          Not Applicable

        13        Annual Report to Shareholders                5             11-54
                  for the Year Ended 2002

        21        Subsidiaries of the Registrant               6               55

        23.1      Consent of Crowe, Chizek and Company LLP     7               56

        23.2      Consent of Shumaker, Loop & Kendrick, LLP    8          Not Applicable

        99.1      Certification by CEO Pursuant to 18 U.S.C.  ss.1350          57

        99.2      Certification by CFO Pursuant to 18 U.S.C.  ss.1350          58


--------------------------------------------------------------------------
                                                                        10