Form 10-Q
period 2003-03-31
COMMERCIAL BANCSHARES INC \OH\
filed 2003-05-13
CIK 1009976

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------

                                    FORM 10-Q

  Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
                                      1934

For the Quarterly Period ended MARCH 31, 2003. Commission File Number 000-27894
                               --------------                         ---------

                           COMMERCIAL BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

--------------------------------------------------------------------------------
          OHIO                                           34-1787239
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
Common Shares, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]


As of May 9, 2003, the last practicable date, there were 1,164,722 outstanding of the registrant's common shares, no par value.

                           COMMERCIAL BANCSHARES, INC.

                                      INDEX



                                                                                                           Page


PART I - FINANCIAL INFORMATION

  Item 1.     Financial Statements


              Consolidated Balance Sheets.............................................................      3

              Consolidated Statements of Income ......................................................      4

              Condensed Consolidated Statements of Changes in Shareholders' Equity....................      5

              Condensed Consolidated Statements of Cash Flows ........................................      6

              Notes to Consolidated Financial Statements .............................................      7

 Item 2.      Management's Discussion and Analysis of
                Financial Condition and Results of Operations.........................................     10

 Item 3.      Quantitative and Qualitative Disclosures about Market Risk..............................     15


Part II - Other Information

  Item 1.     Legal Proceedings.......................................................................     16

  Item 2.     Changes in Securities and Use of Proceeds...............................................     16

  Item 3.     Defaults Upon Senior Securities.........................................................     16

  Item 4.     Submission of Matters to a Vote of Security Holders.....................................     16

  Item 5.     Other Information.......................................................................     16

  Item 6.     Exhibits and Reports on Form 8-K........................................................     16


Signatures ...........................................................................................     17

Exhibit 99.1:  CEO Certification ....................................................................      18

Exhibit 99.2:  CFO Certification .....................................................................     19

                           COMMERCIAL BANCSHARES, INC.


                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

-------------------------------------------------------------------------------

                                                                   March 31,        December 31,
                                                                      2003              2002
                                                                   ---------         ---------
                                                                        ($ in thousands)
ASSETS
Cash and cash equivalents                                          $   7,262         $   7,057

Securities available for sale                                         45,257            39,668
Total loans                                                          195,796           202,065
Allowance for loan losses                                             (1,958)           (2,091)
                                                                   ---------         ---------
     Loans, net                                                      193,838           199,974
Premises and equipment, net                                            6,255             6,167
Accrued interest receivable                                            1,355             1,197
Other assets                                                           3,074             2,738
                                                                   ---------         ---------

         Total assets                                              $ 257,041         $ 256,801
                                                                   =========         =========

LIABILITIES
Deposits
     Noninterest-bearing demand                                    $  20,628         $  22,453
     Interest-bearing demand                                          63,153            64,678
     Savings and time deposits                                       104,492           102,363
     Time deposits $100,000 and greater                               34,510            33,314
                                                                   ---------         ---------
         Total deposits                                              222,783           222,808
FHLB advances                                                         11,500            11,500
Federal funds purchased                                                  750               350
Accrued interest payable                                                 355               329
Other liabilities                                                        784             1,036
                                                                   ---------         ---------
         Total liabilities                                           236,172           236,023
                                                                   ---------         ---------

SHAREHOLDERS' EQUITY
Common stock, no par value; 4,000,000 shares authorized,
     1,164,722 and 1,164,233 shares issued in 2003 and 2002           10,686            10,674
Retained earnings                                                     10,371            10,256
Deferred compensation plan shares, at cost,
     11,113 shares in 2003 and 2002                                     (272)             (272)
Treasury stock, none in 2003, 529 shares in 2002                          --               (12)
Accumulated other comprehensive gain                                      84               132
                                                                   ---------         ---------
         Total shareholders' equity                                   20,869            20,778
                                                                   ---------         ---------

         Total liabilities and shareholders' equity                $ 257,041         $ 256,801
                                                                   =========         =========


              See notes to the consolidated financial statements.

                           COMMERCIAL BANCSHARES, INC.


                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                            Three Months Ended
                                                                 March 31,
                                                           --------------------
                                                            2003          2002
                                                           ------        ------
                                                             ($ in thousands)
INTEREST INCOME
     Interest and fees on loans                            $3,562        $3,776
     Interest on securities:
         Taxable                                              159           156
         Nontaxable                                           247           176
     Other interest income                                      4             2
                                                           ------        ------
              Total interest income                         3,972         4,110
                                                           ------        ------
INTEREST EXPENSE
     Interest on deposits                                   1,314         1,718
     Interest on borrowings                                   131           160
                                                           ------        ------
              Total interest expense                        1,445         1,878
                                                           ------        ------

NET INTEREST INCOME                                         2,527         2,232
Provision for loan losses                                     300           240
                                                           ------        ------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES         2,227         1,992
                                                           ------        ------

NONINTEREST INCOME
     Service fees and overdraft charges                       471           322
     Gains on sale of securities, net                          21            14
     Gains on sale of loans, net                               --           150
     Gains on sale of other assets, net                        --            27
     Other income                                             120           105
                                                           ------        ------
              Total noninterest income                        612           618
                                                           ------        ------

NONINTEREST EXPENSE
     Salaries and employee benefits                         1,179         1,111
     Occupancy, furniture and equipment                       238           242
     State taxes                                               95            92
     Data processing                                          178           166
     FDIC deposit insurance                                    17            18
     Professional fees                                         79            72
     Amortization of intangibles                               59           102
     Other operating expense                                  534           506
                                                           ------        ------
              Total noninterest expense                     2,379         2,309
                                                           ------        ------

Income before income taxes                                    460           301
Income tax expense                                             87            48
                                                           ------        ------

Net income                                                 $  373        $  253
                                                           ======        ======

Basic earnings per common share                            $  .32        $  .22
                                                           ======        ======
Diluted earnings per common share                          $  .32        $  .22
                                                           ======        ======

              See notes to the consolidated financial statements.

                           COMMERCIAL BANCSHARES, INC.


      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)
------------------------------------------------------------------------------

                                                                             Three Months Ended
                                                                                   March 31,
                                                                           -------------------------
                                                                             2003             2002
                                                                           --------         --------
                                                                                 ($ in thousands)

Balance at beginning of period                                             $ 20,778         $ 19,219


Comprehensive income:
   Net income                                                                   373              253
   Other comprehensive income (loss)                                            (48)            (111)
                                                                           --------         --------
     Total comprehensive income                                                 325              142

Common stock issued, 489 shares for options exercised
   in 2003, and 689 shares for deferred compensation plan in 2002                12               16

Treasury stock purchased, 4,190 shares at cost                                 (104)              --

Treasury stock reissued for options exercised, 4,719 shares in 2003              79               --

Dividends paid ($.19 per share in 2003 and 2002)                               (221)            (220)
                                                                           --------         --------


Balance at end of period                                                   $ 20,869         $ 19,157
                                                                           ========         ========

              See notes to the consolidated financial statements.

                           COMMERCIAL BANCSHARES, INC.


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
-------------------------------------------------------------------------------

                                                                           Three Months Ended
                                                                                March 31,
                                                                        ------------------------
                                                                          2003             2002
                                                                        --------         -------
                                                                            ($ in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                         $    373         $   253
     Adjustments                                                             (38)          2,911
                                                                        --------         -------
         Net cash from operating activities                                  335           3,164

CASH FLOWS FROM INVESTING ACTIVITIES
     Securities available for sale
         Purchases                                                       (12,954)         (2,696)
         Maturities and repayments                                         1,809           1,130
         Sales                                                             5,468           2,532
     Net change in loans                                                   5,613             280
     Bank premises and equipment expenditures                               (208)            (63)
                                                                        --------         -------
           Net cash from investing activities                               (272)          1,183
                                                                        --------         -------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                                  (25)         (3,487)
     Net change in FHLB advances and federal funds                           400          (2,280)
     Treasury stock purchases                                               (105)             --
     Treasury stock reissued for stock options                               116              --
     Stock issued for stock options                                           13              --
     Net reduction in retained earnings due to stock options                 (36)             --
     Cash dividends paid                                                    (221)           (220)
                                                                        --------         -------
           Net cash from financing activities                                142          (5,987)
                                                                        --------         -------

Net change in cash and cash equivalents                                      205          (1,640)

Cash and cash equivalents at beginning of period                           7,057           7,640
                                                                        --------         -------

Cash and cash equivalents at end of period                              $  7,262         $ 6,000
                                                                        ========         =======



SUPPLEMENTAL DISCLOSURES
     Cash paid for interest                                             $  1,419         $ 1,916
     Cash paid for income taxes                                              170              10
     Non-cash transfer of loans to foreclosed/repossessed assets             279             244



              See notes to the consolidated financial statements.

                           COMMERCIAL BANCSHARES, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION: The accompanying consolidated financial statements include the accounts of Commercial Bancshares, Inc. (the "Corporation"), its wholly-owned subsidiaries, Cash Advantage, Inc. ("Cash Advantage") and The Commercial Savings Bank (the "Bank") and the Bank's wholly-owned subsidiary Advantage Finance, Inc. ("Advantage"). The Bank also own a 49% interest in Beck Title Agency, Ltd. which is accounted for using the equity method of accounting. All significant inter-company balances and transactions have been eliminated in consolidation.

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Corporation at March 31, 2003, and results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances. The Annual Report for the Corporation for the year ended December 31, 2002 contains consolidated financial statements and related notes, which should be read in conjunction with the accompanying consolidated financial statements.

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

NEWLY ISSUED BUT NOT YET EFFECTIVE ACCOUNTING STANDARDS: New accounting standards on asset retirement obligations, restructuring activities and exit costs, operating leases, and early extinguishment of debt were issued in 2002. Management determined that when the new accounting standards are adopted during 2003 they will not have a material impact on the Corporation's financial condition or results of operations.

                           COMMERCIAL BANCSHARES, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 2 - EARNINGS PER SHARE

Weighted average shares used in determining basic and diluted earnings per share are as follows:

                                                                           2003                    2002
                                                                           ----                    ----
     Weighted average shares outstanding                                 1,163,393               1,155,860
     Dilutive effect of exercisable stock options                            2,511                   4,984
                                                                 -----------------       -----------------
     Weighted average shares considering dilutive effect                 1,165,904               1,160,844
                                                                 =================       =================

At March 31, 2003 and 2002 there were 34,171 and 73,826 stock options that were not considered in computing diluted earnings per share because they were anti-dilutive. The reduction in the number of non-dilutive shares is a direct result of both an increase in market value, which gave the 1998 plan shares a minimal value, as well as the exercising of more than 13,400 shares from the 1997 plan.

NOTE 3 - LOANS

Loans were as follows:

                                                                  March 31, 2003          December 31, 2002
                                                                  --------------          -----------------
                                                                              ($ in thousands)
Commercial and other loans                                       $         114,217       $         115,813
Real estate loans                                                           16,371                  19,321
Construction loans                                                             451                     856
Home equity loans                                                           10,235                   9,631
Consumer and credit card loans                                              41,994                  45,468
Consumer finance loans                                                      12,528                  10,976
                                                                 -----------------       -----------------
     Total loans                                                 $         195,796       $         202,065
                                                                 =================       =================

The subsidiary Bank is an authorized seller/servicer for the Federal Home Loan Mortgage Corporation (FHLMC). At March 31, 2003 and December 31, 2002, loans sold to FHLMC for which the Bank has retained servicing totaled $77,823,000 and $87,569,000, and real estate loans originated and held for sale totaled $57,000 and $226,000.

                           COMMERCIAL BANCSHARES, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 3 - LOANS (CONTINUED)

Activity in the allowance for loan losses for the three months ended March 31 was as follows:

                                                                          2003                    2002
                                                                          ----                    ----
                                                                                ($ in thousands)
Beginning balance                                                      $     2,091               $   1,743
Provision for loan losses                                                      300                     240
Loans charged off                                                             (465)                   (184)
Recoveries of loans previously charged-off                                      32                      37
                                                                       -----------               ---------
     Ending balance                                                    $     1,958               $   1,836
                                                                       ===========               =========

Impaired loans were as follows:

                                                                     March 31, 2003         December 31, 2002
                                                                     --------------         -----------------
                                                                                ($ in thousands)
Period-end loans with no allocated allowance                           $       674               $   1,525
Period-end loans with allocated allowance                                      496                   1,827
                                                                       -----------               ---------
     Total                                                             $     1,170               $   3,352
                                                                       ===========               =========
Amount of allowance allocated                                          $       123               $     298

Nonperforming loans were as follows:

                                                                     March 31, 2003         December 31, 2002
                                                                     --------------         -----------------
                                                                                ($ in thousands)
Loans past due over 90 days still on accrual                           $       256               $      46
Nonaccrual loans                                                             1,419                   3,865

The impaired and nonperforming loans have been considered in management's evaluation of the adequacy of the allowance for loan losses. Nonperforming loans includes substantially all impaired loans and smaller balance homogenous loans, such as residential mortgage and consumer loans, that are collectively evaluated for impairment. A loan relationship has been resolved since year-end which contributed $2,240,000 to both the impaired and nonaccrual year-end balances, and $225,000 of the charge off amounts this year.


NOTE 4 - OTHER COMPREHENSIVE INCOME

Other comprehensive income for the three months ended March 31 was as follows:

                                                                                        2003          2002
                                                                                        ----          ----
                                                                                         ($ in thousands)
Unrealized holding gains (losses) on securities available for sale                    $     (52)   $    (154)
Less: Reclassification adjustment for gains recognized in income                            (21)         (14)
                                                                                      ----------   ----------
     Net unrealized holding gains (losses)                                                  (73)        (168)
Tax effect                                                                                   25           57
                                                                                      ---------    ---------
     Other comprehensive gain (loss)                                                  $     (48)   $    (111)
                                                                                      ==========   ==========

                           COMMERCIAL BANCSHARES, INC.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion focuses on the consolidated financial condition of the Corporation at March 31, 2003, compared to December 31, 2002, and the consolidated results of operations for the quarterly period ending March 31, 2003 compared to the same period in 2002. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements and related footnotes.

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

FINANCIAL CONDITION

Total assets increased by $240,000 from $256,801,000 at December 31, 2002 to $257,041,000 at March 31, 2003, an increase of less than .1%. The primary reasons for this lack of growth was that total loans declined $6,136,000 due largely to payoffs of consumer loans, real estate mortgage loans, and the pay off and partial charge off of the large commercial relationship referred to previously. The cash proceeds generated by these reductions were reinvested in securities and other consumer loans.

Total loans decreased $6,269,000 during the first three months of 2003 compared to $2,300,000 during the same period a year ago. Loan balances are down $1,596,000 in commercial loans, $3,355,000 in real estate and construction loans, and $3,473,000 in consumer and credit card loans. Reductions in real estate and consumer loans are to be expected given management's decision to reduce the Corporation's activity in those loans. Balances are up $604,000 for home equity loans, and $1,552,000 for consumer finance loans. While there were $226,000 of real estate loans awaiting sale at year-end 2002, there are now only $56,000 held for sale at the end of March, 2003.

                           COMMERCIAL BANCSHARES, INC.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The Corporation has become an originator of various types of real estate loans for Countrywide, Incorporated ("Countrywide") for which it earns commission fees, rather than originate and sell fixed-rate, long term real estate loans through the FHLMC. This means that the Corporation will only retain ownership of the variable-rate real estate loans originated in its home markets. This gives its customers access to more types of conventional and non-conventional home financing, without having to maintain a large staff of originators and processors to handle the activity. It also means that the Corporation is currently unlikely to grow its remaining portfolio of real estate loans since most home owners are likely to lock in the current low interest rates available on fixed terms rather than on adjustable rate terms.

Continuing declines were experienced in the Bank's indirect consumer loan portfolios. The Bank's largest indirect loan business was based upon a relationship with a Denver-based organization, where the Bank purchased horse trailer loan accounts on a national basis. In early 2000, management began limiting new loan originations from this source, and in 2001 stopped all new activity. Repayments of loans in this portfolio caused a decline of more than $3,147,000 during the first three months of 2002, and $2,103,000 during the first three months of 2003.

Consumer loans generated by the Bank's finance company, Advantage increased $1,552,000 to $12,528,000 at March 31, 2003 from $10,976,000 at December 31,
2002. These loans are originated through relationships with various vendors whose customers are predominantly outside the Bank's traditional market area. Local indirect consumer loans have been transferred to the control of Advantage to take advantage of an improved accounting and approval system implemented for that purpose. Customers that qualify for standard Bank rates and terms can still be funded, and those that don't qualify are still serviced at Advantage's standard finance company terms. Those loans earn a higher rate of interest than the Bank's standard portfolio of loans, but carry a higher credit risk as well. The new system allows the Bank to monitor the bank-qualified loans separate from the finance-company loans. Management reviews all loans very closely for changes in payment activity.

Total deposits decreased $25,000 during the first quarter of 2003 compared to a decrease of $3,487,000 during the same period a year ago. This flat performance parallels the activity on the asset side of the Corporation as financing needs due to maturities and rollovers were self-sufficient to meet the lending needs, and any excess funds have been invested in additional securities. Interest-bearing and noninterest-bearing demand deposits were down $3,350,000 in total, but that was made up by an increase in savings and time deposits of $3,325,000.

Borrowings from the Federal Home Loan Bank ("FHLB") have stayed constant since year-end, and overnight borrowings were $400,000 higher than at year-end. The overnight portion of borrowings fluctuates with daily cash-flow needs, and is as likely to show a positive Federal funds sold balance as a net borrowing position.

Total shareholders' equity increased $91,000 during the first three months of 2003 compared to a decrease of $62,000 a year ago. Equity increased by first quarter net income of $373,000. That increase was offset by a decrease of $48,000 in the fair value of securities available for sale, net of tax, and the payment of $221,000 in dividends. An additional $13,000 net reduction in equity was experienced due to the exercise of stock options by certain executive officers. Shareholders' equity to total assets was 8.12% at March 31, 2003 compared to 8.09% at December 31, 2002.

                           COMMERCIAL BANCSHARES, INC.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

Net income for the three months ended March 31, 2003 was $373,000 compared to $253,000 during the same period in 2002. Diluted earnings per share increased to $.32 for the quarter ended March 31, 2003 from $.22 for the same period in 2002. Discussed below are the major factors that have influenced these operating results.

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

Interest income for the first quarter of 2003 was $3,972,000 compared to $4,110,000 during the same period in 2002, a decrease of $138,000. The decrease was principally due to interest and fees on loans being $214,000 less in 2003 than in 2002. The level of average loans decreased $1,166,000, to $195,858,000 in 2003 from $197,024,000 in 2002. A generally flat interest rate environment during 2002 and 2003 has contributed to decreased yields on all financial instruments. As a net result, the tax-equivalent yield on interest-earning assets decreased to 6.95% during the first quarter of 2003 from 7.47% during the same period in 2002.

Interest expense decreased $433,000 to $1,445,000 during the first quarter of 2003 from $1,878,000 during the same period in 2002. The decrease was principally due to the cost of deposits being $404,000 less in 2003 than in 2002. The average balance of interest-bearing deposits increased by $16,396,000, to $202,192,000 in the first quarter of 2003 from $185,796,000 in 2002. The Bank acquired a significant amount of medium-term certificates of deposit immediately prior to the reduction in the general market interest rates, which began late in 2000 and continued throughout 2001. Those certificates of deposit began to mature during the first and second quarters of 2002, and have now been renewed in a much lower rate environment. As a result, the cost of deposits was 2.74% in 2003, compared to 3.75% in 2002. The reduction in deposit rates should continue through all comparisons to deposits in 2002. The cost of borrowed funds declined in dollar terms by $29,000 compared to the first quarter of last year, but only because the average balances of borrowings from the FHLB and other banks were $5,744,000 lower than last year. The average rate paid for those borrowings was 4.52% in 2003, compared to 3.70% during the first quarter in 2002. The Bank decreased its use of the FHLB short-term advances as the deposit growth provided sufficient funds to finance the earning assets. That left the Corporation with $11,500,000 of long-term fixed-rate borrowings at an average cost of 4.60%. Those funds cannot be prepaid without incurring a substantial penalty. When viewed as part of the Corporation's overall funding pool, the funds are simply part of the funds placed at various times and terms such that the pool costs an average of 2.74%, 1.01% less than last year for the same period.

                           COMMERCIAL BANCSHARES, INC.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

The following table provides an analysis of the average balances, yields and rates on interest-earning assets and interest-bearing liabilities.

                                                                Three Months Ended March 31,
                                             -------------------------------------------------------------------
                                                            2003                               2002
                                             --------------------------------    -------------------------------
                                               Average                Average     Average                Average
                                               balance    Interest  yield/rate    balance    Interest  yield/rate
                                               -------    --------  ----------    -------    --------  ----------
                                                                      ($ in thousands)

Securities (1)                              $    42,647   $    524      4.98%   $   30,290   $    412      5.52%
Loans (2)                                       195,858      3,562      7.38       197,024      3,776      7.77
                                             ----------    -------               ---------    -------
     Total interest-earning assets              238,505      4,086      6.95       227,314      4,188      7.47
Other assets                                     18,060                             15,241
                                             ----------                          ---------
         Total assets                       $   256,565                          $ 242,555
                                             ==========                          =========

Deposits                                    $   202,192      1,314      2.64%   $  185,796      1,718      3.75%
Borrowed funds                                   11,815        131      4.52        17,559        160      3.70
                                             ----------    -------               ---------    -------
     Total interest-bearing liabilities         214,007      1,445      2.74       203,355      1,878      3.75
Noninterest-bearing demand deposits              19,599                             18,089
Other liabilities                                 1,925                              1,626
Shareholder's equity                             21,034                             19,485
                                             ----------                          ---------
         Total liabilities and
         shareholders' equity               $   256,565                          $ 242,555
                                             ==========                          =========

Net interest income                                       $  2,641                           $  2,310
                                                          ========                           ========

Interest rate spread                                                    4.21%                              3.72%
Net interest margin (3)                                                 4.49%                              4.12%

--------------------------------------------------------------------------------

(1) Securities includes federal funds sold for purposes of this yield table. Average yields on taxable securities have been computed based on amortized cost. Income on tax exempt securities has been computed on a fully-taxable equivalent basis using a 34% tax rate. The amount of such adjustments was $114,000 and $78,000 for 2003 and 2002.
(2) Average balance is net of deferred loan fees and loan discounts. Interest income includes loan fees of $156,000 and $187,000 and deferred dealer reserve expense of $97,000 and $119,000 in 2003 and 2002.
(3)  Net interest income as a percentage of average interest-earning assets.


Net interest income before provision for loan losses was $295,000 more in the first quarter of 2003 than in the same period in 2002. This is an increase of 13.22%, on 4.92% more average total earning assets. The lower yields on earning assets were more than offset by the lower cost of funds.

                           COMMERCIAL BANCSHARES, INC.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The provision for loan losses increased to $300,000 in the first quarter 2003 compared to $240,000 for the same period in 2002. The increased provision for loan losses is consistent with the loan growth being experienced in the consumer finance portfolio and the losses incurred by the commercial portfolio. Shrinkage in the real estate and indirect consumer loan portfolios help make up for some of the growth, as does the reduction in impaired loans. The higher level of charge-offs in 2003 was the direct result of the one loan relationship discussed earlier. As of March 31, 2003, the remaining allowance for loan losses balance of $1,958,000 represents 1.00% of the current loans outstanding of $195,796,000. That represents an amount more than double the Bank's historic net charge-off history. Management determines the adequacy of the allowance for loan losses through its analysis of specific problem loans and historical charge-off experience in addition to its evaluation of local and national economic conditions. The Bank believes that the current allowance balance is sufficient to cover identified losses in the loan portfolio.

Total noninterest income was $6,000 less for the first quarter of 2003 compared to the same period in 2002 due principally to reduced gains on the sale of loans and other assets, which amounted to $177,000 in 2002 compared to none in 2003. This decrease was the result of the decision to become an agent for Countrywide rather than originate loans for our own portfolio. This decision will bring permanent reductions in this activity, as well as bring an end to the recognition of mortgage serving rights value as the Bank does not retain the servicing of the loans. The reduction of those fees will be offset by the commissions to be earned from Countrywide, as well as the net reduction in expense to staff that function. During 2003, service fees and overdraft charges increased $149,000 to help offset the other reductions, due primarily to the introduction of the Bank's new overdraft privilege program, which provides its customers with a facility to have checks honored that would normally be rejected due to insufficient funds, and thereby avoid return check charges from the various vendors they presented the checks to in the first place.

Total noninterest expense increased $70,000 to $2,379,000 for the first three months of 2003 compared to $2,309,000 for the same period in 2002, a 3.1% increase. The most significant increases were $68,000 in personnel costs, $12,000 in data processing expenses, $7,000 in professional fees, and $28,000 in other operating expenses, most notably the cost of running our ATM network, as the Bank upgraded the entire network with state-of-the-art equipment and capacity. Reductions in expense were experienced in the amortization of intangibles, most notably the mortgage servicing rights as the Bank's portfolio of serviced loans continues to shrink. The remaining balance of $608,000 for mortgage servicing rights has a limited life expectancy due to the continued refinancing of old mortgages, which will probably mean the Corporation will absorb the write-off of the entire remaining amount over the next three or four years.

                           COMMERCIAL BANCSHARES, INC.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

The Corporation's liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities, which are summarized in the Condensed Consolidated Statement of Cash Flows. Cash and cash equivalents amounted to $7,262,000 at March 31, 2003 compared to $7,057,000 at December 31, 2002.

Liquidity refers to management's ability to generate sufficient cash to fund current loan demand, meet deposit withdrawals, pay operating expenses and meet other financial obligations. The principal sources of funds for the Bank are deposits, loan repayments and maturities, FHLB borrowings, sale of securities, and funds generated through operations. Management believes that its sources of liquidity are adequate to meet the needs of the Corporation.

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

At March 31, 2003, the Bank's leverage ratio was 7.95% and the risk-based capital ratio was 11.41%, both of which exceeded the minimum regulatory requirements to be considered well-capitalized. Likewise, the Corporation's leverage and risk-based capital ratios, 8.06% and 11.55% at March 31, 2003, exceeded well-capitalized levels.

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

Interest rate risk is managed regularly through the Corporation's Asset/Liability Management Committee (ALCO). The two primary methods to monitor and manage interest rate risk are rate-sensitivity gap analysis and review of the effects of various interest rate shock scenarios. Based upon ALCO's review, there has been no significant change in the interest rate risk of the Corporation since year-end 2002. (See Quantitative and Qualitative Disclosures about Market Risk contained in the Annual Report to Shareholders for the year ended December 31, 2002.)

                           COMMERCIAL BANCSHARES, INC.


                                    FORM 10-Q
                          Quarter ended March 31, 2003
                           PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

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

               (b) No Report on Form 8-K has been filed during the quarter ended March 31, 2003

                           COMMERCIAL BANCSHARES, INC.


                                   SIGNATURES

--------------------------------------------------------------------------------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                              COMMERCIAL BANCSHARES, INC.
                                                              -----------------------------------------------------
                                                              (Registrant)




Date:  05/09/2003                                             /s/Raymond E. Graves
       --------------------------------------------           -----------------------------------------------------
                                                              (Signature)
                                                              Raymond E. Graves
                                                              President and Chief Executive Officer




Date:  05/09/2003                                             /s/ John C. Haller
       --------------------------------------------           -----------------------------------------------------
                                                              (Signature)
                                                              John C. Haller
                                                              Vice President and Chief Financial Officer