Form 10-Q
period 2003-06-30
COMMERCIAL BANCSHARES INC \OH\
filed 2003-08-14
CIK 1009976

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-Q

               Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

 For the Quarterly Period ended JUNE 30, 2003. Commission File Number 000-27894
                                -------------                         ---------

                           COMMERCIAL BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)


             OHIO                                                34-1787239
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

As of August 12, 2003, the last practicable date, there were 1,164,272 outstanding of the registrant's common shares, no par value.

                           COMMERCIAL BANCSHARES, INC.

                                      INDEX



                                                                                                         Page
                                                                                                         ----

PART I - FINANCIAL INFORMATION

 Item 1.      Financial Statements


              Consolidated Balance Sheets.............................................................      3

              Consolidated Statements of Income ......................................................      4

              Condensed Consolidated Statements of Changes in Shareholders' Equity....................      5

              Condensed Consolidated Statements of Cash Flows ........................................      6

              Notes to Consolidated Financial Statements .............................................      7

  Item 2.     Management's Discussion and Analysis of
                Financial Condition and Results of Operations.........................................     10

  Item 3.     Quantitative and Qualitative Disclosures about Market Risk..............................     16


Part II - Other Information

 Item 1.      Legal Proceedings.......................................................................     17

 Item 2.      Changes in Securities and Use of Proceeds...............................................     17

 Item 3.      Defaults Upon Senior Securities.........................................................     17

 Item 4.      Submission of Matters to a Vote of Security Holders.....................................     17

 Item 5.      Other Information.......................................................................     17

 Item 6.      Exhibits and Reports on Form 8-K........................................................     17


SIGNATURES ...........................................................................................     18


EXHIBIT A: CEO 302 Certification .....................................................................     19

           CFO 302 Certification .....................................................................     20

           CEO 906 Certification .....................................................................     21

           CFO 906 Certification .....................................................................     22




--------------------------------------------------------------------------------
                                                                              2.

                           COMMERCIAL BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                   June 30,           December 31,
                                                                                     2003                 2002
                                                                             -----------------    -----------------
                                                                                        ($ in thousands)
ASSETS
Cash and cash equivalents                                                    $           8,078    $           7,057

Securities available for sale                                                           46,517               39,668
Total loans                                                                            204,627              202,065
Allowance for loan losses                                                               (1,981)              (2,091)
                                                                             ------------------   -----------------
     Loans, net                                                                        202,646              199,974
Premises and equipment, net                                                              6,185                6,167
Accrued interest receivable                                                              1,169                1,197
Other assets                                                                             2,497                2,738
                                                                             -----------------    -----------------
         Total assets                                                        $         267,092    $         256,801
                                                                             =================    =================
LIABILITIES
Deposits
     Noninterest-bearing demand                                              $          20,318    $          22,453
     Interest-bearing demand                                                            63,896               64,678
     Savings and time deposits                                                         107,604              102,363
     Time deposits $100,000 and greater                                                 39,946               33,314
                                                                             -----------------    -----------------
         Total deposits                                                                231,764              222,808
FHLB advances                                                                           11,500               11,500
Other borrowed funds                                                                       100                  350
Accrued interest payable                                                                   376                  329
Other liabilities                                                                        1,280                1,036
                                                                             -----------------    -----------------
         Total liabilities                                                             245,020              236,023
                                                                             -----------------    -----------------
SHAREHOLDERS' EQUITY
Common stock, no par value; 4,000,000 shares authorized,
     1,164,722 and 1,164,233 shares issued in 2003 and 2002                             10,694               10,674
Retained earnings                                                                       10,694               10,256
Deferred compensation plan shares, at cost,
     11,443 and 11,113 shares in 2003 and 2002                                            (280)                (272)
Treasury stock, 450 in 2003, 529 shares in 2002                                            (11)                 (12)
Accumulated other comprehensive income                                                     975                  132
                                                                             -----------------    -----------------
         Total shareholders' equity                                                     22,072               20,778
                                                                             -----------------    -----------------
         Total liabilities and shareholders' equity                          $         267,092    $         256,801
                                                                             =================    =================




--------------------------------------------------------------------------------
               See notes to the consolidated financial statements.

                           COMMERCIAL BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
--------------------------------------------------------------------------------

(Amounts in thousands, except per share data)
                                                     Three Months Ended                    Six Months Ended
                                                          June 30,                             June 30,
                                            ---------------------------------     ---------------------------------
                                                  2003              2002               2003              2002
                                            ---------------    --------------     --------------    ---------------
INTEREST INCOME
     Interest and fees on loans             $         3,636    $        3,741     $        7,198    $         7,517
     Interest on securities:
         Taxable                                        151               179                310                335
         Nontaxable                                     299               172                546                348
     Other interest income                                4                 1                  8                  3
                                            ---------------    --------------     --------------    ---------------
              Total interest income                   4,090             4,093              8,062              8,203
                                            ---------------    --------------     --------------    ---------------
INTEREST EXPENSE
     Interest on deposits                             1,274             1,288              2,588              3,006
     Interest on borrowings                             138               208                270                368
                                            ---------------    --------------     --------------    ---------------
              Total interest expense                  1,412             1,496              2,858              3,374
                                            ---------------    --------------     --------------    ---------------
NET INTEREST INCOME                                   2,678             2,597              5,204              4,829

Provision for loan losses                               325               260                625                500
                                            ---------------    --------------     --------------    ---------------
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                             2,353             2,337              4,579              4,329
                                            ---------------    --------------     --------------    ---------------
OTHER INCOME
     Service fees and overdraft charges                 560               371              1,031                693
     Gains on sale of securities, net                    74                43                 96                 57
     Gains on sale of loans, net                          5               205                  5                391
     Gains on sale of foreclosed assets                  --                18                 --                 45
     Other income                                       114                81                234                186
                                            ---------------    --------------     --------------    ---------------
              Total other income                        753               718              1,366              1,372
                                            ---------------    --------------     --------------    ---------------
OTHER EXPENSE
     Salaries and employee benefits                   1,147             1,090              2,326              2,201
     Occupancy, furniture and equipment                 232               248                468                490
     State taxes                                         89                91                184                183
     Data processing                                    178               164                357                329
     FDIC deposit insurance                              17                18                 34                 36
     Professional fees                                   56                86                134                158
     Amortization of intangibles                        116               107                175                245
     Other operating expense                            590               569              1,126              1,076
                                            ---------------    --------------     --------------    ---------------
              Total other expense                     2,425             2,373              4,804              4,718
                                            ---------------    --------------     --------------    ---------------
Income before federal income taxes                      681               682              1,141                983
Income tax expense                                      137               179                224                227
                                            ---------------    --------------     --------------    ---------------
Net income                                  $           544    $          503     $          917    $           756
                                            ===============    ==============     ==============    ===============
Basic earnings per common share             $           .47    $          .44     $          .79    $           .65
                                            ===============    ==============     ==============    ===============
Diluted earnings per common share           $           .47    $          .43     $          .79    $           .65
                                            ===============    ==============     ==============    ===============




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

                           COMMERCIAL BANCSHARES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                                   (Unaudited)

--------------------------------------------------------------------------------
(Amounts in thousands, except per share data)

                                                                                         Three Months Ended
                                                                                              June 30,
                                                                                -----------------------------------
                                                                                      2003               2002
                                                                                ---------------    ----------------
Balance at beginning of period                                                  $        20,869    $         19,157

Comprehensive income:
     Net income                                                                             544                 503
     Change in net unrealized gain (loss) on securities
       available for sale, net of reclassification and tax effects                          891                 261
                                                                                ---------------    ----------------
         Total comprehensive income                                                       1,435                 764

Treasury stock purchase, 450 shares in 2003                                                 (11)                 --

Dividends paid ($.19 and $.19 per share in 2003 and 2002)                                  (221)               (219)
                                                                                ---------------    ----------------

Balance at end of period                                                        $        22,072    $         19,702
                                                                                ===============    ================


                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                -----------------------------------
                                                                                     2003                2002
                                                                                ---------------    ----------------
Balance at beginning of period                                                  $        20,778    $         19,219

Comprehensive income:
     Net income                                                                             917                 756
     Change in net unrealized gain (loss) on securities
       available for sale, net of reclassification and tax effects                          843                 150
                                                                                ----------------   ----------------
         Total comprehensive income                                                       1,760                 906

Common stock issued, 489 shares for options exercised in
     2003, and 689 shares for deferred compensation plan in 2002                             12                  16

Treasury stock purchased, 4,640 shares at cost in 2003                                     (115)                 --

Treasury stock reissued for options exercised, 4,719 shares in 2003                          79                  --

Dividends paid ($.38 and $.38 per share in 2003 and 2002)                                  (442)               (439)
                                                                                ----------------   ----------------

Balance at end of period                                                        $        22,072    $         19,702
                                                                                ===============    ================




--------------------------------------------------------------------------------
               See notes to the consolidated financial statements.

                           COMMERCIAL BANCSHARES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                -----------------------------------
                                                                                      2003               2002
                                                                                ----------------    ---------------
                                                                                          ($ in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                   $          917    $           756
     Adjustments                                                                           1,547             (1,892)
                                                                                ----------------    ---------------
         Net cash from operating activities                                                2,464             (1,136)

CASH FLOWS FROM INVESTING ACTIVITIES
     Securities available for sale
         Purchases                                                                       (23,800)            (9,047)
         Maturities and repayments                                                         4,625              1,727
         Sales                                                                            13,603              9,088
     Net change in loans                                                                  (3,849)             7,364
     Proceeds from sale of foreclosed/repossessed assets                                      -                 229
     Sale of land owned by the Bank                                                           -                  37
     Bank premises and equipment expenditures                                               (263)              (101)
                                                                                ----------------   ----------------
           Net cash from investing activities                                             (9,684)             9,297
                                                                                ----------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                                                8,957            (17,655)
     Net change in borrowings from FHLB                                                       -               8,250
     Net change in federal funds purchased                                                  (250)               710
     Common shares issued                                                                     13                 16
     Treasury shares purchased                                                               (37)                -
     Cash dividends paid                                                                    (442)              (439)
                                                                                ----------------    ---------------
           Net cash from financing activities                                              8,241             (9,118)
                                                                                ----------------    ---------------

Net change in cash and cash equivalents                                                    1,021               (957)

Cash and cash equivalents at beginning of period                                           7,057              7,640
                                                                                ----------------    ---------------

Cash and cash equivalents at end of period                                      $          8,078    $         6,683
                                                                                ================    ===============

SUPPLEMENTAL DISCLOSURES
     Cash paid for interest                                                     $          2,811    $         3,557
     Cash paid for income taxes                                                              403                219
     Non-cash transfer of loans to foreclosed/repossessed assets                             330                332





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

                           COMMERCIAL BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of Commercial Bancshares, Inc. (the "Corporation") and its wholly-owned subsidiaries, Cash Advantage, Inc. ("Cash Advantage") and The Commercial Savings Bank (the "Bank") and the Bank's wholly-owned subsidiary Advantage Finance, Inc. ("Advantage"). The Bank also owns a 49% interest in Beck Title Agency, Ltd. which is accounted for using the equity method of accounting. All significant inter-company balances and transactions have been eliminated in consolidation.

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Corporation at June 30, 2003, and results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances. The Annual Report for the Corporation for the year ended December 31, 2002, contains consolidated financial statements and related notes, which should be read in conjunction with the accompanying consolidated financial statements.

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

Newly Issued But Not Yet Effective Accounting Standards: New accounting standards on asset retirement obligations, restructuring activities and exit costs, operating leases, and early extinguishment of debt will apply for 2003. The Corporation does not believe this standard will have a material effect on its financial position or results of operations.

Financial Statement Presentation: Certain items in prior financial statements have been reclassified to conform with the current presentation of information.




--------------------------------------------------------------------------------

                           COMMERCIAL BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 2 - EARNINGS PER SHARE

Weighted average shares (adjusted for the stock dividend) used in determining basic and diluted earnings per share are as follows:

                                                                              2003                2002
                                                                            ---------           ---------

      Weighted average shares outstanding during the period                 1,164,041           1,155,873
      Dilutive effect of exercisable stock options                              2,584               5,029
                                                                            ---------           ---------
      Weighted average shares considering dilutive effect                   1,166,625           1,160,902
                                                                            =========           =========

At June 30, 2003 and 2002 there were 34,171 and 73,826 stock options that were not considered in computing diluted earnings per share because they were anti-dilutive. The reduction in the number of non-dilutive shares is a direct result of both an increase in market value, which gave the 1998 plan shares a minimal value, as well as the exercising of more than 13,400 shares from the 1997 plan.

NOTE 3 - LOANS

Loans were as follows:

                                                                   June 30, 2003         December 31, 2002
                                                                 -----------------       -----------------
                                                                               ($ in thousands)
Commercial and other loans                                       $         122,677       $         115,813
Real estate loans                                                           14,310                  19,321
Construction loans                                                             410                     856
Home equity loans                                                           12,303                   9,631
Consumer and credit card loans                                              38,854                  45,468
Consumer finance loans                                                      16,074                  10,976
                                                                 -----------------       -----------------
     Total loans                                                 $         204,628       $         202,065
                                                                 =================       =================

The subsidiary Bank is an authorized seller/servicer for the Federal Home Loan Mortgage Corporation (FHLMC), but has curtailed such activity in favor of originating new fixed-rate mortgages in conjunction with Countrywide, Incorporated. Under this arrangement, the Bank no longer owns the originated loans, but initiates the process through to closing, but final funding comes directly from Countrywide, for which the Bank earns a fee. At June 30, 2003 and December 31, 2002, loans sold to FHLMC for which the Bank has retained servicing totaled $66,104,000 and $87,569,000, and real estate loans originated and held for sale totaled zero in 2003 and $226,000 at year end 2002.

Activity in the allowance for loan losses for the three months ended June 30 was as follows:

                                                                          2003                     2002
                                                                       ----------               ---------
                                                                               ($ in thousands)
Beginning balance                                                      $    1,958               $   1,836
Provision for loan loss                                                       325                     260
Loans charged off                                                            (340)                   (277)
Recoveries of loans previously charged-off                                     38                      46
                                                                       ----------               ---------
     Ending balance                                                    $    1,981               $   1,865
                                                                       ==========               =========

Activity in the allowance for loan losses for the six months ended June 30 was as follows:

                                                                          2003                     2002
                                                                       -----------               ---------
                                                                                ($ in thousands)
Beginning balance                                                      $     2,091               $   1,743
Provision for loan loss                                                        625                     500
Loans charged off                                                             (805)                   (461)
Recoveries of loans previously charged-off                                      70                      83
                                                                       -----------               ---------
     Ending balance                                                    $     1,981               $   1,865
                                                                       ===========               =========




--------------------------------------------------------------------------------

                           COMMERCIAL BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Impaired loans were as follows:

                                                                      June 30, 2003         December 31, 2002
                                                                      -------------         -----------------
                                                                                 ($ in thousands)
Period-end loans with no allocated allowance                           $     1,581               $   2,340
Period-end loans with allocated allowance                                      443                   1,827
                                                                       -----------               ---------
     Total                                                             $     2,024               $   3,865
                                                                       ===========               =========
Amount of allowance for loan loss allocated                            $       122               $     298


Nonperforming loans were as follows:

                                                                      June 30, 2003         December 31, 2002
                                                                      -------------         -----------------
                                                                                ($ in thousands)
Loans past due over 90 days still on accrual                           $     1,132               $      46
Nonaccrual loans                                                             2,024                   3,865

The impaired and nonperforming loans have been considered in management's evaluation of the adequacy of the allowance for loan losses. Nonperforming loans include substantially all impaired loans and smaller balance homogenous loans, such as residential mortgage and consumer loans, that are collectively evaluated for impairment. A loan relationship has been resolved since year-end which contributed $2,240,000 to both the impaired and nonaccrual year-end balances, and $225,000 of the charge-off amounts this year. Loans past due over 90 days and still accruing include $848,000 of loans that have matured per original terms, and are in the process of being rewritten, pending receipt of current appraisals and financial statements. Management does not consider these loans to present a loss potential.

NOTE 4 - OTHER COMPREHENSIVE INCOME

Other comprehensive income for the three months ended June 30 was as follows:

                                                                                         2003        2002
                                                                                      ---------    ---------
                                                                                         ($ in thousands)
Unrealized holding gains (losses) on securities available for sale                    $   1,425    $     438
Less: Reclassification adjustment for losses (gains) recognized in income                   (75)         (43)
                                                                                      ---------    ---------
     Net unrealized holding gains (losses)                                                1,350          395
Tax effect                                                                                 (459)        (134)
                                                                                      ---------    ---------
     Other comprehensive income                                                       $     891    $     261
                                                                                      =========    =========

Other comprehensive income for the six months ended June 30 was as follows:

                                                                                         2002         2002
                                                                                      ---------    ---------
                                                                                         ($ in thousands)
Unrealized holding gains (losses) on securities available for sale                    $   1,373    $     284
Less: Reclassification adjustment for losses (gains) recognized in income                   (96)         (57)
                                                                                      ---------    ---------
     Net unrealized holding gains (losses)                                                1,277          227
Tax effect                                                                                 (434)         (77)
                                                                                      ---------    ---------
     Other comprehensive income                                                       $     843    $     150
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





--------------------------------------------------------------------------------

                           COMMERCIAL BANCSHARES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion focuses on the consolidated financial condition of Commercial Bancshares, Inc. at June 30, 2003, compared to December 31, 2002, and the consolidated results of operations for the quarterly and year-to-date periods ending June 30, 2003 compared to the same periods in 2002. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements and related footnotes.

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

FINANCIAL CONDITION

Total assets increased by $10,291,000 from $256,801,000 at December 31, 2002 to $267,092,000 at June 30, 2003. The primary reasons for the increase in total assets were that securities held for sale increased $6,849,000 due to recent purchases using cash from recent deposit growth, plus an increase in gross loans of $2,562,000. Commercial loans grew $6,864,000, while pay downs on real estate loans of $5,011,000, and consumer and credit card loans of $6,614,000 were partially offset by increases of $5,098,000 in consumer finance loans (through Advantage), and $2,672,000 in home equity loans. Cash and cash equivalents grew an additional $1,021,000, primarily deposits with the Bank's lead correspondent bank.

Total net loans increased $2,672,000 during the first six months of 2003, coincidentally the same as the growth in home equity loans, compared to a decline of $4,857,000 during the same period a year ago. While there were $226,000 of real estate loans held for sale at year-end 2002, there are no balances held for sale at the end of June 2003. During the second quarter of 2002, the Bank entered into an agreement with Countrywide, Incorporated, a national mortgage loan origination firm wherein the Bank has become a sales associate for Countrywide and is paid commissions for real estate loans originated in the local markets it serves. These loans belong to Countrywide. The Bank will continue to issue non-conforming and special real estate loans in order to serve the needs of the community and generate long-term income to the Corporation, as well as maintain our association with the FHLMC. However, total real estate loans will reduce in relative size to total assets in future periods.

Declines in the Bank's total consumer loan portfolios have almost been offset by new originations through Advantage. The Bank's largest indirect loan business was based upon a relationship with a Denver-based organization, where the Bank purchased horse trailer loan accounts on a national basis. In 2001, management shut off new loan originations from this source. Repayments of loans in this portfolio caused a decline of $4,243,000 during 2003, which was partially offset by new loans such that the net decline was only $1,516,000 during 2003, compared to a net decline of $6,125,000 during 2002. Repayments of the Denver-based loans represented a decrease of $11,260,000 in the first six months of 2002.




--------------------------------------------------------------------------------

                           COMMERCIAL BANCSHARES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Consumer loans generated by Advantage increased $5,098,000 to $16,074,000 at June 30, 2003 from $10,976,000 at December 31, 2002. This compares to an increase of $3,854,000 during the first six months of 2002. These loans are originated through relationships with various vendors whose customers are predominantly outside the Bank's traditional market area. These loans earn a higher rate of interest than the Bank's standard portfolio of loans, but carry a higher credit risk as well. Management reviews all loans very closely for changes in payment activity.

Commercial loans have grown $6,864,000 since year-end 2002, as have home equity loans, which have grown $2,672,000 over the first six months of 2003. It should be noted that the majority of these loans are tied to the prime rate, which is now at its historic low point. This continues to put pressure on our net interest margin.

Total deposits increased $8,956,000 during the first six months of 2003 compared to a decrease of $17,655,000 during the same period last year. The increases have occurred mostly in savings and consumer time deposits, which grew $5,241,000, plus a $6,632,000 increase in time deposits in amounts equal to or greater than $100,000. The first six months of 2003 saw an $11,873,000 increase in the two types of accounts after having had a $17,216,000 decrease in such funds during the first six months of 2002. Last year saw the final roll-off of a large amount of time deposits that had been placed on the Bank's books 21 to 28 months prior, at rates that were substantially above the then-current market rates. National rates fell throughout 2001 and 2002, and continued at low levels throughout the first six months of 2003. The Bank has experienced great pressure on our net interest margin because of those deposits. All of those deposits have now been replaced at current market rates with either rollovers, public funds or brokered deposits. Overall funding rates are now poised to have a favorable impact on our net interest margin. As an example, the year-to-date average cost of deposits and borrowed funds is 2.65% in 2003 versus 3.35% in 2002.

Borrowed funds have decreased just $250,000 since year end, with short-term overnight borrowings at $100,000. Federal Home Loan Bank long-term advances have held steady at $11,500,000 and federal funds borrowed have decreased by $250,000, with current overnight rates running less than 1.5%. The FHLB borrowing is a fixed-rate ten-year convertible issue placed five years ago at 4.60%. There is little likelihood that the issue will be called or converted in the current market. The Federal Reserve Bank has maintained low discount rates and federal funds target rates throughout the year.

Total shareholders' equity increased $1,294,000 during the first six months of 2003 compared to an increase of $483,000 a year ago. Net income was $917,000 for the six months of 2003, with dividends paid of $442,000, compared to earnings of $756,000 and dividends paid of $439,000 in 2002. Accumulated unrealized earnings from the fair market value adjustment for securities held for sale added $843,000 to equity in 2003 versus an addition of $150,000 in 2002. The remaining activity in the equity accounts resulted in a net reduction in value of $24,000 in 2003 due to treasury stock purchases and issuance of shares to cover stock options exercised. This compares to a net increase in value of $16,000 during the same period in 2002 due to the issuance of shares to cover conversion of directors' fees in the deferred compensation plan. Net income for the six month period was up primarily due to lower interest expense of $516,000, partially offset by lower interest income of $141,000 and higher provision for loan losses of $125,000, and higher operating expense of $86,000. Shareholders' equity to total assets was 8.26% at June 30, 2003 compared to 8.09% at December 31, 2002, an increase of 2.1%.

RESULTS OF OPERATIONS

Net income for the three months ended June 30, 2003 was $544,000 compared to $503,000 during the same period in 2002. Earnings for the six-month period ending June 30, 2003 were $917,000 compared to $756,000 in 2002. Diluted earnings per share increased to $.47 from $.43 for the quarters ended June 30, and to $.79 from $.65 for the six-month periods in the respective years. Discussed below are the major factors that have influenced these operating results.

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




--------------------------------------------------------------------------------

                           COMMERCIAL BANCSHARES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Fully-taxable equivalent interest income for the three month period ending June 30, 2003 was $4,228,000 compared to $4,171,000 during the same period in 2002, an increase of $57,000. This increase was principally due to interest on securities being $162,000 more in 2003 than in 2002, while interest and fees on loans declined $105,000. The level of average securities increased $17,357,000, to $48,746,000 in 2003 from $31,389,000 in 2002, while average loan balances increased $4,146,000 to $198,275,000 in 2003 from $194,129,000 in 2002. A generally flat interest rate environment during all of 2002, and a declining environment throughout all of 2003 has contributed to decreased yields on loans and securities. The tax-equivalent yield on interest-earning assets decreased to 6.87% during the second quarter of 2003 from 7.42% during the same period in 2002.

Fully-taxable equivalent interest income for the six months of 2003 was $8,314,000 compared to $8,360,000 during the same period in 2002, a decrease of $46,000. This decrease was principally due to interest and fees on loans being $319,000 less in 2003 than in 2002, while interest on securities increased $273,000. The level of average loans increased $2,403,000, to $197,073,000 in 2003 from $194,670,000 in 2002, and security balances grew $14,871,000 to
$45,714,000 in 2003 from $30,843,000 in 2002. The tax-equivalent yield on interest-earning assets decreased to 6.91% during the first six months of 2003 from 7.48% during the same period in 2002.




--------------------------------------------------------------------------------

                           COMMERCIAL BANCSHARES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

The following table provides an analysis of the average balances, yields and rates on interest-earning assets and interest-bearing liabilities.

                                                                  Three Months Ended June 30,
                                             --------------------------------------------------------------------
                                                           2003                                2002
                                             --------------------------------    --------------------------------
                                               Average                Average     Average                Average
                                               balance    Interest  yield/rate    balance    Interest  yield/rate
                                             ----------   --------  ----------  ----------   --------  ----------
                                                                      ($ in thousands)
Securities (1)                              $    48,746   $    592      4.87%   $   31,389   $    430      5.50%
Loans (2)                                       198,275      3,636      7.36       194,129      3,741      7.73
                                             ----------   --------              ----------   --------
     Total interest-earning assets              247,021      4,228      6.87       225,518      4,171      7.42
Other assets                                     17,962                             17,219
                                             ----------                         ----------
         Total assets                       $   264,983                         $  242,737
                                             ==========                         ==========

Deposits - interest bearing                 $   207,322      1,274      2.47%   $  175,777      1,288      2.94%
Borrowed funds                                   13,251        138      4.19        27,276        208      3.06
                                            -----------   --------              ----------   --------
     Total interest-bearing deposits
           and borrowings                   $   220,573      1,412      2.57    $  203,053      1,496      2.95
Noninterest-bearing demand deposits              19,799                             18,647
Other liabilities                                 2,793                              1,411
Shareholder's equity                             21,818                             19,626
                                            -----------                         ----------
         Total liabilities and
         shareholders' equity               $   264,983                         $  242,737
                                            ===========                         ==========

Net interest income                                       $  2,816                           $  2,675
                                                          ========                           ========

Interest rate spread                                                    4.30%                              4.47%

Net interest margin (3)                                                 4.57%                              4.76%


----------------

(1) Securities include federal funds sold for purposes of this yield table. Average yields on all securities have been computed based on amortized cost. Income on tax exempt securities has been computed on a fully-taxable equivalent basis using a 34% tax rate and the average cost of funds to support the purchases. The adjustment is $138,000 and $79,000 for 2003 and 2002.

(2) Average balance is net of deferred loan fees and loan discounts. Interest income includes loan fees of $176,000 and $175,000 and deferred dealer reserve expense of $96,000 and $126,000 in 2003 and 2002.

(3)  Net interest income as a percentage of average interest-earning assets.




--------------------------------------------------------------------------------

                           COMMERCIAL BANCSHARES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

The following table provides an analysis of the average balances, yields and rates on interest-earning assets and interest-bearing liabilities.

                                                                  Six Months Ended June 30,
                                             -------------------------------------------------------------------
                                                            2003                               2002
                                             --------------------------------    -------------------------------
                                               Average                Average     Average                Average
                                               balance    Interest  yield/rate    balance    Interest  yield/rate
                                             ----------   --------  ----------    -------    --------  ----------
                                                                      ($ in thousands)
Securities (1)                               $   45,714   $  1,116      4.92%    $  30,843    $   843      5.51%
Loans (2)                                       197,073      7,198      7.37       194,670      7,517      7.79
                                             ----------   --------               ---------    -------
     Total interest-earning assets              242,787      8,314      6.91       225,513      8,360      7.48
Other assets                                     18,011                             17,134
                                             ----------                          ---------
         Total assets                        $  260,798                          $ 242,647
                                             ==========                          =========

Deposits - interest bearing                  $  204,771      2,588      2.55%    $ 180,760      3,006      3.35%
Borrowed funds                                   12,537        270      4.35        22,444        368      3.31
                                             ----------   --------               ---------    -------
     Total interest-bearing deposits
           and borrowings                    $  217,308      2,858      2.65     $ 203,204      3,374      3.35
Noninterest-bearing demand deposits              19,700                             18,369
Other liabilities                                 2,362                              1,518
Shareholder's equity                             21,428                             19,556
                                             ----------                          ---------
         Total liabilities and
         shareholders' equity                $  260,798                          $ 242,647
                                             ==========                          =========

Net interest income                                       $  5,456                            $ 4,986
                                                          ========                            =======

Interest rate spread                                                    4.25%                              4.13%

Net interest margin (3)                                                 4.53%                              4.46%

---------------

(1) Securities include federal funds sold for purposes of this yield table. Average yields on all securities have been computed based on amortized cost. Income on tax exempt securities has been computed on a fully-taxable equivalent basis using a 34% tax rate and the average cost of funds to support the purchases. The adjustment is $252,000 and $157,000 for 2003 and 2002.

(2) Average balance is net of deferred loan fees and loan discounts. Interest income includes loan fees of $332,000 and $362,000 and deferred dealer reserve expense of $193,000 and $245,000 in 2003 and 2002.

(3)  Net interest income as a percentage of average interest-earning assets.


Interest expense decreased $84,000 to $1,412,000 during the second quarter of 2003 from $1,496,000 during the same period in 2002. The decrease was principally due to the cost of borrowings being $69,000 less in 2003 than in 2002, with interest on deposits decreasing $14,000. The quarterly average balance of interest bearing deposits increased by $31,545,000, to $207,322,000 in 2003 from $175,777,000 in 2002. The runoff of high-rate time deposits in 2002 has been replaced with market-rate rollovers, public funds and brokered deposits. This greatly reduced the Corporation's interest expense such that equivalent rates for the three month periods on interest-bearing funds declined to 2.47% from 2.94%. The Bank decreased its use of Federal Home Loan Bank advances as deposits grew, using $14,025,000 fewer borrowed funds from year-to-year. However, due to the long-term fixed-rate nature of the core $11,500,000 of FHLB advances, the average rate on borrowed funds rose to 4.19% from 3.06% in this same period.

Interest expense decreased $516,000 to $2,858,000 during the six months ended June 30, 2003 from $3,374,000 during that period in 2002. The decrease was principally due to the cost of deposits being $418,000 less in 2003 than in 2002. The average rate on deposits was 2.55%, down from 3.35% the year before. The average balance of interest bearing deposits increased by $24,011,000, to $204,771,000 in the first six months of 2003 from $180,760,000 in 2002. The cost of borrowed funds increased to 4.35% during the six months of 2003 from 3.31% during the same period in 2002, but average balances for borrowed funds declined $9,907,000 from year-to-year.

The provision for loan losses increased $65,000 to $325,000 for the second quarter 2003 compared to $260,000 during 2002. The provision was $125,000 higher for the six months ended June 30, 2003 at $625,000 compared to $500,000 for the same period in 2002. The higher amounts reflect the higher amount of net charge-offs in 2003, as well as the higher total loan balances. Net charge-offs were $71,000 higher during the second quarter in 2003 than in 2002. Net charge-offs for the six month period was $357,000 higher in 2003 than in 2002. $225,000 of those charge-offs came from one customer relationship, which had contributed $2,240,000 to both the non-accrual and non-performing balances at year end 2002. Non-performing and impaired loan balances reflect the




--------------------------------------------------------------------------------

                           COMMERCIAL BANCSHARES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

reductions brought about by the resolution of this relationship, which ultimately led to the $225,000 charge-off. The $1,086,000 increase in loans past due 90 days and still accruing during 2003 versus year-end 2002 is primarily due to $848,000 of loans that have matured and are being renewed, but delays in the receipt of current appraisals and financial statements have prevented the new notes from being signed.

Management determines the adequacy of the allowance for loan losses through its analysis of specific problem loans and historical charge-off experience in addition to its evaluation of local and national economic conditions. The Bank believes that the current allowance balance is sufficient to cover probable identified losses in the loan portfolio.

Total noninterest income was $753,000 for the second quarter of 2003 compared to $718,000 for the same period in 2002, an increase of $35,000. Items contributing to the increase included service fees and overdraft charges for $189,000 more, ATM usage fees at $14,000 more, gains on sales of securities at $31,000 more, Countrywide commissions at $46,000, and $10,000 more in Beck Title fees. These increases were partially offset by lower gains on the sale of loans for $200,000 and $18,000 less for gains on the sale of foreclosed assets for the three month period. The reduction in gains on the sale of loans represents a reduction in the recognition of non-cash mortgage servicing rights associated with the sold loans in the amount of $142,000 in addition to the actual cash gains involved in the sales.

Total noninterest income was $1,366,000 for the six months of 2003 compared to $1,305,000 in the prior year, an increase of $61,000. Items contributing to the six month increase include $315,000 more in service fees and overdraft charges, $19,000 more in ATM charges, $10,000 more in Beck Title fees, and $88,000 in Countrywide commissions. These increases were partially offset by $386,000 fewer gains from the sale of loans, $45,000 less in gains from the sale of foreclosed assets, and $23,000 less in servicing income on real estate loans sold. The reduction in gains on the sale of loans represents a reduction in the recognition of non-cash mortgage servicing rights associated with the sold loans in the amount of $275,000 in addition to the actual cash gains involved in the sales.

Total noninterest expense increased $52,000 to $2,425,000 in the three months of the second quarter 2003 compared to $2,373,000 in the same period during 2002. The largest increase of $57,000 came in salaries and employee benefits, a 5.2% increase, plus $14,000 more for data processing, $9,000 for amortization of intangible mortgage servicing rights, and $21,000 for other operating expense including $11,000 for loan origination expenses, and $5,000 for ATM processing expenses. These increases were partially offset by lower occupancy costs of $16,000 and $30,000 for professional services from the Bank's external auditors and lawyers.

Six month expenses rose $86,000 to $4,804,000 in 2003 compared to $4,718,000 during the same period in 2002. Increases were realized for salaries and employee benefits of $125,000 (5.7%), $28,000 for data processing, and $50,000 for other operating expenses, including $15,000 for ATM operating expenses and $59,000 in net losses on overdrafts. These increases were partially offset by decreases in occupancy expense of $22,000, and $70,000 in lower amortization of intangible mortgage servicing rights.

The three month before tax income of $681,000 for 2003 is virtually the same as the $682,000 for 2002. The taxes accrued for 2003 are only $137,000, $42,000 less than the $179,000 in 2002. This reflects the increased amount of income generated by the portfolio of nontaxable securities and loans in 2003 which increased $127,000 in 2003.

The six month before tax income of $1,141,000 in 2003 is $158,000 more than the $983,000 of 2002. Taxes paid on that income is virtually the same at $224,000 in 2003 versus $227,000 in 2002. This also reflects the larger reliance on nontaxable securities and loans income which grew $198,000.

LIQUIDITY AND CAPITAL RESOURCES

The Corporation's liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities, which are summarized in the Condensed Consolidated Statements of Cash Flows. Cash and cash equivalents amounted to $8,078,000 at June 30, 2003 compared to $7,057,000 at December 31, 2002.

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

At June 30, 2003, the Bank's leverage ratio was 7.96% and the risk-based capital ratio was 11.05%, both of which exceeded the minimum regulatory requirements to be considered well-capitalized. Likewise, the Corporation's leverage and risk-based capital ratios, 8.05% and 11.17% at June 30, 2003, exceeded well-capitalized levels.

--------------------------------------------------------------------------------
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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




--------------------------------------------------------------------------------

                           COMMERCIAL BANCSHARES, INC.
                                    FORM 10-Q
                           Quarter ended June 30, 2003
                           PART II - OTHER INFORMATION

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

Item 4 -  Submission of Matters to a Vote of Security Holders:
          The Annual Meeting of Shareholders (the "Meeting") of the Corporation was held April 9, 2003 at the main office of the Commercial Savings Bank in Upper Sandusky. There were 752,219 shares of the 1,163,175 eligible shares currently outstanding, or 64.7%, represented in person or by proxy at the Meeting. Items of business transacted at the meeting included the election of Class III Directors of the Company. Each of the four nominees, namely Hazel D. Franks, Raymond E. Graves, Richard A. Sheaffer, and Michael A. Shope, received at least 711,923 votes, or 94.64% of the shares represented at the Meeting, and were elected as Class III Directors of the Company, with each term expiring at the Company's 2006 Annual Meeting. Of the votes cast, the candidates received the following number and percentages of the 752,219 available. Mrs. Franks received 735,584 or 97.8%. Mr. Graves received 728,082 or 96.8%. Mr. Sheaffer received 736,057 or 97.9%. Mr. Shope received 711,923 or 94.6%. The remaining eight members of the Board of Directors not up for election this year are Daniel E. Berg, Lynn R. Child, Mark Dillon, Edwin G. Emerson, Deborah J. Grafmiller, Michael A. Mastro, William E. Ruse, and Douglas C. Smith.

Item 5 -  Other Information:
          There are no matters required to be reported under this item.

Item 6 -  Exhibits and Reports on Form 8-K:

          (a) Exhibit 11, Statement re computation of per share earnings (reference is hereby made to Note 2 to the Consolidated Financial Statements on page 7 hereof)

          (b) Report on Form 8-K has been filed during the quarter ended June 30, 2003 on April 9, 2003 regarding results of the election at the Shareholders' Meeting.

          (c) Report on Form 8-K filed on April 9, 2003 included notification of the change in Registrant's Certifying Accountant from Crowe Chizek and Company LLC to Plante & Moran, LLP. The change was in keeping with the provisions of the Sarbanes-Oxley Act, requiring the separation of external and internal accounting providers, with Crowe Chizek and Company LLC continuing as provider of internal accounting services, rather than providing both services.




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


                                      COMMERCIAL BANCSHARES, INC.
                                      ------------------------------------------
                                      (Registrant)



Date:    08/12/2003                   /s/ Raymond E. Graves
     ------------------               ------------------------------------------
                                      (Signature)
                                      Raymond E. Graves
                                      President and Chief Executive Officer



Date:    08/12/2003                   /s/ John C. Haller
     ------------------               ------------------------------------------
                                      (Signature)
                                      John C. Haller
                                      Vice President and Chief Financial Officer





--------------------------------------------------------------------------------