Form 10-Q
period 2003-09-30
COMMERCIAL BANCSHARES INC \OH\
filed 2003-11-14
CIK 1009976

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
1934

For the Quarterly Period ended SEPTEMBER 30, 2003. Commission File Number 000-27894

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

As of November 10, 2003, the last practicable date, there were 1,161,952 outstanding of the registrant's common shares, no par value.

                           COMMERCIAL BANCSHARES, INC.

INDEX

                                                                                            Page
                                                                                            ----
PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Balance Sheets...................................................     3

           Consolidated Statements of Income ............................................     4

           Condensed Consolidated Statements of Changes in Shareholders' Equity..........     5

           Condensed Consolidated Statements of Cash Flows ..............................     6

           Notes to Consolidated Financial Statements ...................................     7

  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations...............................    10

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk....................    19

PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings.............................................................    20

  Item 2.  Changes in Securities and Use of Proceeds.....................................    20

  Item 3.  Defaults Upon Senior Securities...............................................    20

  Item 4.  Submission of Matters to a Vote of Security Holders...........................    20

  Item 5.  Other Information.............................................................    20

  Item 6.  Exhibits and Reports on Form 8-K..............................................    20

SIGNATURES ..............................................................................    21

EXHIBIT A: CEO 302 Certification ........................................................    22
           CFO 302 Certification ........................................................    23
           CEO 906 Certification ........................................................    24
           CFO 906 Certification ........................................................    25

                           COMMERCIAL BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                              September 30,   December 31,
                                                                  2003            2002
                                                              -------------   ------------
                                                                    ($ in thousands)
ASSETS
Cash and cash equivalents                                     $       8,944   $      7,057

Securities available for sale                                        45,292         39,668
Total loans                                                         204,668        202,065
Allowance for loan losses                                            (2,059)        (2,091)
                                                              -------------   ------------
    Loans, net                                                      202,609        199,974
Premises and equipment, net                                           6,306          6,167
Accrued interest receivable                                           1,415          1,197
Other assets                                                          2,390          2,738
                                                              -------------   ------------

       Total assets                                           $     266,956   $    256,801
                                                              =============   ============

LIABILITIES
Deposits
     Noninterest-bearing demand                               $      20,125   $     22,453
     Interest-bearing demand                                         66,244         64,678
     Savings and time deposits                                      105,215        102,363
     Time deposits $100,000 and greater                              40,210         33,314
                                                              -------------   ------------
       Total deposits                                               231,794        222,808
FHLB advances                                                        11,500         11,500
Other borrowed funds                                                  1,020            350
Accrued interest payable                                                400            329
Other liabilities                                                       876          1,036
                                                              -------------   ------------
       Total liabilities                                            245,590        236,023
                                                              -------------   ------------

SHAREHOLDERS' EQUITY
Common stock, no par value; 4,000,000 shares authorized,
    1,161,952 and 1,164,233 shares issued in 2003 and 2002           10,694         10,674
Retained earnings                                                    10,964         10,256
Deferred compensation plan shares, at cost,
    11,443 and 11,113 shares in 2003 and 2002                          (280)          (272)
Treasury stock, 2,770 in 2003, 529 shares in 2002                       (70)           (12)
Accumulated other comprehensive income                                   58            132
                                                              -------------   ------------
       Total shareholders' equity                                    21,366         20,778
                                                              -------------   ------------

       Total liabilities and shareholders' equity             $     266,956   $    256,801
                                                              =============   ============

               See notes to the consolidated financial statements.

                           COMMERCIAL BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

(Amounts in thousands, except per share data)

                                             Three Months Ended        Nine Months Ended
                                                September 30,            September 30,
                                            --------------------      -------------------
                                              2003        2002          2003       2002
                                            --------    --------      --------   --------
INTEREST INCOME
    Interest and fees on loans              $  3,655    $  3,823      $ 10,854   $ 11,340
    Interest on securities:
        Taxable                                  143         143           453        478
        Nontaxable                               295         212           841        560
    Other interest income                          3           7            12         10
                                            --------    --------      --------   --------
            Total interest income              4,096       4,185        12,160     12,388
                                            --------    --------      --------   --------
INTEREST EXPENSE
    Interest on deposits                       1,271       1,259         3,860      4,265
    Interest on borrowings                       138         192           408        560
                                            --------    --------      --------   --------
            Total interest expense             1,409       1,451         4,268      4,825
                                            --------    --------      --------   --------

NET INTEREST INCOME                            2,687       2,734         7,892      7,563

Provision for loan losses                        465         405         1,090        905
                                            --------    --------      --------   --------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                    2,222       2,329         6,802      6,658
                                            --------    --------      --------   --------

OTHER INCOME
    Service fees and overdraft charges           550         567         1,581      1,260
    Gains on sale of securities, net              46         215           142        272
    Gains on sale of loans, net                    3         (33)            8        291
    Gains on sale of foreclosed assets            --         (24)           --         21
    Other income                                 111         123           345        309
                                            --------    --------      --------   --------
            Total other income                   710         848         2,076      2,153
                                            --------    --------      --------   --------

OTHER EXPENSE
    Salaries and employee benefits             1,156       1,147         3,482      3,348
    Occupancy, furniture and equipment           227         238           695        728
    State taxes                                   91          88           276        272
    Data processing                              177         171           534        500
    FDIC deposit insurance                        17          17            51         53
    Professional fees                             50          80           185        238
    Amortization of intangibles                   82          84           256        262
    Other operating expense                      543         550         1,669      1,626
                                            --------    --------      --------   --------
            Total other expense                2,343       2,375         7,148      7,026
                                            --------    --------      --------   --------

Income before federal income taxes               589         802         1,730      1,785
Income tax expense                                98         206           322        433
                                            --------    --------      --------   --------

Net income                                  $    491    $    596      $  1,408   $  1,352
                                            ========    ========      ========   ========

Basic earnings per common share             $    .42    $    .52      $   1.21   $   1.17
                                            ========    ========      ========   ========
Diluted earnings per common share           $    .42    $    .51      $   1.21   $   1.16
                                            ========    ========      ========   ========

               See notes to the consolidated financial statements.

                           COMMERCIAL BANCSHARES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                                   (Unaudited)

(Amounts in thousands, except per share data)

                                                                     Three Months Ended
                                                                        September 30,
                                                                     -------------------
                                                                       2003       2002
                                                                     --------   --------
Balance at beginning of period                                       $ 22,072   $ 19,702

Comprehensive income:
    Net income                                                            491        596
    Change in net unrealized gain (loss) on securities
      available for sale, net of reclassification and tax effects        (917)       538
                                                                     --------   --------
         Total comprehensive income                                      (426)     1,134

Shares issued, options exercised 8,250 shares in 2002                      --        145

Treasury stock purchase, 2,320 shares in 2003                             (59)        --

Dividends paid ($.19 and $.19 per share in 2003 and 2002)                (221)      (222)
                                                                     --------   --------

Balance at end of period                                             $ 21,366   $ 20,759
                                                                     ========   ========

                                                                      Nine Months Ended
                                                                        September 30,
                                                                     -------------------
                                                                       2003       2002
                                                                     --------   --------
Balance at beginning of period                                       $ 20,778   $ 19,219

Comprehensive income:
     Net income                                                         1,408      1,352
     Change in net unrealized gain (loss) on securities
       available for sale, net of reclassification and tax effects        (74)       688
                                                                     --------   --------
         Total comprehensive income                                     1,334      2,040

Common stock issued, 489 shares for options exercised in
    2003, 8,250 for options exercised in 2002, and 689 shares for
    deferred compensation plan in 2002                                     12        161

Treasury stock purchased, 6,960 shares at cost in 2003                   (174)        --

Treasury stock reissued for options exercised, 4,719 shares in 2003        79         --

Dividends paid ($.57 and $.57 per share in 2003 and 2002)                (663)      (661)
                                                                     --------   --------

Balance at end of period                                             $ 21,366   $ 20,759
                                                                     ========   ========

               See notes to the consolidated financial statements.

                           COMMERCIAL BANCSHARES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      Nine Months Ended
                                                                        September 30,
                                                                   -----------------------
                                                                      2003         2002
                                                                   ----------   ----------
                                                                      ($ in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                     $    1,408   $    1,352
    Adjustments                                                         1,462      (10,982)
                                                                   ----------   ----------
        Net cash from operating activities                              2,870       (9,630)

CASH FLOWS FROM INVESTING ACTIVITIES
    Securities available for sale
        Purchases                                                     (31,562)     (24,241)
        Maturities and repayments                                       5,687        2,438
        Sales                                                          20,182       16,382
    Net change in loans                                                (4,234)      10,260
    Proceeds from sale of foreclosed/repossessed assets                   542          229
    Sale of land owned by the Bank                                         --           37
    Bank premises and equipment expenditures                             (508)        (152)
                                                                   ----------   ----------
          Net cash from investing activities                           (9,893)       4,953
                                                                   ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net change in deposits                                              8,985        7,665
    Net change in borrowings from FHLB                                     --        1,500
    Net change in federal funds purchased                                 670         (940)
    Common shares issued                                                   92          161
    Treasury shares purchased                                            (174)          --
    Cash dividends paid                                                  (663)        (661)
                                                                   ----------   ----------
          Net cash from financing activities                            8,910        7,725
                                                                   ----------   ----------

Net change in cash and cash equivalents                                 1,887        3,048

Cash and cash equivalents at beginning of period                        7,057        7,640
                                                                   ----------   ----------

Cash and cash equivalents at end of period                         $    8,944   $   10,688
                                                                   ===========  ==========

SUPPLEMENTAL DISCLOSURES
    Cash paid for interest                                         $    4,196   $    4,974
    Cash paid for income taxes                                            403          400
    Non-cash transfer of loans to foreclosed/repossessed assets           366          606

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

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Corporation at September 30, 2003, and results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances. The Annual Report for the Corporation for the year ended December 31, 2002, contains consolidated financial statements and related notes, which should be read in conjunction with the accompanying consolidated financial statements.

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

Financial Statement Presentation: Certain items in prior financial statements have been reclassified to conform to the current presentation of information.

NOTE 2 - EARNINGS PER SHARE

Weighted average shares (adjusted for the stock dividend) used in determining basic and diluted earnings per share are as follows:

                                                          2003        2002
                                                          ----        ----
Weighted average shares outstanding during the period   1,163,959   1,155,839
Dilutive effect of exercisable stock options                3,021       3,117
                                                        ---------   ---------
Weighted average shares considering dilutive effect     1,166,980   1,158,956
                                                        =========   =========

At September 30, 2003 and 2002 there were 34,171 and 73,826 stock options that were not considered in computing diluted earnings per share because they were anti-dilutive. The reduction in the number of non-dilutive shares is a direct result of both an increase in market value, which gave the 1998 plan shares a minimal value, as well as the exercising of more than 13,400 shares from the 1997 plan.

                           COMMERCIAL BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS

Loans were as follows:

                                  September 30, 2003   December 31, 2002
                                  ------------------   -----------------
                                             ($ in thousands)
Commercial and other loans            $  125,078          $   115,813
Real estate loans                         12,872               19,321
Construction loans                            81                  856
Home equity loans                         12,719                9,631
Consumer and credit card loans            35,802               45,468
Consumer finance loans                    18,116               10,976
                                      ----------          -----------
   Total loans                        $  204,668          $   202,065
                                      ==========          ===========

The subsidiary Bank is an authorized seller/servicer for the Federal Home Loan Mortgage Corporation (FHLMC), but has curtailed such activity in favor of originating new fixed-rate mortgages in conjunction with Countrywide, Incorporated. Under this arrangement, the Bank no longer owns the originated loans, but initiates the process through to closing, but final funding comes directly from Countrywide, for which the Bank earns a fee. At September 30, 2003 and December 31, 2002, loans sold to FHLMC for which the Bank has retained servicing totaled $54,745,000 and $87,569,000, and real estate loans originated and held for sale totaled zero in 2003 and $226,000 at year end 2002.

Activity in the allowance for loan losses for the three months ended September 30 was as follows:

                                               2003            2002
                                               ----            ----
                                                 ($ in thousands)
Beginning balance                            $   1,981       $   1,865
Provision for loan loss                            465             405
Loans charged off                                 (400)           (300)
Recoveries of loans previously charged-off          13              34
                                             ---------       ---------
     Ending balance                          $   2,059       $   2,004
                                             =========       =========

Activity in the allowance for loan losses for the nine months ended September 30 was as follows:

                                               2003            2002
                                               ----            ----
                                                 ($ in thousands)
Beginning balance                            $   2,091       $   1,743
Provision for loan loss                          1,090             905
Loans charged off                               (1,205)           (761)
Recoveries of loans previously charged-off          83             117
                                             ---------       ---------
   Ending balance                            $   2,059       $   2,004
                                             =========       =========

Impaired loans were as follows:

                                               September 30, 2003   December 31, 2002
                                               ------------------   -----------------
                                                          ($ in thousands)
Period-end loans with no allocated allowance      $     1,924           $   2,340
Period-end loans with allocated allowance                 385               1,827
                                                  -----------           ---------
     Total                                        $     2,309           $   3,865
                                                  ===========           =========
Amount of allowance for loan loss allocated       $       199           $     298

Nonperforming loans were as follows:

                                               September 30, 2003   December 31, 2002
                                               ------------------   -----------------
                                                          ($ in thousands)
Loans past due over 90 days still on accrual      $       340           $      46
Nonaccrual loans                                        2,278               3,865

The impaired and nonperforming loans have been considered in management's evaluation of the adequacy of the allowance for loan losses. Nonperforming loans include substantially all impaired loans and smaller balance homogenous loans, such as residential mortgage and consumer loans, that are collectively evaluated for impairment. All consumer loans included have already been partially charged down to their estimated collateral recovery value, thereby negating a need for specific impaired allowances. A loan relationship has been resolved since year-end which accounted for $2,240,000 of both the impaired and nonaccrual balances at December 31, 2002, and $225,000 of the charge-off amounts in 2003. Loans past due over 90 days and still accruing include $76,000 of loans that have matured per original terms, and are in the process of being rewritten, pending receipt of current appraisals and financial statements. Management does not consider these loans to present a loss potential.

                           COMMERCIAL BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - OTHER COMPREHENSIVE INCOME

Other comprehensive income for the three months ended September 30 was as follows:

                                                                               2003         2002
                                                                               ----         ----
                                                                                ($ in thousands)
Unrealized holding gains (losses) on securities available for sale           $  (1,343)   $   1,029
Less: Reclassification adjustment for losses (gains) recognized in income          (46)        (214)
                                                                             ---------    ---------
    Net unrealized holding gains (losses)                                       (1,389)         815
Tax effect                                                                        (472)         277
                                                                             ---------    ---------
    Other comprehensive income                                               $    (917)   $     538
                                                                             =========    =========

Other comprehensive income for the nine months ended September 30 was as follows:

                                                                               2003         2002
                                                                               ----         ----
                                                                                ($ in thousands)
Unrealized holding gains (losses) on securities available for sale           $      30    $   1,314
Less: Reclassification adjustment for losses (gains) recognized in income         (142)        (272)
                                                                             ---------    ---------
     Net unrealized holding gains (losses)                                        (112)       1,042
Tax effect                                                                         (38)         354
                                                                             ---------    ---------
     Other comprehensive income                                              $     (74)   $     688
                                                                             =========    =========

                           COMMERCIAL BANCSHARES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion focuses on the consolidated financial condition of Commercial Bancshares, Inc. at September 30, 2003, compared to December 31, 2002, and the consolidated results of operations for the quarterly and year-to-date periods ending September 30, 2003 compared to the same periods in 2002. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements and related footnotes.

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

New to this quarter's discussion is the inclusion of three new tables detailing the dollar and percent changes in ending and average balances for the analysis of the "Financial Condition" section as well as the quarterly and year-to-date changes in income and expense items for the "Results of Operations" section. The tables are provided to allow the reader to reference all changes in balances and net income in a centralized fashion, and then concentrate on the discussion of why the values changed rather than get caught up in the details of each dollar change. The reader should be able to get a clearer picture of the Company's overall performance when coupled with the existing yield analysis tables.

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

FINANCIAL CONDITION

Total assets increased by around $10 million in each of the nine month periods ended September 30, from the previous year ends. This represents an increase of 4% in both years. In light of market conditions wherein inflation has been low, interest rates have remained flat, and the overnight rates even declined an additional 25 points during the first quarter of 2003. This sustained low-rate environment has squeezed the earning power of the Bank, especially given three significant factors involving specific investments or funding decisions made by the management staff.

The management team decided two years ago to curtail involvement with a dealer in horse trailers based in Denver. As that decision has progressed, repayments on loans in that portfolio have driven the balance down from more than $35 million at year end 2001, to just over $20 million as of September 30, 2003. In addition, the Bank has become an originator of long-term, fixed-rate real estate loans for Countrywide, Incorporated. In doing so, the Bank no longer has an inventory of loans originated and ready to be sold on its books since the new loans are funded directly by Countrywide. In addition, the partnership with Countrywide has allowed the Bank to package non-conforming loans, which formerly were ineligible for sale, for sale or refinancing, thus clearing them from the Bank's books. It is management's intent that only adjustable rate mortgages be held in portfolio for investment purposes by the Bank. Total real estate loan balances have shrunk from more than $42 million at year end 2001, to just under $13 million as of September 30, 2003.

                           COMMERCIAL BANCSHARES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                             ENDING BALANCES AS OF THE DATE SHOWN
                                 -------------------------------------------------------------------------------------------
                                 09/30/03    12/31/02     $ CHG      % CHG      09/30/02    12/31/01     $ CHG        % CHG
                                 --------    --------    -------     ------     --------    --------    --------     -------
Cash & Fed funds                    8,944       7,057      1,887      26.74       10,688       7,640       3,048       39.90
Securities AFS                     45,292      39,668      5,624      14.18       36,171      29,788       6,383       21.43
Gross loans                       204,668     202,065      2,603       1.29      200,914     198,937       1,977        0.99
Allowance for loan losses          (2,059)     (2,091)        32      (1.53)      (2,004)     (1,743)       (261)      14.97
                                 --------    --------    -------     ------     --------    --------    --------     -------
    Loans, net                    202,609     199,974      2,635       1.32      198,910     197,194       1,716        0.87
Premises & Equipment                6,306       6,167        139       2.25        6,071       6,354        (283)      (4.45)
Accrued interest receivable         1,415       1,197        218      18.21        1,271       1,260          11        0.87
Other Assets                        2,390       2,738       (348)    (12.71)       2,841       3,834        (993)     (25.90)
                                 --------    --------    -------     ------     --------    --------    --------     -------
    Total assets                  266,956     256,801     10,155       3.95      255,952     246,070       9,882        4.02
                                 ========    ========    =======     ======     ========    ========    ========     =======

Noninterest-bearing demand         20,125      22,453     (2,328)    (10.37)      19,166      19,016         150        0.79
Interest-bearing demand            66,244      64,678      1,566       2.42       63,613      57,417       6,196       10.79
Savings and time deposits         105,215     102,363      2,852       2.79       96,992     110,319     (13,327)     (12.08)
Time deposits of $100k             40,210      33,314      6,896      20.70       33,114      18,469      14,645       79.30
                                 --------    --------    -------     ------     --------    --------    --------     -------
    Total deposits                231,794     222,808      8,986       4.03      212,885     205,221       7,664        3.73
FHLB advances                      11,500      11,500          0       0.00       20,800      19,300       1,500        7.77
Other borrowed funds                1,020         350        670     191.43            0         940        (940)    (100.00)
Accrued interest payable              400         329         71      21.58          297         446        (149)     (33.41)
Other liabilities                     876       1,036       (160)    (15.44)       1,211         944         267       28.28
                                 --------    --------    -------     ------     --------    --------    --------     -------
    Total liabilities             245,590     236,023      9,567       4.05      235,193     226,851       8,342        3.68
Shareholders' equity               21,366      20,778        588       2.83       20,759      19,219       1,540        8.01
                                 --------    --------    -------     ------     --------    --------    --------     -------
    Total liabilities & equity    266,956     256,801     10,155       3.95      255,952     246,070       9,882        4.02
                                 ========    ========    =======     ======     ========    ========    ========     =======

                           COMMERCIAL BANCSHARES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

These two loan portfolio decisions were made in conjunction with a decision to emphasize loan growth in commercial and agriculture loans at the Bank, as well as consumer loans originated through Advantage Finance. Thus, loan growth in those areas has more than offset the combined loss of more than $45 million in balances in the horse trailer and real estate portfolios, with commercial and agriculture loans growing by more than $40 million, and the consumer finance loans growing more than $15 million, such that total gross loans grew by $6.7 million since year end 2001. As the loan portfolios have shifted and grown, the mix of loans has shifted to slightly riskier collateral positions, and additional amounts have been added to the reserve for loan losses to cover those changes. More than $315,000 has been added to the reserve balance to cover the growth of the portfolio and to move our coverage from 0.88% to 1.00%. In order to cover the net charge offs and growth over the last year and nine months, the Bank has expensed $2,245,000 through the provision for loan losses.

The third factor involved in the changing mix of portfolios throughout the Bank was the pricing of depository products, especially certificates of deposits. A large block of higher-than-market-rate certificates were placed during the year 2000 for terms ranging from 21 to 28 months. These deposits stayed on the books throughout 2001 and much of 2002, finally maturing in mid-year last year. The low-rate environment saw earnings deteriorate as the 7% plus rates of expense far outpaced the declining prime rate, which even now is 4.00%. Coupled with $11.5 million of long-term FHLB borrowing at an expense rate of 4.6%, profits were squeezed until the Bank could rebuild a larger consumer loan base and start replacing the high-rate deposits as they matured. As the deposits rolled off and were either renewed at the lower market rates or moved to outside competitors, the Bank found sufficient replacement funds through both the Public Funds markets and deposit brokers. The high-rate deposit runoff can be seen in the decline in savings and time deposits of less than $100,000 from December 31, 2001 to September 30, 2002, when that portfolio shrank by more than $13.3 million.

Those funds were replaced by the larger deposits greater than $100,000, as seen by the increase over that same period of more than $14.6 million dollars. That trend continued throughout 2003, with almost another $7 million growth in balances. During 2003, the regular balances in savings and time deposits have also grown by another $2.8 million. Part of this excess liquidity has led to the $15.5 million increase in securities held for sale, partly to have funds used to guaranty the public fund accounts, as well as shoring up earnings by placing more funds in the state, county and municipal category to take advantage of more favorable tax treatment. Some the excess funds were used to pay down the short-term borrowings from the FHLB, which also had an impact on earnings since the overnight funds rates were much lower than the long-term certificate rates, even though those rates were less than half as much as the previous large block of funds. Thus the Bank's margins were again squeezed, but it was relying less on borrowings and more on its deposits. The $11.5 million of long-term borrowed funds from the FHLB cannot be repaid without incurring a prepayment penalty based on the current rates for the remaining term. As rates have flirted with higher levels for longer terms in the last month or two, we have come within 50 basis points of the break-even point for that swap. That move would give the Bank room to negotiate shorter-term borrowings at lower effective rates.

Other assets and cash balances reflect higher balances for accrued interest receivable and cash on hand. In addition, the Bank has completely replaced it aged ATM network, upgrading to the latest operating environment and ready for the latest wave of innovations. In addition, the Bank is also in the process of upgrading its internal computer network as well, and taking advantage of some cost-saving changes to have the newest features for less investment at each computer station. This refurbishment of the Bank's infrastructure is reflected in the return to higher balances in premises and equipment which had been reduced by nearly-full depreciation values.

Total shareholders' equity reflects current earnings of $1,408,000, less dividends of $663,000 during the first nine months of 2003. The change in unrealized fair market value impacts that balance by $74,000. With the continued improvement in earnings and favorable market reaction to reported events, the market value of the Company's shares has made some of the stock options redeemable. Activity by some executive officers resulted in the conversion of existing stock options. This resulted in $83,000 worth of realized value lost for those stock options awarded for prior service. During the same period last year, equity grew by the $1,352,000 in earnings, less $661,000 in dividends, plus $161,000 for shares issued for the directors' deferred compensation plan, plus an increase in unrealized fair market value adjustments of $688,000. The increases in the equity balances do not follow the 4% value for total assets because of the activity in the unrealized fair market values and the exercise of the stock options.

Average balance changes for the three- and nine-month periods do tend to reflect the total 8% increase over the two year period. As the portfolios have grown and remixed during the overall period, the allocation of funds to one portfolio or the other is confirmed by the sustained growth or decline experienced. Thus, total average asset footings for the third quarter of 2003 are 8.31% higher than the third quarter of 2002, while the nine-month footings for 2003 are 7.76% higher than 2002. The average loan growth during the third quarter this year versus last years helps point out the flat loan environment of 2002, when gross loans lingered around the $196 million level. The most recent quarter reflects a much stronger loan demand and production raising the balances

                           COMMERCIAL BANCSHARES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

by more than $9 million over the same period last year. While the nine-month average for last year was more or less equal to the third quarter average, the nine-month average this year is almost $4.8 million higher. Average balances for the reserve for loan losses reflect $216,000 more for the three month period, and $214,000 higher during the nine month period when compared to the previous year, reflecting the additions made to the reserve for growth and the new mix of the loan portfolio.

The average balance increase of more than $12 million in securities available for sale equals the increase in public fund placements made on the deposit side, most of which is carried in the $100,000 deposit account line. The sustained low interest rate environment makes income generation hard when dealing with the limited types of securities that are permissible for the Bank to invest in. Most of the growth has been directed to "tax-free" investments, as alluded to earlier. Recent state law changes have also made it imperative to concentrate on in-state issues in order to pledge those securities as collateral for public funds deposits. While it is possible to have individual out-of-state issues accepted as collateral, it takes more effort and documentation. However, Ohio-based securities tend to command a better reputation in the financial markets, easing the decision to concentrate on in-state issues.

                           COMMERCIAL BANCSHARES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                         AVERAGE DAILY BALANCES FOR THE PERIODS SHOWN
                                                         --------------------------------------------
                                        THREE MONTHS ENDED SEPTEMBER 30                 NINE MONTHS ENDED SEPTEMBER 30
                                        -------------------------------                 ------------------------------
                                   2003        2002         $ CHG       % CHG       2003        2002        $ CHG      % CHG
                                   ----        ----         -----       -----       ----        ----        ------     ------
Cash & Fed funds                    7,999       8,533         (534)      (6.26)      8,381       7,399         982      13.27
Securities AFS                     45,988      33,552       12,436       37.06      44,844      31,484      13,360      42.43
Gross loans                       205,157     196,121        9,036        4.61     201,147     196,367       4,780       2.43
Allowance for loan losses          (2,067)     (1,851)        (216)      11.67      (2,046)     (1,832)       (214)     11.68
                                 --------    --------      -------     -------    --------    --------     -------     ------
    Loans, net                    203,090     194,270        8,820        4.54     199,101     194,535       4,566       2.35
Premises & Equipment                6,227       6,107          120        1.96       6,240       6,197          43       0.69
Accrued interest receivable         1,340       1,197          143       11.95       1,345       1,232         113       9.17
Other Assets                        2,896       3,355         (459)     (13.68)      3,159       3,272        (113)     (3.45)
                                 --------    --------      -------     -------    --------    --------     -------     ------
    Total assets                  267,540     247,014       20,526        8.31     263,070     244,119      18,951       7.76
                                 ========    ========      =======     =======    ========    ========     =======     ======

Noninterest-bearing demand         19,224      18,504          720        3.89      19,539      18,415       1,124       6.10
Interest-bearing demand            66,790      59,520        7,270       12.21      65,288      58,471       6,817      11.66
Savings and time deposits         106,247      97,765        8,482        8.68     105,200     103,086       2,114       2.05
Time deposits of $100k             39,339      24,724       14,615       59.11      36,847      19,623      17,224      87.77
                                 --------    --------      -------     -------    --------    --------     -------     ------
    Total deposits                231,600     200,513       31,087       15.50     226,874     199,595      27,279      13.67
FHLB advances                      12,638      23,020      (10,382)     (45.10)     12,396      22,144      (9,748)    (44.02)
Other borrowed funds                  188         397         (209)     (52.64)        238         628        (390)    (62.10)
Accrued interest payable              449         374           75       20.05         426         404          22       5.45
Other liabilities                   1,237       2,365       (1,128)     (47.70)      1,708       1,526         182      11.93
                                 --------    --------      -------     -------    --------    --------     -------     ------
    Total liabilities             246,112     226,669       19,443        8.58     241,642     224,297      17,345       7.73
Shareholders' equity               21,428      20,345        1,083        5.32      21,428      19,822       1,606       8.10
                                 --------    --------      -------     -------    --------    --------     -------     ------
    Total liabilities & equity    267,540     247,014       20,526        8.31     263,070     244,119      18,951       7.76
                                 ========    ========      =======     =======    ========    ========     =======     ======

                           COMMERCIAL BANCSHARES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net income for the three months ended September 30, 2003 was nearly $200,000 less than during the same period in 2002, while earnings for the nine-month period rose slightly compared to 2002. Diluted earnings per share decreased to $.42 from $.51 for the quarters ended September 30, and increased to $1.21 from $1.16 for the nine-month periods in the respective years. Discussed below are the major factors that have influenced these operating results.

The first table details the variance amounts and percentages for the three- and nine-month periods. The subsequent yield analysis tables detail the combination of changing portfolio balance mixes and the earning power behind the rates associated with those balances.

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

Interest income for the three month period ending September 30, 2003 was $89,000 less than the prior year's third quarter. On a fully-taxable equivalent basis, the difference shrinks to only $50,000 because of the Bank's higher concentration of tax-free securities. The prime rate has been lowered by 75 points since midway through the fourth quarter of 2002. This is reflected in the lower interest yield of 6.71% on earning assets this year versus the third quarter yield of 7.48% last year. To help offset the loss in yield, the Bank's earning assets grew more than $21 million over the prior year's third quarter, netting to the $50,000 reduction in interest income. Interest expense shrank $42,000 for the quarter as the cost of funds fell 32 points to 2.48%, but was paid out on almost $20 million more in deposits and borrowed funds. Deposit costs fell 36 points to 2.38%, but average borrowing costs rose 101 points to 4.27% since the core $11.5 million of long-term funds held steady at 4.6%, although the Bank had almost $11 million less in short-term borrowed funds. The fully-taxable net interest income for the third quarter was just $8,000 less than the same quarter last year.

Interest income for the nine months of 2003 was $229,000 less than the $12,388,000 reported last year. Average yields fell 61 points to 6.84% on more than $18.5 million additional total earning assets. Prime rate was lowered 50 points in November of 2002 and again by 25 points at the end of June, 2003. Rates paid on deposits do not normally move quite as fast, but since the Bank had the large block of high-cost certificates that ran off mainly during the second quarter last year, the nine-month average cost of funds fell 52 points, paid on $16 million more deposits. Interest expense fell $558,000 from period to period, leading to an increase in net interest margin of $329,000. Due to the increased concentration of tax-free securities, the fully-taxable net interest margin grew $462,000 from period to period.

The provision for loan losses increased $60,000 for the third quarter 2003 versus 2002. Additions to the provision have been used to cover the growth in the loan portfolio as well the losses experienced in the portfolio this year versus last. As shown earlier in Note 3, net charge offs for the quarter were $121,000 higher than year. Net charge offs were also $478,000 higher for the nine-month period this year than last. One large loan made up $225,000 of those losses earlier in the year. The subsequent provisions have been made at a level to bring the reserve for loan losses back in line with management's anticipated needs. Management determines the adequacy of the allowance for loan losses through its analysis of specific problem loans and historical charge-off experience in addition to its evaluation of local and national economic conditions. The Bank believes that the current allowance balance is sufficient to cover probable identified losses in the loan portfolio.

                           COMMERCIAL BANCSHARES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                            CONSOLIDATED STATEMENTS OF INCOME FOR THE PERIODS SHOWN
                                            -------------------------------------------------------
                                     THREE MONTHS ENDED SEPTEMBER 30      NINE MONTHS ENDED SEPTEMBER 30
                                     -------------------------------      ------------------------------
                                     2003    2002    $ CHG    % CHG      2003      2002    $ CHG    % CHG
                                     ----    ----    -----    -----      ----      ----    -----    -----
Interest and fees on loans           3,655   3,822    (167)    (4.37)   10,853    11,340    (487)    (4.29)
Taxable interest on securities         143     144      (1)    (0.69)      453       478     (25)    (5.23)
Tax-free interest on securities        295     213      82     38.50       841       560     281     50.18
Other interest income                    3       6      (3)   (50.00)       12        10       2     20.00
                                     -----   -----   -----    ------    ------    ------   -----    ------
    Total interest income            4,096   4,185     (89)    (2.13)   12,159    12,388    (229)    (1.85)

Interest on deposits                 1,271   1,259      12      0.95     3,859     4,265    (406)    (9.52)
Interest on borrowings                 138     192     (54)   (28.13)      408       560    (152)   (27.14)
                                     -----   -----   -----    ------    ------    ------   -----    ------
    Total interest expense           1,409   1,451     (42)    (2.89)    4,267     4,825    (558)   (11.56)

Net interest income                  2,687   2,734     (47)    (1.72)    7,892     7,563     329      4.35
Provision for loan losses              465     405      60     14.81     1,090       905     185     20.44
                                     -----   -----   -----    ------    ------    ------   -----    ------
    Net interest after PLL           2,222   2,329    (107)    (4.59)    6,802     6,658     144      2.16

Service and overdraft fees             550     567     (17)    (3.00)    1,581     1,260     321     25.48
Gains/(losses) on asset sales           49     215    (166)   (77.21)      150       708    (558)   (78.81)
Other income                           111     123     (12)    (9.76)      345       309      36     11.65
                                     -----   -----   -----    ------    ------    ------   -----    ------
    Total other income                 710     905    (195)   (21.55)    2,076     2,277    (201)    (8.83)

Salaries and employee benefits       1,156   1,147       9      0.78     3,482     3,348     134      4.00
Occupancy, furniture & equip           227     238     (11)    (4.62)      695       728     (33)    (4.53)
State taxes                             91      88       3      3.41       276       271       5      1.85
Data processing                        177     170       7      4.12       534       500      34      6.80
FDIC deposit insurance                  17      17       0      0.00        51        53      (2)    (3.77)
Professional fees                       50      80     (30)   (37.50)      185       238     (53)   (22.27)
Amortization of intangibles             82     142     (60)   (42.25)      256       386    (130)   (33.68)
Other operating expense                543     550      (7)    (1.27)    1,669     1,626      43      2.64
                                     -----   -----   -----    ------    ------    ------   -----    ------
    Total other expense              2,343   2,432     (89)    (3.66)    7,148     7,150      (2)    (0.03)

Income before taxes                    589     802    (213)   (26.56)    1,730     1,785     (55)    (3.08)
Income taxes                            98     206    (108)   (52.43)      322       433    (111)   (25.64)
                                     -----   -----   -----    ------    ------    ------   -----    ------
    Net income                         491     596    (105)   (17.62)    1,408     1,352      56      4.14
                                     =====   =====   =====    ======    ======    ======   =====    ======

                           COMMERCIAL BANCSHARES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table provides an analysis of the average balances, yields and rates on interest-earning assets and interest-bearing liabilities.

                                                       Three Months Ended September 30,
                                      -------------------------------------------------------------------
                                                    2003                               2002
                                      --------------------------------    -------------------------------
                                       Average               Average      Average               Average
                                       balance    Interest  yield/rate    balance    Interest  yield/rate
                                       -------    --------  ----------    -------    --------  ----------
                                                                ($ in thousands)
Securities (1)                        $   47,387  $    578     4.84%     $ 35,047    $    461     5.51%
Loans (2)                                203,090     3,655     7.14       194,271       3,822     7.79
                                      ----------  --------               --------    --------
    Total interest-earning assets        250,477     4,233     6.71       229,318       4,283     7.48
Other assets                              17,063                           17,696
                                      ----------                         --------
        Total assets                  $  267,540                         $247,014
                                      ==========                         ========

Deposits - interest bearing           $  212,376     1,271     2.38%     $182,008       1,259     2.74%
Borrowed funds                            12,827       138     4.27        23,417         192     3.26
                                      ----------  --------               --------    --------
    Total interest-bearing deposits
           and borrowings             $  225,203     1,409     2.48      $205,425       1,451     2.80
Noninterest-bearing demand deposits       19,224                           18,504
Other liabilities                          1,685                            2,740
Shareholder's equity                      21,428                           20,345
                                      ----------                         --------
        Total liabilities and
        shareholders' equity          $  267,540                         $247,014
                                      ==========                         ========

Net interest income                               $  2,824                           $  2,832
                                                  ========                           ========

Interest rate spread                                           4.22%                              4.68%

Net interest margin (3)                                        4.47%                              4.90%

-------------------------------
(1) Securities include federal funds sold for purposes of this yield table. Average yields on all securities have been computed based on amortized cost. Income on tax exempt securities has been computed on a fully-taxable equivalent basis using a 34% tax rate and the average cost of funds to support the purchases. The adjustment is $137,000 and $98,000 for 2003 and 2002.

(2) Average balance is net of deferred loan fees and loan discounts. Interest income includes loan fees of $170,000 and $166,000 and deferred dealer reserve expense of $87,000 and $111,000 in 2003 and 2002.

(3)  Net interest income as a percentage of average interest-earning assets.

Net interest income after the provision for loan losses was $107,000 less for the third quarter 2003 than in 2002. On a nine-month basis, the same measurement was $144,000 more in 2003 than in 2002. Net interest income after the provision is a measurement of how well the Bank has weathered changes in the interest rate environment and variances in the quality of the assets in its portfolios. In light of the sustained low-rate interest environment and rise is consumer debt burden, the Bank has held its own in the face of such adversity.

Total noninterest income declined $195,000 for the third quarter of 2003 compared to the same period in 2002. Items contributing to the decrease included service fees and overdraft charges for $30,000, lower cash servicing fees on sold real estate loans, lower gains from the sale of both loans and securities for about $175,000 less, and another $15,000 less for the recognition of non-cash mortgage servicing rights on newly sold real estate loans. Some of those decreases were made up by higher ATM fees for $9,000, another $7,500 in Beck Title Agency fees, plus the fact that during last year's third quarter the Bank experienced a loss on the sale of Other Real Estate Owned (OREO) through foreclosure on a loan for $23,000. While the latter would normally have been reported as an expense, gains earlier in the year of 2002 more than offset the loss, and the net gains on the sale of OREO were reported at $21,000 for the nine-month period.

                           COMMERCIAL BANCSHARES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table provides an analysis of the average balances, yields and rates on interest-earning assets and interest-bearing liabilities.

                                                          Nine Months Ended September 30,
                                      -------------------------------------------------------------------
                                                    2003                               2002
                                      --------------------------------    -------------------------------
                                       Average                Average     Average                Average
                                       balance    Interest  yield/rate    balance    Interest  yield/rate
                                       -------    --------  ----------    -------    --------  ----------
                                                                ($ in thousands)
Securities (1)                        $   46,278  $  1,694     4.89%     $ 32,259    $  1,304     5.40%
Loans (2)                                199,101    10,853     7.29       194,535      11,340     7.79
                                      ----------  --------               --------    --------
    Total interest-earning assets        245,379    12,547     6.84       226,795      12,643     7.45
Other assets                              17,691                           17,324
                                      ----------                         --------
        Total assets                  $  263,070                         $244,119
                                      ==========                         ========

Deposits - interest bearing           $  207,335     3,860     2.49%     $181,180       4,265     3.15%
Borrowed funds                            12,634       408     4.32        22,772         560     3.31
                                      ----------  --------               --------    --------
    Total interest-bearing deposits
           and borrowings             $  219,969     4,268     2.59      $203,952       4,825     3.16
Noninterest-bearing demand deposits       19,539                           18,415
Other liabilities                          2,134                            1,930
Shareholder's equity                      21,428                           19,822
                                      ----------                         --------
        Total liabilities and
        shareholders' equity          $  263,070                         $244,119
                                      ==========                         ========

Net interest income                               $  8,279                           $  7,818
                                                  ========                           ========

Interest rate spread                                           4.25%                              4.29%

Net interest margin (3)                                        4.51%                              4.61%

(1) Securities include federal funds sold for purposes of this yield table. Average yields on all securities have been computed based on amortized cost. Income on tax exempt securities has been computed on a fully-taxable equivalent basis using a 34% tax rate and the average cost of funds to support the purchases. The adjustment is $388,000 and $255,000 for 2003 and 2002.

(2) Average balance is net of deferred loan fees and loan discounts. Interest income includes loan fees of $502,000 and $528,000 and deferred dealer reserve expense of $281,000 and $356,000 in 2003 and 2002.

(3)  Net interest income as a percentage of average interest-earning assets.

Total noninterest income declined $201,000 for the nine months of 2003 compared to the prior year. Items contributing to the nine month decrease include $51,000 less cash servicing fees on sold real estate loans, $291,000 less in the recognition of non-cash mortgage serving rights, $117,000 less gains on the sales of new real estate loans, and $129,000 less on the sale of securities. Those reductions were partially offset by $285,000 more in overdraft charges, $28,000 more in ATM charges, $17,000 more in Beck Title Agency fees, and $110,000 in Countrywide commissions.

Total noninterest expense decreased $89,000 in the three months of the third quarter 2003 compared to the same period during 2002. The largest decrease of $60,000 came in amortization of intangible servicing rights, while an accrual adjustment led to a reduction in professional fees of $30,000, and there was an $11,000 reduction in occupancy expenses. These decreases were only partially offset by increases in personnel expense of $9,000, state taxes at $3,000, and $7,000 for data processing.

Nine month expenses decreased $2,000 in 2003 compared to the same period in 2002. Decreases were realized on the amortization of mortgage servicing rights for $130,000, lower professional fees of $53,000, and $33,000 for occupancy and equipment. These were partially offset by increases of $134,000 for personnel expenses, $34,000 for higher data processing, and $43,000 in miscellaneous expenses, mostly losses on overdrafts. The balance left in the capitalized value of the mortgage servicing rights is less than $420,000. Since the last quarter of 2001, the Bank has expensed more than $900,000 of the mortgage servicing rights recognized while the Bank was originating real estate loans for sale. The remaining balance will likely be completely expensed within the next two years or less.

The quarterly income before taxes for 2003 was $213,000 less than in 2002, due to the net of all of the above changes. The nine-month income before taxes for 2003 was just $55,000 less than in 2002. This performance, while still below managements' goals, shows improvement in the basic earning power of the Bank since there was a clear decrease in reliance upon asset sales to generate income, and the Bank has absorbed a large amount of amortization of the non-cash

                           COMMERCIAL BANCSHARES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

mortgage servicing rights as the Bank changes its approach to the very volatile real estate origination market.

Taxes for the third quarter declined $108,000 as the Bank has repositioned its portfolio to emphasize more state, county and municipal securities. The same holds true for the nine month tax expense, which shrank $111,000 compared to 2002.

Change in net income after taxes is the result of netting all the changes in all of the above categories. For the third quarter, that means income was down $105,000 from 2002. For the nine-month periods, net income after taxes was actually up $56,000 compared to last year. In all cases, earnings have been hampered by higher provisions for loan losses and fewer gains on the sales of assets. Combined with the continued amortization of mortgage servicing rights, a non-cash adjusting item, earnings have not yet grown to amounts anticipated after the repositionings made by management.

LIQUIDITY AND CAPITAL RESOURCES

The Corporation's liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities, which are summarized in the Condensed Consolidated Statements of Cash Flows. Cash and cash equivalents amounted to $8,944,000 at September 30, 2003 compared to $7,057,000 at December 31, 2002.

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

At September 30, 2003, the Bank's leverage ratio was 8.02% and the risk-based capital ratio was 11.20%, both of which exceeded the minimum regulatory requirements to be considered well-capitalized. The Corporation's leverage and risk-based capital ratios, 8.06% and 11.25% at September 30, 2003, exceeded well-capitalized levels.

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

                           COMMERCIAL BANCSHARES, INC.
                                    FORM 10-Q
                        Quarter ended September 30, 2003
                           PART II - OTHER INFORMATION

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

Item 5 -   Other Information:

           Ray Graves, President and CEO of Commercial Bancshares, Inc. and of the Commercial Saving Bank, has been on a leave of absence since October 9, 2003. Mr. Graves' employment agreement will not be renewed when it expires on December 31, 2003. This also ends Mr. Graves' service as Director of Commercial Savings Bank; CEO and Director of Cash Advantage, Inc. and Advantage Finance, Inc.; and Secretary of Beck Title Agency, Ltd. - individual entities within the Commercial Bancshares, Inc. holding company. The terms of his separation are under negotiation.

           Philip W. Kinley has been named Acting President and CEO of Commercial Bancshares, Inc. and Commercial Savings Bank, and Acting CEO of Cash Advantage, Inc. and Advantage Finance, Inc. Mr. Kinley, who has been Senior Executive Vice President of Commercial Bancshares, Inc. and Commercial Savings Bank for three years, also served as Acting President and CEO of both organizations for several months last year in the wake of a heart attack suffered by Mr. Graves. Mr. Kinley has been with Commercial Bancshares since 1984. Prior to becoming Senior Executive Vice President, he served for eight years as Vice President and Chief Operating Officer. The Board of Directors of Commercial Bancshares, Inc. has appointed a search committee to locate and recruit a successor to Mr. Graves.


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

                                    COMMERCIAL BANCSHARES, INC.
                                    --------------------------------------------
                                    (Registrant)

Date: 11/10/2003                    /s/ Philip W. Kinley
                                    --------------------------------------------
                                    (Signature)
                                    Philip W. Kinley
                                    Acting President and Chief Executive Officer

Date: 11/10/2003                    /s/ John C. Haller
                                    --------------------------------------------
                                    (Signature)
                                    John C. Haller
                                    Vice President and Chief Financial Officer