Form 10-K
period 2003-12-31
COMMERCIAL BANCSHARES INC \OH\
filed 2004-03-29
CIK 1009976

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

  For the fiscal year ended DECEMBER 31, 2003. Commission File Number 000-27894
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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in the Securities Exchange Act of 1934 Rule 12b-2). Yes [   ] No [ X ]

At June 30, 2003, the aggregate market value of voting stock held by non-affiliates of the registrant, based on a share price of $25.00 per share (such price being the last sale price on that date, and there being 1,051,572 non-affiliated, voting shares outstanding) was $26,289,300.

At February 20, 2004, there were issued and outstanding 1,175,499 of the registrant's Common Shares.



                       DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE REGISTRANT'S 2003 ANNUAL REPORT TO SHAREHOLDERS ARE INCORPORATED BY REFERENCE INTO PARTS I AND II OF THIS FORM 10-K. PORTIONS OF THE REGISTRANT'S PROXY STATEMENT DATED MARCH 19, 2004 FOR THE APRIL 14, 2004 ANNUAL MEETING OF SHAREHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III OF THE FORM 10-K.

                                      INDEX

                                    FORM 10-K

                                                                                      Page
                                                                                      ----
PART I

      ITEM 1.     Description of Business                                               3

      ITEM 2.     Properties                                                            5

      ITEM 3.     Legal Proceedings                                                     6

      ITEM 4.     Submission of Matters to a Vote of Security Holders                   6

PART II

      ITEM 5.     Market for Common Equity and Related Shareholder Matters              6

      ITEM 6.     Selected Financial Data                                               6

      ITEM 7.     Management's Discussion and Analysis of Financial Condition           6
                  and Results of Operation

      ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk            6

      ITEM 8.     Financial Statements and Supplementary Data                           7

      ITEM 9.     Changes in and Disagreements with Accountants on                      7
                  Accounting and Financial Disclosure

      ITEM 9A.    Controls and Procedures                                               7

PART III

      ITEM 10.    Directors and Executive Officers of the Registrant                    7

      ITEM 11.    Executive Compensation                                                7

      ITEM 12.    Security Ownership of Certain Beneficial Owners and Management        8

      ITEM 13.    Certain Relationships and Related Transactions                        8

      ITEM 14.    Principal Accountant Fees and Services                                8

PART IV

      ITEM 15.    List of Exhibits and Reports on Form 8-K                              9

SIGNATURES                                                                             10

INDEX TO EXHIBITS 11

EXHIBIT A:        CEO 302 Certification                                                12
                  CFO 302 Certification                                                13
                  CEO 906 Certification                                                14
                  CFO 906 Certification                                                15


                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

GENERAL

In February 1995, Commercial Bancshares, Inc. (the "Corporation") received approval from the Board of Governors of the Federal Reserve System to become a bank holding company by acquiring all the voting shares of common stock of The Commercial Savings Bank (the "Bank"). The principal business of the Corporation presently is to operate the Bank, which is a wholly owned subsidiary, and its principal asset. The Corporation and the main office of the Bank are located at 118 South Sandusky Avenue, Upper Sandusky, Ohio 43351. In May 1997, the Board of Directors approved the establishment of the Corporation's second wholly owned subsidiary, a consumer finance company, and thereby chartered a new Ohio corporation by the name of "Advantage Finance, Inc." (the "Finance Company"). On December 24, 1997, approval was granted by the Ohio Division of Financial Institutions (the "Division") for the Finance Company to do business in Ohio. On April 10, 1998 the Finance Company opened for business at 117 North Greenwood, Marion, Ohio providing small consumer loans to customers in the Marion area. In January 1999, the Corporation received regulatory approval from the Division to establish the Finance Company as a subsidiary of the Bank to facilitate its future operations. Finance Company offices were added in Marion and Findlay during 2000 and 2001. During the year 2001, the Corporation elected to file to be a Financial Services Holding Company, and received approval having met all additional capital requirements. The Corporation applied for and received approval to open a payday cash advance affiliate of the Corporation operating under the name of Cash Advantage, Incorporated. It opened for business during November, 2002. Discussions with the Division prompted the Corporation to cease operations of Cash Advantage as of December 31, 2003.

Although wholly owned by the Corporation, the Bank functions as an independent community bank. The Bank was organized on April 20, 1920 as a state-chartered Bank and incorporated as "The Lewis Bank & Trust Corporation" under the laws and statutes of the State of Ohio. An amendment to the articles of incorporation on February 8, 1929 changed the name of the Bank to its present name. The Bank provides customary retail and commercial banking services to its customers, including acceptance of deposits for demand, savings and time accounts and servicing of such accounts; commercial, consumer and real estate lending, including installment loans, individual retirement accounts (IRA's), safe deposit facilities and night depository facilities. The Bank is a nonmember of the Federal Reserve System, is insured by the Federal Deposit Insurance Corporation (FDIC) and is regulated by the Division and the FDIC.

The Bank grants residential, installment and commercial loans to customers located primarily in the Ohio counties of Wyandot, Marion, Hancock, Union, and Franklin and the surrounding area. Commercial loans are primarily variable rate and include operating lines of credit and term loans made to small businesses primarily based on the ability to repay the loan from the cash flow of the business. Such loans are typically secured by business assets, such as equipment and inventory, and occasionally by the business owner's personal residence. When the borrower is not an individual, the Bank generally obtains the personal guarantee of the business owner. Commercial real estate loans are primarily secured by borrower-occupied business real estate, and are dependent on the ability of the related business to generate adequate cash flow to service the debt. Such loans primarily carry adjustable interest rates. Residential real estate loans are made with primarily fixed rates and are secured by the borrower's residence. Such loans are made based on the borrower's ability to make repayment from employment and other income. The Bank generally makes these loans in amounts of 80% or less of the value of collateral. An appraisal is obtained from a qualified real estate appraiser for substantially all loans secured by real estate. Construction loans are secured by residential and business real estate that primarily will be borrower-occupied upon completion. The Bank usually makes the permanent loan at the end of the construction phase. Installment loans to individuals include loans secured by automobiles and other consumer assets, including second mortgages on personal residences. Loans secured by automobiles are generated both by direct application from the customer and from the Bank's purchase of indirect retail installment contracts from the dealers. Credit card and overdraft protection loans are unsecured personal lines of credit to individuals. The Finance Company specializes in direct and indirect lending for consumer goods, 90-day and six-month same-as-cash loans, second mortgage and home equity loans, and installment loans. The Bank entered into a business relationship during 2000 whereby the Bank obtained an ownership interest in Beck Title Agency, Ltd. of Carey, Ohio
("Beck Title"). This joint venture provides an additional source of fee income for title research activity on new home loan originations in the local market. On December 23, 2003, Articles of Incorporation were filed for Commercial Financial and Insurance Agency, LTD, an Ohio limited liability company. This company, which did not operate in 2003, is a subsidiary of the Corporation and was formed to enable the Corporation to expand the products and services available to current customers and others to include the sales of non-deposit investment products and other selected financial and insurance products and services.

The general economic conditions in the Corporation's market area have generally been consistent with the nation as a whole. Unemployment statistics have generally been consistent with the State of Ohio as a whole and real estate values have been stable. The Corporation is not aware of any exposure to material costs associated with environmental hazardous waste cleanup. Bank loan procedures require that state and federal environmental regulatory studies be obtained by Bank management before approving any commercial real estate loan where such potential risk is considered likely to exist.

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

EMPLOYEES

Currently the Bank has 102 full-time employees and 25 part-time employees. The Finance Company has 7 full-time employees. Officers of the Corporation are also employees of the Bank and have been included in these totals.

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

REGULATION OF THE BANK: The Bank is chartered in the State of Ohio and regulated by the Division. Further, the FDIC insures the Bank's depositors. These regulatory agencies have the authority to examine the books and records of the Bank, and the Bank is subject to their rules and regulations.

REGULATION OF THE FINANCE COMPANY: The Finance Company is chartered in the State of Ohio and regulated by the Division, the FDIC, and the Federal Reserve Board. These regulatory agencies have the authority to examine the books and records of the Finance Company and the Finance Company is subject to their rules and regulations.

The following schedules present, for the periods indicated, certain financial and statistical information of the Corporation as required under the Securities and Exchange Commission's Industry Guide 3, or a specific reference as to the location of required disclosures in the Corporation's 2003 Annual Report to Shareholders (the "Annual Report"), which is included as Exhibit 13 to this document and incorporated herein by reference.

STATISTICAL DISCLOSURES

The following statistical information for 2003, 2002, and 2001, included in the Annual Report is incorporated herein by reference.

                                                        Pages of Annual Report
                                                        ----------------------
Distribution of Assets, Liabilities and Shareholders,
   Equity; Interest Rates and Interest Differential               6-7
Investment Portfolio                                               14
Loan Portfolio                                                   9-11
Summary of Loan Loss Experience                                 11-14
Deposits                                                        14-15
Return on Equity and Assets                                         2

ITEM 2 - PROPERTIES

The Corporation's headquarters and the Bank's main office are located at 118 South Sandusky Avenue, Upper Sandusky, Ohio, in Wyandot County. The building is used exclusively by the Corporation and the Bank. All of the offices listed below are owned by the Bank or the Finance Company, except the branch inside the WalMart located at 2500 Tiffin Avenue in Findlay, Ohio, and are free and clear of any encumbrances.

     Location                           Description
-------------------------------------------------------------------------------------
1.   Main Office                        Two story building built in the early 1900's
     118 S. Sandusky Ave.               and remodeled in 1991.
     Upper Sandusky, Ohio 43351
-------------------------------------------------------------------------------------
2.   Carey Office                       One story building built and opened in 1973.
     128 S. Vance Street
     Carey, OH 43316
-------------------------------------------------------------------------------------
3.   Harpster Office                    One story building purchased in 1978.
     17480 Cherokee Street
     Harpster, OH 43323
-------------------------------------------------------------------------------------
4.   North Drive-In Office              One story drive in office opened in 1981.
     400 N. Sandusky Avenue
     Upper Sandusky, OH 43351
-------------------------------------------------------------------------------------
5.   Marion Barks Road Office           One story building purchased, renovated,
     170 Barks Road East                and opened in 1988.
     Marion, OH 43302
-------------------------------------------------------------------------------------
6.   Findlay Tiffin Avenue Office       One story building purchased in 1992. The
     1600 Tiffin Avenue                 building was renovated in 1999 to add
     Findlay, OH 45840                  more office space.
-------------------------------------------------------------------------------------
7.   Marion Jamesway Office             One story building constructed and opened
     279 Jamesway                       in 1996.
     Marion, OH 43302
-------------------------------------------------------------------------------------
8.   Bellefontaine Office               One story building purchased, renovated,
     1245 Bellefontaine Ave.            and opened in 1999.
     Marion, OH 43302
-------------------------------------------------------------------------------------
9.   Findlay Lincoln Street Office      One story building purchased in 1999 and
     201 Lincoln Street                 opened in 2000.
     Findlay, OH 45840
-------------------------------------------------------------------------------------

     Location                           Description
-------------------------------------------------------------------------------------
10.  Richwood Office                    One story building purchased and opened
     335 East Blagrove Street           in 2000.
     Richwood, OH 43344
-------------------------------------------------------------------------------------
11.  Westerville Office                 Two story building purchased in 2000 and
     17 N. State Street                 opened in 2001.
     Westerville, OH 43081
-------------------------------------------------------------------------------------
12.  WalMart Office                     Located inside the store with leased square
     2500 Tiffin Avenue                 footage opened in 2001.
     Findlay, OH 45840
-------------------------------------------------------------------------------------
13.  Advantage Finance Main Street      Two story building purchased and opened
     141 S. Main Street                 in 2000.
     Marion, OH 43301
-------------------------------------------------------------------------------------

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

No matter was submitted to a vote of security holders during the fourth quarter of 2003.

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The information set forth under the heading "Shareholder Information" on page 44 of the Annual Report is incorporated herein by reference.

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

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth under the heading "Quantitative and Qualitative Disclosures about Market Risk" on pages 17 through 19 of the Annual Report is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information contained in the consolidated financial statements and related notes and the report of independent auditors thereon, on pages 20 through 43, inclusive, of the Annual Report is incorporated herein by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Corporation changed its independent accountants from Crowe Chizek and Co., LLC to Plante & Moran PLLC in keeping with the mandates of the Sarbanes-Oxley Act, whereby the internal and external audit functions must be performed by separate entities. Crowe Chizek and Co., LLC continued in the capacity of providing internal audit functions for the Corporation. The change had nothing to do with any disagreements between the Corporation and its independent accountants on accounting and financial disclosures. This change was reported previously in an 8K filed on April 9, 2003, and is incorporated by reference.

ITEM 9A - CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing date of this report, an evaluation was carried out under the supervision and with the participation of the Corporation's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer have concluded that there were no significant changes in the Corporation's internal controls or in other factors that could significantly affect its internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning Directors and Executive Officers of the Corporation appears on pages 2, 3, 6 through 11 inclusive and page 18 under the captions "Board and Committee Membership", "Committees of the Board", "Information relating to Nominees and other Directors", "Executive Officers", "Report of the Audit Committee of the Board of Directors", and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Corporation's Definitive Proxy Statement dated March 19, 2004 for the Annual Meeting of Shareholders to be held on April 14, 2004 and is incorporated herein by reference.

The Corporation has adopted a code of ethics that applies to its principal executive officer, principal financial officer, and principal accounting officer. A copy of the Corporation's Code of Ethics may be viewed on the Corporation's website, www.csbanking.com.

ITEM 11 - EXECUTIVE COMPENSATION

Information concerning executive compensation appears on pages 4 and 11 through 17, inclusive, under the captions "Compensation of Directors", "Report of the Executive Compensation Committee of the Board of Directors on Executive Compensation", "Compensation Committee Interlocks and Insider Participation", "Executive Compensation", "Deferred Compensation Plan", "Stock Option Plan", "Supplemental Executive Retirement Plan", "Employment Contracts", "Option/SAR Grants in Last Fiscal Year", "Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values", and "Performance Graph" in the Corporation's Definitive Proxy Statement dated March 19, 2004 for the Annual Meeting of Shareholders to be held on April 14, 2004 and is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management is contained on pages 2 and 6 through 8 under the captions "Voting Securities and Principal Holders Thereof", "Information Relating to Nominees and other Directors", and "Share Ownership of Management and Directors" in the Corporation's Definitive Proxy Statement dated March 19, 2004 for the Annual Meeting of Shareholders to be held on April 14, 2004 and is incorporated herein by reference.

The following table includes information as of December 31, 2003 with respect to the 1997 Commercial Bancshares, Inc. Stock Option Plan, under which equity securities of the Corporation are authorized for issuance. The Corporation has no other compensation plans under which equity securities of the Corporation are authorized for issuance.

                                                                                                      Number of securities
                                                                                                    remaining available for
                                    Number of securities to be      Weighted-average exercise        future issuance under
                                     issued upon exercise of          price of outstanding         equity compensation plans
                                       outstanding options,             options, warrants           (excluding securities
Plan category                           warrants and rights                 and rights              reflected in column(a))
-------------                               ----------                      ----------              -----------------------
                                               (a)                             (b)                            (c)
Equity Compensation
   plans approved by
   security holders                           66,962                        $24.6755                         76,138

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions is contained on pages 4 and 5 under the caption "Related Transactions" in the Corporation's Definitive Proxy Statement dated March 19, 2004 for the Annual Meeting of Shareholders to be held on April 14, 2004 and is incorporated herein by reference.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services is contained on pages 10, 11, 18 and 19 under the captions "Report of the Audit Committee of the Board of Directors" and "Relationship with Independent Public Accountants" of the Corporation's Definitive Proxy Statement dated March 19, 2004 for the Annual Meeting of Shareholders to be held on April 14, 2004 and is incorporated herein by reference.

ITEM 15 - LIST OF EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
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

     3.1 Amended Articles of Incorporation of the Corporation (incorporated by reference to Registrant's Form 8-K dated April 27, 1995)

     3.2 Code of Regulations of the Corporation (incorporated by reference to Registrant's Form 8-K dated April 27, 1995)

     4 Form of Certificate of Common Shares of the Corporation (incorporated by reference to Registrant's Form 8-K dated April 27, 1995)

     10 Material Contracts (incorporated by reference to Registrant's Forms S-8 dated August 1, 1997 and March 17, 1999)

     13            Annual Report to Shareholders for the Year Ended 2003

     21            Subsidiaries of the Registrant

     23.1          Consent of Plante & Moran, PLLC

     23.2          Consent of Crowe, Chizek and Company, LLP

     23.3 Consent of Shumaker, Loop & Kendrick, LLP (incorporated by reference to Registrant's Forms S-8 dated August 1, 1997 and March 17, 1999)

     31.1          Certification by CEO Pursuant to Sarbanes Oxley Section 302

     31.2          Certification by CFO Pursuant to Sarbanes Oxley Section 302

     32.1          Certification by CEO Pursuant to Sarbanes Oxley Section 906

     32.2          Certification by CFO Pursuant to Sarbanes Oxley Section 906

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

     03/29/2004                         COMMERCIAL BANCSHARES, INC.
---------------------
       Date
                                        By:  /s/ PHILIP W. KINLEY
                                            -------------------------
                                            Philip W. Kinley, President and CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2004.



              Signatures
              ----------


 /s/PHILIP W. KINLEY
--------------------------------------------
Philip W. Kinley
President and Principal Executive Officer

 /s/JOHN C. HALLER
--------------------------------------------
John C. Haller
Vice President and Chief Financial Officer

 /s/RICHARD SHEAFFER
Richard Sheaffer
Director, Chairman of the Board

 /s/DANIEL E. BERG
--------------------------------------------
Daniel E. Berg
Director

 /s/LYNN R. CHILD
--------------------------------------------
Lynn R. Child
Director

 /s/MARK DILLON
--------------------------------------------
Mark Dillon
Director

 /s/EDWIN G. EMERSON
--------------------------------------------
Edwin G. Emerson
Director



 /s/HAZEL FRANKS
--------------------------------------------
Hazel Franks
Director

 /s/DEBORAH J. GRAFMILLER
--------------------------------------------
Deborah J. Grafmiller
Director

 /s/MICHAEL A. MASTRO
--------------------------------------------
Michael A. Mastro
Director

 /s/WILLIAM E. RUSE
--------------------------------------------
William E. Ruse
Director

 /s/MICHAEL A. SHOPE
--------------------------------------------
Michael A. Shope
Director

 /s/DOUGLAS C. SMITH
--------------------------------------------
Douglas C. Smith
Director

                                INDEX TO EXHIBITS


                                                                                      Page
                                                           Reference to            Number in
                                                           Prior Filing or            This
                                                           Exhibit Number          Form 10-K
Exhibit Number       Description of Document               Attached Hereto           Report
--------------       -----------------------               ---------------       ---------------
      3.3            Amended Articles of Incorporation           1                Not Applicable
                     of the Corporation

      3.4            Code of Regulations of                      2                Not Applicable
                     the Corporation

      4              Form of Certificate of Common Shares        3                Not Applicable
                     of the Corporation

     10              Material Contracts                          4                Not Applicable

     13              Annual Report to Shareholders               5                    16-62
                     for the Year Ended 2003

     21              Subsidiaries of the Registrant              6                     63

     23.1            Consent of Plante & Moran, PLLC             7                     64

     23.2            Consent of Crowe Chizek and Company LLC     8                     65

     23.3            Consent of Shumaker, Loop & Kendrick, LLP   9                Not Applicable

     31.1            Certification by CEO Pursuant to Sarbanes Oxley Section 302       66

     31.2            Certification by CFO Pursuant to Sarbanes Oxley Section 302       67

     32.1            Certification by CEO Pursuant to Sarbanes Oxley Section 906       68

     32.2            Certification by CFO Pursuant to Sarbanes Oxley Section 906       69
