Form 10-Q
period 2004-03-31
COMMERCIAL BANCSHARES INC \OH\
filed 2004-05-17
CIK 1009976

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              Quarterly Report Pursuant Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

For the Quarterly Period ended MARCH 31, 2004. Commission File Number 000-27894
                               --------------                         ---------

                           COMMERCIAL BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

-------------------------------------------------------------------------------
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

TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Shares, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ ] No [X]


As of May 12, 2004, the last practicable date, there were 1,178,084 outstanding of the registrant's common shares, no par value.

                           COMMERCIAL BANCSHARES, INC.

INDEX

                                                                                                 Page
                                                                                                 ----
PART I - FINANCIAL INFORMATION

  Item 1.     Financial Statements


              Consolidated Balance Sheets...................................................      3

              Consolidated Statements of Income ............................................      4

              Condensed Consolidated Statements of Changes in Shareholders' Equity..........      5

              Condensed Consolidated Statements of Cash Flows ..............................      6

              Notes to Consolidated Financial Statements ...................................      7

  Item 2.     Management's Discussion and Analysis of
                Financial Condition and Results of Operations...............................     10

  Item 3.     Quantitative and Qualitative Disclosures about Market Risk....................     19

  Item 4.     Controls and Procedures.......................................................     19


Part II - Other Information

  Item 1.     Legal Proceedings.............................................................     20

  Item 2.     Changes in Securities and Use of Proceeds.....................................     20

  Item 3.     Defaults Upon Senior Securities...............................................     20

  Item 4.     Submission of Matters to a Vote of Security Holders...........................     20

  Item 5.     Other Information.............................................................     20

  Item 6.     Exhibits and Reports on Form 8-K..............................................     20


SIGNATURES .................................................................................     21


EXHIBIT A: CEO 302 Certification ...........................................................     22
                   CFO 302 Certification ...................................................     23
                   CEO 906 Certification ...................................................     24
                   CFO 906 Certification ...................................................     25


                           COMMERCIAL BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

-------------------------------------------------------------------------------
(Amounts in thousands)

                                                                     March 31,          December 31,
                                                                       2004                 2003
                                                                     ---------          ------------
ASSETS
Cash                                                                 $   6,428           $   9,524
Federal funds sold                                                       7,260               1,100
                                                                     ---------           ---------
     Cash and cash equivalents                                          13,688              10,624

Securities available for sale                                           51,716              48,491
Total loans                                                            201,561             206,274
Allowance for loan losses                                               (2,463)             (2,503)
                                                                     ---------           ---------
     Loans, net                                                        199,098             203,771
Premises and equipment, net                                              6,292               6,380
Accrued interest receivable                                              1,405               1,143
Other assets                                                             2,660               2,431
                                                                     ---------           ---------

         Total assets                                                $ 274,859           $ 272,840
                                                                     =========           =========

LIABILITIES
Deposits
     Noninterest-bearing demand                                      $  22,869           $  26,123
     Interest-bearing demand                                            71,176              68,656
     Savings and time deposits                                         105,242             103,413
     Time deposits $100,000 and greater                                 40,785              40,559
                                                                     ---------           ---------
         Total deposits                                                240,072             238,751
FHLB advances                                                           11,500              11,500
Accrued interest payable                                                   262                 415
Other liabilities                                                        1,035               1,019
                                                                     ---------           ---------
         Total liabilities                                             252,869             251,685
                                                                     ---------           ---------

SHAREHOLDERS' EQUITY
Common stock, no par value; 4,000,000 shares authorized,
     1,178,084 and 1,164,722 shares issued in 2004 and 2003             11,074              10,684
Retained earnings                                                       10,740              10,607
Deferred compensation plan shares, at cost,
     13,407 and 11,033 shares in 2004 and 2003                            (325)               (270)
Treasury stock, 580 in 2004, 2,770 shares in 2003                          (15)                (70)
Accumulated other comprehensive income                                     516                 204
                                                                     ---------           ---------
         Total shareholders' equity                                     21,990              21,155
                                                                     ---------           ---------

         Total liabilities and shareholders' equity                  $ 274,859           $ 272,840
                                                                     =========           =========


-------------------------------------------------------------------------------
               See notes to the consolidated financial statements.

                           COMMERCIAL BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
-------------------------------------------------------------------------------
(Amounts in thousands, except per share data)

                                                               Three Months Ended
                                                                    March 31,
                                                             ----------------------
                                                              2004            2003
                                                             ------          ------
INTEREST INCOME
     Interest and fees on loans                              $3,458          $3,562
     Interest on securities:
         Taxable                                                247             159
         Nontaxable                                             253             247
     Other interest income                                       12               4
                                                             ------          ------
              Total interest income                           3,970           3,972
                                                             ------          ------
INTEREST EXPENSE
     Interest on deposits                                     1,122           1,314
     Interest on borrowings                                     132             131
                                                             ------          ------
              Total interest expense                          1,254           1,445
                                                             ------          ------

NET INTEREST INCOME                                           2,716           2,527
Provision for loan losses                                       300             300
                                                             ------          ------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES           2,416           2,227
                                                             ------          ------

NONINTEREST INCOME
     Service fees and overdraft charges                         452             471
     Gains on sale of securities, net                            27              21
     Other income                                                87             120
                                                             ------          ------
              Total noninterest income                          566             612
                                                             ------          ------

NONINTEREST EXPENSE
     Salaries and employee benefits                           1,160           1,179
     Occupancy, furniture and equipment                         269             238
     State taxes                                                 98              95
     Data processing                                            213             178
     FDIC deposit insurance                                      17              17
     Professional fees                                          102              79
     Amortization of intangibles                                 64              59
     Other operating expense                                    543             534
                                                             ------          ------
              Total noninterest expense                       2,466           2,379
                                                             ------          ------

Income before income taxes                                      516             460
Income tax expense                                               93              87
                                                             ------          ------

Net income                                                   $  423          $  373
                                                             ======          ======

Basic earnings per common share                              $  .36          $  .32
                                                             ======          ======
Diluted earnings per common share                            $  .36          $  .32
                                                             ======          ======



-------------------------------------------------------------------------------
               See notes to the consolidated financial statements.

                           COMMERCIAL BANCSHARES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                                   (Unaudited)

-------------------------------------------------------------------------------
(Amounts in thousands, except per share data)

                                                                                 Three Months Ended
                                                                                       March 31,
                                                                             ---------------------------
                                                                               2004               2003
                                                                             --------           --------
Balance at beginning of period                                               $ 21,155           $ 20,778

Comprehensive income:
     Net income                                                                   423                373
     Change in net unrealized gain (loss) on securities
       available for sale, net of reclassification and tax effects                312                (48)
                                                                             --------           --------
         Total comprehensive income                                               735                325

Shares issued, options exercised 10,777 shares in 2004,
     489 shares in 2003                                                           250                 12

Shares issued for deferred compensation plan, 2,585 shares in 2004                 61               --

Treasury stock purchase, 2,889 shares in 2004, 4,190 shares in 2003               (77)              (104)

Treasury stock reissued for options exercised,
     5,079 shares in 2004, 4,719 shares in 2003                                    90                 79

Dividends paid ($.19 and $.19 per share in 2004 and 2003)                        (224)              (221)
                                                                             --------           --------

Balance at end of period                                                     $ 21,990           $ 20,869
                                                                             ========           ========


-------------------------------------------------------------------------------
               See notes to the consolidated financial statements.

                           COMMERCIAL BANCSHARES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

-------------------------------------------------------------------------------

                                                                              Three Months Ended
                                                                                    March 31,
                                                                          ---------------------------
                                                                            2004               2003
                                                                          --------           --------
                                                                                ($ in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                           $    423           $    373
     Adjustments                                                              (318)              (106)
                                                                          --------           --------
         Net cash from operating activities                                    105                267

CASH FLOWS FROM INVESTING ACTIVITIES
     Securities available for sale
         Purchases                                                          (8,902)           (12,954)
         Maturities and repayments                                           5,525              1,809
         Sales                                                                 627              5,468
     Net change in loans                                                     4,306              5,613
     Proceeds from sale of foreclosed/repossessed assets                        69                 69
     Bank premises and equipment expenditures                                  (62)              (208)
                                                                          --------           --------
           Net cash from investing activities                                1,563               (203)
                                                                          --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                                  1,296                (25)
     Net change in federal funds purchased                                    --                  400
     Common shares issued for stock options                                    311                 12
     Treasury shares purchased                                                 (77)              (104)
     Treasury shares reissued for stock options                                 90                 79
     Cash dividends paid                                                      (224)              (221)
                                                                          --------           --------
           Net cash from financing activities                                1,396                141
                                                                          --------           --------

Net change in cash and cash equivalents                                      3,064                205

Cash and cash equivalents at beginning of period                            10,624              7,057
                                                                          --------           --------

Cash and cash equivalents at end of period                                $ 13,688           $  7,262
                                                                          ========           ========



SUPPLEMENTAL DISCLOSURES
     Cash paid for interest                                               $  1,407           $  1,419
     Cash paid for income taxes                                                185                170
     Non-cash transfer of loans to foreclosed/repossessed assets                78                244



-------------------------------------------------------------------------------
               See notes to the consolidated financial statements.

                           COMMERCIAL BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of Commercial Bancshares, Inc. (the "Corporation") and its wholly-owned subsidiaries, Commercial Financial and Insurance Agency, LTD ("Commercial Financial") and The Commercial Savings Bank (the "Bank") and the Bank's wholly-owned subsidiary Advantage Finance, Inc. ("Advantage"). The Bank also owns a 49% interest in Beck Title Agency, Ltd. which is accounted for using the equity method of accounting. All significant inter-company balances and transactions have been eliminated in consolidation. Although formed and filed for in December of 2003, Commercial Financial has not yet begun operations of its own.

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Corporation at March 31, 2004, and results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances. The Annual Report for the Corporation for the year ended December 31, 2003, contains consolidated financial statements and related notes, which should be read in conjunction with the accompanying consolidated financial statements.

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

Newly Issued But Not Yet Effective Accounting Standards: Management is not aware of any new pronouncements scheduled to be implemented in the near future.

Financial Statement Presentation: Certain items in prior financial statements have been reclassified to conform to the current presentation of information.

NOTE 2 - EARNINGS PER SHARE

Weighted average shares used in determining basic and diluted earnings per share are as follows:

                                                                       2004               2003
                                                                       ----               ----
      Weighted average shares outstanding during the period          1,172,441          1,163,393
      Dilutive effect of exercisable stock options                       3,181              2,511
                                                                     ---------          ---------
      Weighted average shares considering dilutive effect            1,175,622          1,165,904
                                                                     =========          =========

-------------------------------------------------------------------------------

                           COMMERCIAL BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

At March 31, 2004 and 2003 there were 13,200 and 34,171 stock options that were not considered in computing diluted earnings per share because they were anti-dilutive. The reduction in the number of non-dilutive shares is a direct result of both an increase in market value, which gave all but the 1999 plan shares a realizable value, as well as the exercising of 15,856 shares, and the forfeiture of another 15,538 shares due to the departure of a senior executive.

NOTE 3 - LOANS

Loans were as follows:

                                          March 31, 2004        December 31, 2003
                                          --------------        -----------------
                                                     ($ in thousands)
Commercial and other loans                   $127,248               $129,171
Real estate loans                              11,478                 12,130
Construction loans                                369                    193
Home equity loans                              13,631                 13,445
Consumer and credit card loans                 30,379                 32,810
Consumer finance loans                         18,456                 18,525
                                             --------               --------
     Total loans                             $201,561               $206,274
                                             ========               ========

The subsidiary Bank is an authorized seller/servicer for the Federal Home Loan Mortgage Corporation (FHLMC), but has curtailed such activity in favor of originating new fixed-rate mortgages in conjunction with Countrywide, Incorporated. Under this arrangement, the Bank no longer owns the originated loans, but initiates the process through to closing, but final funding comes directly from Countrywide, for which the Bank earns a fee. At March 31, 2004 and December 31, 2003, loans sold to FHLMC for which the Bank has retained servicing totaled $44,657,000 and $49,878,000, and real estate loans originated and held for sale totaled zero in 2004 and at year end 2003.

Activity in the allowance for loan losses for the three months ended March 31 was as follows:

                                                          2004                    2003
                                                          ----                    ----
                                                                ($ in thousands)
Beginning balance                                        $ 2,503                $ 2,091
Provision for loan loss                                      300                    300
Loans charged off                                           (353)                  (465)
Recoveries of loans previously charged-off                    13                     32
                                                         -------                -------
     Ending balance                                      $ 2,463                $ 1,958
                                                         =======                =======

Impaired loans were as follows:

                                                       March 31, 2004     December 31, 2003
                                                       --------------     -----------------
                                                                ($ in thousands)
Period-end loans with no allocated allowance               $1,769               $2,072
Period-end loans with allocated allowance                     457                  390
                                                           ------               ------
     Total                                                 $2,226               $2,462
                                                           ======               ======
Amount of allowance for loan loss allocated                $  179               $   89

Nonperforming loans were as follows:

                                                       March 31, 2004     December 31, 2003
                                                       --------------     -----------------
                                                                 ($ in thousands)
Loans past due over 90 days still on accrual               $   39               $   83
Nonaccrual loans                                            2,187                2,377

The impaired and nonperforming loans have been considered in management's evaluation of the adequacy of the allowance for loan losses. Nonperforming loans include substantially all impaired loans

-------------------------------------------------------------------------------

                           COMMERCIAL BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

and smaller balance homogenous loans, such as residential mortgage and consumer loans, that are collectively evaluated for impairment. All consumer loans included have already been partially charged down to their estimated collateral recovery value, thereby negating a need for specific impaired allowances.

NOTE 4 - OTHER COMPREHENSIVE INCOME

Other comprehensive income for the three months ended March 31 was as follows:

                                                                                    2004            2003
                                                                                    ----            ----
                                                                                      ($ in thousands)
Unrealized holding gains (losses) on securities available for sale                 $ 500           $ (52)
Less: Reclassification adjustment for losses (gains) recognized in income            (27)            (21)
                                                                                   -----           -----
     Net unrealized holding gains (losses)                                           473             (73)
Tax effect                                                                          (161)             25
                                                                                   -----           -----
     Other comprehensive income                                                    $ 312           $ (48)
                                                                                   =====           =====

NOTE 5 - STOCK COMPENSATION: Employee compensation expense under stock option plans is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise plan equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (in thousands except per share data).

Earnings for the three months ended March 31 was as follows:

                                                                 2004            2003
                                                                 ----            ----
       Income as reported                                       $ 423           $ 373

       Deduct: Stock-based compensation expense
              determined under fair value based method             10              11
                                                                 ----             ---

       Pro forma net income                                       413             362
       Pro forma earnings per share

              Basic                                             $ .36           $ .32

              Diluted                                             .35             .31

       Earnings per share as reported

              Basic                                             $ .36           $ .32

              Diluted                                             .36             .32

-------------------------------------------------------------------------------

                           COMMERCIAL BANCSHARES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion focuses on the consolidated financial condition of Commercial Bancshares, Inc. at March 31, 2004, compared to December 31, 2003, and the consolidated results of operations for the quarterly period ending March 31, 2004 compared to the same periods in 2003. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements and related footnotes.

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

This quarter's discussion includes three tables detailing the dollar and percent changes in ending and average balances for the analysis of the "Financial Condition" section as well as the quarterly changes in income and expense items for the "Results of Operations" section. The tables are provided to allow the reader to reference all changes in balances and net income in a centralized fashion, and then concentrate on the discussion of why the values changed rather than get caught up in the details of each dollar change. The reader should be able to get a clearer picture of the Corporation's overall performance when coupled with the existing yield analysis tables.

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

FINANCIAL CONDITION

Total assets increased by $2 million in the three month period ended March 31, 2004 compared to a smaller $240,000 increase the year before from the previous year end. This represents less than a 1% increase in both years. The Bank traditionally experiences a reduction in loan balances after year ends as companies pay down loans made prior to year end and gear up for new projects, especially in the

-------------------------------------------------------------------------------

                           COMMERCIAL BANCSHARES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------------

agricultural markets. Coupled with decisions to curtail involvement with the horse trailer dealer from Denver, and to stop originating long-term fixed-rate mortgage loans for sale in the secondary markets, these pay-downs have led to lower overall loan totals. This year's falloff was about $1.5 million less than last year's. At the same time, deposits have grown since year end, leading to higher balances in cash balances and securities held for sale, both in overnight and longer-term funds.


(dollars in thousands)                                       ENDING BALANCES AS OF THE DATE SHOWN
                                  ----------------------------------------------------------------------------------------------
                                  03/31/04     12/31/03      $ CHG      % CHG      03/31/03     12/31/02      $ CHG       % CHG
                                  --------     --------     --------    ------     --------     --------     --------     ------
Cash & Fed funds                    13,688       10,624        3,064     28.84        7,262        7,057          205       2.90
Securities AFS                      51,716       48,491        3,225      6.65       45,257       39,668        5,589      14.09
Gross loans                        201,561      206,274       (4,713)    (2.28)     195,796      202,065       (6,269)     (3.10)
Allowance for loan losses           (2,463)      (2,503)          40     (1.60)      (1,958)      (2,091)         133      (6.36)
                                  --------     --------     --------    ------     --------     --------     --------     ------
    Loans, net                     199,098      203,771       (4,673)    (2.29)     193,838      199,974       (6,136)     (3.07)
Premises & Equipment                 6,292        6,380          (88)    (1.38)       6,255        6,167           88       1.43
Accrued interest receivable          1,405        1,143          262     22.92        1,355        1,197          158      13.20
Other Assets                         2,660        2,431          229      9.42        3,074        2,738          336      12.27
                                  --------     --------     --------    ------     --------     --------     --------     ------

    Total assets                   274,859      272,840        2,019      0.74      257,041      256,801          240       0.09
                                  ========     ========     ========    ======     ========     ========     ========     ======

Noninterest-bearing demand          22,869       26,123       (3,254)   (12.46)      20,628       22,453       (1,825)     (8.13)
Interest-bearing demand             71,176       68,656        2,520      3.67       63,153       64,678       (1,525)     (2.36)
Savings and time deposits          105,242      103,413        1,829      1.77      104,492      102,363        2,129       2.08
Time deposits of $100k              40,785       40,559          226      0.56       34,510       33,314        1,196       3.59
                                  --------     --------     --------    ------     --------     --------     --------     ------
    Total deposits                 240,072      238,751        1,321      0.55      222,783      222,808          (25)     (0.01)
FHLB advances                       11,500       11,500            0      0.00       11,500       11,500            0       0.00
Other borrowed funds                     0            0            0      0.00          750          350          400     114.29
Accrued interest payable               262          415         (153)   (36.87)         355          329           26       7.90
Other liabilities                    1,035        1,019           16      1.57          784        1,036         (252)    (24.32)
                                  --------     --------     --------    ------     --------     --------     --------     ------
    Total liabilities              252,869      251,685        1,184      0.47      236,172      236,023          149       0.06
Shareholders' equity                21,990       21,155          835      3.95       20,869       20,778           91       0.44
                                  --------     --------     --------    ------     --------     --------     --------     ------
    Total liabilities & equity     274,859      272,840        2,019      0.74      257,041      256,801          240       0.09
                                  ========     ========     ========     =====     ========     ========     ========     ======

As mentioned above, the management team decided two years ago to end our involvement with a dealer in horse trailers based in Denver. As that decision has progressed, repayments on loans in that portfolio have driven the balance down from more than $35 million at year end 2001, to just over $17.8 million as of March 31, 2004. In addition, the Bank has become an originator of long-term, fixed-rate real estate loans for Countrywide, Incorporated. In doing so, the Bank no longer has an inventory of loans originated and ready to be sold on its books since the new loans are funded directly by Countrywide. In addition, the partnership with Countrywide has allowed the Bank to package non-conforming loans, which formerly were ineligible for sale, for sale or refinancing, thus clearing them from the Bank's books. It is management's intent that only adjustable rate mortgages be held in portfolio for investment purposes by the Bank. Total real estate loan balances have shrunk from more than $42 million at year end 2001, to just over $11.8 million as of March 31, 2004.

These two loan portfolio decisions were made in conjunction with a decision to emphasize loan growth in commercial and agriculture loans at the Bank, as well as consumer loans originated through Advantage Finance. Thus, loan growth in those areas has more than offset the combined loss of more than $47 million in balances in the horse trailer and real estate portfolios, with commercial and agriculture loans.

-------------------------------------------------------------------------------

                           COMMERCIAL BANCSHARES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------------

While this growth has been constant over these last two years, pay offs of short-term commercial loans and a slow down in consumer credit since this last Christmas season have led to a reduction in gross loan balances of more than $4.7 million since year end 2003.

The reserve for loan losses has been reduced by only $40,000 since year end as net charge offs have just barely surpassed the provision for loan losses made this year. This compares to a reduction of $133,000 in the reserve during the first quarter last year. With the provisions made to the reserve at the end of last year and the net charge-offs to-date this year, the reserve stands at just over 1.22% of gross loans. This compares to a reserve of just over 1.21% at year end, and a reserve of 1.00% at the end of March, 2003.

A third factor involved in the changing mix of portfolios throughout the Bank is the mix of depository products, especially certificates of deposits. A large block of higher-than-market-rate certificates were placed during the year 2001 for terms ranging from 21 to 28 months. These deposits stayed on the books throughout 2001 and much of 2002, finally maturing in mid-year 2003. The low-rate interest environment saw margins squeezed, but then bounce back as those high-rate certificates were replaced with current-rate funds, reducing our cost of funds. In the current environment, deposits have grown more than $1.3 million since year end 2003. While noninterest-bearing demand deposits have declined about $3.3 million dollars, more than $4 million was used to pay off gross loans on a one-for-one basis. Thus, without the loan/deposit matched runoff, all deposit categories would have grown since year end. Deposits have grown more than $17 million since March 31, 2003.

Other assets and cash balances reflect higher balances for accrued interest receivable and cash on hand. In addition, the Bank has completely replaced it aged ATM network last year, upgrading to the latest operating environment and ready for the latest wave of innovations. In addition, the Bank is also in the process of upgrading its internal computer network as well, and taking advantage of some cost-saving changes to have the newest features for less investment at each computer station.

Total shareholders' equity reflects current earnings of $423,000, less dividends of $224,000 during the first three months of 2004. The change in unrealized fair market value adds another $312,000 to that balance. Some executive officers exercised existing stock options. This resulted in a net increase in shareholders' equity of $263,000. In addition, $61,000 of stock was issued for the directors' deferred compensation plan. During the same period last year, equity grew by $373,000 in earnings, less $221,000 in dividends, less $13,000 for shares issued for exercised options.

Average balance changes for the three-month period tend to reflect the sustained increases over a two year period. Thus, total average asset footings for the first quarter of 2004 are 5.63% higher than the same quarter in 2003. The average loan growth during the first quarter this year versus last year reflects the sluggish nature of loan originations in light of the runoff of both real estate and consumer balances. Any increases shown stand as tribute to the efforts of the lending staff. Average balances for the reserve for loan losses reflect $485,000 more for the three month period, reflecting the additions made to the reserve for growth and the new mix of the loan portfolio at the end of 2003.

-------------------------------------------------------------------------------

                           COMMERCIAL BANCSHARES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------------


                                        AVERAGE DAILY BALANCES FOR THE PERIODS SHOWN
(dollars in thousands)                          THREE MONTHS ENDED MARCH 31
                                                ---------------------------
                                      2004           2003          $ CHG        % CHG
                                      ----           ----          -----        -----
Cash & Fed funds                      12,580          8,682          3,898        44.90
Securities AFS                        48,957         41,179          7,778        18.89
Gross loans                          201,550        197,923          3,627         1.83

Allowance for loan losses             (2,550)        (2,065)          (485)       23.49
                                    --------       --------       --------      -------
    Loans, net                       199,000        195,858          3,142         1.60
Premises & Equipment                   6,342          6,247             95         1.52
Accrued interest receivable            1,289          1,307            (18)       (1.38)
Other Assets                           2,833          3,292           (459)      (13.94)
                                    --------       --------       --------      -------
    Total assets                     271,001        256,565         14,436         5.63
                                    ========       ========       ========      =======

Noninterest-bearing demand            21,892         19,599          2,293        11.70
Interest-bearing demand               71,141         64,004          7,137        11.15
Savings and time deposits            103,329        104,149           (820)       (0.79)
Time deposits of $100k                39,286         34,039          5,247        15.41
                                    --------       --------       --------      -------
    Total deposits                   235,648        221,791         13,857         6.25
FHLB advances                         11,500         11,500              0         0.00
Other borrowed funds                       0            315           (315)     (100.00)
Accrued interest payable                 431            408             23         5.64
Other liabilities                      1,578          1,517             61         4.02
                                    --------       --------       --------      -------
    Total liabilities                249,157        235,531         13,626         5.79
Shareholders' equity                  21,844         21,034            810         3.85
                                    --------       --------       --------      -------
    Total liabilities & equity       271,001        256,565         14,436         7.30
                                    ========       ========       ========      =======

The average balance increase of more than $7.7 million in securities available for sale parallels the increase in public fund placements made on the deposit side, most of which is carried in the $100,000 deposit account line. The sustained low interest rate environment makes income generation hard when dealing with the limited types of securities that are permissible for the Bank to invest in. Much of the growth has been directed to "tax-free" investments. State law changes have also made it imperative to concentrate on in-state issues in order to pledge those securities as collateral for public funds deposits. While it is possible to have individual out-of-state issues accepted as collateral, it takes more effort and documentation. However, Ohio-based securities tend to command a better reputation in the financial markets, easing the decision to concentrate on in-state issues.


-------------------------------------------------------------------------------

                           COMMERCIAL BANCSHARES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------------


RESULTS OF OPERATIONS

Net income for the three months ended March 31, 2004 was $423,000, or $50,000 more than during the same period in 2003. Diluted earnings per share increased to $.36 from $.32 for the quarters ended March 31 in the respective years. Discussed below are the major factors that have influenced these operating results.

                                    CONSOLIDATED STATEMENTS OF INCOME FOR THE
                                                 PERIODS SHOWN
(dollars in thousands)                    THREE MONTHS ENDED MARCH 31
                                          ---------------------------
                                     2004       2003      $ CHG        % CHG
                                     ----       ----      -----        -----
Interest and fees on loans           3,458      3,562       (104)       (2.92)
Taxable interest on securities         247        159         88        55.35
Tax-free interest on securities        253        247          6         2.02
Other interest income                   12          4          8       225.00
                                     -----      -----      -----       ------
    Total interest income            3,970      3,972         (2)       (0.05)

Interest on deposits                 1,122      1,314       (192)      (14.61)
Interest on borrowings                 132        131          1         0.00
                                     -----      -----      -----       ------
    Total interest expense           1,254      1,445       (191)      (13.28)

Net interest income                  2,716      2,527        189         7.52
Provision for loan losses              300        300          0         0.00
                                     -----      -----      -----       ------
    Net interest after PLL           2,416      2,227        189         8.53

Service and overdraft fees             452        471        (19)       (4.25)
Gains/(losses) on asset sales           27         21          6        22.73
Other income                            87        120        (33)      (27.50)
                                     -----      -----      -----       ------
    Total other income                 566        612        (46)       (7.83)

Salaries and employee benefits       1,160      1,179        (19)       (1.61)
Occupancy, furniture & equip           269        238         31        13.98
State taxes                             98         95          3         3.16
Data processing                        213        178         35        18.99
FDIC deposit insurance                  17         17          0         0.00
Professional fees                      102         79         23        29.11
Amortization of intangibles             64         59          5         8.47
Other operating expense                543        534          9         1.31
                                     -----      -----      -----       ------
    Total other expense              2,466      2,379         87         3.61

Income before taxes                    516        460         56        12.17
Income taxes                            93         87          6         6.90
                                     -----      -----      -----       ------
    Net income                         423        373         50        13.40
                                     =====      =====      =====       ======

The first table details the variance amounts and percentages for the three-month period. The subsequent yield analysis table detail the combination of changing portfolio balance mixes and the earning power behind the rates associated with those balances.

-------------------------------------------------------------------------------

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

Interest income for the three month period ending March 31, 2004 was $2,000 less than the prior year's first quarter. On a fully-taxable equivalent basis, the difference becomes an increase of $3,000 because of the Bank's higher concentration of tax-free securities. The prime rate was lowered by 25 points during the first quarter of 2003. This is reflected in the lower interest yield of 6.49% on earning assets this year versus the first quarter yield of 6.95% last year. To help offset the loss in yield, the Bank's earning assets grew more than $14 million over the prior year's first quarter, netting to the $2,000 reduction in interest income. Interest expense shrank $191,000 for the quarter as the cost of funds fell 50 points to 2.24%, but was paid out on an extra $11 million more in deposits and borrowed funds. Deposit costs fell 53 points to 2.11%, and average borrowing costs rose 8 points to 4.60% since the core $11.5 million of long-term funds held steady at 4.6%, although the Bank had almost $131,000 less in short-term borrowed funds.

The provision for loan losses was the same $300,000 for the first quarter of both 2004 and 2003. Additions to the provision were used to cover the growth in the loan portfolio as well the losses experienced in the portfolio each year. As shown earlier in Note 3, net charge offs for the quarter were $95,000 less than last year. Management determines the adequacy of the allowance for loan losses through its analysis of specific problem loans and historical charge-off experience in addition to its evaluation of local and national economic conditions. The Bank believes that the current allowance balance is sufficient to cover probable identified losses in the loan portfolio.

Net interest income after the provision for loan losses was $189,000 more for the first quarter 2004 than in 2003. Net interest income after the provision is a measurement of how well the Bank has weathered changes in the interest rate environment and variances in the quality of the assets in its portfolios. In light of the sustained low-rate interest environment and rise in consumer debt burden, the Bank has held its own in the face of such adversity.


-------------------------------------------------------------------------------

                           COMMERCIAL BANCSHARES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------------

The following table provides an analysis of the average balances, yields and rates on interest-earning assets and interest-bearing liabilities.

                                                                Three Months Ended March 31,
                                             -------------------------------------------------------------------
                                                            2004                               2003
                                             --------------------------------    -------------------------------
                                               Average                Average     Average                Average
                                               balance    Interest  yield/rate    balance    Interest  yield/rate
                                               -------    --------  ----------    -------    --------  ----------
                                                                      ($ in thousands)
Securities (1)                               $   54,321   $    631      4.68%    $  42,647    $   524      4.98%
Loans (2)                                       199,000      3,458      6.99       195,858      3,562      7.38
                                             ----------   --------               ---------    -------
     Total interest-earning assets              253,321      4,089      6.49       238,505      4,086      6.95
Other assets                                     17,680                             18,060
                                             ----------                          ---------
         Total assets                        $  271,001                          $ 256,565
                                             ==========                          =========

Deposits - interest bearing                  $  213,756      1,122      2.11%    $ 202,192      1,314      2.64%
Borrowed funds                                   11,499        132      4.60        11,815        131      4.52
                                             ----------   --------               ---------    -------
     Total interest-bearing deposits
           and borrowings                    $  225,254      1,254      2.24     $ 214,007      1,445      2.74
Noninterest-bearing demand deposits              21,893                             19,599
Other liabilities                                 2,009                              1,925
Shareholder's equity                             21,844                             21,034
                                             ----------                          ---------
         Total liabilities and
         shareholders' equity                $  271,001                          $ 256,565
                                             ==========                          =========

Net interest income                                       $  2,835                            $ 2,641
                                                          ========                            =======

Interest rate spread                                                    4.25%                              4.21%

Net interest margin (3)                                                 4.50%                              4.49%

-------------------------------------------------------------------------------

(1) Securities include federal funds sold for purposes of this yield table. Average yields on all securities have been computed based on amortized cost. Income on taxexempt securities has been computed on a fully-taxable equivalent basis using a 34% tax rate and the average cost of funds to support the purchases. The adjustment is $119,000 and $114,000 for 2004 and 2003.

(2) Average balance is net of deferred loan fees and loan discounts. Interest income includes loan fees of $153,000 and $156,000 and deferred dealer reserve expense of $62,000 and $97,000 in 2004 and 2003.

(3)  Net interest income as a percentage of average interest-earning assets.

Total noninterest income declined $46,000 for the first quarter of 2004 compared to the same period in 2003. Items contributing to the decrease included service fees and overdraft charges for $21,000, and $3,000 lower cash servicing fees on sold real estate loans, $3,000 lower fees from the Beck Title Agency, $6,000 less on standard DDA account fees, and $17,000 less in fees from loan originations through Countrywide, Inc.

Total noninterest expense increased $87,000 in the three months of the first quarter 2004 compared to the same period during 2003. Increases consisted of $33,000 in depreciation of new computer equipment placed into service late last year, $34,000 in data processing fees, specifically related to new

-------------------------------------------------------------------------------

                           COMMERCIAL BANCSHARES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------------

communication lines, and $23,000 in consulting and legal fees. These increases were partially offset by a reduction in personnel expenses, which declined by $19,000.

The quarterly income before taxes for 2004 was $56,000 more than in 2003, due to the net of all of the above changes. This performance, while still below managements' goals, shows improvement in the basic earning power of the Bank since there was a clear decrease in reliance upon asset sales to generate income, and the Bank has absorbed a large amount of amortization of the non-cash mortgage servicing rights as the Bank changes its approach to the very volatile real estate origination market.

Taxes for the first quarter increased $6,000, reflecting both the increase in earnings, and the emphasis on tax-free income sources. The Bank has repositioned its portfolio to emphasize more state, county and municipal securities.

Change in net income after taxes is the result of netting all the changes in all of the above categories. For the first quarter, that means income was up $50,000 from 2003. In all cases, earnings have been hampered by provisions for loan losses and fewer gains on the sales of assets. While improvements have been made, management still expects much higher levels of income as the net effect of all the repositionings take effect.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Company has certain obligations and commitments to make future payments under contracts. At March 31, 2004, the aggregate contractual obligations and commitments are:

Contractual obligations

                                                                 Payments Due by Period
                                                           Less Than      1-3           3-5        After
(in thousands)                                  Total      One Year      Years         Years      5 Years
                                                -----      --------      -----         -----      -------
Time deposits and certificates of deposit     $124,622     $ 57,492     $ 56,000     $  9,840     $  1,290

Borrowed funds                                  11,500         --           --         11,500         --
                                              --------     --------     --------     --------     --------

Total                                         $136,122     $ 57,492     $ 56,000     $ 21,340     $  1,290
                                              ========     ========     ========     ========     ========

Other commitments

                                                       Amount of Commitment - Expiration by Period
                                                          Less Than         1-3           3-5          After
(in thousands)                                 Total       One Year        Years         Years        5 Years
                                               -----       --------        -----         -----        -------
Commitments to extend commercial credit       $11,309       $10,478       $   404       $   141       $   286
Commitments to extend consumer credit          13,322         3,381           502         1,417         8,022

Standby letters of credit                       2,022            22          --            --           2,000
                                              -------       -------       -------       -------       -------

Total                                         $26,653       $13,881       $   906       $ 1,558       $10,308
                                              =======       =======       =======       =======       =======

Items listed above under "Contractual obligations" represent standard bank financing activity under normal terms and practices. Such funds normally roll-over or are replaced by like items depending on then-current financing needs. Items shown under "Other commitments" also represent standard bank activity, but for extending credit to bank customers. Commercial credits generally represent lines of credit or approved loans with drawable funds still available under the contract terms. On an on-going basis, about half of these amounts are expected to be drawn. Consumer credits generally represent


-------------------------------------------------------------------------------

                           COMMERCIAL BANCSHARES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------------

amounts drawable under revolving home equity lines or credit card programs. Such amounts are usually deemed less likely to be drawn upon in total as consumers tend not to draw down all amounts on such lines. Utilization rates tend to be fairly constant over time. Standby letters of credit represent guarantees to finance specific projects whose primary source of financing come from other sources. In the unlikely event of the other source's failure to provide sufficient financing, the bank would be called upon to fill the need. The bank is also continually engaged in the process of approving new loans in a bidding competition with other banks. Terms of possible new loans are approved by management and Board committees, with caveats and possible counter terms made to the applicant customers. Those customers may accept those terms, make a counter proposal, or accept terms from a competitor. These loans are not yet under contract, but offers have been tendered, and would be required to be funded if accepted. Such agreements represent about $3,527,000 at year end, for various possible maturity terms.

LIQUIDITY AND CAPITAL RESOURCES

The Corporation's liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities, which are summarized in the Condensed Consolidated Statements of Cash Flows. Cash and cash equivalents amounted to $13,688,000 at March 31, 2004 compared to $10,624,000 at December 31, 2003.

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

Cash flows from daily activity resulted in an increase of more than $3 million dollars in Cash and Cash Equivalents since December 31, 2003. That increase was evenly shared between loan pay downs and an increase in deposits, which grew nearly $1.3 million. While loans were down $4.3 million, nearly $3 million of that was reinvested in Securities. Prior year activity for the first three months of 2003 saw Cash grow by only $205,000, as deposits held steady, overnight borrowed funds were paid down, and loan pay downs were used to fund growth in the Securities portfolio,

Banking regulations have established minimum capital requirements for banks including risk-based capital ratios and leverage ratios. Regulations require all banks to have a minimum total risk-based capital ratio of 8%, with half of the capital composed of core capital. Minimum leverage ratio requirements range from 3% to 5% of total assets. Core capital, or Tier 1 capital, includes common equity, perpetual preferred stock and minority interests that are held by others in consolidated subsidiaries minus intangible assets. Supplementary capital, or Tier 2 capital, includes core capital and such items as mandatory convertible securities, subordinated debt and the allowance for loan losses, subject to certain limitations. Qualified Tier 2 capital can equal up to 100% of an institution's Tier 1 capital with certain limitations in meeting the total risk-based capital requirements.

At March 31, 2004, the Bank's leverage ratio was 7.72% and the risk-based capital ratio was 11.07%, both of which exceeded the minimum regulatory requirements to be considered well-capitalized. The Corporation's leverage and risk-based capital ratios were 7.90% and 11.30% at March 31, 2004, exceeding well-capitalized levels.

-------------------------------------------------------------------------------

                           COMMERCIAL BANCSHARES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------------


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A significant market risk to which the Corporation is exposed is interest rate risk. The business of the Corporation and the composition of its balance sheet consists of investments in interest-earning assets (primarily loans and securities), which are funded by interest-bearing liabilities (deposits and borrowings). These financial instruments have varying levels of sensitivity to changes in the market rates of interest, resulting in market risk.

Interest rate risk is managed regularly through the Corporation's Asset/Liability Management Committee (ALCO). The two primary methods to monitor and manage interest rate risk are rate-sensitivity gap analysis and review of the effects of various interest rate shock scenarios. Based upon ALCO's review, there has been no significant change in the interest rate risk of the Corporation since year-end 2003. (See Quantitative and Qualitative Disclosures about Market Risk contained in the Annual Report to Shareholders for the year ended December 31, 2003.)

ITEM 4 - CONTROLS AND PROCEDURES

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


-------------------------------------------------------------------------------

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


-------------------------------------------------------------------------------

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

                                        COMMERCIAL BANCSHARES, INC.
                                        ------------------------------------
                                        (Registrant)



Date:         05/12/2004                /s/ Philip W. Kinley
       ----------------------           ------------------------------------
                                        (Signature)
                                        Philip W. Kinley
                                        President and Chief Executive Officer




Date:         05/12/2004                /s/ John C. Haller
       ----------------------           ------------------------------------
                                        (Signature)
                                        John C. Haller
                                        Senior Vice President and
                                        Chief Financial Officer

-------------------------------------------------------------------------------