Form 10-Q
period 2004-06-30
COMMERCIAL BANCSHARES INC \OH\
filed 2004-08-16
CIK 1009976

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  Quarterly Report Pursuant Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934

 For the Quarterly Period ended JUNE 30, 2004. Commission File Number 000-27894

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g)OF THE ACT:

TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------                    -----------------------------------------
Common Shares, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ ] No [X]

As of August 11, 2004, the last practicable date, there were 1,178,084 outstanding of the registrant's common shares, no par value.

                           COMMERCIAL BANCSHARES, INC.

INDEX

                                                                                                       Page
                                                                                                       ----
PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Balance Sheets.............................................................      3

           Consolidated Statements of Income.......................................................      4

           Condensed Consolidated Statements of Changes in Shareholders' Equity....................      5

           Condensed Consolidated Statements of Cash Flows.........................................      6

           Notes to Consolidated Financial Statements..............................................      7

  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...     11

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk..............................     22

  Item 4.  Controls and Procedures.................................................................     22

PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings.......................................................................     23

  Item 2.  Changes in Securities and Use of Proceeds...............................................     23

  Item 3.  Defaults Upon Senior Securities.........................................................     23

  Item 4.  Submission of Matters to a Vote of Security Holders.....................................     23

  Item 5.  Other Information.......................................................................     23

  Item 6.  Exhibits and Reports on Form 8-K........................................................     23

SIGNATURES.........................................................................................     24

EXHIBIT A: CEO 302 Certification...................................................................     25
           CFO 302 Certification...................................................................     26
           CEO 906 Certification...................................................................     27
           CFO 906 Certification...................................................................     28

                           COMMERCIAL BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

(Amounts in thousands)

                                                                                               June 30,     December 31,
                                                                                                2004           2003
                                                                                             -----------    ----------
ASSETS
Cash                                                                                         $     7,444    $    9,524
Federal funds sold                                                                                   100         1,100
                                                                                             -----------    ----------
     Cash and cash equivalents                                                                     7,544        10,624

Securities available for sale                                                                     52,131        48,491
Total loans                                                                                      207,209       206,274
Allowance for loan losses                                                                         (2,439)       (2,503)
                                                                                             -----------    ----------
     Loans, net                                                                                  204,770       203,771
Premises and equipment, net                                                                        6,318         6,380
Accrued interest receivable                                                                        1,132         1,143
Other assets                                                                                       3,159         2,431
                                                                                             -----------    ----------

         Total assets                                                                        $   275,054    $  272,840
                                                                                             ===========    ==========

LIABILITIES
Deposits
     Noninterest-bearing demand                                                              $    20,801    $   26,123
     Interest-bearing demand                                                                      72,505        68,656
     Savings and time deposits                                                                   104,741       103,413
     Time deposits $100,000 and greater                                                           39,238        40,559
                                                                                             -----------    ----------
         Total deposits                                                                          237,285       238,751
FHLB advances                                                                                     16,000        11,500
Accrued interest payable                                                                             253           415
Other liabilities                                                                                    773         1,019
                                                                                             -----------    ----------
         Total liabilities                                                                       254,311       251,685
                                                                                             -----------    ----------

SHAREHOLDERS' EQUITY
Common stock, no par value; 4,000,000 shares authorized,
     1,178,084 and 1,164,722 shares issued in 2004 and 2003                                       11,074        10,684
Retained earnings                                                                                 10,821        10,607
Deferred compensation plan shares, at cost,
     13,407 and 11,033 shares in 2004 and 2003                                                      (325)         (270)
Treasury stock, 580 in 2004, 2,770 shares in 2003                                                    (15)          (70)
Accumulated other comprehensive income                                                              (812)          204
                                                                                             -----------    ----------
         Total shareholders' equity                                                               20,743        21,155
                                                                                             -----------    ----------

         Total liabilities and shareholders' equity                                          $   275,054    $  272,840
                                                                                             ===========    ==========

               See notes to the consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

(Amounts in thousands, except per share data)

                                                     Three Months Ended                    Six Months Ended
                                                          June 30,                             June 30,
                                            ---------------------------------     ---------------------------------
                                                 2004               2003               2004               2003
                                            ---------------    --------------     --------------    ---------------
INTEREST INCOME
     Interest and fees on loans             $         3,492    $        3,636     $        6,949    $         7,198
     Interest on securities:
         Taxable                                        284               151                531                310
         Nontaxable                                     239               299                492                546
     Other interest income                                7                 4                 20                  8
                                            ---------------    --------------     --------------    ---------------
              Total interest income                   4,022             4,090              7,992              8,062
                                            ---------------    --------------     --------------    ---------------
INTEREST EXPENSE
     Interest on deposits                             1,104             1,274              2,227              2,588
     Interest on borrowings                             137               138                268                270
                                            ---------------    --------------     --------------    ---------------
              Total interest expense                  1,241             1,412              2,495              2,858
                                            ---------------    --------------     --------------    ---------------

NET INTEREST INCOME                                   2,781             2,678              5,497              5,204

Provision for loan losses                               402               325                702                625
                                            ---------------    --------------     --------------    ---------------
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                             2,379             2,353              4,795              4,579
                                            ---------------    --------------     --------------    ---------------

OTHER INCOME
     Service fees and overdraft charges                 502               560                953              1,031
     Gains on sale of securities, net                    --                74                 27                 96
     Gains on sale of loans, net                         --                 5                 --                  5
     Other income                                        71               114                158                234
                                            ---------------    --------------     --------------    ---------------
              Total other income                        573               753              1,138              1,366
                                            ---------------    --------------     --------------    ---------------

OTHER EXPENSE
     Salaries and employee benefits                   1,243             1,147              2,402              2,326
     Occupancy, furniture and equipment                 280               232                550                468
     State taxes                                        102                89                200                184
     Data processing                                    198               178                411                357
     FDIC deposit insurance                              17                17                 34                 34
     Professional fees                                   75                56                176                134
     Amortization of intangibles                         64               116                129                175
     Loss on sale of foreclosed assets                   17                --                 17                 --
     Other operating expense                            611               590              1,154              1,126
                                            ---------------    --------------     --------------    ---------------
              Total other expense                     2,607             2,425              5,073              4,804
                                            ---------------    --------------     --------------    ---------------

Income before federal income taxes                      345               681                861              1,141
Income tax expense                                       40               137                133                224
                                            ---------------    --------------     --------------    ---------------

Net income                                  $           305    $          544     $          728    $           917
                                            ===============    ==============     ==============    ===============

Basic earnings per common share             $           .26    $          .47     $          .62    $           .79
                                            ===============    ==============     ==============    ===============
Diluted earnings per common share           $           .26    $          .47     $          .62    $           .79
                                            ===============    ==============     ==============    ===============

               See notes to the consolidated financial statements.

                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                                         Three Months Ended
                                                                                             June 30,
                                                                                -----------------------------------
(Amounts in thousands, except per share data)                                          2004              2003
                                                                                ---------------    ----------------
Balance at beginning of period                                                  $        21,990    $         20,869

Comprehensive income:
     Net income                                                                             305                 544
     Change in net unrealized gain (loss) on securities
       available for sale, net of reclassification and tax effects                       (1,329)                891
                                                                                ---------------    ----------------
         Total comprehensive income                                                      (1,024)              1,435

Treasury stock purchase, 450 shares in 2003                                                  --                 (11)

Dividends paid ($.19 and $.19 per share in 2004 and 2003)                                  (223)               (221)
                                                                                ---------------    ----------------

Balance at end of period                                                        $        20,743    $         22,072
                                                                                ===============    ================

                                                                                       Six months Ended June 30,
                                                                                -----------------------------------
                                                                                       2004               2003
                                                                                ---------------    ----------------
Balance at beginning of period                                                  $        21,155    $         20,778

Comprehensive income:
     Net income                                                                             728                 917
     Change in net unrealized gain (loss) on securities
       available for sale, net of reclassification and tax effects                       (1,017)                843
                                                                                ---------------    ----------------
         Total comprehensive income                                                        (289)              1,760

Shares issued, options exercised 10,777 shares in 2004,
     489 shares in 2003                                                                     250                  12
Shares issued for deferred compensation plan, 2,585 shares in 2004                           61                  --
Treasury stock purchase, 2,889 shares in 2004, 4,190 shares in 2003                         (77)               (115)
Treasury stock reissued for options exercised,
     5,079 shares in 2004, 4,719 shares in 2003                                              90                  79

Dividends paid ($.38 and $.38 per share in 2004 and 2003)                                  (447)               (442)
                                                                                ---------------    ----------------

Balance at end of period                                                        $        20,743    $         22,072
                                                                                ===============    ================

               See notes to the consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                         Six months Ended
                                                                                              June 30,
                                                                                  ---------------------------------
                                                                                      2004               2003
                                                                                  --------------    ---------------
                                                                                        ($ in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                   $          728    $           917
     Adjustments                                                                             477              1,547
                                                                                  --------------    ---------------
         Net cash from operating activities                                                1,205              2,464

CASH FLOWS FROM INVESTING ACTIVITIES
     Securities available for sale
         Purchases                                                                       (12,777)           (23,800)
         Maturities and repayments                                                         2,027              4,625
         Sales                                                                             5,525             13,603
     Net change in loans                                                                  (1,996)            (3,849)
     Proceeds from sale of foreclosed/repossessed assets                                     288                 --
     Bank premises and equipment expenditures                                               (236)              (263)
                                                                                  --------------    ---------------
           Net cash from investing activities                                             (7,169)            (9,684)
                                                                                  --------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                                               (1,493)             8,957
     Net change in borrowings from FHLB                                                    4,500                 --
     Net change in federal funds purchased                                                    --               (250)
     Common shares issued for stock options                                                  311                 13
     Treasury shares purchased                                                               (77)               (37)
     Treasury shares reissued for stock options                                               90                 --
     Cash dividends paid                                                                    (447)              (442)
                                                                                  --------------    ---------------
           Net cash from financing activities                                              2,884              8,241
                                                                                  --------------    ---------------

Net change in cash and cash equivalents                                                   (3,080)             1,021

Cash and cash equivalents at beginning of period                                          10,624              7,057
                                                                                  --------------    ---------------

Cash and cash equivalents at end of period                                        $        7,544    $         8,078
                                                                                  ==============    ===============

SUPPLEMENTAL DISCLOSURES
     Cash paid for interest                                                       $        2,657    $         2,811
     Cash paid for income taxes                                                              295                403
     Non-cash transfer of loans to foreclosed/repossessed assets                             339                330

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

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Corporation at June 30, 2004, and results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances. The Annual Report for the Corporation for the year ended December 31, 2003, contains consolidated financial statements and related notes, which should be read in conjunction with the accompanying consolidated financial statements.

Use of Estimates: To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided. Future results could differ. The collectibility of loans, fair values of financial instruments, and status of contingencies are particularly subject to change.

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

NOTE 2 - EARNINGS PER SHARE

Weighted average shares used in determining basic and diluted earnings per share are as follows:

                                                                        2004                2003
                                                                      ---------           ---------
Weighted average shares outstanding during the period                 1,174,972           1,164,041
Dilutive effect of exercisable stock options                              2,965               2,584
                                                                      ---------           ---------
Weighted average shares considering dilutive effect                   1,177,937           1,166,625
                                                                      =========           =========

                           COMMERCIAL BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2004 and 2003 there were 13,200 and 34,171 stock options that were not considered in computing diluted earnings per share because they were anti-dilutive. The reduction in the number of non-dilutive shares is a direct result of both an increase in market value, which gave all but the 1999 plan shares a realizable value, as well as the exercising of 15,856 shares, and the forfeiture of another 15,538 shares due to the departure of a senior executive.

NOTE 3 - LOANS

Loans were as follows:

                                                                  June 30, 2004          December 31, 2003
                                                                  -------------          -----------------
                                                                               ($ in thousands)
Commercial and other loans                                       $         131,398       $         129,171
Real estate loans                                                           10,772                  12,130
Construction loans                                                             884                     193
Home equity loans                                                           14,205                  13,445
Consumer and credit card loans                                              27,632                  32,810
Consumer finance loans                                                      22,318                  18,525
                                                                 -----------------       -----------------
     Total loans                                                 $         207,209       $         206,274
                                                                 =================       =================

The subsidiary Bank is an authorized seller/servicer for the Federal Home Loan Mortgage Corporation (FHLMC) but has curtailed such activity in favor of originating new fixed-rate mortgages in conjunction with Countrywide, Incorporated. Under this arrangement, the Bank no longer owns the originated loans but initiates the process through to closing, and final funding comes directly from Countrywide, for which the Bank earns a fee. At June 30, 2004 and December 31, 2003, loans sold to FHLMC for which the Bank has retained servicing totaled $39,422,000 and $49,878,000 and real estate loans originated and held for sale totaled zero in 2004 and at year end 2003.

Activity in the allowance for loan losses for the three months ended June 30 was as follows:

                                                                          2004                     2003
                                                                          ----                     ----
                                                                                ($ in thousands)
Beginning balance                                                      $     2,463               $   1,958
Provision for loan loss                                                        402                     325
Loans charged off                                                             (461)                   (340)
Recoveries of loans previously charged-off                                      35                      38
                                                                       -----------               ---------
     Ending balance                                                    $     2,439               $   1,981
                                                                       ===========               =========

Activity in the allowance for loan losses for the six months ended June 30 was as follows:

                                                                          2004                     2003
                                                                          ----                     ----
                                                                                ($ in thousands)
Beginning balance                                                      $     2,503               $   2,091
Provision for loan loss                                                        702                     625
Loans charged off                                                             (814)                   (805)
Recoveries of loans previously charged-off                                      48                      70
                                                                       -----------               ---------
     Ending balance                                                    $     2,439               $   1,981
                                                                       ===========               =========

                           COMMERCIAL BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impaired loans were as follows:

                                                                      June 30, 2004         December 31, 2003
                                                                      -------------         -----------------
                                                                                ($ in thousands)
Period-end loans with no allocated allowance                           $     1,534               $   2,072
Period-end loans with allocated allowance                                      458                     390
                                                                       -----------               ---------
     Total                                                             $     1,992               $   2,462
                                                                       ===========               =========
Amount of allowance for loan loss allocated                            $        74               $      89

Nonperforming loans were as follows:

                                                                      June 30, 2004         December 31, 2003
                                                                      -------------         -----------------
                                                                                ($ in thousands)
Loans past due over 90 days still on accrual                           $       189               $      83
Nonaccrual loans                                                             1,803                   2,377

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

NOTE 4 - OTHER COMPREHENSIVE INCOME

Other comprehensive income for the three months ended June 30 was as follows:

                                                                                        2004          2003
                                                                                        ----          ----
                                                                                         ($ in thousands)
Unrealized holding gains (losses) on securities available for sale                    $  (2,013)   $   1,425
Less: Reclassification adjustment for losses (gains) recognized in income                    --          (75)
                                                                                      ---------    ---------
     Net unrealized holding gains (losses)                                               (2,013)       1,350
Tax effect                                                                                  684         (459)
                                                                                      ---------    ---------
     Other comprehensive income                                                       $  (1,329)   $     891
                                                                                      =========    =========

Other comprehensive income for the six months ended June 30 was as follows:

                                                                                        2004          2003
                                                                                        ----          ----
                                                                                         ($ in thousands)
Unrealized holding gains (losses) on securities available for sale                    $  (1,567)   $   1,373
Less: Reclassification adjustment for losses (gains) recognized in income                   (27)         (96)
                                                                                      ---------    ---------
     Net unrealized holding gains (losses)                                               (1,540)       1,277
Tax effect                                                                                  523         (434)
                                                                                      ---------    ---------
     Other comprehensive income                                                       $  (1,017)   $     843
                                                                                      =========    =========

                           COMMERCIAL BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Earnings for the three months ended June 30 was as follows:

                                                                          2004               2003
                                                                          ----               ----
Income as reported                                                     $     305           $    544
Deduct: Stock-based compensation expense
       determined under fair value based method                                4                 11
                                                                       ---------           --------
Pro forma net income                                                         301                533
Pro forma earnings per share
       Basic                                                           $     .26           $    .47
       Diluted                                                               .26                .46

Earnings per share as reported
       Basic                                                           $     .26           $    .47
       Diluted                                                               .26                .47

Earnings for the six months ended June 30 was as follows:

                                                                           2004               2003
                                                                           ----               ----
Income as reported                                                     $     728           $    917
Deduct: Stock-based compensation expense
       determined under fair value based method                                9                 22
                                                                       ---------           --------
Pro forma net income                                                         719                895
Pro forma earnings per share
       Basic                                                           $     .62           $    .79
       Diluted                                                               .61                .77

Earnings per share as reported
       Basic                                                           $     .62           $    .79
       Diluted                                                               .62                .79

                           COMMERCIAL BANCSHARES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion focuses on the consolidated financial condition of Commercial Bancshares, Inc. at June 30, 2004, compared to December 31, 2003, and the consolidated results of operations for the quarterly and six-month periods ending June 30, 2004 compared to the same periods in 2003. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements and related footnotes.

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

This quarter's discussion includes three tables detailing the dollar and percent changes in ending and average balances for the analysis of the "Financial Condition" section as well as the quarterly and semiannual changes in income and expense items for the "Results of Operations" section. The tables are provided to allow the reader to reference all changes in balances and net income in a centralized fashion, and then concentrate on the discussion of why the values changed rather than get caught up in the details of each dollar change. The reader should be able to get a clearer picture of the Corporation's overall performance when coupled with the existing yield analysis tables.

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

FINANCIAL CONDITION

Total assets increased by $2,214,000 in the six month period ended June 30, 2004 compared to a $10,291,000 increase the year before from the previous year end. This represents less than a 1% increase versus 4% last year. The Bank traditionally experiences a reduction in loan balances just after year ends as companies pay down loans made prior to year end and gear up for new projects, especially in the

                           COMMERCIAL BANCSHARES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

agricultural markets, and then a gradual increase in footings occurs as the year continues. This year has seen only moderate loan growth of a little less than $1,000,000 compared to last year's more than $2,500,000. Of course, that growth comes despite the loss of almost $2,800,000 due to pay-downs on the horse-trailer portfolio arranged with a broker from Denver during the first six months of 2004, compared to pay-downs of almost $4,100,000 during that same period in 2003. The long-term fixed-rate Real Estate portfolio has also declined $600,000 during 2004, compared to a reduction of almost $4,100,000 during the same period in 2003. Decisions to leave these areas of lending have hampered the Bank's attempts to grow its entire portfolio.

 (dollars in thousands)                                       ENDING BALANCES AS OF THE DATE SHOWN
                                 --------------------------------------------------------------------------------------------
                                 06/30/04   12/31/03     $ CHG      % CHG     06/30/03    12/31/02           $ CHG      % CHG
                                 --------   --------     -----      -----     --------    --------           -----      -----
Cash & Fed funds                   7,544     10,624     (3,080)    (28.99)      8,078        7,057           1,021      14.47
Securities AFS                    52,131     48,491      3,640       7.51      46,517       39,668           6,849      17.27
Gross loans                      207,209    206,274        935       0.45     204,627      202,065           2,562       1.27
Allowance for loan losses         (2,439)    (2,503)        64      (2.56)     (1,981)      (2,091)            110      (5.26)
                                 -------    -------     ------     ------     -------      -------          ------     ------
    Loans, net                   204,770    203,771        999       0.49     202,646      199,974           2,672       1.34
Premises & Equipment               6,318      6,380        (62)     (0.97)      6,185        6,167              18       0.29
Accrued interest receivable        1,132      1,143        (11)     (0.96)      1,169        1,197             (28)     (2.34)
Other Assets                       3,159      2,431        728      29.95       2,497        2,738            (241)     (8.80)
                                 -------    -------     ------     ------     -------      -------          ------     ------
    Total assets                 275,054    272,840      2,214       0.81     267,092      256,801          10,291       4.01
                                 =======    =======     ======     ======     =======      =======          ======     ======

Noninterest-bearing demand        20,801     26,123     (5,322)    (20.37)     20,318       22,453          (2,135)     (9.51)
Interest-bearing demand           72,505     68,656      3,849       5.61      63,896       64,678            (782)     (1.21)
Savings and time deposits        104,741    103,413      1,328       1.28     107,604      102,363           5,241       5.12
Time deposits of $100k            39,238     40,559     (1,321)     (3.26)     39,946       33,314           6,632      19.91
                                 -------    -------     ------     ------     -------      -------          ------     ------
    Total deposits               237,285    238,751     (1,466)     (0.61)    231,764      222,808           8,956       4.02
FHLB advances                     16,000     11,500      4,500      39.13      11,500       11,500               0       0.00
Other borrowed funds                   0          0          0       0.00         100          350            (250)    (71.43)
Accrued interest payable             253        415       (162)    (39.04)        376          329              47      14.29
Other liabilities                    773      1,019       (246)    (24.14)      1,280        1,036             244      23.55
                                 -------    -------     ------     ------     -------      -------          ------     ------
    Total liabilities            254,311    251,685      2,626       1.04     245,020      236,023           8,997       3.81
Shareholders' equity              20,743     21,155       (412)     (1.95)     22,072       20,778           1,294       6.23
                                 -------    -------     ------     ------     -------      -------          ------     ------
    Total liabilities & equity   275,054    272,840      2,214       0.81     267,092      256,801          10,291       4.01
                                 =======    =======     ======     ======     =======      =======          ======     ======

Loan growth has been hard to come by, and deposit growth has come from both new public funds deposits as well as brokered certificates of deposits. The last year and a half has seen several periods of remixing the deposit portfolio. The first movement occurred as large numbers of certificates originated with above-market rates matured and were rolled out of the Bank when we offered only current market rates rather than the enticement rates. The Bank replaced such departing funds with a combination of local public fund sources as well as deposits raised by external brokers at current market rates without premiums. Public funds footings rose almost $5,600,000 during the first six months of 2003 which led to a need for that much growth in the Securities portfolio to cover the pledging requirements, with footings rising almost $6,850,000. While public fund footings originally continued to rise during the first few months of 2004, additional securities were purchased for both pledging purposes as well as to have liquid assets earning more than overnight rates. Securities increased $3,640,000 during the first six months of 2004. Regretfully, as tax revenues have suffered during the early months of 2004, some of the public funds have been pulled back and not renewed. They have now decreased by $1,600,000 over the six

                           COMMERCIAL BANCSHARES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

month period. Thus, total assets have grown by just over $1,600,000 despite the fact that earning assets have grown by more than $4,600,000. Cash balances have been consumed to pay for the lost deposits, and the net change has been met by borrowing $4,500,000 in additional overnight FHLB funds.

The reserve for loan losses has decreased $64,000 since year end as net charge offs have been greater than the provision so far this year. This compares to a reduction of $110,000 in the reserve during the first six months last year. With the provisions made to the reserve and the net charge-offs applied for the last six months, the reserve stands at 1.18% of gross loans. This compares to a reserve of just over 1.21% at year end, and a reserve of 0.97% at the end of June, 2003.

The low-rate interest environment has been holding sway in the market for an unprecedented term, encompassing the entire eighteen month stretch between the end of 2002 and June 30, 2004. As the second quarter of 2004 came to a close, the Federal Reserve saw fit to increase rates by just .25%, the first upward movement in more than two years. That rate increase has had no impact on performance yet. The mix of deposits has changed again since year end 2003. A large part of that change, $4,000,000 in noninterest-bearing demand deposits, were used to pay off a like-amount of cash-collateralized loans that were on the books as of December 31, 2003. By discounting that transaction, the change in deposits and borrowings reveal a reliance upon overnight borrowed funds to off-set the loss in public funds deposits as discussed earlier. With the uncertainty as to how soon and how high rates will be raised again, it is incumbent upon management to monitor the funding of its assets to take advantage of the best possible levels or rates. Deposits have grown by almost $14,500,000 since December 31, 2002.

Other assets and cash balances reflect lower balances for accrued interest receivable and cash on hand. In addition, the Bank has completely replaced it aged ATM network last year, upgrading to the latest operating environment and ready for the latest wave of innovations. In addition, the Bank is also in the process of upgrading its internal computer network as well, and taking advantage of some cost-saving changes to have the newest features for less investment at each computer station. Many of these changes have been on the books as "construction in process" items with amounts "payable to contractors". Most of those costs have now been put into active status, and the bills for them paid.

Total shareholders' equity reflects current earnings of $728,000 less dividends of $448,000 during the first six months of 2004. The change in unrealized fair market value of securities held for sale decreased the equity value by $1,015,000. Given the improvement in earnings and cash flow, and favorable market reaction to reported events, the market value of the Company's shares has made most of the stock options redeemable. Some executive officers exercised existing stock options. This resulted in a net increase in shareholders' equity of $250,000. In addition, $60,000 of stock was issued for the directors' deferred compensation plan. During the same period last year, equity grew by $917,000 in earnings, less $442,000 in dividends, less $12,000 for shares issued for exercised options.

Average balance changes for the three-month period tend to reflect the increases over a two year period. Thus, total average asset footings for the second quarter of 2004 are 2.14% higher than the same quarter in 2003. The average loan growth during the second quarter this year versus last year reflects the sluggish nature of loan originations in light of the runoff of both real estate and consumer balances. Any increases shown stand as tribute to the efforts of the lending staff. Average balances for the reserve for loan losses reflect $470,000 more for the three month period, reflecting the additions made to the reserve for growth and the new mix of the loan portfolio at the end of 2003.

Average balance changes for the six-month period reflects the sustained growth of more than $11,500,000 for the full period. The same growth in public funds and brokered certificates are reflected in the interest-bearing demand and time accounts of $100,000 or more. Those increases give rise to the securities growth

                           COMMERCIAL BANCSHARES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

of more than $6,000,000 and extra cash footings of almost $3,000,000. The loan growth of almost $3,500,000 is impressive given the runoff of the horse trailer and real estate loans as discussed earlier. The basic earning power of the Bank is reflected in these numbers as earning assets continue to grow and deposits are flowing into the Bank.

                                                         AVERAGE DAILY BALANCES FOR THE PERIODS SHOWN
                                   ---------------------------------------------------------------------------------------
(dollars in thousands)                     THREE MONTHS ENDED JUNE 30                     SIX MONTHS ENDED JUNE 30
                                   -----------------------------------------   -------------------------------------------
                                     2004       2003       $ CHG     % CHG      2004           2003      $ CHG      % CHG
                                     ----       ----       -----     -----      ----           ----      -----      -----
Cash & Fed funds                    10,509      8,469      2,040     24.093     11,544         8,576      2,968     34.61
Securities AFS                      51,699     47,312      4,387       9.27     50,328        44,262      6,066     13.70
Gross loans                        203,661    200,282      3,379       1.69    202,606       199,109      3,497      1.76
Allowance for loan losses           (2,505)    (2,008)      (497)     24.75     (2,528)       (2,036)      (492)    24.17
                                   -------    -------     ------     ------    -------       -------    -------    ------
    Loans, net                     201,156    198,274      2,882       1.45    200,078       197,073      3,005      1.52
Premises & Equipment                 6,308      6,245         63       1.01      6,325         6,246         79      1.26
Accrued interest receivable          1,368      1,389        (21)     (1.51)     1,329         1,348        (19)    (1.41)
Other Assets                         2,918      3,294       (376)    (11.41)     2,876         3,293       (417)   (12.66)
                                   -------    -------     ------     ------    -------       -------    -------    ------
    Total assets                   273,958    264,983      8,975       3.39    272,480       260,798     11,682      4.48
                                   =======    =======     ======     ======    =======       =======    =======    ======

Noninterest-bearing demand          22,203     19,799      2,404      12.14     22,048        19,700      2,348     11.92
Interest-bearing demand             72,004     65,037      6,967      10.71     71,572        64,524      7,048     10.92
Savings and time deposits          103,951    105,181     (1,230)     (1.17)   103,640       104,667     (1,027)    (0.98)
Time deposits of $100k              39,988     37,104      2,884       7.77     39,637        35,580      4,057     11.40
                                   -------    -------     ------     ------    -------       -------    -------    ------
    Total deposits                 238,146    227,121     11,025       4.85    236,897       224,471     12,426      5.54
FHLB advances                       12,934     13,038       (104)     (0.80)    12,217        12,274        (57)    (0.46)
Other borrowed funds                   281        213         68      31.92        140           263       (123)   (46.77)
Accrued interest payable               299        420       (121)    (28.81)       366           414        (48)   (11.59)
Other liabilities                    1,165      2,373     (1,208)    (50.91)     1,372         1,948       (576)   (29.57)
                                   -------    -------     ------     ------    -------       -------    -------    ------
    Total liabilities              252,825    243,165      9,660       3.97    250,992       239,370     11,622      4.86
Shareholders' equity                21,133     21,818       (685)     (3.14)    21,488        21,428         60      0.28
                                   -------    -------     ------     ------    -------       -------    -------    ------
    Total liabilities & equity     273,958    264,983      8,975       3.39    272,480       260,798     11,682      4.48
                                   =======    =======     ======     ======    =======       =======    =======    ======

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

                           COMMERCIAL BANCSHARES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net income for the three months ended June 30, 2004 was $305,000 or $239,000 less than during the same period in 2003. Earnings per share decreased to $.26 from $.47 for the quarters ended June 30 in the respective years. Net income for the six months ended June 30, 2004 was $728,000 or $189,000 less than during the same period in 2003. Earnings per share decreased to $.62 from $.79 for the six-month periods ended June 30 in the respective years. Discussed below are the major factors that have influenced these operating results.

                                                               CONSOLIDATED STATEMENTS OF INCOME
                                                                     FOR THE PERIODS SHOWN
                                    ---------------------------------------------------------------------------------------
(dollars in thousands)                      THREE MONTHS ENDED JUNE 30                     SIX MONTHS ENDED JUNE 30
                                    ---------------------------------------       ----------------------------------------
                                     2004      2003       $ CHG      % CHG        2004        2003       $ CHG      % CHG
                                     ----      ----       -----      -----        ----        ----       -----      -----
Interest and fees on loans          3,492      3,636      (144)       (3.96)      6,949      7,198       (249)       (3.46)
Taxable interest on securities        284        151       133        86.84         531        310        221        71.29
Tax-free interest on securities       239        299       (60)      (20.07)        492        546        (54)       (9.89)
Other interest income                   7          4         3        75.00          20          8         12       150.00
                                    -----      -----      ----      -------       -----      -----       ----       ------
    Total interest income           4,022      4,090       (68)       (1.69)      7,992      8,062        (70)       (0.87)

Interest on deposits                1,104      1,274      (170)      (13.34)      2,227      2,588       (361)      (13.95)
Interest on borrowings                137        138        (1)       (1.44)        268        270         (2)       (0.74)
                                    -----      -----      ----      -------       -----      -----       ----       ------
    Total interest expense          1,241      1,412      (171)      (12.17)      2,495      2,858       (363)      (12.70)

Net interest income                 2,781      2,678       103         3.85       5,497      5,204        293         5.63
Provision for loan losses             402        325        77        23.69         702        625         77        12.32
                                    -----      -----      ----      -------       -----      -----       ----       ------
    Net interest after PLL          2,379      2,353        26         1.10       4,795      4,579        216         4.72

Service and overdraft fees            502        560       (58)      (10.36)        953      1,032        (79)       (7.66)
Gains on loan/security sales           --         79       (79)     (100.00)         27        100        (73)      (73.00)
Other income                           71        114       (43)      (37.72)        158        234        (76)      (32.48)
                                    -----      -----      ----      -------       -----      -----       ----       ------
    Total other income                573        753      (180)      (23.90)      1,121      1,366       (228)      (16.69)

Salaries and employee benefits      1,243      1,147        96         8.37       2,402      2,326         76         3.27
Occupancy, furniture & equip          280        232        48        20.69         550        468         82        17.52
State taxes                           102         89        13        14.61         200        184         16         8.70
Data processing                       198        178        20        11.24         411        357         54        15.13
FDIC deposit insurance                 17         17         0         0.00          34         34          0         0.00
Professional fees                      75         56        19        33.93         176        134         42        31.34
Amortization of intangibles            64        116       (52)      (44.83)        128        175        (47)      (26.86)
Loss on foreclosed asset sales         17         --        17           --          17         --         17           --
Other operating expense               611        590        21         3.56       1,154      1,126         28         2.49
                                    -----      -----      ----      -------       -----      -----       ----       ------
    Total other expense             2,607      2,425       182         7.51       5,072      4,804        268         5.58

Income before taxes                   345        681      (336)      (49.34)        861      1,141       (280)      (24.54)
Income taxes                           40        137       (97)      (70.80)        133        224        (91)      (40.63)
                                    -----      -----      ----      -------       -----      -----       ----       ------
    Net income                        305        544      (239)      (43.93)        728        917       (189)      (20.61)
                                    =====      =====      ====      =======       =====      =====       ====       ======

                           COMMERCIAL BANCSHARES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The first table details the variance amounts and percentages for the three- and six-month periods. The subsequent yield analysis tables detail the combination of changing portfolio balance mixes and the earning power behind the rates associated with those balances. Interest income shown on the yield analysis has been adjusted to show taxable equivalents in order to compare pre-tax earning power.

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

Interest income for all of the first six months of 2003 reflects a prime rate environment of 4.25%, while the entire six months of 2004 reflects a prime rate of 4.00%. Rates were lowered in November of 2002 to the 4.25% level, and remained there until June 30, 2003, at which time an additional lowering of 25 points was announced. Rates stayed at that level throughout the remainder of 2003 and all six months of 2004. A rate increase of 25 points has been announced but is not effective on the Bank's books until July 2, 2004. Thus, both the three-month and six-month results reported will reflect lower equivalent yields on all loans tied to prime rate.

Interest income for the three month period ending June 30, 2004 was $68,000 less than the prior year's second quarter. On a fully-taxable equivalent basis, the difference becomes a decrease of $94,000 because of the Bank's slightly lower yield on tax-free securities, as well as a smaller portfolio of tax-free securities as some were sold off to realize gains last year. The lower prime and the runoff of higher yielding consumer loans is reflected in the lower interest yield of 6.98% on earning assets this year versus the first quarter yield of 7.36% last year. To help offset the loss in yield for the quarter, the Bank's earning assets grew more than $8,910,000 million over the prior year's first quarter, netting the lower interest income. At the same time, interest expense shrank $171,000 for the quarter as the cost of funds fell 39 points to 2.18%. Therefore, net interest income rose $103,000 for the comparable period. Six month results paralleled the quarterly performance, with interest income declining $70,000 or $91,000 on a taxable equivalent basis, as interest expense fell even further, decreasing $363,000 for the six months. This left net interest margin $293,000 higher for the six months, or $272,000 higher on a taxable equivalent basis.

The provision for loan losses was the same $300,000 for the first quarters of both 2004 and 2003, but raised to $402,000 for the second three months of 2004 compared to $325,000 in 2003. That left the provision $77,000 higher in both the quarterly and year-to-date values for 2004 versus 2003. Additions to the provision were used to cover the growth in the loan portfolio as well the losses experienced in the portfolio each year. As shown earlier in Note 3, net charge offs for the quarter were $124,000 higher than last year but only $31,000 higher for the six month periods for the two years. Management determines the adequacy of the allowance for loan losses through its analysis of specific problem loans and historical charge-off experience in addition to its evaluation of local and national economic conditions. The Bank believes that the current allowance balance is sufficient to cover probable identified losses in the loan portfolio.

                           COMMERCIAL BANCSHARES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net interest income after the provision for loan losses was $26,000 more for the first quarter 2004 than in 2003, and $216,000 higher for the six month periods ended June 30, 2004. Net interest income after the provision is a measurement of how well the Bank has weathered changes in the interest rate environment and variances in the quality of the assets in its portfolios. In light of the sustained low-rate interest environment and rise in consumer debt burden, the Bank has held its own in the face of such adversity.

The following table provides an analysis of the average balances, yields and rates on interest-earning assets and interest-bearing liabilities.

                                                                 Three months Ended June 30,
                                            ---------------------------------------------------------------------
                                                            2004                               2003
                                            ---------------------------------   ---------------------------------
                                              Average                Average      Average               Average
                                              balance     Interest  yield/rate    balance    Interest  yield/rate
                                            -----------   --------  ----------  ----------   --------  ----------
                                                                      ($ in thousands)
Securities (1)                              $    54,775   $    642    4.71%     $   48,746   $    592    4.87%
Loans (2)                                       201,156      3,492    6.98         198,275      3,636    7.36
                                            -----------   --------              ----------   --------
     Total interest-earning assets              255,931      4,134    6.50         247,021      4,228    6.87
Other assets                                     18,027                             17,962
                                            -----------                         ----------
         Total assets                       $   273,958                         $  264,983
                                            ===========                         ==========

Deposits - interest bearing                 $   215,943      1,104    2.06%     $  207,322      1,274    2.47%
Borrowed funds                                   13,215        137    4.16          13,251        138    4.19
                                            -----------   --------              ----------   --------
     Total interest-bearing deposits        $   229,158      1,241    2.18      $  220,573      1,412    2.57
           and borrowings
Noninterest-bearing demand deposits              22,203                             19,799
Other liabilities                                 1,464                              2,793
Shareholder's equity                             21,133                             21,818
                                            -----------                         ----------
         Total liabilities and
         shareholders' equity               $   273,958                         $  264,983
                                            ===========                         ==========

Net interest income                                       $  2,893                           $  2,816
                                                          ========                           ========

Interest rate spread                                                  4.32%                              4.30%

Net interest margin (3)                                               4.55%                              4.57%

-------------------
(1) Securities include federal funds sold for purposes of this yield table. Average yields on all securities have been computed based on amortized cost. Income on tax exempt securities has been computed on a fully-taxable equivalent basis using a 34% tax rate and the average cost of funds to support the purchases. The adjustment is $112,000 and $138,000 for 2004 and 2003.

(2) Average balance is net of deferred loan fees and loan discounts. Interest income includes loan fees of $576,000 and $176,000 and deferred dealer reserve expense of $47,000 and $96,000 in 2004 and 2003.

(3)  Net interest income as a percentage of average interest-earning assets.

                           COMMERCIAL BANCSHARES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table provides an analysis of the average balances, yields and rates on interest-earning assets and interest-bearing liabilities.

                                                                  Six months Ended June 30,
                                            ---------------------------------------------------------------------
                                                            2004                               2003
                                            ---------------------------------   ---------------------------------
                                              Average                 Average     Average               Average
                                              balance     Interest  yield/rate    balance    Interest  yield/rate
                                            -----------   --------  ----------  ----------   --------  ----------
                                                                      ($ in thousands)
Securities (1)                              $    54,548   $  1,273     4.69%    $   45,714   $  1,116     4.92%
Loans (2)                                       200,078      6,950     6.99        197,073      7,198     7.37
                                            -----------   --------              ----------   --------
     Total interest-earning assets              254,626      8,223     6.49        242,787      8,314     6.91
Other assets                                     17,854                             18,011
                                            -----------                         ----------
         Total assets                       $   272,480                         $  260,798
                                            ===========                         ==========

Deposits - interest bearing                 $   214,849      2,227     2.08%    $  204,771      2,588     2.55%
Borrowed funds                                   12,357        268     4.37         12,537        270     4.35
                                            -----------   --------              ----------   --------
     Total interest-bearing deposits        $   227,206      2,495     2.21     $  217,308      2,858     2.65
           and borrowings
Noninterest-bearing demand deposits              22,048                             19,700
Other liabilities                                 1,738                              2,362
Shareholder's equity                             21,488                             21,428
                                            -----------                         ----------
         Total liabilities and
         shareholders' equity               $   272,480                         $  260,798
                                            ===========                         ==========

Net interest income                                       $  5,728                           $  5,456
                                                          ========                           ========

Interest rate spread                                                   4.29%                              4.25%

Net interest margin (3)                                                4.52%                              4.53%

-----------------------
(4) Securities include federal funds sold for purposes of this yield table. Average yields on all securities have been computed based on amortized cost. Income on tax exempt securities has been computed on a fully-taxable equivalent basis using a 34% tax rate and the average cost of funds to support the purchases. The adjustment is $231,000 and $252,000 for 2004 and 2003.

(5) Average balance is net of deferred loan fees and loan discounts. Interest income includes loan fees of $330,000 and $332,000 and deferred dealer reserve expense of $109,000 and $193,000 in 2004 and 2003.

(6)  Net interest income as a percentage of average interest-earning assets.

The basic earning power of the Bank, as evidenced by the net interest margin after the provision for loan losses continues to perform at a relatively good pace. Overall earnings performance has been hampered by an inability to generate consistent non-interest income and control non-interest expenses. Steps have been taken by management to address specific needs and to set new goals for improving performance in these areas. Decisions to abandon the specialty loan niches and to curtail activity in the origination of long-term fixed-rate mortgages are being re-worked to approach those areas from a different perspective and improve the fee generation equations that drive them. Plans are afoot to revamp the mortgage loan origination process, add other financial partnerships for investments and insurance, and to reenter the

                           COMMERCIAL BANCSHARES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

specialty consumer loan market under more favorable terms. In addition, studies are under way to gain control of the ever-increasing cost of processing the Bank's loan and deposit transactions, as well as to streamline the branching network. None of these will likely result in an immediate change in performance but taken together should vastly improve the Bank's operating efficiency.

Total noninterest income declined $180,000 for the second quarter of 2004 compared to the same period in 2003, and $228,000 for the full six month period. Items contributing to the decrease are consistent for both comparative periods and include reduced fees on overdrawn deposit accounts, lower net fees on foreign ATM transactions, and lower fees from the origination of mortgage loans through our Countrywide affiliation. Consumers are paying closer attention to the fees they incur for overdrawing their accounts as Congress and others look to regulate or hinder the proliferation of the new "overdraft privilege" programs. In addition, given the current market tendency for rates to rise rather than fall, the Bank is not likely to benefit from the sales of assets as it did in 2003, which netted income of $79,000 for the quarter, and $100,000 for the six month period in 2003.

Total noninterest expense increased $182,000 in the three months of the second of quarter 2004 compared to the same period during 2003 and $269,000 for the full six month period. Once again, the increases are consistent throughout the full six month comparison as additional personnel expenses reflect the hiring of a new senior-level operations manager, increased medical plan costs, the deployment of the new ATM network, the replacement of all the Bank's aged computer system, higher costs to process the growing number of accounts, higher costs to run the ATM network, and higher professional fees at the Corporate level to resolve legal issues involved with the change in senior management. Taken individually, the increased costs would pose little problem in resolving our earnings picture but taken as a whole, hitting simultaneously, they represent a logjam of problems to be overcome. Management is aggressively attacking each piece of this puzzle and fully expects to have improved earnings in the near future. Much of these increased costs are non-cash items associated with the depreciation expense from the new equipment, as well as the continued amortization of previously-generated mortgage servicing rights as we exit the fixed-rate, long-term mortgage origination market.

Given the reduction in net earnings, the taxes payable on those earnings are reflected in the lower values of $97,000 for the quarter and $91,000 for the full six month period.

Change in net income after taxes is the result of netting all the changes in all of the above categories. For the second quarter, that means income was down $239,000 from 2003 but only $189,000 for the full six months. Management realizes that income should be improved. The management team believes the appropriate steps have been and are being taken to address the issues discussed above with an eye on improving the bottom line.

                           COMMERCIAL BANCSHARES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Company has certain obligations and commitments to make future payments under contracts. At June 30, 2004, the aggregate contractual obligations and commitments are:

Contractual obligations

                                                                    Payments Due by Period
                                                              Less Than       1-3          3-5         After
(in thousands)                                     Total       One Year      Years        Years       5 Years
                                               -----------    ---------    ---------    ---------    ---------
Time deposits and certificates of deposit      $   123,167    $  53,952    $  58,679    $   9,218    $   1,318

Borrowed funds                                      16,000        4,500           --       11,500           --
                                               -----------    ---------    ---------    ---------    ---------

Total                                          $   139,167    $  58,452    $  58,679    $  20,718    $   1,318
                                               ===========    =========    =========    =========    =========

Other commitments

                                                          Amount of Commitment - Expiration by Period
                                                              Less Than       1-3          3-5         After
(in thousands)                                     Total       One Year      Years        Years       5 Years
                                                 ---------    ---------    ---------    ---------    ---------
Commitments to extend commercial credit          $   9,678    $   8,330    $     921    $     141    $     286
Commitments to extend consumer credit               13,262        3,373          535        1,450        7,904

Standby letters of credit                            2,022           22           --           --        2,000
                                                 ---------    ---------    ---------    ---------    ---------

Total                                            $  24,962    $  11,725    $   1,456    $   1,591    $  10,190
                                                 =========    =========    =========    =========    =========

Items listed above under "Contractual obligations" represent standard bank financing activity under normal terms and practices. Such funds normally roll-over or are replaced by like items depending on then-current financing needs. Items shown under "Other commitments" also represent standard bank activity but for extending credit to bank customers. Commercial credits generally represent lines of credit or approved loans with drawable funds still available under the contract terms. On an on-going basis, about half of these amounts are expected to be drawn. Consumer credits generally represent amounts drawable under revolving home equity lines or credit card programs. Such amounts are usually deemed less likely to be drawn upon in total as consumers tend not to draw down all amounts on such lines. Utilization rates tend to be fairly constant over time. Standby letters of credit represent guarantees to finance specific projects whose primary source of financing come from other sources. In the unlikely event of the other source's failure to provide sufficient financing, the bank would be called upon to fill the need. The bank is also continually engaged in the process of approving new loans in a bidding competition with other banks. Terms of possible new loans are approved by management and Board committees, with caveats and possible counter terms made to the applicant customers. Those customers may accept those terms, make a counter proposal, or accept terms from a competitor. These loans are not yet under contract but offers have been tendered and would be required to be funded if accepted. Such agreements represent about $4,095,000 at June 30, 2004 for various possible maturity terms.

                           COMMERCIAL BANCSHARES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Corporation's liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities which are summarized in the Condensed Consolidated Statements of Cash Flows. Cash and cash equivalents amounted to $7,544,000 at June 30, 2004 compared to $10,624,000 at December 31, 2003.

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

Cash flows from daily activity resulted in a decrease of more than $3 million dollars in Cash and Cash Equivalents since December 31, 2003. That decrease occurred as deposits shrank $1,500,000, mainly as public fund entities needed to use their deposits rather than roll them over, and another $1,000,000 in net payables/receivables were paid. Funds amounting to a net of $323,000 were raised through the exercise of stock options and the purchase/reissue of Treasury shares which did not cover the payment of $447,000 in dividends. Coupled with raising $4,500,000 in short-term borrowings, the net funds were employed to place nearly $2,000,000 in new loans and more than $3,600,000 in securities. Prior year activity for the first six months of 2003 saw Cash grow by $1,021,000 as deposits grew by nearly $9,000,000 mainly in public fund and brokered certificate monies which were used to fund more than $3,800,000 in new loans and more than $6,800,000 in securities to pledge for the public funds.

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

At June 30, 2004, the Bank's leverage ratio was 7.72% and the risk-based capital ratio was 10.97%, both of which exceeded the minimum regulatory requirements to be considered well-capitalized. The Corporation's leverage and risk-based capital ratios were 7.89% and 11.19% at June 30, 2004, exceeding well-capitalized levels.

                           COMMERCIAL BANCSHARES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A significant market risk to which the Corporation is exposed is interest rate risk. The business of the Corporation and the composition of its balance sheet consists of investments in interest-earning assets (primarily loans and securities) which are funded by interest-bearing liabilities (deposits and borrowings). These financial instruments have varying levels of sensitivity to changes in the market rates of interest resulting in market risk.

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

Item 4 -       Submission of Matters to a Vote of Security Holders:
               The Annual Meeting of Shareholders (the "Meeting") of the Corporation was held April 14, 2004 at the main office of the Commercial Savings Bank in Upper Sandusky. There were 735,400 shares of the 1,175,499 eligible shares currently outstanding, or 62.6%, represented in person or by proxy at the Meeting. Items of business transacted at the meeting included the election of Class I Directors of the Company. Each of the four nominees, namely Edwin G. Emerson, Deborah J. Grafmiller, Michael A. Mastro, and Douglas C. Smith, received at least 727,531 votes, or 98.9% of the shares represented at the Meeting, and were elected as Class I Directors of the Company, with each term expiring at the Company's 2007 Annual Meeting. Of the votes cast, the candidates received the following number and percentages of the 735,400 available. Mr. Emerson received 727,531 or 98.9%, Mrs. Grafmiller received 727,846 or 99.0%, Mr. Mastro received 732,960 or 99.7%, and Mr. Smith received 732,565 or 99.6%. The remaining eight members of the Board of Directors not up for election this year are Daniel E. Berg, John W. Bremyer, Lynn R. Child, Mark Dillon, Hazel D. Franks, William E. Ruse, Michael A. Shope, and Richard
               A. Sheaffer.

Item 5 -       Other Information:
               There are no matters required to be reported under this item.

Item 6 -       Exhibits and Reports on Form 8-K:

               (a) Exhibit 11, Statement re computation of per share earnings
                   (reference is hereby made to Note 2 to the Consolidated Financial Statements on page 7 hereof)

               (b) Report on Form 8-K has been filed during the quarter ended
                   June 30, 2004 on April 14, 2004 regarding results of the election at the Shareholders' Meeting.

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

                                           COMMERCIAL BANCSHARES, INC.
                                           -------------------------------------
                                           (Registrant)

Date: 08/11/2004                           /s/ Philip W. Kinley
                                           -------------------------------------
                                           (Signature)
                                           Philip W. Kinley
                                           President and Chief Executive Officer

Date: 08/11/2004                           /s/ John C. Haller
                                           -------------------------------------
                                           (Signature)
                                           John C. Haller
                                           Senior Vice President and Chief
                                           Financial Officer