Form 10-Q
period 2004-09-30
COMMERCIAL BANCSHARES INC \OH\
filed 2004-11-15
CIK 1009976

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

Quarterly Report Pursuant Section 13 or 15(d) of the Securities Exchange Act of
                                      1934

   For the Quarterly Period ended SEPTEMBER 30, 2004. Commission File Number
                                   000-27894

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
       Registrant's telephone number, including area code: (419) 294-5781

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------                   ------------------------------------------
none

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
---------------------------            -----------------------------------------
Common Shares, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ ] No [x]

As of November 10, 2004, the last practicable date, there were 1,178,938 outstanding of the registrant's common shares, no par value.

                           COMMERCIAL BANCSHARES, INC.

INDEX

                                                                                    Page
                                                                                    -----
PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Balance Sheets.............................................   3

           Consolidated Statements of Income ......................................   4

           Condensed Consolidated Statements of Changes in Shareholders' Equity....   5

           Condensed Consolidated Statements of Cash Flows ........................   6

           Notes to Consolidated Financial Statements .............................   7

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations...........................  11

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk..............  22

  Item 4.  Controls and Procedures.................................................  22

Part II - Other Information

  Item 1.  Legal Proceedings.......................................................  23

  Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.............  23

  Item 3.  Defaults Upon Senior Securities.........................................  23

  Item 4.  Submission of Matters to a Vote of Security Holders.....................  23

  Item 5.  Other Information.......................................................  23

  Item 6.  Exhibits and Reports on Form 8-K........................................  23

SIGNATURES ........................................................................  24

EXHIBIT A: CEO 302 Certification ..................................................  25
           CFO 302 Certification ..................................................  26
           CEO 906 Certification ..................................................  27
           CFO 906 Certification ..................................................  28

                           COMMERCIAL BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                              September 30,     December 31,
(Amounts in thousands)                                            2004              2003
                                                              -------------    -------------
ASSETS
Cash                                                          $       6,251    $       9,524
Federal funds sold                                                        -            1,100
                                                              -------------    -------------
     Cash and cash equivalents                                        6,251           10,624

Securities available for sale                                        60,222           48,491
Total loans                                                         210,649          206,274
Allowance for loan losses                                            (2,418)          (2,503)
                                                              -------------    -------------
     Loans, net                                                     208,231          203,771
Premises and equipment, net                                           6,349            6,380
Accrued interest receivable                                           1,391            1,143
Other assets                                                          2,692            2,431
                                                              -------------    -------------

         Total assets                                         $     285,136    $     272,840
                                                              =============    =============

LIABILITIES
Deposits

     Noninterest-bearing demand                               $      20,108    $      26,123
     Interest-bearing demand                                         72,556           68,656
     Savings and time deposits                                      105,115          103,413
     Time deposits $100,000 and greater                              42,048           40,559
                                                              -------------    -------------
         Total deposits                                             239,827          238,751
FHLB advances                                                        22,500           11,500
Accrued interest payable                                                283              415
Other liabilities                                                       600            1,019
                                                              -------------    -------------
         Total liabilities                                          263,210          251,685
                                                              -------------    -------------

SHAREHOLDERS' EQUITY
Common stock, no par value; 4,000,000 shares authorized,
     1,178,084 and 1,164,722 shares issued in 2004 and 2003          11,052           10,684
Retained earnings                                                    11,000           10,607
Deferred compensation plan shares, at cost,
     13,907 and 11,033 shares in 2004 and 2003                         (339)            (270)
Treasury stock, 1,582 in 2004, 2,770 shares in 2003                     (42)             (70)
Accumulated other comprehensive income                                  255              204
                                                              -------------    -------------
         Total shareholders' equity                                  21,926           21,155
                                                              -------------    -------------

         Total liabilities and shareholders' equity           $     285,136    $     272,840
                                                              =============    =============

               See notes to the consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                   Three Months Ended       Nine Months Ended
                                                     September 30,             September 30,
                                                -----------------------   -----------------------
(Amounts in thousands, except per share data)      2004         2003         2004         2003
                                                ----------   ----------   ----------   ----------
INTEREST INCOME
     Interest and fees on loans                 $    3,629   $    3,655   $   10,578   $   10,854
     Interest on securities:

         Taxable                                       334          143          865          453
         Nontaxable                                    238          295          730          841
     Other interest income                               7            3           27           12
                                                ----------   ----------   ----------   ----------
              Total interest income                  4,208        4,096       12,200       12,160
                                                ----------   ----------   ----------   ----------
INTEREST EXPENSE
     Interest on deposits                            1,151        1,271        3,378        3,860
     Interest on borrowings                            169          138          437          408
                                                ----------   ----------   ----------   ----------
              Total interest expense                 1,320        1,409        3,815        4,268
                                                ----------   ----------   ----------   ----------

NET INTEREST INCOME                                  2,888        2,687        8,385        7,892

Provision for loan losses                              430          465        1,132        1,090
                                                ----------   ----------   ----------   ----------
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                            2,458        2,222        7,253        6,802
                                                ----------   ----------   ----------   ----------

OTHER INCOME
     Service fees and overdraft charges                515          550        1,468        1,581
     Gains on sale of securities, net                    7           46           33          142
     Gains on sale of loans, net                        --            3           --            8
     Other income                                       73          111          232          345
                                                ----------   ----------   ----------   ----------
              Total other income                       595          710        1,733        2,076
                                                ----------   ----------   ----------   ----------

OTHER EXPENSE
     Salaries and employee benefits                  1,295        1,156        3,697        3,482
     Occupancy, furniture and equipment                303          227          852          695
     State taxes                                       109           91          309          276
     Data processing                                   198          177          609          534
     FDIC deposit insurance                             18           17           51           51
     Professional fees                                  71           50          248          185
     Amortization of intangibles                        64           82          193          256
     Loss on sale of foreclosed assets                  --           --           17           --
     Other operating expense                           555          543        1,709        1,669
                                                ----------   ----------   ----------   ----------
              Total other expense                    2,613        2,343        7,685        7,148
                                                ----------   ----------   ----------   ----------

Income before federal income taxes                     440          589        1,301        1,730
Income tax expense                                      73           98          206          322
                                                ----------   ----------   ----------   ----------

Net income                                      $      367   $      491   $    1,095   $    1,408
                                                ==========   ==========   ==========   ==========

Basic earnings per common share                 $      .31   $      .42   $      .93   $     1.21
                                                ==========   ==========   ==========   ==========
Diluted earnings per common share               $      .31   $      .42   $      .93   $     1.21
                                                ==========   ==========   ==========   ==========

               See notes to the consolidated financial statements.

                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                         Three Months Ended
                                                                            September 30,
                                                                      ------------------------
(Amounts in thousands, except per share data)                            2004          2003
                                                                      ----------    ----------
Balance at beginning of period                                        $   20,743    $   22,072

Comprehensive income:

     Net income                                                              367           491
     Change in net unrealized gain (loss) on securities
       available for sale, net of reclassification and tax effects         1,067          (917)
                                                                      ----------    ----------
         Total comprehensive income                                        1,434          (426)

Treasury stock purchase, 1,002 shares in 2004, 2,320 shares in 2003          (27)          (59)

Dividends paid ($.19 and $.19 per share in 2004 and 2003)                   (224)         (221)
                                                                      ----------    ----------

Balance at end of period                                              $   21,926    $   21,366
                                                                      ==========    ==========

                                                                          Nine months Ended
                                                                            September 30,
                                                                      ------------------------
                                                                         2004          2003
                                                                      ----------    ----------
Balance at beginning of period                                        $   21,155    $   20,778

Comprehensive income:

     Net income                                                            1,095         1,408
     Change in net unrealized gain (loss) on securities
       available for sale, net of reclassification and tax effects            51           (74)
                                                                      ----------    ----------
         Total comprehensive income                                        1,146         1,334

Shares issued, options exercised 10,777 shares in 2004,
     489 shares in 2003                                                      250            12
Shares issued for deferred compensation plan, 2,585 shares in 2004            61            --
Treasury stock purchase, 3,891 shares in 2004, 6,960 shares in 2003         (104)         (174)
Treasury stock reissued for options exercised,
     5,079 shares in 2004, 4,719 shares in 2003                               89            79

Dividends paid ($.57 and $.57 per share in 2004 and 2003)                   (671)         (663)
                                                                      ----------    ----------

Balance at end of period                                              $   21,926    $   21,366
                                                                      ==========    ==========

               See notes to the consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       Nine months Ended
                                                                         September 30,
                                                                   ------------------------
                                                                      2004          2003
                                                                   ----------    ----------
                                                                       ($ in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                    $    1,095    $    1,408
     Adjustments                                                          632         1,462
                                                                   ----------    ----------
         Net cash from operating activities                             1,727         2,870

CASH FLOWS FROM INVESTING ACTIVITIES
     Securities available for sale
         Purchases                                                    (20,225)      (31,562)
         Maturities and repayments                                      2,934         5,687
         Sales                                                          5,525        20,182
     Net change in loans                                               (6,044)       (4,234)
     Proceeds from sale of foreclosed/repossessed assets                  458           542
     Bank premises and equipment expenditures                            (424)         (508)
                                                                   ----------    ----------
           Net cash from investing activities                         (17,776)       (9,893)
                                                                   ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                             1,051         8,985
     Net change in borrowings from FHLB                                11,000            --
     Net change in federal funds purchased                                 --           670
     Common shares issued for stock options                               269            92
     Treasury shares purchased                                           (104)         (174)
     Treasury shares reissued for stock options                           131            --
     Cash dividends paid                                                 (671)         (663)
                                                                   ----------    ----------
           Net cash from financing activities                          11,676         8,910
                                                                   ----------    ----------

Net change in cash and cash equivalents                                (4,373)        1,887

Cash and cash equivalents at beginning of period                       10,624         7,057
                                                                   ----------    ----------

Cash and cash equivalents at end of period                         $    6,251    $    8,944
                                                                   ==========    ==========

SUPPLEMENTAL DISCLOSURES
     Cash paid for interest                                        $    3,948    $    4,196
     Cash paid for income taxes                                           515           403
     Non-cash transfer of loans to foreclosed/repossessed assets          494           366

               See notes to the consolidated financial statements.

                           COMMERCIAL BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of Commercial Bancshares, Inc. (the "Corporation") and its wholly-owned subsidiaries, Commercial Financial and Insurance Agency, LTD ("Commercial Financial") and The Commercial Savings Bank (the "Bank") and the Bank's wholly-owned subsidiary Advantage Finance, Inc. ("Advantage"). The Bank also owns a 49% interest in Beck Title Agency, Ltd. which is accounted for using the equity method of accounting. All significant inter-company balances and transactions have been eliminated in consolidation. Although formed and filed for in December of 2003, Commercial Financial did not begin operations until this quarter. Testing and certification of Corporate employees was required prior to engaging in the insurance and securities market transactions.

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Corporation at September 30, 2004, and results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances. The Annual Report for the Corporation for the year ended December 31, 2003, contains consolidated financial statements and related notes, which should be read in conjunction with the accompanying consolidated financial statements.

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

NOTE 2 - EARNINGS PER SHARE

Weighted average shares used in determining basic and diluted earnings per share are as follows:

                                                           2004        2003
                                                        ----------   ----------
Weighted average shares outstanding during the period    1,175,782    1,163,959
Dilutive effect of exercisable stock options                 2,862        3,021
                                                        ----------   ----------
Weighted average shares considering dilutive effect      1,178,644    1,166,980
                                                        ==========   ==========

                           COMMERCIAL BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At September 30, 2004 and 2003 there were 13,200 and 73,826 stock options that were not considered in computing diluted earnings per share because they were anti-dilutive. The reduction in the number of non-dilutive shares is a direct result of both an increase in market value, which gave all but the 1999 plan shares a realizable value, as well as the exercising of 15,856 options, and the forfeiture of another 15,538 options due to the departure of a senior executive.

NOTE 3 - LOANS

Loans were as follows:

                                September 30, 2004   December 31, 2003
                                 -----------------   -----------------
                                          ($ in thousands)
Commercial and other loans       $         135,888   $         129,171
Real estate loans                           10,809              12,130
Construction loans                             349                 193
Home equity loans                           17,827              13,445
Consumer and credit card loans              22,979              32,810
Consumer finance loans                      22,797              18,525
                                 -----------------   -----------------
     Total loans                 $         210,649   $         206,274
                                 =================   =================

The subsidiary Bank is an authorized seller/servicer for the Federal Home Loan Mortgage Corporation (FHLMC) but has curtailed such activity in favor of originating new fixed-rate mortgages in conjunction with Countrywide, Incorporated. Under this arrangement, the Bank no longer owns the originated loans but initiates the process through to closing, and final funding comes directly from Countrywide, for which the Bank earns a fee. At September 30, 2004 and December 31, 2003, loans sold to FHLMC for which the Bank has retained servicing totaled $36,463,000 and $49,878,000 and real estate loans originated and held for sale totaled zero in 2004 and at year end 2003.

Activity in the allowance for loan losses for the three months ended September 30 was as follows:

                                               2004      2003
                                             -------    -------
                                              ($ in thousands)
Beginning balance                            $ 2,439    $ 1,981
Provision for loan loss                          430        465
Loans charged off                               (630)      (400)
Recoveries of loans previously charged-off       179         13
                                             -------    -------
     Ending balance                          $ 2,418    $ 2,059
                                             =======    =======

Activity in the allowance for loan losses for the nine months ended September 30 was as follows:

                                              2004        2003
                                             -------    -------
                                              ($ in thousands)
Beginning balance                            $ 2,503    $ 2,091
Provision for loan loss                        1,132      1,090
Loans charged off                             (1,444)    (1,205)
Recoveries of loans previously charged-off       227         83
                                             -------    -------
     Ending balance                          $ 2,418    $ 2,059
                                             =======    =======

                           COMMERCIAL BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impaired loans were as follows:

                                                September 30, 2004       December 31, 2003
                                                ------------------       -----------------
                                                             ($ in thousands)
Period-end loans with no allocated allowance        $       975               $   2,072
Period-end loans with allocated allowance                   773                     390
                                                    -----------               ---------
     Total                                          $     1,748               $   2,462
                                                    ===========               =========
Amount of allowance for loan loss allocated         $        71               $      89

Nonperforming loans were as follows:

                                                September 30, 2004       December 31, 2003
                                                ------------------       -----------------
                                                             ($ in thousands)
Loans past due over 90 days still on accrual        $        92               $      83
Nonaccrual loans                                          1,656                   2,377

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

NOTE 4 - OTHER COMPREHENSIVE INCOME

Other comprehensive income for the three months ended September 30 was as follows:

                                                                               2004          2003
                                                                             ----------   ----------
                                                                                ($ in thousands)
Unrealized holding gains (losses) on securities available for sale           $   1,622    $  (1,343)
Less: Reclassification adjustment for losses (gains) recognized in income           (7)         (46)
                                                                             ----------   ----------
     Net unrealized holding gains (losses)                                       1,615       (1,389)
Tax effect                                                                         549         (472)
                                                                             ---------    ----------
     Other comprehensive income                                              $   1,066    $    (917)
                                                                             =========    ==========

Other comprehensive income for the nine months ended September 30 was as follows:

                                                                               2004          2003
                                                                             ----------   ----------
                                                                                ($ in thousands)
Unrealized holding gains (losses) on securities available for sale           $     110    $      30
Less: Reclassification adjustment for losses (gains) recognized in income          (33)        (142)
                                                                             ----------   ----------
     Net unrealized holding gains (losses)                                          77         (112)
Tax effect                                                                          26          (38)
                                                                             ---------    ----------
     Other comprehensive income                                              $      51    $     (74)
                                                                             =========    ==========

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

Earnings for the three months ended September 30 was as follows:

                                                     2004         2003
                                                  ----------   ----------
Income as reported                                $      367   $      491

Deduct: Stock-based compensation expense

       determined under fair value based method            5           11
                                                  ----------   ----------

Pro forma net income                                     362          480
Pro forma earnings per share

       Basic                                      $      .31   $      .42

       Diluted                                           .31          .41

Earnings per share as reported

       Basic                                      $      .31   $      .42

       Diluted                                           .31          .42

Earnings for the nine months ended September 30 was as follows:

                                                     2004         2003
                                                  ----------   ----------
Income as reported                                $    1,095   $    1,408

Deduct: Stock-based compensation expense

       determined under fair value based method           14           32
                                                  ----------   ----------

Pro forma net income                                   1,081        1,376
Pro forma earnings per share

       Basic                                      $      .93   $     1.21

       Diluted                                           .92         1.18

Earnings per share as reported

       Basic                                      $      .93   $     1.21

       Diluted                                           .93         1.21

                           COMMERCIAL BANCSHARES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion focuses on the consolidated financial condition of Commercial Bancshares, Inc. at September 30, 2004, compared to December 31, 2003, and the consolidated results of operations for the quarterly and nine-month periods ending September 30, 2004 compared to the same periods in 2003. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements and related footnotes.

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

This quarter's discussion includes three tables detailing the dollar and percent changes in ending and average balances for the analysis of the "Financial Condition" section as well as the quarterly and nine-month changes in income and expense items for the "Results of Operations" section. The tables are provided to allow the reader to reference all changes in balances and net income in a centralized fashion, and then concentrate on the discussion of why the values changed rather than get caught up in the details of each dollar change. The reader should be able to get a clearer picture of the Corporation's overall performance when coupled with the existing yield analysis tables.

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

FINANCIAL CONDITION

Total assets increased by $12,296,000 in the nine month period ended September 30, 2004 compared to a $10,155,000 increase the year before from the previous year end. This represents a 4.51% increase versus 3.95% last year. The Bank has experienced growth in almost all phases of its operations, with the exception of Cash and noninterest-bearing demand deposits, which go hand-in-hand as a matched use

                           COMMERCIAL BANCSHARES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

and source of funds. Loans have grown $4,460,000 and Securities have grown by $11,731,000. This comes despite the fact that previous decisions to stop purchasing loans through a Denver broker of horse-trailers and to stop originating and selling long-term fixed rate mortgages meant that balances in those loans categories have shrunk more than $6,000,000 in horse-trailer loans, and another $2,000,000 in real estate mortgage footings. The Bank also had a very short-term, matched-funded loan on the books for $5,000,000 at year end, which paid off early in the year, reducing current balances since year end a like amount in both loans and noninterest-bearing demand deposits. Loan growth works out to nearly $10,000,000 after taking the match-funded loan into account.

                                                     ENDING BALANCES AS OF THE DATE SHOWN
                                 -------------------------------------------------------------------------------
(dollars in thousands)           09/30/04   12/31/03   $ CHG      % CHG    09/30/03   12/31/02   $ CHG    % CHG
                                 ---------  ---------  -------  --------   --------   --------   ------   ------
Cash & Fed funds                     6,251     10,624  (4,373)    (41.16)     8,944      7,057    1,887    26.74
Securities AFS                      60,222     48,491   11,731     24.19     45,292     39,668    5,624    14.18
Gross loans                        210,649    206,274    4,375      2.12    204,668    202,065    2,603     1.29

Allowance for loan losses          (2,418)    (2,503)       85     (3.40)    (2,059)    (2,091)      32    (1.53)
                                 ---------  ---------  -------  --------   --------   --------   ------   ------
    Loans, net                     208,231    203,771    4,460      2.19    202,609    199,974    2,635     1.32
Premises & Equipment                 6,349      6,380      (31)    (0.49)     6,306      6,167      139     2.25
Accrued interest receivable          1,391      1,143      248     21.70      1,415      1,197      218    18.21

Other Assets                         2,692      2,431      261     10.74      2,390      2,738     (348)  (12.71)
                                 ---------  ---------  -------  --------   --------   --------   ------   ------

    Total assets                   285,136    272,840   12,296      4.51    266,956    256,801   10,155     3.95
                                 =========  =========  =======  ========   ========   ========   ======   ======

Noninterest-bearing demand          20,108     26,123   (6,015)   (23.03)    20,125     22,453   (2,328)  10.37)
Interest-bearing demand             72,556     68,656    3,900      5.68     66,244     64,678    1,566     2.42
Savings and time deposits          105,115    103,413    1,702      1.65    105,215    102,363    2,852     2.79

Time deposits of $100k              42,048     40,559    1,489      3.67     40,210     33,314    6,896    20.70
                                 ---------  ---------  -------  --------   --------   --------   ------   ------
    Total deposits                 239,827    238,751    1,076      0.45    231,794    222,808    8,986     4.03
FHLB advances                       22,500     11,500   11,000     95.65     11,500     11,500        0     0.00
Other borrowed funds                     0          0        0      0.00      1,020        350      670   191.43
Accrued interest payable               283        415     (132)   (31.81)       400        329       71    21.58

Other liabilities                      600      1,019     (419)   (41.12)       876      1,036     (160)  (15.44)
                                 ---------  ---------  -------  --------   --------   --------   ------   ------
    Total liabilities              263,210    251,685   11,525      4.58    245,590    236,023    9,567     4.05

Shareholders' equity                21,926     21,155      771      3.64     21,366     20,778      588     2.83
                                 ---------  ---------  -------  --------   --------   --------   ------   ------

    Total liabilities & equity     285,136    272,840   12,296      4.51    266,956    256,801   10,155     3.95
                                 =========  =========  =======  ========   ========   ========   ======   ======

Loan growth has been hard to come by and competition has been intense, but the Bank has done well by offering superior service and competitive rates. The Bank has also been successful in attracting new replacement funds in the public funds sector, as well as in interest-bearing demand deposits and certificates of deposits. Deposits have grown $1,076,000 even after accounting for the $5,000,000 loss of the match-funded loan. Additional funds have been brought in under agreements with the FHLB, some utilizing two-year funds to buy similar-term investments in the amount of $5,000,000, as well as another $6,000,000 in short-term borrowings, taking advantage of the current low short-term rates. Prior year growth of $10,155,000 was funded by deposit growth and equity retention, with half of the increase used to buy securities, and the rest being employed as loans or overnight funds sold.

The reserve for loan losses has decreased $85,000 since year end as net charge offs have been greater than the provision so far this year. This compares to a reduction of $32,000 in the reserve during the first nine months last year. With the provisions made to the reserve and the net charge-offs applied for the last nine

                           COMMERCIAL BANCSHARES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

months, the reserve stands at 1.15% of gross loans. This compares to a reserve of just over 1.21% at year end, and a reserve of 1.01% at the end of September, 2003.

The low-rate interest environment has been holding sway in the market for an unprecedented term, encompassing the entire twenty one month stretch between the end of 2002 and September 30, 2004. As the second quarter of 2004 came to a close, the Federal Reserve saw fit to increase rates by just .25%, the first upward movement in more than two years. That rate increase has now been followed by two additional increases of .25% each during the third quarter. The increases will only impact the loans with variable rates tied to prime, and eventually will work their way into the cost of certificates of deposit and then eventually into the savings and money market rates. So far, the impact has been minimal as seen in the yield analysis. The three month and nine month rates on earning assets plus deposits and borrowed funds are essentially the same for the current year, as well as for the prior year. The net margin shows minimal increases for this year versus last year.

Other assets and accrued interest receivable have grown by $509,000 since year end. Cash balances reflect lower balances for accrued interest payable and the deployment of excess funds into the securities portfolio. Fixed assets now reflect a $31,000 reduction in balances due to additional depreciation of fixed assets, despite having deployed the new ATM network (last year), and various computer equipment upgrades. Prior year numbers reflected increases in cash of $1,887,000, and new fixed assets for $139,000, but reductions in net receivables.

Total shareholders' equity reflects current earnings of $1,095,000 less dividends of $671,000 during the first nine months of 2004. The change in unrealized fair market value of securities held for sale increased the equity value by $51,000. Some executive officers and directors exercised existing stock options or purchased new shares through their deferred compensation plan. This resulted in a $401,000 net increase in shareholders' equity. $103,000 was used to purchase treasury shares in the open market, and $90,000 of that was redeployed to cover the options purchases. During the same period last year, equity grew $1,408,000 through earnings, less $663,000 in dividends. The fair market value changes decrease equity by $74,000 last year. $12,000 was raised in the prior year through options exercises, with $174,000 spent to buy treasury shares, $79,000 of which was reissued for exercised options.

Average balance changes of $13,713,000 for the three-month period tend to reflect the increases over a two year period. Thus, total average asset footings for the third quarter of 2004 are 5.13% higher than the same quarter in 2003. The average loan growth during the third quarter this year versus last year reflects the sluggish nature of loan originations in light of the runoff of both real estate and consumer balances, and the redeployment of funds into the securities portfolio. The $4,159,000 increase in loans stands as a tribute to the efforts of the lending staff. Average balances for the reserve for loan losses reflect $264,000 more for the three month periods, reflecting the additions made to the reserve for growth and the new mix of the loan portfolio during the fourth quarter of 2003.

Average balance changes for the nine-month period reflect the sustained growth of $12,249,000 for the full period. The growth in public funds and brokered certificates are reflected in the interest-bearing demand and time accounts of $100,000 or more. Those increases fuel the need for the securities growth of more than $7,261,000 and extra cash footings of $2,096,000. The loan growth of almost $3,300,000 is impressive given the runoff of the horse trailer and real estate loans as discussed earlier. The basic earning power of the Bank is reflected in these numbers as earning assets continue to grow and deposits are flowing into the Bank.

                           COMMERCIAL BANCSHARES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                          AVERAGE DAILY BALANCES FOR THE PERIODS SHOWN
                                ----------------------------------------------------------------------------------------------
                                       THREE MONTHS ENDED SEPTEMBER  30                    NINE MONTHS ENDED SEPTEMBER 30
                                ----------------------------------------------   ---------------------------------------------
(dollars in thousands)             2004         2003       $ CHG       % CHG       2004        2003        $ CHG       % CHG
                                ----------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
Cash & Fed funds                     8,366       7,999         367        4.59      10,477       8,381       2,096       25.01
Securities AFS                      55,620      45,988       9,632       20.94      52,105      44,844       7,261       16.19
Gross loans                        209,316     205,157       4,159        2.03     204,859     201,147       3,712        1.85

Allowance for loan losses           (2,331)     (2,067)       (264)      12.77      (2,462)     (2,046)       (416)      20.33
                                ----------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
    Loans, net                     206,985     203,090       3,895        1.92     202,397     199,101       3,296        1.66
Premises & Equipment                 6,349       6,227         122        1.96       6,333       6,240          93        1.49
Accrued interest receivable          1,319       1,340         (21)      (1.57)      1,326       1,345         (19)      (1.41)

Other Assets                         2,614       2,896        (282)      (9.74)      2,681       3,159        (478)     (15.13)
                                ----------   ---------   ---------   ---------   ---------   ---------   ---------   ---------

    Total assets                   281,253     267,540      13,713        5.13     275,319     263,070      12,249        4.66
                                ==========   =========   =========   =========   =========   =========   =========   =========

Noninterest-bearing demand          20,208      19,224         984        5.12      21,431      19,539       1,892        9.68
Interest-bearing demand             73,340      66,790       6,550        9.81      72,166      65,288       6,878       10.53
Savings and time deposits          105,202     106,247      (1,045)      (0.98)    104,165     105,200      (1,035)      (0.98)

Time deposits of $100k              40,833      39,339       1,494        3.80      40,038      36,847       3,191        8.66
                                ----------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
    Total deposits                 239,583     231,600       7,983        3.45     237,800     226,874      10,926        4.82
FHLB advances                       18,663      12,638       6,025       47.67      14,381      12,396       1,985       16.01
Other borrowed funds                   171         188         (17)      (9.04)        150         238         (88)     (36.97)
Accrued interest payable               327         449        (122)     (27.17)        353         426         (73)     (17.14)

Other liabilities                    1,029       1,237        (208)     (16.81)      1,150       1,708        (558)     (32.67)
                                ----------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
    Total liabilities              259,773     246,112      13,661        5.55     253,834     241,642      12,192        5.05

Shareholders' equity                21,480      21,428          52        0.24      21,485      21,428          57        0.27
                                ----------   ---------   ---------   ---------   ---------   ---------   ---------   ---------

    Total liabilities & equity     281,253     267,540      13,713        5.13     275,319     263,070      12,249        4.66
                                ==========   =========   =========   =========   =========   =========   =========   =========

The sustained low interest rate environment makes income generation hard when dealing with the limited types of securities in which the Bank is allowed to invest. Much of the growth has been directed to "tax-free" investments. State law changes have also made it imperative to concentrate on in-state issues in order to pledge those securities as collateral for public funds deposits. While it is possible to have individual out-of-state issues accepted as collateral, it takes more effort and documentation. However, Ohio-based securities tend to command a better reputation in the financial markets, easing the decision to concentrate on in-state issues.

                           COMMERCIAL BANCSHARES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net income for the three months ended September 30, 2004 was $367,000 or $124,000 less than during the same period in 2003. Earnings per share decreased to $.31 from $.42 for the quarters ended September 30 in the respective years. Net income for the nine months ended September 30, 2004 was $1,095,000 or $313,000 less than during the same period in 2003. Earnings per share decreased to $.93 from $1.21 for the nine-month periods ended September 30 in the respective years. Discussed below are the major factors that have influenced these operating results.

                                              CONSOLIDATED STATEMENTS OF INCOME FOR THE PERIODS SHOWN
                                 ---------------------------------------------------------------------------------
                                     THREE MONTHS ENDED SEPTEMBER 30            NINE MONTHS ENDED SEPTEMBER 30
                                 ---------------------------------------   ---------------------------------------
(dollars in thousands)             2004      2003     $ CHG      % CHG       2004      2003     $ CHG      % CHG
                                 --------  --------  --------   --------   --------  --------  --------   --------
Interest and fees on loans          3,629     3,655       (26)     (0.71)    10,578    10,853      (275)     (2.53)
Taxable interest on securities        334       143       191     133.57        865       453       412      90.95
Tax-free interest on securities       238       295       (57)    (19.32)       730       841      (111)    (13.20)

Other interest income                   7         3         4     133.33         27        12        15     125.00
                                 --------  --------  --------   --------   --------  --------  --------   --------
    Total interest income           4,208     4,096       112       2.73     12,200    12,159        41       0.34

Interest on deposits                1,151     1,271      (120)     (9.44)     3,378     3,859      (481)    (12.46)

Interest on borrowings                169       138        31      22.46        437       408        29       7.11
                                 --------  --------  --------   --------   --------  --------  --------   --------
    Total interest expense          1,320     1,409       (89)     (6.32)     3,815     4,267      (452)    (10.59)

Net interest income                 2,888     2,687       201       7.48      8,385     7,892       493       6.25

Provision for loan losses             430       465       (35)     (7.53)     1,132     1,090        42       3.85
                                 --------  --------  --------   --------   --------  --------  --------   --------
    Net interest after PLL          2,458     2,222       236      10.62      7,253     6,802       451       6.63

Service and overdraft fees            515       550       (35)     (6.36)     1,468     1,581      (113)     (7.15)
Gains/(losses) on asset sales           6        49       (43)    (87.76)        33       150      (117)    (78.00)

Other income                           74       111       (37)    (33.33)       232       345      (113)    (32.75)
                                 --------  --------  --------   --------   --------  --------  --------   --------
    Total other income                595       710      (115)    (16.20)     1,733     2,076      (343)    (16.52)

Salaries and employee benefits      1,295     1,156       139      12.02      3,697     3,482       215       6.17
Occupancy, furniture & equip          303       227        76      33.48        852       695       157      22.59
State taxes                           109        91        18      19.78        309       276        33      11.96
Data processing                       198       177        21      11.86        609       534        75      14.04
FDIC deposit insurance                 18        17         1       5.88         51        51         0       0.00
Professional fees                      71        50        21      42.00        248       185        63      34.05
Amortization of intangibles            64        82       (18)    (21.95)       193       256       (63)    (24.61)
Losses on asset sales                   0         0         0       0.00         17         0        17       0.00

Other operating expense               555       543        12       2.21      1,709     1,669        40       2.40
                                 --------  --------  --------   --------   --------  --------  --------   --------
    Total other expense             2,613     2,343       270      11.52      7,685     7,148       537       7.51

Income before taxes                   440       589      (149)    (25.30)     1,301     1,730      (429)    (24.80)

Income taxes                           73        98       (25)    (25.51)       206       322      (116)    (36.02)
                                 --------  --------  --------   --------   --------  --------  --------   --------

    Net income                        367       491      (124)    (25.25)     1,095     1,408      (313)    (22.23)
                                 ========  ========  ========   ========   ========  ========  ========   ========

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

Interest income for all of the first six months of 2003 reflects a prime rate environment of 4.25% and 4.00% for the third quarter as the rate was reduced for the final time as of June 30, 2003. The first six months of 2004 reflects a prime rate of 4.00%, and a mixture of 4.25% to 4.75% during the third quarter as rates were raised on July 2, August 12, and September 23 by .25% respectively. Rates were lowered in November of 2002 to the 4.25% level, and remained there until June 30, 2003. Thus, the three-month results reported will reflect lower equivalent yields on all loans tied to prime rate, and results for the third quarter will be mixed.

Interest income for the three month period ending September 30, 2004 was $112,000 more than the prior year's third quarter. On a fully-taxable equivalent basis, the difference becomes an increase of $87,000 because of the Bank's slightly lower yield on tax-free securities, as well as a smaller portfolio of tax-free securities as some were sold off to realize gains last year. The lower prime and the runoff of higher yielding consumer loans is reflected in the lower interest yield of 6.97% on earning assets this year versus the third quarter yield of 7.14% last year. To help offset the loss in yield for the quarter, the Bank's earning assets grew more than $14,100,000 million over the prior year's second quarter, netting the higher interest income. At the same time, interest expense shrank $89,000 for the quarter as the cost of funds fell 27 points to 2.21%. Therefore, net interest income rose $201,000 for the comparable period. Nine month results paralleled the quarterly performance, with interest income increasing $41,000 or $5,000 less on a taxable equivalent basis, as interest expense fell even further, decreasing $452,000 for the nine months. This left net interest margin $493,000 higher for the nine months, or $448,000 higher on a taxable equivalent basis.

The provision for loan losses was $430,000 for the third quarter of 2004 and $465,000 for 2003. The provision was $1,132,000 for the nine-month period in 2004 compared to $1,090,000 in 2003. That left the provision $35,000 lower in the third quarter, and $42,000 higher for the nine-month values in 2003. Additions to the provision were used to cover the growth in the loan portfolio as well the losses experienced in the portfolio each year. As shown earlier in
Note 3, net charge offs for the quarter were $64,000 higher than last year and $95,000 higher for the nine month periods for the two years. Management determines the adequacy of the allowance for loan losses through its analysis of specific problem loans and historical charge-off experience in addition to its evaluation of local and national economic conditions. The Bank believes that the current allowance balance is sufficient to cover probable identified losses in the loan portfolio.

                           COMMERCIAL BANCSHARES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net interest income after the provision for loan losses was $236,000 more for the third quarter 2004 than in 2003, and $451,000 higher for the nine month periods ended September 30, 2004. Net interest income after the provision is a measurement of how well the Bank has weathered changes in the interest rate environment and variances in the quality of the assets in its portfolios. In light of the sustained low-rate interest environment and rise in consumer debt burden, the Bank has held its own in the face of such adversity.

The following table provides an analysis of the average balances, yields and rates on interest-earning assets and interest-bearing liabilities.

                                                              Three months Ended September 30,
                                            ---------------------------------------------------------------------
                                                            2004                               2003
                                             --------------------------------    --------------------------------
                                               Average                Average     Average                Average
                                               balance    Interest  yield/rate    balance    Interest  yield/rate
                                            -----------   --------  ----------  ----------   --------  ----------
                                                                      ($ in thousands)
Securities (1)                              $    57,607   $    691      4.77%   $   47,387   $    578      4.84%
Loans (2)                                       206,984      3,629      6.97       203,090      3,655      7.14
                                            -----------   --------              ----------   --------
     Total interest-earning assets              264,591      4,320      6.49       250,477      4,233      6.71
Other assets                                     16,662                             17,063
                                            -----------                         ----------
         Total assets                       $   281,253                         $  267,540
                                            ===========                         ==========

Deposits - interest bearing                 $   219,375      1,152      2.09%   $  212,376      1,271      2.38%
Borrowed funds                                   18,834        169      3.57        12,827        138      4.27
                                            -----------   --------              ----------   --------
     Total interest-bearing deposits        $   238,209      1,321      2.21    $  225,203      1,409      2.48
           and borrowings
Noninterest-bearing demand deposits              20,208                             19,224
Other liabilities                                 1,356                              1,685
Shareholder's equity                             21,480                             21,428
                                            -----------                         ----------
         Total liabilities and
         shareholders' equity               $   281,253                         $  267,540
                                            ===========                         ==========

Net interest income                                       $  2,999                           $  2,824
                                                          ========                           ========

Interest rate spread                                                    4.29%                              4.22%

Net interest margin (3)                                                 4.51%                              4.47%

(1) Securities include federal funds sold for purposes of this yield table. Average yields on all securities have been computed based on amortized cost. Income on tax exempt securities has been computed on a fully-taxable equivalent basis using a 34% tax rate and the average cost of funds to support the purchases. The adjustment is $111,000 and $137,000 for 2004 and 2003.

(2) Average balance is net of deferred loan fees and loan discounts. Interest income includes loan fees of $205,000 and $170,000 and deferred dealer reserve expense of $58,000 and $87,000 in 2004 and 2003.

(3)   Net interest income as a percentage of average interest-earning assets.

                           COMMERCIAL BANCSHARES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table provides an analysis of the average balances, yields and rates on interest-earning assets and interest-bearing liabilities.

                                                               Nine months Ended September 30,
                                            ---------------------------------------------------------------------
                                                            2004                               2003
                                            ----------------------------------  ---------------------------------
                                               Average                Average     Average                Average
                                               balance    Interest  yield/rate    balance    Interest  yield/rate
                                            -----------   --------  ----------  ----------   --------  ----------
                                                                      ($ in thousands)
Securities (1)                              $    55,575   $  1,964      4.72%   $   46,278   $  1,694      4.89%
Loans (2)                                       202,397     10,578      6.98       199,101     10,853      7.29
                                            -----------   --------              ----------   --------
     Total interest-earning assets              257,972     12,542      6.49       245,379     12,547      6.84
Other assets                                     17,347                             17,691
                                            -----------                         ----------
         Total assets                       $   275,319                         $  263,070
                                            ===========                         ==========

Deposits - interest bearing                 $   216,369      3,378      2.09%   $  207,335      3,860      2.49%
Borrowed funds                                   14,532        437      4.02        12,634        408      4.32
                                            -----------   --------              ----------   --------
     Total interest-bearing deposits        $   230,901      3,815      2.21    $  219,969      4,268      2.59
           and borrowings
Noninterest-bearing demand deposits              21,431                             19,539
Other liabilities                                 1,502                              2,134
Shareholder's equity                             21,485                             21,428
                                            -----------                         ----------
         Total liabilities and
         shareholders' equity               $   275,319                         $  263,070
                                            ===========                         ==========

Net interest income                                       $  8,727                           $  8,279
                                                          ========                           ========

Interest rate spread                                                    4.29%                              4.25%

Net interest margin (3)                                                 4.52%                              4.51%

(4) Securities include federal funds sold for purposes of this yield table. Average yields on all securities have been computed based on amortized cost. Income on tax exempt securities has been computed on a fully-taxable equivalent basis using a 34% tax rate and the average cost of funds to support the purchases. The adjustment is $342,000 and $388,000 for 2004 and 2003.

(5) Average balance is net of deferred loan fees and loan discounts. Interest income includes loan fees of $537,000 and $502,000 and deferred dealer reserve expense of $167,000 and $281,000 in 2004 and 2003.

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

Total noninterest income declined $115,000 for the third quarter of 2004 compared to the same period in 2003, and $343,000 for the full nine month period. Items contributing to the decrease are consistent for both comparative periods and include reduced fees on overdrawn deposit accounts, lower net fees on foreign ATM transactions, and lower fees from the origination of mortgage loans through our Countrywide affiliation. Consumers are paying closer attention to the fees they incur for overdrawing their accounts as Congress and others look to regulate or hinder the proliferation of the new "overdraft privilege" programs. In addition, given the current market tendency for rates to rise rather than fall, the Bank is not likely to benefit from the sales of assets as it did in 2003, which netted income of $6,000 for the quarter, and $33,000 for the nine month period compared to $49,000 for the quarter and $150,000 for the full nine months in 2003. In addition, the Bank experienced a loss on the sale of a repossessed asset in 2004, which is reflected in the noninterest expense numbers.

Total noninterest expense increased $270,000 in the three months of the third quarter 2004 compared to the same period during 2003 and $537,000 for the full nine month period. Once again, the increases are consistent throughout the full nine month comparison as additional personnel expenses reflect the hiring of a new senior-level operations manager, increased medical plan costs, the deployment of the new ATM network, the replacement of all the Bank's aged computer system, higher costs to process the growing number of accounts, higher costs to run the ATM network, and higher professional fees at the Corporate level to resolve legal issues involved with the change in senior management. Taken individually, the increased costs would pose little problem in resolving our earnings picture but taken together represent a large amount of additional expenses. Management is aggressively attacking each piece of this puzzle and fully expects to have improved earnings in the near future. Much of these increased costs are non-cash items associated with the depreciation expense from the new equipment, as well as the continued amortization of previously-generated mortgage servicing rights as we exit the fixed-rate, long-term mortgage origination market.

Given the reduction in net earnings, the taxes payable on those earnings are reflected in the lower values of $25,000 for the quarter and $116,000 for the full nine month period.

Change in net income after taxes is the result of netting all the changes in all of the above categories. For the third quarter, that means income was down $124,000 from 2003 and $313,000 for the full nine months. The management team believes the appropriate steps have been and are being taken to address the issues discussed above with an eye on improving the bottom line.

                           COMMERCIAL BANCSHARES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Company has certain obligations and commitments to make future payments under contracts. At September 30, 2004, the aggregate contractual obligations and commitments are:

Contractual obligations

                                                                    Payments Due by Period
                                                               Less Than         1-3         3-5        After
(in thousands)                                    Total       One Year         Years       Years      5 Years
                                               -----------    ---------    ---------    ---------    ---------
Time deposits and certificates of deposit      $   127,214    $  68,072    $  48,059    $   9,764    $   1,319

Borrowed funds                                      21,000        4,500        5,000       11,500           --
                                               -----------    ---------    ---------    ---------    ---------

Total                                          $   148,214    $  72,572    $  53,059    $  21,264    $   1,319
                                               ===========    =========    =========    =========    =========

Other commitments

                                                          Amount of Commitment - Expiration by Period
                                                               Less Than         1-3         3-5        After
(in thousands)                                     Total       One Year         Years       Years      5 Years
                                               -----------    ---------    ---------    ---------    ---------
Commitments to extend commercial credit        $    11,054    $   7,733    $   2,936    $     141    $     244
Commitments to extend consumer credit               13,345        3,328          619        1,346        8,052

Standby letters of credit                            2,937          937           --           --        2,000
                                               -----------    ---------    ---------    ---------    ---------

Total                                          $    27,336    $  11,998    $   3,555    $   1,487    $  10,296
                                               ===========    =========    =========    =========    =========

Items listed above under "Contractual obligations" represent standard bank financing activity under normal terms and practices. Such funds normally roll-over or are replaced by like items depending on then-current financing needs. Items shown under "Other commitments" also represent standard bank activity but for extending credit to bank customers. Commercial credits generally represent lines of credit or approved loans with drawable funds still available under the contract terms. On an on-going basis, about half of these amounts are expected to be drawn. Consumer credits generally represent amounts drawable under revolving home equity lines or credit card programs. Such amounts are usually deemed less likely to be drawn upon in total as consumers tend not to draw down all amounts on such lines. Utilization rates tend to be fairly constant over time. Standby letters of credit represent guarantees to finance specific projects whose primary source of financing come from other sources. In the unlikely event of the other source's failure to provide sufficient financing, the bank would be called upon to fill the need. The bank is also continually engaged in the process of approving new loans in a bidding competition with other banks. Terms of possible new loans are approved by management and Board committees, with caveats and possible counter terms made to the applicant customers. Those customers may accept those terms, make a counter proposal, or accept terms from a competitor. These loans are not yet under contract but offers have been tendered and would be required to be funded if accepted. Such agreements represent about $1,517,000 at September 30, 2004 for various possible maturity terms.

                           COMMERCIAL BANCSHARES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Corporation's liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities which are summarized in the Condensed Consolidated Statements of Cash Flows. Cash and cash equivalents amounted to $6,251,000 at September 30, 2004 compared to $10,624,000 at December 31, 2003.

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

Cash flows from daily activity resulted in a decrease of $4,373,000 dollars in Cash and Cash Equivalents since December 31, 2003. That decrease in cash occurred as funds were raised and reemployed in earnings assets. Deposits grew $1,051,000, as all categories increased except noninterest-bearing demand accounts. Another $660,000 in net payables were paid. Borrowings from the FHLB were increased by $11,000,000, $6,000,000 in short-term funds to help finance loan growth and take advantage of low current rates, and another $5,000,000 of two-year funds to match-fund the purchase of a $5,000,000 addition to the investment portfolio. A total of $20,225,000 was purchased for the investment portfolio, including the $5,000,000 piece, the replacement of $2,934,000 of maturities and repayments, the sale of $5,525,000 of securities in order to restructure the portfolio to withstand anticipated market value erosion as rates work their way back up, and additions to help cover pledging requirements for increases in public fund deposits. Funds amounting to a net of $296,000 were raised through the exercise of stock options and the purchase/reissue of Treasury shares. Dividend payments contributed $671,000 to the reduction in cash balances. Prior year activity for the first nine months saw Cash grow $1,887,000. Deposits grew $8,985,000, mostly in public funds and brokered accounts, which in turn required the purchase of more securities to handle the pledging obligations. $25,869,000 of securities were either sold, matured, or paid down, leading to replacement purchases of a total of $31,562,000 including the extra for the public fund pledging. $92,000 was raised from the exercising of stock options, but net equity raised declined since $174,000 of previously purchased Treasury shares were issued to cover the purchases. Earnings of $1,408,000 were partially offset by dividends of $663,000.

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

At September 30, 2004, the Bank's leverage ratio was 7.73% and the risk-based capital ratio was 10.82%, both of which exceeded the minimum regulatory requirements to be considered well-capitalized. The Corporation's leverage and risk-based capital ratios were 7.85% and 10.98% at September 30, 2004, exceeding well-capitalized levels.

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

Item 2 -  Unregistered Sales of Equity Securities and Use of Proceeds:

          The following table reflects shares repurchased by the Corporation during the third quarter, 2004. These shares were purchased as part of a program approved by the Corporation's Board of Directors in June, 2002. The Corporation has no publicly announced stock repurchase plans or programs.

                          TOTAL        AVERAGE                              MAXIMUM NUMBER OF SHARES
                        NUMBER OF       PRICE     TOTAL NUMBER OF SHARES    THAT MAY YET BE PURCHASED
                          SHARES      PAID PER     PURCHASED AS PART OF          UNDER THE PLAN
       PERIOD           PURCHASED       SHARE            THE PLAN
September, 2004               1,002       $26.50                   11,380                       68,358

          All shares were purchased in open-market transactions. The plan provides for a maximum repurchase of 10% of the Corporation's common stock outstanding as of the date of the plan's approval over a period of five years. Shares not purchased of each year's 2% allocation are no longer considered for purchase as each anniversary date is reached.

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

                                         COMMERCIAL BANCSHARES, INC.
                                         ---------------------------------------
                                         (Registrant)

Date: 11/10/2004                         /s/ Philip W. Kinley
                                         ---------------------------------------
                                         (Signature)
                                         Philip W. Kinley
                                         President and Chief Executive Officer

Date: 11/10/2004                         /s/ John C. Haller
                                         ---------------------------------------
                                         (Signature)
                                         John C. Haller
                                         Senior Vice President and Chief
                                         Financial Officer