Form 10-K
period 2004-12-31
COMMERCIAL BANCSHARES INC \OH\
filed 2005-03-31
CIK 1009976

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------
                                    FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of
                                      1934

  For the fiscal year ended DECEMBER 31, 2004. Commission File Number 000-27894

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

TITLE OF EACH CLASS

Common Shares, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [-] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in the Securities Exchange Act of 1934 Rule 12b-2). Yes [ ] No [-]

At June 30, 2004, the aggregate market value of voting stock held by non-affiliates of the registrant, based on a share price of $26.00 per share (such price being the last sale price on that date, and there being 1,127,498 non-affiliated, voting shares outstanding) was $29,314,948.

At March 1, 2005, there were issued and outstanding 1,172,518 of the registrant's Common Shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE REGISTRANT'S 2004 ANNUAL REPORT TO SHAREHOLDERS ARE INCORPORATED BY REFERENCE INTO PARTS I AND II OF THIS FORM 10-K. PORTIONS OF THE REGISTRANT'S PROXY STATEMENT DATED MARCH 17, 2005 FOR THE APRIL 13, 2005 ANNUAL MEETING OF SHAREHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III OF THE FORM 10-K.

                                      INDEX

                                    FORM 10-K

                                                                                          Page
                                                                                          ----
PART I

   ITEM 1.     Description of Business                                                     3

   ITEM 2.     Properties                                                                  5

   ITEM 3.     Legal Proceedings                                                           6

   ITEM 4.     Submission of Matters to a Vote of Security Holders                         6

PART II

   ITEM 5.     Market for Common Equity Related Shareholder Matters and Issuer
               Purchases of Equity Securities                                              6

   ITEM 6.     Selected Financial Data                                                     6

   ITEM 7.     Management's Discussion and Analysis of Financial Condition
               and Results of Operation                                                    6

   ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk                  6

   ITEM 8.     Financial Statements and Supplementary Data                                 7

   ITEM 9.     Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                                         7

   ITEM 9A.    Controls and Procedures                                                     7

   ITEM 9B.    Other Information                                                           7

PART III

   ITEM 10.    Directors and Executive Officers of the Registrant                          7

   ITEM 11.    Executive Compensation                                                      7

   ITEM 12.    Security Ownership of Certain Beneficial Owners and Management              8

   ITEM 13.    Certain Relationships and Related Transactions                              8

   ITEM 14.    Principal Accountant Fees and Services                                      8

PART IV

   ITEM 15.    Exhibits and Financial Statement Schedules                                  9

SIGNATURES                                                                                10

INDEX TO EXHIBITS                                                                         11

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

GENERAL

In February 1995, Commercial Bancshares, Inc. (the "Corporation") received approval from the Board of Governors of the Federal Reserve System to become a bank holding company by acquiring all the voting shares of common stock of The Commercial Savings Bank (the "Bank"). The principal business of the Corporation presently is to operate the Bank, which is a wholly owned subsidiary, and its principal asset. The Corporation and the main office of the Bank are located at 118 South Sandusky Avenue, Upper Sandusky, Ohio 43351. In May 1997, the Board of Directors approved the establishment of the Corporation's second wholly owned subsidiary, a consumer finance company, and thereby chartered a new Ohio corporation by the name of "Advantage Finance, Inc." (the "Finance Company"). On December 24, 1997, approval was granted by the Ohio Division of Financial Institutions (the "Division") for the Finance Company to do business in Ohio. On April 10, 1998 the Finance Company opened for business at 117 North Greenwood, Marion, Ohio providing small consumer loans to customers in the Marion area. In January 1999, the Corporation received regulatory approval from the Division to establish the Finance Company as a subsidiary of the Bank to facilitate its future operations. Finance Company offices were added in Marion and Findlay during 2000 and 2001. During the year 2001, the Corporation elected to file to be a Financial Services Holding Company, and received approval having met all additional capital requirements. On December 23, 2003, Articles of Incorporation were filed for Commercial Financial and Insurance Agency, LTD ("Commercial Financial"), an Ohio limited liability company. This company, which did not operate in 2003, is a subsidiary of the Corporation and was formed to enable the Corporation to expand the products and services available to current customers and others to include the sales of non-deposit investment products and other selected financial and insurance products and services. Activity in this new affiliate started during the third quarter of 2004, but had very little effect on the year's performance.

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

The Bank grants residential, installment and commercial loans to customers located primarily in the Ohio counties of Wyandot, Marion, Hancock, and Franklin and the surrounding area. Commercial loans are primarily variable rate and include operating lines of credit and term loans made to small businesses primarily based on the ability to repay the loan from the cash flow of the business. Such loans are typically secured by business assets, such as equipment and inventory, and occasionally by the business owner's personal residence. When the borrower is not an individual, the Bank generally obtains the personal guarantee of the business owner. Commercial real estate loans are primarily secured by borrower-occupied business real estate, and are dependent on the ability of the related business to generate adequate cash flow to service the debt. Such loans primarily carry adjustable interest rates. Residential real estate loans are made with primarily variable rates and are secured by the borrower's residence. Such loans are made based on the borrower's ability to make repayment from employment and other income. The Bank generally makes these loans in amounts of 80% or less of the value of collateral. An appraisal is obtained from a qualified real estate appraiser for substantially all loans secured by real estate. Construction loans are secured by residential and business real estate that primarily will be borrower-occupied upon completion. The Bank usually does not make the permanent loan at the end of the construction phase, unless the customer accepts a variable rate mortgage. Installment loans to individuals include loans secured by automobiles and other consumer assets, including second mortgages on personal residences. Loans secured by automobiles are generated both by direct application from the customer and from the Bank's purchase of indirect retail installment contracts from the dealers. Most of the indirect installment business now flows through the Finance Company subsidiary. Credit card and overdraft protection loans are unsecured personal lines of credit to individuals. The Finance Company specializes in direct and indirect lending for consumer goods, 90-day and six-month same-as-cash loans, second mortgage, and installment loans. The Bank entered into a business relationship during 2000 whereby the Bank obtained an ownership interest in Beck Title Agency, Ltd. of Carey, Ohio ("Beck Title"). This joint venture provides an additional source of fee income for title research activity on new home loan originations in the local market.

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

COMPETITION IN FINANCIAL SERVICES

The Bank, the Finance Company, Commercial Financial, and Beck Title compete for business in the Ohio counties of Wyandot, Hancock, Marion, and Franklin. The Corporation's competitors for business come from two primary sources: large regional firms and independent community banks and thrifts. The Finance Company competes with both national and regional finance companies by bidding on businesses with national networks of dealers. The Bank also competes, particularly for deposit dollars, with insurance companies, brokerage firms and investment companies. The Bank finds that it competes favorably with the large regional banks through its ability to maintain decision-making officers within branch locations rather than centralizing decision-making in a corporate headquarters. Competition with the independent community banks is enhanced by creating product niches so as not to resort solely to pricing as a means to attract business. Examples of the Bank's product niches include small tractor/riding mower financing, small-business lending and low-fee demand deposit accounts. The Finance Company has found a niche in indirect financing of retail consumer goods from regional retailers.

EMPLOYEES

Currently the Bank has 113 full-time employees and 25 part-time employees. The Finance Company has 9 full-time employees. Officers of the Corporation are also employees of the Bank and have been included in these totals.

SUPERVISION AND REGULATION

The Corporation, as a financial holding company, is regulated under the Bank Holding Company Act of 1956, as amended (the BHC Act), and is subject to the supervision and examination of the Board of Governors of the Federal Reserve System (the Federal Reserve Board). The BHC Act requires the prior approval of the Federal Reserve Board for a financial holding company to acquire or hold more than a 5% voting interest in any bank. The BHC Act allows interstate bank acquisitions anywhere in the country and interstate branching by acquisition and consolidation in those states that have not opted out by January 1, 1997.

Other than as described below with respect to activities that are "financial in nature", the Corporation is generally prohibited by the BHC Act from acquiring direct or indirect ownership or control of more than five percent of the voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of managing or controlling banks or furnishing services to its subsidiaries.

On November 12, 1999, the Gramm-Leach-Bliley Act (the "GLB Act") was enacted into law. The GLB Act made sweeping changes with respect to the permissible financial services which various types of financial institutions may now provide. The Glass-Steagall Act, which had generally prevented banks from affiliation with securities and insurance firms, was repealed. Pursuant to the GLB Act, bank holding companies may elect to become a "financial holding company," provided that all of the depository institution subsidiaries of the bank holding company are "well capitalized" and "well managed" under applicable regulatory standards.

Under the GLB Act, a bank holding company that has elected to become a financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. Activities that are "financial in nature" include securities underwriting, dealing and market-making, sponsoring mutual funds and investment companies, insurance underwriting and agency, merchant banking, and activities that the Federal Reserve Board has determined to be closely related to banking. The Corporation has elected to be a financial holding company.

The Bank is subject to limitations with respect to transactions with affiliates.

A substantial portion of the Corporation's cash revenues is derived from dividends paid by the Bank. These dividends are subject to various legal and regulatory restrictions.

The Bank is subject to primary supervision, regulation and examination by the Ohio Division of Financial Institutions (the "Division") and the Federal Deposit Insurance Corporation (FDIC).

Federal regulators adopted risk-based capital guidelines and leverage standards for banks and financial holding companies. A discussion of the impact of risk-based capital guidelines and leverage standards is presented in Note 13 of the Commercial Bancshares, Inc. financial statements included in its Annual Report, which is incorporated herein by reference.

The Financial Reform, Recovery and Enforcement Act of 1989 (FIRREA) provides that a holding company's controlled insured depository institutions are liable for any loss incurred by the Federal Deposit Insurance Corporation in connection with the default of any FDIC-assisted transaction involving an affiliated insured bank or savings association.

Noncompliance with laws and regulations by financial holding companies and banks can lead to monetary penalties or an increased level of supervision or a combination of these two items. Management is not aware of any current instances of noncompliance with laws and regulations and does not anticipate any problems maintaining compliance on a prospective basis. Recent regulatory inspections and examinations of the Corporation and the Bank have not disclosed any significant instances of noncompliance. The minor instances of noncompliance detected during these inspections and examinations were promptly corrected by management and no action was taken by the regulators against the Corporation or the Bank.

The earnings and growth of the Corporation are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government and its agencies, particularly the Federal Reserve Board. Its policies influence the amount of bank loans and deposits and the interest rates charged and paid thereon, and thus have an effect on earnings. The nature of future monetary policies and the effect of such policies on the future business and earnings of the Corporation and Bank cannot be predicted.

REGULATION OF THE FINANCE COMPANY: The Finance Company is chartered in the State of Ohio and regulated by the Division, the FDIC, and the Federal Reserve Board. These regulatory agencies have the authority to examine the books and records of the Finance Company and the Finance Company is subject to their rules and regulations.

The following schedules present, for the periods indicated, certain financial and statistical information of the Corporation as required under the Securities and Exchange Commission's Industry Guide 3, or a specific reference as to the location of required disclosures in the Corporation's 2004 Annual Report to Shareholders (the "Annual Report"), which is included as Exhibit 13 to this document and incorporated herein by reference.

STATISTICAL DISCLOSURES

The following statistical information for 2004, 2003, and 2002, included in the Annual Report is incorporated herein by reference.

                                                                            Pages of Annual Report
                                                                            ----------------------
Distribution of Assets, Liabilities and Shareholders, Equity;
    Interest Rates and Interest Differential                                         6-7
Investment Portfolio                                                                  14
Loan Portfolio                                                                     10-11
Summary of Loan Loss Experience                                                    11-14
Deposits                                                                              15

Return on Equity and Assets                                                            2

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

            Location                                  Description
----------------------------------     --------------------------------------------
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

7.   Marion Jamesway Office            One story building constructed and opened
     279 Jamesway                      in 1996.
     Marion, OH 43302

8.   Bellefontaine Office              One story building purchased, renovated,
     1245 Bellefontaine Ave.           and opened in 1999.
     Marion, OH 43302

9.   Findlay Lincoln Street Office     One story building purchased in 1999 and
     201 Lincoln Street                opened in 2000.
     Findlay, OH 45840

10.  Westerville Office                Two story building purchased in 2000 and
     17 N. State Street                opened in 2001.
     Westerville, OH 43081

11.  WalMart Office                    Located inside the store with leased square
     2500 Tiffin Avenue                footage opened in 2001.
     Findlay, OH 45840

12.  Advantage Finance Main Street     Two story building purchased and opened
     141 S. Main Street                in 2000.
     Marion, OH 43301

The Bank considers its physical properties to be in good operating condition (subject to reasonable wear and tear) and suitable for the purposes for which they are being used. The Bank ceased operations at its Richwood, Ohio branch office on November 1, 2004. The branch was never able to attain the level of business activity normally associated with profitable branches as the vast majority of town residents preferred doing business with the locally-owned community bank. The office building was immediately sold to a local dentist for a small net profit.

ITEM 3 - LEGAL PROCEEDINGS

There is no pending litigation, other than routine litigation incidental to the business of the Corporation, Bank,

Finance Company, or Commercial Financial of a material nature involving or naming the Corporation, Bank, Finance Company, or Commercial Financial as a defendant. Further, there are no material legal proceedings in which any director, officer, principal shareholder, affiliate of the Corporation, or security holder owning five percent of the Corporation's common stock; or any associates of such persons is a party or has a material interest that is adverse to the Corporation, Bank, Finance Company, or Commercial Financial. None of the routine litigation in which the Corporation, Bank, Finance Company, or Commercial Financial is involved is expected to have a material adverse impact on the financial position or results of operations of the Corporation, Bank, Finance Company, or Commercial Financial.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 2004.

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information set forth under the heading "Shareholder Information" on page 43 of the Annual Report is incorporated herein by reference.

The following table reflects shares repurchased by the Corporation during the fourth quarter, 2004. These shares were purchased as part of a program approved by the Corporation's Board of Directors in June, 2002. The Corporation has no publicly announced stock repurchase plans or programs.

                    TOTAL       AVERAGE                            MAXIMUM NUMBER OF
                    NUMBER       PRICE       TOTAL NUMBER OF      SHARES THAT MAY YET
                  OF SHARES    PAID PER    SHARES PURCHASED AS    BE PURCHASED UNDER
    PERIOD        PURCHASED      SHARE      PART OF THE PLAN           THE PLAN
December, 2004      4,574      $  26.52          15,954                  63,784

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

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The information set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 3 through 18, inclusive, of the Annual Report is incorporated herein by reference.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth under the heading "Quantitative and Qualitative Disclosures about Market Risk" on pages 18 through 19 of the Annual Report is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information contained in the consolidated financial statements and related notes and the report of independent auditors thereon, on pages 23 through 43, inclusive, of the Annual Report is incorporated herein by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements between the Corporation and its independent accountants on accounting and financial disclosures.

ITEM 9A - CONTROLS AND PROCEDURES

Commercial Bancshares, Inc. carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures as of December 31, 2004, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures were effective as of December 31, 2004, in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be in the Corporation's periodic SEC filings.

ITEM 9B - OTHER INFORMATION

None.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning Directors and Executive Officers of the Corporation appears on pages 2, 3, 4, 6 through 11 inclusive and page 18 under the captions "Board and Committee Membership", "Committees of the Board", "Information relating to Nominees and other Directors", "Executive Officers", "Report of the Audit Committee of the Board of Directors", and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Corporation's Definitive Proxy Statement dated March 17, 2005 for the Annual Meeting of Shareholders to be held on April 13, 2005 and is incorporated herein by reference.

The Corporation has adopted a code of ethics that applies to its principal executive officer, principal financial officer, and principal accounting officer. A copy of the Corporation's Code of Ethics may be viewed on the Corporation's website, www.csbanking.com. In the event we make any amendment to, or grant any waiver of, a provision of our code of ethics, we intend to disclose such amendment or waiver, the reasons for it, and the nature of any waiver, the name of the person to whom it was granted, and the date, on our internet website.

ITEM 11 - EXECUTIVE COMPENSATION

Information concerning executive compensation appears on pages 4 and 12 through 14 and 16, under the captions "Compensation of Directors", "Compensation Committee Interlocks and Insider Participation", "Executive Compensation", "Deferred Compensation Plan", "Stock Option Plan", "Supplemental Executive Retirement Plan", and "Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values", in the Corporation's Definitive Proxy Statement dated March 17, 2005 for the Annual Meeting of Shareholders to be held on April 13, 2005 and is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management is contained on pages 2 and 6 through 9 under the captions "Voting Securities and Principal Holders Thereof", "Information Relating to Nominees and other Directors", and "Share Ownership of Management and Directors" in the Corporation's Definitive Proxy Statement dated March 17, 2005 for the Annual Meeting of Shareholders to be held on April 13, 2005 and is incorporated herein by reference.

The following table includes information as of December 31, 2004 with respect to the 1997 Commercial Bancshares, Inc. Stock Option Plan, under which equity securities of the Corporation are authorized for issuance. The Corporation has no other compensation plans under which equity securities of the Corporation are authorized for issuance.

                                                                                      Number of securities
                                                                                    remaining available for
                         Number of securities to be        Weighted-average          future issuance under
                           issued upon exercise of         exercise price of          equity compensation
                            outstanding options,         outstanding options,     plans (excluding securities
   Plan category            warrants and rights           warrants and rights       reflected in column(a))
--------------------     --------------------------      --------------------     --------------------------
                                    (a)                           (b)                         (c)
Equity Compensation
   plans approved by
   security holders               35,567                       $ 25.1346                    76,138

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions is contained on page 5 under the caption "Related Transactions" in the Corporation's Definitive Proxy Statement dated March 17, 2005 for the Annual Meeting of Shareholders to be held on April 13, 2005 and is incorporated herein by reference.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services is contained on pages 11, 12, 18 and 19 under the captions "Report of the Audit Committee of the Board of Directors", "Principal Accounting Firm Fees" and "Relationship with Independent Registered Public Accountants" of the Corporation's Definitive Proxy Statement dated March 17, 2005 for the Annual Meeting of Shareholders to be held on April 13, 2005 and is incorporated herein by reference.

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following Consolidated Financial Statements and related Notes to Consolidated Financial Statements, together with the reports of Independent Registered Public Accounting Firms dated March 7, 2005 and February 7, 2003, appear on pages 21 through 43 of the Commercial Bancshares, Inc. 2004 Annual Report and are incorporated herein by reference.

      1.    Financial Statements

            Consolidated Balance Sheets
            December 31, 2004 and 2003

            Consolidated Statements of Income for the Years Ended
            December 31, 2004, 2003 and 2002

            Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2004, 2003 and 2002

            Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002

            Notes to Consolidated Financial Statements for the Years Ended December 31, 2004, 2003 and 2002

            Reports of Independent Registered Public Accounting Firms

            Financial statement schedules are omitted as they are not required or are not applicable or because the required information is included in the consolidated financial statements or notes thereto.

(b)   EXHIBITS

Exhibit Number                             Description of Document
--------------     ---------------------------------------------------------------------------
      3.1          Amended Articles of Incorporation of the Corporation
                   (incorporated by reference to Registrant's Form 8-K dated April 27, 1995)

      3.2          Code of Regulations of the Corporation
                   (incorporated by reference to Registrant's Form 8-K dated April 27, 1995)

      4            Form of Certificate of Common Shares of the Corporation
                   (incorporated by reference to Registrant's Form 8-K dated April 27, 1995)

     10.1          Commercial Bancshares, Inc. 1997 Stock Option Plan
                   (incorporated by reference to Appendix II to our Proxy Statement, as filed with the SEC on Schedule 14A on March 13, 1997)

     10.2          Commercial Bancshares, Inc. Deferred Compensation Plan
                   (incorporated by reference to Exhibit 4.1 to our Registration Statement on
                   Form S-8, as filed with the SEC on March 17, 1999)

     10.3          Commercial Bancshares Supplemental Executive Retirement Plan

     10.4          Executive Employment Contract, dated as of March 31, 2004, between Tracy
                   Morgan and Advantage Finance, Inc.

     13            Annual Report to Shareholders for the Year Ended 2004

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

      03/28/2005                         COMMERCIAL BANCSHARES, INC.
        Date

                                         By: /s/ PHILIP W. KINLEY
                                             -----------------------------------
                                             Philip W. Kinley, President and CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2005.

               Signatures                                   Signatures
-----------------------------------------        -------------------------------
  /s/ PHILIP W. KINLEY                             /s/ EDWIN G. EMERSON
-----------------------------------------        -------------------------------
Philip W. Kinley                                 Edwin G. Emerson
President and Principal Executive Officer        Director

  /s/ JOHN C. HALLER                               /s/ HAZEL FRANKS
-----------------------------------------        -------------------------------
John C. Haller                                   Hazel Franks
Senior Vice President and Chief Financial        Director
Officer

  /s/ RICHARD SHEAFFER                             /s/ DEBORAH J. GRAFMILLER
-----------------------------------------        -------------------------------
Richard Sheaffer                                 Deborah J. Grafmiller
Director, Chairman of the Board                  Director

  /s/ DANIEL E. BERG                               /s/ KURT D. KIMMEL
-----------------------------------------        -------------------------------
Daniel E. Berg                                   Kurt D. Kimmel
Director                                         Director

  /s/ J. WILLIAM BREMYER                           /s/ MICHAEL A. MASTRO
-----------------------------------------        -------------------------------
J. William Bremyer                               Michael A. Mastro
Director                                         Director

  /s/ LYNN R. CHILD                                /s/ MICHAEL A. SHOPE
-----------------------------------------        -------------------------------
Lynn R. Child                                    Michael A. Shope
Director                                         Director

  /s/ MARK DILLON                                  /s/ DOUGLAS C. SMITH
-----------------------------------------        -------------------------------
Mark Dillon                                      Douglas C. Smith
Director                                         Director

                                INDEX TO EXHIBITS

Exhibit Number                              Description of Document
--------------      --------------------------------------------------------------------------
3.1                 Amended Articles of Incorporation of the Corporation
                    (incorporated by reference to Registrant's Form 8-K dated April 27, 1995)

3.2                 Code of Regulations of the Corporation
                    (incorporated by reference to Registrant's Form 8-K dated April 27, 1995)

4                   Form of Certificate of Common Shares of the Corporation
                    (incorporated by reference to Registrant's Form 8-K dated April 27, 1995)

10.1                Commercial Bancshares, Inc. 1997 Stock Option Plan
                    (incorporated by reference to Appendix II to our Proxy Statement, as filed with the SEC on Schedule 14A on March 13, 1997)

10.2                Commercial Bancshares, Inc. Deferred Compensation Plan
                    (incorporated by reference to Exhibit 4.1 to our Registration Statement on
                    Form S-8, as filed with the SEC on March 17, 1999)

10.3                Commercial Bancshares Supplemental Executive Retirement Plan

10.4                Executive Employment Contract, dated as of March 31, 2004, between Tracy
                    Morgan and Advantage Finance, Inc.

13                  Annual Report to Shareholders for the Year Ended 2004

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