Form 10-Q
period 2005-03-31
COMMERCIAL BANCSHARES INC \OH\
filed 2005-05-12
CIK 1009976

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         Quarterly Report Pursuant Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

 For the Quarterly Period ended MARCH 31, 2005. Commission File Number 000-27894

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

                                       N/A
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ ] No [X]

As of May 11, 2005, the last practicable date, there were 1,170,778 outstanding of the registrant's common shares, no par value.

                           COMMERCIAL BANCSHARES, INC.

INDEX

                                                                                                         Page
                                                                                                         ----
PART I - FINANCIAL INFORMATION

 Item 1.     Financial Statements

             Consolidated Balance Sheets.............................................................      3

             Consolidated Statements of Income.......................................................      4

             Condensed Consolidated Statements of Changes in Shareholders' Equity....................      5

             Condensed Consolidated Statements of Cash Flows.........................................      6

             Notes to Consolidated Financial Statements..............................................      7

 Item 2.     Management's Discussion and Analysis of
               Financial Condition and Results of Operations.........................................     10

 Item 3.     Quantitative and Qualitative Disclosures about Market Risk..............................     20

 Item 4.     Controls and Procedures.................................................................     20

PART II - OTHER INFORMATION

 Item 1.     Legal Proceedings.......................................................................     21

 Item 2.     Unregistered Sales of Securities and Use of Proceeds....................................     21

 Item 3.     Defaults Upon Senior Securities.........................................................     21

 Item 4.     Submission of Matters to a Vote of Security Holders.....................................     21

 Item 5.     Other Information.......................................................................     21

 Item 6.     Exhibits................................................................................     21

SIGNATURES...........................................................................................     23

EXHIBIT A:   CEO 302 Certification...................................................................     24
             CFO 302 Certification...................................................................     25
             CEO 906 Certification...................................................................     26
             CFO 906 Certification...................................................................     27

                           COMMERCIAL BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

(Amounts in thousands)

                                                                  March 31,      December 31,
                                                                    2005             2004
                                                                 ----------      ------------
ASSETS
Cash                                                             $    6,161       $    8,984
Federal funds sold                                                       --            1,270
                                                                 ----------       ----------
     Cash and cash equivalents                                        6,161           10,254

Securities available for sale                                        60,655           59,883
Total loans                                                         212,592          214,193
Allowance for loan losses                                            (2,525)          (2,503)
                                                                 ----------       ----------
     Loans, net                                                     210,067          211,690
Premises and equipment, net                                           6,265            6,321
Accrued interest receivable                                           1,489            1,036
Other assets                                                          7,155            7,466
                                                                 ----------       ----------

         Total assets                                            $  291,792       $  296,650
                                                                 ==========       ==========

LIABILITIES
Deposits
     Noninterest-bearing demand                                  $   21,517       $   26,882
     Interest-bearing demand                                         71,674           72,599
     Savings and time deposits                                      109,370          107,416
     Time deposits $100,000 and greater                              44,881           42,277
                                                                 ----------       ----------
         Total deposits                                             247,442          249,174
FHLB advances                                                        20,600           24,600
Other borrowed funds                                                  1,600               --
Accrued interest payable                                                343              303
Other liabilities                                                       483              787
                                                                 ----------       ----------
         Total liabilities                                          270,468          274,864
                                                                 ----------       ----------

SHAREHOLDERS' EQUITY
Common stock, no par value; 4,000,000 shares authorized,
     1,178,938 and 1,178,938 shares issued in 2005 and 2004          11,131           11,095
Retained earnings                                                    11,415           11,206
Deferred compensation plan shares, at cost,
     16,028 and 14,671 shares in 2005 and 2004                         (396)            (360)
Treasury stock, 8,160 shares in 2005, 6,156 shares in 2004             (219)            (163)
Accumulated other comprehensive income                                 (607)               8
                                                                 ----------       ----------
         Total shareholders' equity                                  21,324           21,786
                                                                 ----------       ----------

         Total liabilities and shareholders' equity              $  291,792       $  296,650
                                                                 ==========       ==========

              See notes to the consolidated financial statements.

                          COMMERCIAL BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

(Amounts in thousands, except per share data)

                                                          Three Months Ended
                                                                March 31,
                                                         ----------------------
                                                           2005          2004
                                                         --------      --------
INTEREST INCOME
     Interest and fees on loans                          $  3,548      $  3,458
     Interest on securities:
         Taxable                                              450           247
         Nontaxable                                           177           253
     Other interest income                                      9            12
                                                         --------      --------
              Total interest income                         4,184         3,970
                                                         --------      --------
INTEREST EXPENSE
     Interest on deposits                                   1,222         1,122
     Interest on borrowings                                   198           132
                                                         --------      --------
              Total interest expense                        1,420         1,254
                                                         --------      --------

NET INTEREST INCOME                                         2,764         2,716
Provision for loan losses                                     220           300
                                                         --------      --------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES         2,544         2,416
                                                         --------      --------

NONINTEREST INCOME
     Service fees and overdraft charges                       444           452
     Gains on sale of securities, net                          25            27
     Other income                                             182            87
                                                         --------      --------
              Total noninterest income                        651           566
                                                         --------      --------

NONINTEREST EXPENSE
     Salaries and employee benefits                         1,326         1,160
     Occupancy, furniture and equipment                       309           269
     State taxes                                              102            98
     Data processing                                          197           213
     FDIC deposit insurance                                    17            17
     Professional fees                                         67           102
     Amortization of intangibles                               64            64
     Loss on sale of repossessed assets                        35            --
     Other operating expense                                  531           543
                                                         --------      --------
              Total noninterest expense                     2,648         2,466
                                                         --------      --------

Income before income taxes                                    547           516
Income tax expense                                            116            93
                                                         --------      --------

Net income                                               $    431      $    423
                                                         ========      ========

Basic earnings per common share                          $    .37      $    .36
                                                         ========      ========
Diluted earnings per common share                        $    .37      $    .36
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

                          COMMERCIAL BANCSHARES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                                   (Unaudited)

(Amounts in thousands, except per share data)

                                                                             Three Months Ended
                                                                                  March 31,
                                                                         ---------------------------
                                                                            2005             2004
                                                                         ----------       ----------
Balance at beginning of period                                           $   21,786       $   21,155

Comprehensive income:
     Net income                                                                 431              423
     Change in net unrealized gain (loss) on securities
       available for sale, net of reclassification and tax effects             (615)             312
                                                                         ----------       ----------
         Total comprehensive income                                            (184)             735

Shares issued, options exercised 0 shares in 2005,
     10,777 shares in 2004                                                       --              250

Shares issued for deferred compensation plan 2,585 shares in 2004                --               61

Treasury stock purchase, 3,028 shares in 2005, 2,889 shares in 2004             (77)             (77)

Treasury stock reissued for deferred compensation plan,
     1,024 shares in 2005, 5,079 shares in 2004                                  22               90

Dividends paid ($.19 and $.19 per share in 2005 and 2004)                      (223)            (224)
                                                                         ----------       ----------

Balance at end of period                                                 $   21,324       $   21,990
                                                                         ==========       ==========

               See notes to the consolidated financial statements.

                          COMMERCIAL BANCSHARES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           Three Months Ended
                                                                               March 31,
                                                                      ---------------------------
                                                                         2005             2004
                                                                      ----------       ----------
                                                                            ($ in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                       $      431       $      423
     Adjustments                                                             329             (318)
                                                                      ----------       ----------
         Net cash from operating activities                                  760              105

CASH FLOWS FROM INVESTING ACTIVITIES
     Securities available for sale
         Purchases                                                        (5,811)          (8,902)
         Maturities and repayments                                         2,604            5,525
         Sales                                                             1,484              627
     Net change in loans                                                   1,192            4,306
     Proceeds from sale of foreclosed/repossessed assets                     206               69
     Bank premises and equipment expenditures                               (118)             (62)
                                                                      ----------       ----------
           Net cash from investing activities                               (443)           1,563
                                                                      ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                               (1,732)           1,296
     Increase in FHLB advances                                               500               --
     Decrease in FHLB advances                                            (4,500)              --
     Net change in federal funds purchased                                 1,600               --
     Common shares issued for stock options                                   --              311
     Treasury shares purchased                                               (77)             (77)
     Treasury shares reissued for stock options                               22               90
     Cash dividends paid                                                    (223)            (224)
                                                                      ----------       ----------
           Net cash from financing activities                             (4,410)           1,396
                                                                      ----------       ----------

Net change in cash and cash equivalents                                   (4,093)           3,064

Cash and cash equivalents at beginning of period                          10,254           10,624
                                                                      ----------       ----------

Cash and cash equivalents at end of period                            $    6,161       $   13,688
                                                                      ==========       ==========

SUPPLEMENTAL DISCLOSURES
     Cash paid for interest                                           $    1,381       $    1,407
     Cash paid for income taxes                                               90              185
     Non-cash transfer of loans to foreclosed/repossessed assets             224               78

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

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Corporation at March 31, 2005, and results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances. The Annual Report for the Corporation for the year ended December 31, 2004, contains consolidated financial statements and related notes, which should be read in conjunction with the accompanying consolidated financial statements.

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

Newly Issued But Not Yet Effective Accounting Standards: In December 2004, the FASB re-issued SFAS No. 123 "Accounting for Stock-Based Compensation" which becomes effective for the year ending December 31, 2006. This Statement supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees" and its related implementation guidance. Under Opinion No. 25, issuing stock options to employees generally resulted in recognition of no compensation cost. This Statement requires entities to recognize the cost of employee services received in exchange for these stock options. The Corporation is evaluating the impact of adopting SFAS No. 123.

Financial Statement Presentation: Certain items in prior financial statements have been reclassified to conform to the current presentation of information.

                           COMMERCIAL BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - EARNINGS PER SHARE

Weighted average shares used in determining basic and diluted earnings per share are as follows:

                                                             2005           2004
                                                           ---------      ---------
Weighted average shares outstanding during the period      1,172,117      1,172,441
Dilutive effect of exercisable stock options                   2,605          3,181
                                                           ---------      ---------
Weighted average shares considering dilutive effect        1,174,722      1,175,622
                                                           =========      =========

At March 31, 2005 and 2004 there were 13,200 and 13,200 stock options that were not considered in computing diluted earnings per share because they were anti-dilutive.

NOTE 3 - LOANS

Loans were as follows:

                                      March 31, 2005     December 31, 2004
                                      --------------     -----------------
                                               ($ in thousands)
Commercial and agriculture loans      $      142,086      $      140,348
Residential real estate loans                 10,272              10,572
Residential construction loans                   459                 387
Home equity loans                             18,194              21,449
Consumer and credit card loans                19,593              18,331
Consumer finance loans                        21,989              23,106
                                      --------------      --------------
     Total loans                      $      212,592      $      214,193
                                      ==============      ==============

The subsidiary Bank is an authorized seller/servicer for the Federal Home Loan Mortgage Corporation (FHLMC), but has curtailed such activity in favor of originating new fixed-rate mortgages in conjunction with Countrywide, Incorporated. Under this arrangement, the Bank no longer owns the originated loans, but initiates the process through to closing, but final funding comes directly from Countrywide, for which the Bank earns a fee. At March 31, 2005 and December 31, 2004, loans sold to FHLMC for which the Bank has retained servicing rights totaled $31,842,000 and $34,132,000, but real estate loans originated and held for sale totaled zero in both periods.

Activity in the allowance for loan losses for the three months ended March 31 was as follows:

                                                  2005           2004
                                                --------       --------
                                                    ($ in thousands)
Beginning balance                               $  2,503       $  2,503
Provision for loan loss                              220            300
Loans charged off                                   (259)          (353)
Recoveries of loans previously charged-off            61             13
                                                --------       --------
     Ending balance                             $  2,525       $  2,463
                                                ========       ========

Impaired loans were as follows:

                                                  March 31, 2005   December 31, 2004
                                                  --------------   -----------------
                                                           ($ in thousands)
Period-end loans with no allocated allowance        $      766        $      603
Period-end loans with allocated allowance                  642               680
                                                    ----------        ----------
     Total                                          $    1,408        $    1,283
                                                    ==========        ==========
Amount of allowance for loan loss allocated         $       58        $       85

                           COMMERCIAL BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nonperforming loans were as follows:

                                                    March 31, 2005     December 31, 2004
                                                    --------------     -----------------
                                                              ($ in thousands)
Loans past due over 90 days still on accrual          $        2          $       80
Nonaccrual loans                                           1,408               1,283

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

NOTE 4 - OTHER COMPREHENSIVE INCOME

Other comprehensive income for the three months ended March 31 was as follows:

                                                                                2005         2004
                                                                               ------       ------
                                                                                 ($ in thousands)
Unrealized holding gains (losses) on securities available for sale             $ (907)      $  500
Less: Reclassification adjustment for losses (gains) recognized in income         (25)         (27)
                                                                               ------       ------
     Net unrealized holding gains (losses)                                       (932)         473
Tax effect                                                                        317         (161)
                                                                               ------       ------
     Other comprehensive income                                                $ (615)      $  312
                                                                               ======       ======

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

Earnings for the three months ended March 31 was as follows:

                                                       2005          2004
                                                     --------      --------
Income as reported                                   $    431      $    423

Deduct: Stock-based compensation expense

      determined under fair value based method              1             5
                                                     --------      --------

Pro forma net income                                      430           418
Pro forma earnings per share

       Basic                                         $    .37      $    .36

       Diluted                                            .37           .36

Earnings per share as reported

       Basic                                         $    .37      $    .36

       Diluted                                            .37           .36

                           COMMERCIAL BANCSHARES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion focuses on the consolidated financial condition of Commercial Bancshares, Inc. at March 31, 2005, compared to December 31, 2004, and the consolidated results of operations for the quarterly period ending March 31, 2005 compared to the same period in 2004. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements and related footnotes.

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

This quarterly discussion includes three tables detailing the dollar and percent changes in ending and average balances for the analysis of the "Financial Condition" section as well as the quarterly changes in income and expense items for the "Results of Operations" section. The tables are provided to allow the reader to reference all changes in balances and net income in a centralized fashion, and then concentrate on the discussion of why the values changed rather than get caught up in the details of each dollar change. The reader should be able to get a clearer picture of the Corporation's overall performance when coupled with the existing yield analysis tables.

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

CRITICAL ACCOUNTING POLICIES

The financial institution industry is highly regulated. The nature of the industry is such that, other than described below, the use of estimates and management judgment are not likely to present a material risk to the financial statements. In cases where estimates or management judgment are required, internal controls and processes are established to provide assurance that such estimates and management

                           COMMERCIAL BANCSHARES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

judgments are materially correct to the best of management's knowledge. The most significant accounting policies followed by the Corporation are presented in
Note 1 to the consolidated financial statements. These policies provide information on how those values are determined. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumption, and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management views the determination of the allowance for loan losses to be a critical accounting policy.

Allowance for loan losses - Accounting for loan classifications, accrual status, and determination of the allowance for loan losses is based on regulatory guidance. This guidance includes, but is not limited to, generally accepted accounting principles, guidance issued by the Securities and Exchange Commission, the uniform retail credit classification and account management policy issued by the Federal Financial Institutions Examination Council, and the joint policy statement on the allowance for loan losses methodologies, issued by the Federal Financial Institutions Examination Council, Federal Deposit Insurance Corporation, and various other regulatory agencies. Accordingly, the allowance for loan losses includes a reserve calculation based on an evaluation of loans determined to be impaired, risk ratings, historical losses, loans past due, general and local economic conditions, trends, portfolio concentrations, collateral value and other subjective factors.

FINANCIAL CONDITION

Total assets decreased by $4,858,000 in the three month period ended March 31, 2005 compared to a smaller $2,019,000 increase the year before from the previous year end. This represents a 1.6% decrease versus a .7% increase for the prior year. The traditional paydown of loan balances for agricultural borrowers, commercial accounts, and short-term match-funded loans after year end was ameliorated this year as some commercial hotel loans have drawn upon approved construction funds and reduced the net loss of footings. When the cash-collateralized loan of $4,500,000 was paid off in the prior year, those funds were retained and reemployed to buy securities and bolster cash balances. The current year saw that same pattern occur in terms of reducing the matched loan balance, but as the loans were repaid, the funds were used to pay down the borrowed funds position by $4,000,000. The decision to curtail involvement with the horse trailer dealer from Denver, and pay downs on agriculture loans prior to the new planting season usually guarantee lower loan balances during the first quarter. This year's falloff was about $3.0 million less than last year's due to new draws on commercial real estate loans. At the same time, deposits have shrunk since year end as well. This realignment of funds points toward a resurgence in solid earning assets, capable of generating excellent interest spreads rather than settling for the available overnight funds rates.

As mentioned in previous reports, the management team decided three years ago to end our involvement with a dealer in horse trailers based in Denver. As that decision has progressed, repayments on loans in that portfolio have driven the balance down from more than $35 million at year end 2001, to just over $12.8 million as of March 31, 2005. In addition, the Bank has become an originator of long-term, fixed-rate real estate loans for Countrywide, Incorporated. In doing so, the Bank no longer has an inventory of loans originated and ready to be sold on its books since the new loans are funded directly by Countrywide. In addition, the partnership with Countrywide has allowed the Bank to package non-conforming loans, which formerly were ineligible for sale, for sale or refinancing, thus clearing them from the Bank's books. It is management's intent that only adjustable rate mortgages be held in portfolio for investment purposes by the Bank. Total residential real estate loan balances retained have shrunk from more than $42 million at year end 2001, to just over $10.7 million as of March 31, 2005.

                           COMMERCIAL BANCSHARES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                     ENDING BALANCES AS OF THE DATE SHOWN
                                 ------------------------------------------------------------------------------
(in thousands)                   03/31/05  12/31/04   $ CHG     % CHG    03/31/04  12/31/03    $ CHG     % CHG
                                 --------  --------   ------    ------   --------  --------   -------    ------
Cash & Fed funds                    6,161    10,254   (4,093)   (39.92)    13,688    10,624     3,064     28.84
Securities AFS                     60,655    59,883      772      1.29     51,716    48,491     3,225      6.65
Gross loans                       212,592   214,193   (1,601)    (0.75)   201,561   206,274    (4,713)    (2.28)
Allowance for loan losses         (2,525)   (2,503)      (22)     0.88     (2,463)   (2,503)       40     (1.60)
                                  -------   -------   ------    ------    -------   -------    ------    ------
    Loans, net                    210,067   211,690   (1,623)    (0.77)   199,098   203,771    (4,673)    (2.29)
Premises & Equipment                6,265     6,321      (56)    (0.89)     6,292     6,380       (88)    (1.38)
Accrued interest receivable         1,489     1,036      453     43.73      1,405     1,143       262     22.92
Other Assets                        7,155     7,466     (311)    (4.17)     2,660     2,431       229      9.42
                                   ------    ------   ------    ------    -------    ------    ------    ------
    Total assets                  291,792   296,650   (4,858)    (1.64)   274,859   272,840     2,019      0.74
                                  =======   =======   ======    ======    =======   =======    ======    ======
Noninterest-bearing demand         21,517    26,882   (5,365)   (19.96)    22,869    26,123    (3,254)   (12.46)
Interest-bearing demand            71,674    72,599     (925)    (1.27)    71,176    68,656     2,520      3.67
Savings and time deposits         109,370   107,416    1,954      1.82    105,242   103,413     1,829      1.77
Time deposits of $100k            44,881     42,277    2,604      6.16     40,785    40,559       226      0.56
                                  -------   -------   ------    ------    -------   -------    ------    ------
    Total deposits                247,442   249,174   (1,732)    (0.70)   240,072   238,751     1,321      0.55
FHLB advances                      20,600    24,600   (4,000)   (16.26)    11,500    11,500         0      0.00
Other borrowed funds                1,600         0    1,600      0.00          0         0         0      0.00
Accrued interest payable              343       303       40     13.20        262       415      (153)   (36.87)
Other liabilities                    483        787     (304)   (38.63)     1,035     1,019        16      1.57
                                     ----   -------   ------    ------    -------    ------    ------    ------
    Total liabilities             270,468   274,864   (4,396)    (1.60)   252,869   251,685     1,184      0.47
Shareholders' equity               21,324    21,786     (462)    (2.12)    21,990    21,155       835      3.95
                                  -------   -------   ------    ------    -------   -------    ------    ------
    Total liabilities & equity    291,792   296,650   (4,858)    (1.64)   274,859   272,840     2,019      0.74
                                  =======   =======   ======    ======    =======   ========   ======    ======

These two loan portfolio decisions were made in conjunction with a decision to emphasize loan growth in commercial and agriculture loans at the Bank, as well as consumer loans originated through Advantage Finance. Thus, loan growth in those areas has more than offset the combined loss of more than $53 million in balances in the horse trailer and real estate portfolios, with commercial and agriculture loans. While this growth has been constant over these years, pay offs of short-term commercial loans and a slow down in consumer credit since the Christmas season led to a reduction in gross loan balances of more than $4.7 million as of March, 2004 since year end 2003. Despite that same $4.5 million payoff in 2005, gross loan balances have only shrunk $1.6 million since year end 2004.

The reserve for loan losses has grown by $22,000 since year end as net charge offs have been lower than the $220,000 added to the reserve through the provision expense. This compares to a reduction of $40,000 in the reserve during the first quarter last year. A total of $300,000 was added to the reserve during the first quarter of 2004, which did not cover the $340,000 of net charge-offs during that quarter. The reserve stands at 1.19% of gross loans at March 31, 2005. This compares to a reserve of 1.17% at year end, and a reserve of 1.22% at the end of March, 2004.

The low-rate interest environment that held sway through all of 2003 and half of 2004 has gradually given way to a series of 25 point rate increases, now numbering seven such increases since July of 2004 through March of 2005. Yields on commercial loans and other loans tied to the prime rate are generally expected to increase in total yield, but the change will come slowly as a consequence of existing fixed rate loans and consumer loans originated by our Advantage affiliate which may have little or no yield during any "same

                           COMMERCIAL BANCSHARES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

as cash" period, if offered, will drag upon the increase. At the same time, the rate increases have an immediate effect on all maturing certificates of deposit. The market to retain customers' deposits is extremely competitive, forcing banks continually check their own rates against the competition. The availability of internet brokers as well as the practice of continually shopping around town for the best rate deals makes balance maintenance job one. As can be seen in the ending-balance table, the Bank has been able to maintain funds pretty well on the interest-bearing accounts except for the demand accounts during the first three months of this year which are down $925,000. Keeping in mind that $4.5 million of non-interest bearing demand accounts are lost early each year from the matched-fund loan customer, the bank lost over a million dollars in footings for deposits, and paid down the borrowings by $4.0 million. The average balance exhibit shows that the average deposit balances in the first quarter of 2005 are nearly $12 million higher than the same period in 2004, which represents the permanent growth in that portfolio. So, if you factor out the $4.5 million from the total deposit level of $249.2 million at year-end 2004, the current $247.4 million deposits compares favorably to $244.7 as the adjusted year end.

Non-earning assets in 2005 reflect lower balances for cash on hand as noted, plus new property and equipment is being amortized, but higher balances for accrued interest receivable as semi-annual paying securities rebuild their receivable balances, accompanied by a reduction in company-owned life insurance as one of the officers was deemed uninsurable, and $260,000 of the premium was refunded. The changes in 2004 reflected similar increases in accrued interest receivable, increases in prepaid expenses, and a small decrease in property and equipment as newly acquired assets were depreciated. The only difference in these accounts lies with the cash on hand, as the excess funds were retained with the intent to reemploy them as securities purchases.

Total shareholders' equity reflects current earnings of $431,000 less dividends of $223,000 during the first three months of 2005, and less the repurchase of $77,000 of treasury shares in the open market. The change in unrealized fair market value reduced this balance by over $615,000 of that balance. The continued interest rate adjustments by the Fed have driven anticipated yields higher and subsequently eroded the market value of our securities portfolio. Changes in fair market value are only a concern should the Bank suffer from liquidity problems and be forced to sell these securities off at a fully-realized loss. As we have no intention or need to do such a thing, management believes the underlying maturity value to be as expected when the investments were made. During this same period in 2004, shareholders' equity grew a total of $835,000 due to earnings of $423,000 less dividends of $224,000, accompanied by the purchase of new shares both by executive officers under the option plans in place, and by the directors' and executive officers' deferred compensation plan trust when sufficient shares were unavailable for purchase in the open market. At the same time, favorable market conditions left the fair market value of our securities portfolio with a "paper profit" of some $312,000 more than it had at year end 2003. Lower total dividends are the result of the purchase of treasury shares in the open market rather than a reduction in the per share dividend.

Average balance changes for the three-month period tend to reflect the sustained increases over a two year period. Thus, total average asset footings for the first quarter of 2005 are $21,073,000 or 7.78% higher than the same quarter in 2004. The average loan balance during the first quarter this year versus last year reflects more than $9,400,000 in additional footings, and the securities portfolio has grown by more than $11,600,000, despite selling off $4,500,000 during the fourth quarter last year to buy the new issue of bank-owned life insurance, as reflected in the other assets numbers. The loan increases, coming despite the runoff of both the horse trailer and real estate portfolios, show that the programs put in place by management are having a sustained impact on the earning power of the Company. This loan growth has been sustained despite a slight decrease in the reserve for loan losses, which has shrunk $13,000 as the quality and mix of the loan portfolio has by all measures been handled well, and anticipated losses are

                           COMMERCIAL BANCSHARES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

adequately reserved. The reserve level and change reflect a better mix of delinquencies, non-accruals and overall portfolio quality.

                  AVERAGE DAILY BALANCES FOR THE PERIODS SHOWN

                                         THREE MONTHS ENDED MARCH 31
                                  -----------------------------------------
   (dollars in thousands)           2005       2004       $ CHG      % CHG
                                  --------   --------    -------    -------
Cash & Fed funds                     8,008     12,580     (4,572)    (36.34)
Securities AFS                      60,560     48,957     11,603      23.70
Gross loans                        210,972    201,550      9,422       4.67
Allowance for loan losses           (2,537)    (2,550)        13      (0.51)
                                   -------    -------     ------     ------
    Loans, net                     208,435    199,000      9,435       4.74
Premises & Equipment                 6,320      6,342        (22)     (0.35)
Accrued interest receivable          1,399      1,289        110       8.53
Other Assets                         7,352      2,833      4,519     159.51
                                   -------    -------     ------     ------
    Total assets                   292,074    271,001     21,073       7.78
                                   =======    =======     ======     ======
Noninterest-bearing demand          22,318     21,892        426       1.95
Interest-bearing demand             71,715     71,141        574       0.81
Savings and time deposits          108,606    103,329      5,277       5.11
Time deposits of $100k              44,871     39,286      5,585      14.22
                                   -------    -------     ------     ------
    Total deposits                 247,510    235,648     11,862       5.03
FHLB advances                       20,900     11,500      9,400      81.74
Other borrowed funds                   432          0        432         --
Accrued interest payable               371        431        (60)    (13.92)
Other liabilities                      988      1,578       (590)    (37.39)
                                   -------    -------     ------     ------
    Total liabilities              270,201    249,157     21,044       8.45
Shareholders' equity                21,873     21,844         29       0.13
                                   -------    -------     ------     ------
    Total liabilities & equity     292,074    271,001     21,073       7.78
                                   =======    =======     ======     ======

The average asset balance increase has been funded through a combination of increased deposit balances and advances from the FHLB. While nearly $12,000,000 of the growth is funded by deposits, the majority of those funds are interest-bearing funds. In order to be truly successful, banks today must grow their deposit bases in the non-interest bearing fields as well, as full relationship banking leads to customer loyalty. Superior service is the mark of successful banks, and is the lynch-pin behind the Bank's current marketing efforts, stressing a life-time commitment of good service and attention to the needs of our customers. This superior service must make us the preferred service-provider in order to compete with the other local regional, and super-regional banks.

RESULTS OF OPERATIONS

Net income for the three months ended March 31, 2005 was $431,000, or $8,000 more than during the same period in 2004. Diluted earnings per share increased to $.37 from $.36 for the quarters ended March 31 in the respective years. Discussed below are the major factors that have influenced these operating results. The first table details the variance amounts and percentages for the three-month period. The subsequent yield analysis table details the combination of changing portfolio balance mixes and the earning power behind the rates associated with those balances.

                           COMMERCIAL BANCSHARES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             CONSOLIDATED STATEMENTS OF INCOME FOR THE PERIODS SHOWN

                                              THREE MONTHS ENDED MARCH 31
                                           ----------------------------------
       (dollars in thousands)              2005     2004     $ CHG     % CHG
                                           -----   ------    -----     ------
Interest and fees on loans                 3,548    3,458       90       2.60
Taxable interest on securities               450      247      203      82.19
Tax-free interest on securities              177      253      (76)    (30.04)
Other interest income                          9       13       (4)    (30.77)
                                           -----   ------    -----     ------
    Total interest income                  4,184    3,971      213       5.36

Interest on deposits                       1,222    1,122      100       8.91
Interest on borrowings                       198      132       66      50.00
                                           -----   ------    -----     ------
    Total interest expense                 1,420    1,254      166      13.24

Net interest income                        2,764    2,717       47       1.73
Provision for loan losses                    220      300      (80)    (26.67)
                                           -----   ------    -----     ------
    Net interest after PLL                 2,544    2,417      127       5.25

Service and overdraft fees                   444      451       (7)     (1.55)
Gains/(losses) on asset sales                 25       27       (2)     (7.40)
Other income                                 182       87       95     109.20
                                           -----   ------    -----     ------
    Total other income                       651      565       86      15.22

Salaries and employee benefits             1,326    1,160      166      14.31
Occupancy, furniture & equip                 309      269       40      14.87
State taxes                                  102       98        4       4.08
Data processing                              197      213      (16)     (7.51)
FDIC deposit insurance                        17       17        0       0.00
Professional fees                             67      102      (35)    (34.31)
Loss on the sale of repossessed assets        35        0       35         --
Amortization of intangibles                   64       64        0       0.00
Other operating expense                      531      543      (12)     (2.21)
                                           -----   ------    -----     ------
    Total other expense                    2,648    2,466      182       7.38

Income before taxes                          547      516       31       6.01
Income taxes                                 116       93       23      24.73
                                           -----   ------    -----     ------
    Net income                               431      423        8       1.89
                                           =====   ======    =====     ======

Net interest income, the primary source of earnings, is the amount by which interest and fees on loans and investments exceed the interest cost of deposits and borrowings obtained to fund them. The volume and composition of interest-earning assets and interest-bearing liabilities, as well as the level of noninterest-bearing demand deposits and shareholders' equity, affect net interest income. Also impacting net interest income is the susceptibility of interest-earning assets and interest-bearing liabilities to changes in the general market level of interest rates. Management attempts to manage the repricing of assets and liabilities so as to achieve a stable level of net interest margin while growing the size of the overall portfolio of earning assets and reduce the effect of significant changes in the market level of interest rates.

                           COMMERCIAL BANCSHARES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This is accomplished through the pricing and promotion of various loan and deposit products as well as the active management of the Bank's portfolio of securities available for sale and borrowed funds.

Interest income for the three month period ending March 31, 2005 was $213,000 more than the prior year's first quarter. On a fully-taxable equivalent basis, the difference becomes an increase of only $177,000 because of the Bank's lower concentration of tax-free securities. The prime rate has been raised 1.75% since the first quarter of 2004. This is not reflected in the interest yields of 6.40% on earning assets this year versus the first quarter yield of 6.49% last year. As short- and long-term fixed rate assets will continue to hold the average rates down for a while, the variable rate assets will have to grow to offset that sluggishness. While much of the Bank's loan portfolio is tied to the prime rate, the trigger dates for rate adjustments are often fixed for one, two or three years from the anniversary of the loan's origination. This is what gives rise to much of the delay in recognizing an immediate impact on the current earning rate. The cost of deposits has shown an immediate impact of the rate increases, growing a full 10 points to 2.34% from the 2.24% a year ago. This rate differential is offset by the larger portfolio of earning assets, which have grown by an average of more than $17,200,000. This interest cost has grown $166,000, leaving us $11,000 ahead of last year's net interest margin on a fully-taxable basis, and $47,000 on an unadjusted dollar amount.

The provision for loan losses, at $220,000, is $80,000 less than last year, helping to provide the Bank with an increase of $127,000 in basic earnings. Additions to the provision were used to cover the losses experienced in the portfolio each year. As shown earlier in Note 3, net charge offs for the quarter were $142,000 less than last year. Both years' numbers show a decrease in gross loan balances during the first quarter from the previous year end due to the pay downs of the cash-collateralized loans, the first quarter provisions have not had to cover increased portfolio size. Management determines the adequacy of the allowance for loan losses through its analysis of specific problem loans and historical charge-off experience in addition to its evaluation of local and national economic conditions. The Bank believes that the current allowance balance is sufficient to cover probable identified losses in the loan portfolio.

Total noninterest income increased $86,000 for the first quarter of 2005 compared to the same period in 2004. Items contributing to the increase included $47,000 more income from the bank-owned life insurance and $61,000 more in fees from originations through Countrywide, offset by minor decreases in overdraft fees and fee income generated through the sale of insurance.

                          COMMERCIAL BANCSHARES, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table provides an analysis of the average balances, yields and rates on interest-earning assets and interest-bearing liabilities.

                                                           Three Months Ended March 31,
                                       ------------------------------------------------------------------
                                                       2005                               2004
                                        -------------------------------  --------------------------------
                                        Average                Average    Average                Average
                                        balance    Interest  yield/rate   balance    Interest  yield/rate
                                       ---------   --------  ----------  ---------   --------  ----------
                                                                 ($ in thousands)
Securities (1)                         $  62,094   $    718      4.69%   $  54,321   $    631     4.68%
Loans (2)                                208,435      3,548      6.90      199,000      3,458     6.99
                                       ---------   --------              ---------   --------
     Total interest-earning assets       270,529      4,266      6.40      253,321      4,089     6.49
Other assets                              21,545                            17,680
                                       ---------                         ---------
         Total assets                  $ 292,074                         $ 271,001
                                       =========                         =========
Deposits - interest bearing            $ 225,192      1,222      2.20%   $ 213,756      1,122     2.11%
Borrowed funds                            21,332        198      3.77       11,499        132     4.60
                                       ---------   --------              ---------   --------
     Total interest-bearing deposits   $ 246,524      1,420      2.34    $ 225,255      1,254     2.24
           and borrowings
Noninterest-bearing demand deposits       22,318                            21,893
Other liabilities                          1,359                             2,009
Shareholder's equity                      21,873                            21,844
                                       ---------                         ---------
         Total liabilities and'
         shareholders' equity          $ 292,074                         $ 271,001
                                       =========                         =========

Net interest income                                $  2,846                          $  2,835
                                                   ========                          ========

Interest rate spread                                             4.06%                            4.25%

Net interest margin (3)                                          4.27%                            4.50%

(1) Securities include federal funds sold for purposes of this yield table. Average yields on all securities have been computed based on amortized cost. Income on tax exempt securities has been computed on a fully-taxable equivalent basis using a 34% tax rate and the average cost of funds to support the purchases. The adjustment is $82,000 and $119,000 for 2005 and 2004.

(2) Average balance is net of deferred loan fees and loan discounts. Interest income includes loan fees of $169,000 and $153,000 and deferred dealer reserve expense of $55,000 and $62,000 in 2005 and 2004.

(3)   Net interest income as a percentage of average interest-earning assets.

Total noninterest expense increased $182,000 in the three months of the first quarter 2005 compared to the same period during 2004. Increases came primarily through increased personnel expenses of $166,000 and an additional $40,000 for depreciation of fixed assets and equipment. The personnel expenses represent the adjustment for the new chief executive, whose appointment was not finalized until mid-quarter 2004 with terms of his employment contract being finalized during the second quarter, plus the hiring of additional staff both at the Bank and Advantage to fill management level needs. These actions were taken to realign the management staff for the future, including the designation of a new chief of operations for the Bank, and a succession plan for Advantage. The depreciation of the new equipment is simply part of the retooling of the infrastructure necessary to have up-to-date equipment to handle the complexity of the Bank's product lines. All other expenses remained in line with historic precedents.

                          COMMERCIAL BANCSHARES, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The quarterly income before taxes for 2005 was $31,000 more than in 2004, due to the net of all of the above changes. This performance, while still below managements' goals, shows improvement in the basic earning power of the Bank since there was a clear decrease in reliance upon asset sales to generate income, and the Bank has absorbed a large amount of amortization of the non-cash mortgage servicing rights as the Bank changes its approach to the very volatile real estate origination market, reversing previous amounts added to income as new activity generated anticipated future earnings. Once originations stopped, only expenses were booked to erase those previous incomes recognized.

Taxes for the first quarter increased $23,000, reflecting both the increase in earnings, and the loss of emphasis on tax-free income sources. The Bank has divested itself of some of its tax-free securities and purchased both mortgage-backed assets and bank-owned life insurance. The insurance returns will be used to fund deferred compensation packages for the executive staff in order to establish a program to retain key personnel. The proceeds from the insurance program accumulate tax-free.

Change in net income after taxes is the result of netting all the changes in all of the above categories. For the first quarter, that means income was up $8,000 from 2004. While this change is small, it is built on real earnings from operations, not the sale of available assets. It also represents the near-elimination of the non-cash amortization of mortgage servicing rights which has cost the company more than a million dollars of reported earnings over the last few years as we exit the mortgage-servicing market. Plans are in place to build an internal operations center, which will allow the Bank to control its basic operating expenses without relying on outsourced-providers, and eventually generating income by providing those same services to other banks in our geographic area. While basic internal operations should be up and running within a year of ground-breaking, it could take up to five years or more to be functioning fully as an out-sourcing provider to other banks.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Company has certain obligations and commitments to make future payments under contracts. At March 31, 2005, the aggregate contractual obligations and commitments are:

Contractual obligations

                                                                       Payments Due by Period
                                                               Less Than      1-3          3-5         After
(in thousands)                                    Total        One Year      Years        Years       5 Years
                                               -----------    ---------    ---------    ---------    ---------
Time deposits and certificates of deposit      $   134,039    $  73,347    $  53,154    $   6,503    $   1,035

Borrowed funds                                      22,200        5,700        5,000       11,500            -
                                               -----------    ---------    ---------    ---------    ---------

Total                                          $   156,239    $  79,047    $  58,154    $  18,003    $   1,035
                                               ===========    =========    =========    =========    =========

Other commitments

                                                         Amount of Commitment - Expiration by Period
                                                               Less Than      1-3          3-5         After
(in thousands)                                     Total       One Year      Years        Years       5 Years
                                                 ---------    ---------    ---------    ---------    ---------
Commitments to extend commercial credit          $  22,685    $   9,432    $  12,508    $     135    $     610
Commitments to extend consumer credit               13,350        3,261          635        1,471        7,983

Standby letters of credit                            3,090        1,090        2,000            -            -
                                                 ---------    ---------    ---------    ---------    ---------

Total                                            $  39,125    $  13,783    $  15,143    $   1,606    $   8,593
                                                 =========    =========    =========    =========    =========

                          COMMERCIAL BANCSHARES, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Items listed above under "Contractual obligations" represent standard bank financing activity under normal terms and practices. Such funds normally roll-over or are replaced by like items depending on then-current financing needs. Items shown under "Other commitments" also represent standard bank activity, but for extending credit to bank customers. Commercial credits generally represent lines of credit or approved loans with drawable funds still available under the contract terms. On an on-going basis, about half of these amounts are expected to be drawn. Consumer credits generally represent amounts drawable under revolving home equity lines or credit card programs. Such amounts are usually deemed less likely to be drawn upon in total as consumers tend not to draw down all amounts on such lines. Utilization rates tend to be fairly constant over time. Standby letters of credit represent guarantees to finance specific projects whose primary source of financing come from other sources. In the unlikely event of the other source's failure to provide sufficient financing, the bank would be called upon to fill the need. The bank is also continually engaged in the process of approving new loans in a bidding competition with other banks. Terms of possible new loans are approved by management and Board committees, with caveats and possible counter terms made to the applicant customers. Those customers may accept those terms, make a counter proposal, or accept terms from a competitor. These loans are not yet under contract, but offers have been tendered, and would be required to be funded if accepted. Such agreements represent about $8,682,000 at year end, for various possible maturity terms.

LIQUIDITY AND CAPITAL RESOURCES

The Corporation's liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities, which are summarized in the Condensed Consolidated Statements of Cash Flows. Cash and cash equivalents amounted to $6,161,000 at March 31, 2005 compared to $10,254,000 at December 31, 2004.

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

Cash flows, as shown earlier in the statement of cash flows, resulted in a decrease of more than $4 million dollars in Cash and Cash Equivalents since December 31, 2004. That decrease was primarily due to paying back customer deposits of $1,732,000 and FHLB advances of $4,000,000. All other activity merely shifted funds from securities and loan payoffs to purchase more securities. During the same period in 2004, increased deposits and funds brought in by loan and securities payoffs had been used to purchase additional securities.

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

                          COMMERCIAL BANCSHARES, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At March 31, 2005, the Bank's leverage ratio was 7.44% and the risk-based capital ratio was 10.45%, both of which exceeded the minimum regulatory requirements to be considered well-capitalized. The Corporation's leverage and risk-based capital ratios were 7.50% and 10.52% at March 31, 2005, exceeding well-capitalized levels. While the Company's capital policy sets an 8% leverage ratio as its intended goal, the directors have maintained the current dividend level throughout the last few years of reduced earnings. Each quarterly dividend currently represents a bit more than 1% of capital. Should it become necessary to raise capital to expand the activities of the Corporation, there are sufficient un-issued shares to effect a merger of equals, or solicit new investors.

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

Interest rate risk is managed regularly through the Corporation's Asset/Liability Management Committee (ALCO). The two primary methods to monitor and manage interest rate risk are rate-sensitivity gap analysis and review of the effects of various interest rate shock scenarios. Based upon ALCO's review, there has been no significant change in the interest rate risk of the Corporation since year-end 2004. (See Quantitative and Qualitative Disclosures about Market Risk contained in the Annual Report to Shareholders for the year ended December 31, 2004.)

ITEM 4 - CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           COMMERCIAL BANCSHARES, INC.
                                    FORM 10-Q
                          Quarter ended March 31, 2005
                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings:
         There are no matters required to be reported under this item.

Item 2 - Unregistered Sales of Securities and Use of Proceeds:

         The following table reflects shares repurchased by the Corporation during the first quarter, 2005. These shares were purchased as part of a program approved by the Corporation's Board of Directors in June, 2002. The Corporation has no publicly announced stock repurchase plans or programs.

                                          AVERAGE         TOTAL NUMBER OF SHARES
                               TOTAL       PRICE                PURCHASED AS              MAXIMUM NUMBER
                               NUMBER      PAID              PART OF PUBLICLY          OF SHARES THAT MAY
                             OF SHARES      PER               ANNOUNCED PLANS           YET BE PURCHASED
   PERIOD                    PURCHASED     SHARE               OR PROGRAMS              UNDER THE PLAN
01/01/2005 to                 1,288        26.66                    0                       62,496
01/31/2005
02/01/2005 to                     0          N/A                  N/A                       62,496
02/28/2005
03/01/2005 to                 1,740       $26.77                    0                       60,756
03/31/2005
Total                         3,028       $26.71                    0                       60,756

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

Item 5 - Other Information:
         There are no matters required to be reported under this item.

Item 6 - Exhibits:

Exhibit Number                                       Description of Document
--------------             -------------------------------------------------------------------------
     3.1                   Amended Articles of Incorporation of the Corporation
                           (incorporated by reference to Registrant's Form 8-K dated April 27, 1995)

     3.2                   Code of Regulations of the Corporation
                           (incorporated by reference to Registrant's Form 8-K dated April 27, 1995)

                           COMMERCIAL BANCSHARES, INC.
                                    FORM 10-Q
                          Quarter ended March 31, 2005
                     PART II - OTHER INFORMATION (continued)

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

                                       COMMERCIAL BANCSHARES, INC.
                                       ----------------------------------------
                                       (Registrant)

Date: 05/11/2005                       /s/ Philip W. Kinley
                                       ----------------------------------------
                                       (Signature)
                                       Philip W. Kinley
                                       President and Chief Executive Officer

Date: 05/11/2005                       /s/ John C. Haller
                                       ----------------------------------------
                                       (Signature)
                                       John C. Haller
                                       Senior Vice President and
                                       Chief Financial Officer