Form 10-Q
period 2005-06-30
COMMERCIAL BANCSHARES INC \OH\
filed 2005-08-15
CIK 1009976

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    Quarterly Report Pursuant Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

For the Quarterly Period ended JUNE 30, 2005. Commission File Number 000-27894
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ ] No [X]


As of August 5, 2005, the last practicable date, there were 1,164,978 outstanding of the registrant's common shares, no par value.

                           COMMERCIAL BANCSHARES, INC.

INDEX



                                                                                     Page
                                                                                     ----

PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements


           Consolidated Balance Sheets..............................................   3

           Consolidated Statements of Income .......................................   4

           Condensed Consolidated Statements of Changes in Shareholders' Equity.....   5

           Condensed Consolidated Statements of Cash Flows .........................   6

           Notes to Consolidated Financial Statements ..............................   7

  Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations..................................................  11

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk...............  21

  Item 4.  Controls and Procedures..................................................  21


Part II - Other Information

  Item 1.  Legal Proceedings........................................................  22

  Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds...............  22

  Item 3.  Defaults Upon Senior Securities..........................................  22

  Item 4.  Submission of Matters to a Vote of Security Holders......................  22

  Item 5.  Other Information........................................................  22

  Item 6.  Exhibits ................................................................  22


SIGNATURES .........................................................................  24

EXHIBITS   302 Certifications.......................................................  26
           906 Certifications ......................................................  28

                           COMMERCIAL BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

--------------------------------------------------------------------------------

(Amounts in thousands)

                                                                     June 30,        December 31,
                                                                       2005              2004
                                                                    ---------        -----------
ASSETS
Cash .......................................................        $   6,240         $   8,984
Federal funds sold .........................................               --             1,270
                                                                    ---------         ---------
     Cash and cash equivalents .............................            6,240            10,254

Securities available for sale ..............................           61,185            59,883
Total loans ................................................          215,759           214,193
Allowance for loan losses ..................................           (2,508)           (2,503)
                                                                    ---------         ---------
     Loans, net ............................................          213,251           211,690
Premises and equipment, net ................................            6,140             6,321
Accrued interest receivable ................................            1,242             1,036
Other assets ...............................................            6,269             7,466
                                                                    ---------         ---------

         Total assets ......................................        $ 294,327         $ 296,650
                                                                    =========         =========

LIABILITIES
Deposits
     Noninterest-bearing demand ............................        $  21,944         $  26,882
     Interest-bearing demand ...............................           69,478            72,599
     Savings and time deposits .............................          109,739           107,416
     Time deposits $100,000 and greater ....................           45,379            42,277
                                                                    ---------         ---------
         Total deposits ....................................          246,540           249,174
FHLB advances ..............................................           24,100            24,600
Other borrowed funds .......................................              850                --
Accrued interest payable ...................................              316               303
Other liabilities ..........................................              421               787
                                                                    ---------         ---------
         Total liabilities .................................          272,227           274,864
                                                                    ---------         ---------

SHAREHOLDERS' EQUITY
Common stock, no par value; 4,000,000 shares authorized,
     1,178,938 shares issued in 2005 and 2004 ..............           11,131            11,095
Retained earnings ..........................................           11,685            11,206
Deferred compensation plan shares, at cost,
     16,028 and 14,671 shares in 2005 and 2004 .............             (396)             (360)
Treasury stock, 13,380 in 2005, 6,156 shares in 2004 .......             (359)             (163)
Accumulated other comprehensive income .....................               39                 8
                                                                    ---------         ---------
         Total shareholders' equity ........................           22,100            21,786
                                                                    ---------         ---------

         Total liabilities and shareholders' equity ........        $ 294,327         $ 296,650
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

                           COMMERCIAL BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

--------------------------------------------------------------------------------

(Amounts in thousands, except per share data)

                                                Three Months Ended     Six Months Ended
                                                     June 30,              June 30,
                                               -------------------    ------------------
                                                 2005        2004       2005       2004
                                               -------     -------    -------    -------
INTEREST INCOME
     Interest and fees on loans                $ 3,790     $ 3,492    $ 7,338    $ 6,949
     Interest on securities:
         Taxable                                   464         284        914        531
         Nontaxable                                181         239        358        492
     Other interest income                           6           7         15         20
                                               -------     -------    -------    -------
              Total interest income              4,441       4,022      8,625      7,992
                                               -------     -------    -------    -------
INTEREST EXPENSE
     Interest on deposits                        1,257       1,104      2,479      2,227
     Interest on borrowings                        228         137        426        268
                                               -------     -------    -------    -------
              Total interest expense             1,485       1,241      2,905      2,495
                                               -------     -------    -------    -------

NET INTEREST INCOME                              2,956       2,781      5,720      5,497
Provision for loan losses                          365         402        585        702
                                               -------     -------    -------    -------

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                        2,591       2,379      5,135      4,795
                                               -------     -------    -------    -------

OTHER INCOME
     Service fees and overdraft charges            471         502        914        953
     Gain/(loss) on sale of securities, net         (2)         --         24         27
     Other income                                  180          71        362        158
                                               -------     -------    -------    -------
              Total other income                   649         573      1,300      1,138
                                               -------     -------    -------    -------

OTHER EXPENSE
     Salaries and employee benefits              1,259       1,243      2,585      2,402
     Occupancy, furniture and equipment            308         280        617        550
     State taxes                                   116         102        218        200
     Data processing                               198         198        394        411
     FDIC deposit insurance                         17          17         35         34
     Professional fees                              83          75        151        176
     Amortization of intangibles                    64          64        128        128
     Loss on sale of foreclosed assets              --          17         35         17
     Other operating expense                       558         611      1,088      1,154
                                               -------     -------    -------    -------
              Total other expense                2,603       2,607      5,251      5,072
                                               -------     -------    -------    -------

Income before federal income taxes                 637         345      1,184        861
Income tax expense                                 145          40        261        133
                                               -------     -------    -------    -------

Net income                                     $   492     $   305    $   923    $   728
                                               =======     =======    =======    =======

Basic earnings per common share                $   .42     $   .26    $   .79    $   .62
                                               =======     =======    =======    =======
Diluted earnings per common share              $   .42     $   .26    $   .79    $   .62
                                               =======     =======    =======    =======



              See notes to the consolidated financial statements.

                           COMMERCIAL BANCSHARES, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)

--------------------------------------------------------------------------------
(Amounts in thousands, except per share data)

                                                                       Three Months Ended
                                                                             June 30,
                                                                      ---------------------
                                                                         2005         2004
                                                                      --------     --------
Balance at beginning of period                                        $ 21,324     $ 21,990

Comprehensive income:
     Net income                                                            492          305
     Change in net unrealized gain (loss) on securities
       available for sale, net of reclassification and tax effects         646       (1,329)
                                                                      --------     --------
         Total comprehensive income                                      1,138       (1,024)

Treasury stock purchase, 5,220 shares in 2005                             (140)          --

Dividends paid ($.19 and $.19 per share in 2005 and 2004)                 (222)        (223)
                                                                      --------     --------

Balance at end of period                                              $ 22,100     $ 20,743
                                                                      ========     ========


                                                                         Six months Ended
                                                                             June 30,
                                                                      ---------------------
                                                                        2005         2004
                                                                      --------     --------
Balance at beginning of period                                        $ 21,786     $ 21,155

Comprehensive income:
     Net income                                                            923          728
     Change in net unrealized gain (loss) on securities
       available for sale, net of reclassification and tax effects          31       (1,017)
                                                                      --------     --------
         Total comprehensive income                                        954         (289)

Shares issued, options exercised 10,777 shares in 2004                      --          250

Shares issued for deferred compensation plan, 2,585 shares in 2004          --           61

Treasury stock purchase, 8,248 shares in 2005, 2,889 shares in 2004       (217)         (77)

Treasury stock reissued for options exercised, 5,079 shares in 2004         --           90

Treasury stock reissued for deferred compensation plan,
  1,024 shares in 2005                                                      22           --

Dividends paid ($.38 and $.38 per share in 2005 and 2004)                 (445)        (447)
                                                                      --------     --------

Balance at end of period                                              $ 22,100     $ 20,743
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

                           COMMERCIAL BANCSHARES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

--------------------------------------------------------------------------------


                                                                           Six months Ended
                                                                                June 30,
                                                                        -------------------------
                                                                          2005             2004
                                                                        --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                         $    923         $    728
     Adjustments                                                           1,377              477
                                                                        --------         --------
         Net cash from operating activities                                2,300            1,205

CASH FLOWS FROM INVESTING ACTIVITIES
     Securities available for sale
         Purchases                                                        (8,028)         (12,777)
         Maturities and repayments                                         4,236            2,027
         Sales                                                             2,476            5,525
     Net change in loans                                                  (2,251)          (1,996)
     Proceeds from sale of foreclosed/repossessed assets                     344              288
     Bank premises and equipment expenditures                               (167)            (236)
                                                                        --------         --------
           Net cash from investing activities                             (3,390)          (7,169)
                                                                        --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                               (2,634)          (1,493)
     Increase in FHLB advances                                             4,000            4,500
     Decrease in FHLB advances                                            (4,500)              --
     Net change in federal funds purchased                                   850               --
     Common shares issued for stock options                                   --              311
     Treasury shares purchased                                              (217)             (77)
     Treasury shares reissued                                                 22               90
     Cash dividends paid                                                    (445)            (447)
                                                                        --------         --------
           Net cash from financing activities                             (2,924)           2,884
                                                                        --------         --------

Net change in cash and cash equivalents                                   (4,014)          (3,080)

Cash and cash equivalents at beginning of period                          10,254           10,624
                                                                        --------         --------

Cash and cash equivalents at end of period                              $  6,240         $  7,544
                                                                        ========         ========



SUPPLEMENTAL DISCLOSURES
     Cash paid for interest                                             $  2,893         $  2,657
     Cash paid for income taxes                                              480              295
     Non-cash transfer of loans to foreclosed/repossessed assets             337              339




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

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Corporation at June 30, 2005, and results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances. The Annual Report for the Corporation for the year ended December 31, 2004, contains consolidated financial statements and related notes, which should be read in conjunction with the accompanying consolidated financial statements.

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

NOTE 2 - EARNINGS PER SHARE

Weighted average shares used in determining basic and diluted earnings per share are as follows:

                                                                         2005             2004
                                                                      ---------        ---------
         Weighted average shares outstanding during the period        1,166,712        1,174,972
         Dilutive effect of exercisable stock options                     2,686            2,965
                                                                      ---------        ---------
         Weighted average shares considering dilutive effect          1,169,398        1,177,937
                                                                      =========        =========

At June 30, 2005 and 2004 there were 13,200 stock options that were not considered in computing diluted earnings per share because they were anti-dilutive.


NOTE 3 - LOANS

Loans were as follows:

                                         June 30, 2005      December 31, 2004
                                         -------------      ------------------
                                                 ($ in thousands)
Commercial and agriculture loans            $143,388            $140,348
Residential real estate loans                  9,916              10,572
Residential construction loans                 1,063                 387
Home equity loans                             19,315              21,449
Consumer and credit card loans                17,859              18,331
Consumer finance loans                        24,218              23,106
                                            --------            --------
     Total loans                            $215,759            $214,193
                                            ========            ========

The subsidiary Bank is an authorized seller/servicer for the Federal Home Loan Mortgage Corporation (FHLMC), but has curtailed such activity in favor of originating new fixed-rate mortgages in conjunction with Countrywide, Incorporated. Under this arrangement, the Bank no longer owns the originated loans, but initiates the process through to closing, but final funding comes directly from Countrywide, for which the Bank earns a fee. At June 30, 2005 and December 31, 2004, loans sold to FHLMC for which the Bank has retained servicing rights totaled $29,772,000 and $34,132,000, but real estate loans originated and held for sale totaled zero in both periods.

Activity in the allowance for loan losses for the three months ended June 30 was as follows:

                                                        2005                2004
                                                      -------             -------
                                                           ($ in thousands)
Beginning balance                                     $ 2,525             $ 2,463
Provision for loan loss                                   365                 402
Loans charged off                                        (456)               (461)
Recoveries of loans previously charged-off                 74                  35
                                                      -------             -------
     Ending balance                                   $ 2,508             $ 2,439
                                                      =======             =======

Activity in the allowance for loan losses for the six months ended June 30 was as follows:

                                                        2005                2004
                                                      -------             -------
                                                           ($ in thousands)
Beginning balance                                     $ 2,503             $ 2,503
Provision for loan loss                                   585                 702
Loans charged off                                        (716)               (814)
Recoveries of loans previously charged-off                136                  48
                                                      -------             -------
     Ending balance                                   $ 2,508             $ 2,439
                                                      =======             =======

Impaired loans were as follows:

                                                       June 30, 2005      December 31, 2004
                                                       -------------      -----------------
                                                                ($ in thousands)
Period-end loans with no allocated allowance               $  754               $  603
Period-end loans with allocated allowance                     505                  680
                                                           ------               ------
     Total                                                 $1,259               $1,283
                                                           ======               ======
Amount of allowance for loan loss allocated                $   30               $   85

Nonperforming loans were as follows:

                                                       June 30, 2005      December 31, 2004
                                                       -------------      -----------------
                                                                ($ in thousands)
Loans past due over 90 days still on accrual               $   --               $   80
Nonaccrual loans                                            1,259                1,283

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


NOTE 4 - OTHER COMPREHENSIVE INCOME

Other comprehensive income for the three months ended June 30 was as follows:

                                                                               2005       2004
                                                                             -------    -------
                                                                              ($ in thousands)
Unrealized holding gains (losses) on securities available for sale           $   977    $(2,013)
Less: Reclassification adjustment for losses (gains) recognized in income          2         --
                                                                             -------    -------
     Net unrealized holding gains (losses)                                       979     (2,013)
Tax effect                                                                       333        684
                                                                             -------    -------
     Other comprehensive income                                              $   646    $(1,329)
                                                                             =======    =======

Other comprehensive income for the six months ended June 30 was as follows:

                                                                               2005        2004
                                                                             -------     -------
                                                                              ($ in thousands)
Unrealized holding gains (losses) on securities available for sale           $    71     $(1,567)
Less: Reclassification adjustment for losses (gains) recognized in income        (24)        (27)
                                                                             -------     -------
     Net unrealized holding gains (losses)                                        47      (1,540)
Tax effect                                                                        16         523
                                                                             -------     -------
     Other comprehensive income                                              $    31     $(1,017)
                                                                             =======     =======


NOTE 5 - STOCK COMPENSATION

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

Earnings for the three months ended June 30 were as follows:

                                                                                 2005               2004
                                                                              ---------           --------

       Income as reported                                                     $     492           $    305

       Deduct: Stock-based compensation expense
              determined under fair value based method                                2                  4
                                                                              ---------           --------

       Pro forma net income                                                         490                301
       Pro forma earnings per share

              Basic                                                           $    .42            $    .26

              Diluted                                                              .42                 .26

       Earnings per share as reported

              Basic                                                           $    .42            $    .26

              Diluted                                                              .42                 .26


Earnings for the six months ended June 30 were as follows:

                                                                                 2005               2004
                                                                              ---------           --------


       Income as reported                                                     $     923           $    728

       Deduct: Stock-based compensation expense
              determined under fair value based method                                6                  9
                                                                              ---------           --------

       Pro forma net income                                                         917                719
       Pro forma earnings per share

              Basic                                                           $    .79            $    .62

              Diluted                                                              .78                 .61

       Earnings per share as reported

              Basic                                                           $    .79            $    .62

              Diluted                                                              .79                 .62

                           COMMERCIAL BANCSHARES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion focuses on the consolidated financial condition of Commercial Bancshares, Inc. at June 30, 2005, compared to December 31, 2004, and the consolidated results of operations for the quarterly and six-month periods ending June 30, 2005 compared to the same periods in 2004. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements and related footnotes.

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

CRITICAL ACCOUNTING POLICIES

The financial institution industry is highly regulated. The nature of the industry is such that, other than described below, the use of estimates and management judgment are not likely to present a material risk to the financial statements. In cases where estimates or management judgment are required, internal controls and processes are established to provide assurance that such estimates and management judgments are materially correct to the best of management's knowledge. The most significant accounting policies followed by the Corporation are presented in Note 1 to the consolidated financial statements. These policies provide information on how those values are determined. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumption, and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management views the determination of the allowance for loan losses to be a critical accounting policy.

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

FINANCIAL CONDITION

Total assets decreased by $323,000 in the six month period ended June 30, 2005 compared to a $2,214,000 increase the year before from the previous year end. This represents less than a 1% decrease versus a less than 1% increase last year. Growth comes despite the loss of almost $2,408,000 due to pay-downs on the horse-trailer portfolio arranged with a broker from Denver during the first six months of 2005, compared to pay-downs of almost $2,800,000 during that same period in 2004. The long-term fixed-rate Real Estate portfolio has also declined $79,000 during 2005, compared to a reduction of almost $600,000 during the same period in 2004. Decisions to leave the horse trailer and in-house real estate areas of lending have hampered the Bank's attempts to grow its entire portfolio, however, it is believed to be the prudent decision as it effects the long-term profitability of the company.

 (dollars in thousands)                                           ENDING BALANCES AS OF THE DATE SHOWN
                                   ------------------------------------------------------------------------------------------------
                                   6/30/05     12/31/04        $CHG         %CHG    06/30/04    12/31/03      $ CHG        % CHG
                                   -------     --------        -----       ------   --------    --------      ------       ------
Cash & Fed funds                     6,240       10,254       (4,014)      (39.15)    7,544       10,624       (3,080)      (28.99)
Securities AFS                      61,185       59,883        1,302         2.17    52,131       48,491        3,640         7.51
Gross loans                        215,759      214,193        1,566         0.73   207,209      206,274          935         0.45
Allowance for loan losses           (2,508)      (2,503)          (5)        0.20    (2,439)      (2,503)          64        (2.56)
                                   -------      -------        -----       ------   -------      -------       ------       ------
    Loans, net                     213,251      211,690        1,561         0.74   204,770      203,771          999         0.49
Premises & Equipment                 6,140        6,321         (181)       (2.86)    6,318        6,380          (62)       (0.97)
Accrued interest receivable          1,242        1,036          206        19.88     1,132        1,143          (11)       (0.96)

Other Assets                         6,269        7,466       (1,197)      (16.03)    3,159        2,431          728        29.95
                                   -------      -------        -----       ------   -------      -------       ------       ------
    Total assets                   294,327      296,650       (2,323)       (0.78)  275,054      272,840        2,214         0.81
                                   =======      =======       ======        =====   =======      =======        =====         ====

Noninterest-bearing demand          21,944       26,882       (4,938)      (18.37)   20,801       26,123       (5,322)      (20.37)
Interest-bearing demand             69,478       72,599       (3,121)       (4.30)   72,505       68,656        3,849         5.61
Savings and time deposits          109,739      107,416        2,323         2.16   104,741      103,413        1,328         1.28
Time deposits of $100k              45,379       42,277        3,102         7.34    39,238       40,559       (1,321)       (3.26)
                                   -------      -------        -----       ------   -------      -------       ------       ------
    Total deposits                 246,540      249,174       (2,634)       (1.06)  237,285      238,751       (1,466)       (0.61)
FHLB advances                       24,100       24,600         (500)       (2.03)   16,000       11,500        4,500        39.13
Other borrowed funds                   850           --          850         0.00        --           --           --         0.00
Accrued interest payable               316          303           13         4.29       253          415         (162)      (39.04)

Other liabilities                      421          787         (366)      (46.51)      773        1,019         (246)      (24.14)
                                   -------      -------        -----       ------   -------      -------       ------       ------
    Total liabilities              272,227      274,864       (2,637)       (0.96)  254,311      251,685        2,626         1.04
Shareholders' equity                22,100       21,786          314         1.51    20,743       21,155         (412)       (1.95)
                                   -------      -------        -----       ------   -------      -------       ------       ------

    Total liabilities & equity     294,327      296,650       (2,323)       (0.78)  275,054      272,840        2,214         0.81
                                   =======      =======       ======        =====   =======      =======        =====         ====

Loan growth has been difficult given the extremely competitive environment but we continue to see positive results. Deposit growth has come from both new public funds deposits as well as brokered certificates of deposits, however, we will be looking to decrease the amount of brokered deposits as we look to increase deposit dollars in the markets we serve. The last couple of years has seen several periods of remixing the deposit portfolio. The first movement

                          COMMERCIAL BANCSHARES, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


occurred as large numbers of certificates originated with above-market rates matured and were rolled out of the Bank when we offered only current market rates rather than the enticement rates. The Bank replaced such departing funds with a combination of local public fund sources as well as deposits raised by external brokers at current market rates without premiums. While public fund footings originally continued to rise during the first few months of 2004, additional securities were purchased for both pledging purposes as well as to have liquid assets earning more than overnight rates. Securities increased $3,640,000 during the first six months of 2004. For 2005, public funds increased $2,372,000 while brokered CD's increased $1,674,000. The increase in these two items were used to fund increases in both loan and security balances. As previously mentioned, an effort is being made to decrease dependency on brokered CD's while looking more to our local markets. A new DDA product is set to launch in the 3rd quarter of 2005 which we believe will bring positive results in both deposit balances and spread management.

The reserve for loan losses has remained static since year end as net charge offs have been reduced compared to the same period last year. This compares to a reduction of $64,000 in the reserve during the first six months last year. With the provisions made to the reserve and the net charge-offs applied for the last six months, the reserve stands at 1.16% of gross loans. This compares to a reserve of just over 1.17% at year end, and a reserve of 1.18% at the end of June, 2004.

The low-rate interest environment has been holding sway in the market for an unprecedented term, encompassing the entire eighteen month stretch between the end of 2002 and June 30, 2004. At June 30, 2005, we have seen prime increase from 4% to 6%. That rate increase has had a positive impact on performance. Net interest income has increased by $340,000 from June 30, 2004 to June 30, 2005. We have been able to manage the inevitable increase in deposit rates at a level that has had a positive impact on our interest spread. With the uncertainty as to how soon and how high rates will be raised again, it is incumbent upon management to monitor the funding of its assets to take advantage of the best possible levels or rates.

Other assets and cash balances reflect lower balances for accrued interest receivable and cash on hand. In addition, the Bank is also in the process of upgrading its internal computer network as well, and taking advantage of some cost-saving changes to have the newest features for less investment at each computer station. Construction will soon begin on a data operations center to leverage the available technology for the betterment of the earnings of the company, as well as product delivery. The data center will also offer much needed relief to space constraints currently endured by our operations staff.

Total shareholders' equity reflects current earnings of $923,000 less dividends of $445,000 during the first six months of 2005. The change in unrealized fair market value of securities held for sale increased the equity value by $31,000. During the same period last year, equity grew by $728,000 in earnings, less $447,000 in dividends. There were no options exercised or shares issued for the deferred compensation plan.

Average balance changes for the three-month period tend to reflect the increases over a two year period. Thus, total average asset footings for the second quarter of 2005 are 7.36% higher than the same quarter in 2004. The average loan growth during the second quarter this year versus last year reflects the positive nature of loan originations in light of the runoff of both real estate and consumer balances. Increases shown stand as tribute to the efforts of the lending staff. Average balances for the reserve for loan losses reflect remained steady. Average balance changes for the six-month period reflects the sustained growth of more than $20,630,000 for the full period. The same growth in public funds and brokered certificates are reflected in the interest-bearing demand and time accounts of $100,000 or more. Those increases give rise to the securities growth of more than $10,000,000. The loan growth of almost $10,000,000 is impressive given the runoff of the horse trailer and real estate loans as discussed earlier. The basic earning power of the Bank is reflected in these numbers as earning assets continue to grow and deposits are flowing into the Bank.

                          COMMERCIAL BANCSHARES, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                                          AVERAGE DAILY BALANCES FOR THE PERIODS SHOWN
                                 -------------------------------------------------------------------------------------------------
(dollars in thousands)                  THREE MONTHS ENDED JUNE 30                             SIX MONTHS ENDED JUNE 30
                                 -----------------------------------------------   -----------------------------------------------
                                   2005         2004        $ CHG         % CHG      2005        2004         $ CHG         % CHG
                                 -------      -------       ------        ------   -------      -------       ------        ------
Cash & Fed funds                   7,204       10,509       (3,305)       (31.45)    7,604       11,544       (3,940)       (34.13)
Securities AFS                    61,150       51,699        9,451         18.28    60,856       50,328       10,528         20.92
Gross loans                      214,057      203,661       10,396          5.10   212,523      202,606        9,917          4.89
Allowance for loan losses         (2,494)      (2,505)          11         (0.44)   (2,515)      (2,528)          13         (0.51)
                                 -------      -------       ------        ------   -------      -------       ------        ------
    Loans, net                   211,563      201,156       10,407          5.17   210,008      200,078        9,930          4.96
Premises & Equipment               6,206        6,308         (102)        (1.62)    6,263        6,325          (62)        (0.98)
Accrued interest receivable        1,474        1,368          106          7.75     1,437        1,329          108          8.13
Other Assets                       6,538        2,918        3,620        124.06     6,942        2,876        4,066        141.38
                                 -------      -------       ------        ------   -------      -------       ------        ------

    Total assets                 294,135      273,958       20,177          7.36   293,110      272,480       20,630          7.57
                                 =======      =======       ======        ======   =======      =======       ======        ======


Noninterest-bearing demand        21,444       22,203         (759)        (3.42)   21,878       22,048         (170)        (0.77)
Interest-bearing demand           71,205       72,004         (799)        (1.11)   71,459       71,572         (113)        (0.16)
Savings and time deposits        109,497      103,951        5,546          5.34   109,054      103,640        5,414          5.22
Time deposits of $100k            45,247       39,988        5,259         13.15    45,060       39,637        5,423         13.68
                                 -------      -------       ------        ------   -------      -------       ------        ------
    Total deposits               247,393      238,146        9,247          3.88   247,451      236,897       10,554          4.46
FHLB advances                     23,240       12,934       10,306         79.68    22,076       12,217        9,859         80.70
Other borrowed funds                 551          281          270         96.09       492          140          352        251.43
Accrued interest payable             346          299           47         15.72       358          366           (8)        (2.19)
Other liabilities                    834        1,165         (331)       (28.41)      911        1,372         (461)       (33.60)
                                 -------      -------       ------        ------   -------      -------       ------        ------
    Total liabilities            272,364      252,825       19,539          7.73   271,288      250,992       20,296          8.09
Shareholders' equity              21,771       21,133          638          3.02    21,822       21,488          334          1.55
                                 -------      -------       ------        ------   -------      -------       ------        ------
    Total liabilities & equity   294,135      273,958       20,177          7.36   293,110      272,480       20,630          7.57
                                 =======      =======       ======        ======   =======      =======       ======        ======

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

RESULTS OF OPERATIONS

Net income for the three months ended June 30, 2005 was $492,000 or $187,000 more than during the same period in 2004. Earnings per share increased to $.42 from $.26 for the quarters ended June 30 in the respective years. Net income for the six months ended June 30, 2005 was $923,000 or $195,000 more than during the same period in 2004. Earnings per share increased to $.79 from $.62 for the six-month periods ended June 30 in the respective years. Discussed below are the major factors that have influenced these operating results.

                          COMMERCIAL BANCSHARES, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                                                            CONSOLIDATED STATEMENTS OF INCOME
                                                                   FOR THE PERIODS SHOWN
                                   ------------------------------------------------------------------------------------
(dollars in thousands)                     THREE MONTHS ENDED JUNE 30                   SIX MONTHS ENDED JUNE 30
                                    ----------------------------------------   ----------------------------------------
                                    2005       2004      $ CHG        % CHG     2005     2004      $ CHG        % CHG
                                    -----      -----      ----       -------   -----     -----     -----       -------
Interest and fees on loans          3,790      3,492       298          8.53   7,338     6,949       389          5.60
Taxable interest on securities        464        284       180         63.38     914       531       383         72.13
Tax-free interest on securities       181        239       (58)       (24.27)    358       492      (134)       (27.24)
Other interest income                   6          7        (1)       (14.29)     15        20        (5)       (25.00)
                                    -----      -----      ----       -------   -----     -----     -----       -------
    Total interest income           4,441      4,022       419         10.42   8,625     7,992       633          7.92

Interest on deposits                1,257      1,104       153         13.86   2,479     2,227       252         11.32
Interest on borrowings                228        137        91         66.42     426       268       158         58.96
                                    -----      -----      ----       -------   -----     -----     -----       -------
    Total interest expense          1,485      1,241       244         19.66   2,905     2,495       410         16.43

Net interest income                 2,956      2,781       175          6.29   5,720     5,497       223          4.06
Provision for loan losses             365        402       (37)        (9.20)    585       702      (117)       (16.67)
                                    -----      -----      ----       -------   -----     -----     -----       -------
    Net interest after PLL          2,591      2,379       212          8.91   5,135     4,795       340          7.09

Service and overdraft fees            471        502       (31)        (6.18)    914       953       (39)        (4.09)
Gains/(losses) on asset sales          (2)        --        (2)         0.00      24        27        (3)       (11.11)
Other income                          180         71       109        153.52     362       158       204        129.11
                                    -----      -----      ----       -------   -----     -----     -----       -------
    Total other income                649        573        76         13.26   1,300     1,138       162         14.24

Salaries and employee benefits      1,259      1,243        16          1.29   2,585     2,402       183          7.62
Occupancy, furniture & equip          308        280        28         10.00     617       550        67         12.18
State taxes                           116        102        14         13.73     218       200        18          9.00
Data processing                       198        198        --          0.00     394       411       (17)        (4.14)
FDIC deposit insurance                 17         17        --          0.00      35        34         1          2.94
Professional fees                      83         75         8         10.67     151       176       (25)       (14.20)
Amortization of intangibles            64         64        --          0.00     128       128        --          0.00
Gains/(losses) on asset sales          --         17       (17)      (100.00)     35        17        18        105.88
Other operating expense               558        611       (53)        (8.67)  1,088     1,154       (66)        (5.72)
                                    -----      -----      ----       -------   -----     -----     -----       -------
    Total other expense             2,603      2,607        (4)        (0.15)  5,251     5,072       179          3.53

Income before taxes                   637        345       292         84.64   1,184       861       323         37.51
Income taxes                          145         40       105        262.50     261       133       128         96.24
                                    -----      -----      ----       -------   -----     -----     -----       -------
    Net income                        492        305       187         61.31     923       728       195         26.79
                                    =====      =====     =====       =======   =====     =====     =====       =======

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

Interest income for all of the first six months of 2004 reflects a prime rate environment of 4.00%, while the entire six months of 2005 reflects a prime rate of 5.25% to 6.00%. Rates were increased in February, March, and May of 2005 and the corresponding yields reflect these changes. Thus, both the three-month and six-month results reported will reflect higher equivalent yields on all loans tied to prime rate.

Interest income for the three month period ending June 30, 2005 was $419,000 more than the prior year's second quarter. The higher prime and higher yielding consumer loans is reflected in the interest yield of 7.19% on earning assets this year versus the first quarter yield of 6.98% last year. At the same time, interest expense rose $244,000 for the quarter as the cost of funds increased to 2.39%. Therefore, net interest income rose $175,000 for the comparable period. Six month results paralleled the quarterly performance, with interest income increasing $633,000, and interest expense increased $410,000 for the six months. This left net interest income $223,000 higher for the six months. While interest income has increased, the challenge is to maintain and improve the spread between deposit expense and interest income which spread is being squeezed. Several steps have been, and will be, implemented to improve our spread. We are making the effort to curtail brokered deposits which, traditionally, pay a higher rate of interest. The generally improvement of our deposit mix, namely a higher percentage of deposits in DDA, is targeted for the remainder of 2005. New DDA products will be launched in the latter part of August that are very competitive and we feel will increase, by percentage, the amount of demand deposits. This result would in turn have a positive effect on net interest margin.

The provision for loan losses was $117,000 lower for the first six-months of 2005. Lower provisions are reflected in charge-offs being down $98,000 for the first six-months of 2005 and recoveries up $88,000 for the same time period. Management determines the adequacy of the allowance for loan losses through its analysis of specific problem loans and historical charge-off experience in addition to its evaluation of local and national economic conditions. The Bank believes that the current allowance balance is sufficient to cover probable identified losses in the loan portfolio.

Net interest income after the provision for loan losses was $37,000 more for the second quarter 2005 than in 2004, and $340,000 higher for the six month periods ended June 30, 2005. Net interest income after the provision is a measurement of how well the Bank has weathered changes in the interest rate environment and variances in the quality of the assets in its portfolios. In light of the sustained low-rate interest environment and rise in consumer debt burden, the Bank has held its own in the face of such adversity.

                           COMMERCIAL BANCSHARES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------------

The following table provides an analysis of the average balances, yields and rates on interest-earning assets and interest-bearing liabilities.

                                                                         Three months Ended June 30,
                                               ------------------------------------------------------------------------------------
                                                                2005                                         2004
                                               --------------------------------------      ----------------------------------------
                                                  Average                     Average        Average                      Average
                                                  balance      Interest     yield/rate       balance       Interest      yield/rate
                                                ----------     --------     ----------     ----------      --------      ----------
                                                                                 ($ in thousands)
Securities (1)                                  $   61,673      $    703        4.50%       $   54,775     $    642         4.71%
Loans (2)                                          211,562         3,790        7.19           201,156        3,492         6.98
                                                ----------      --------                    ----------     --------
     Total interest-earning assets                 273,235         4,493        6.57           255,931        4,134         6.50
Other assets                                        20,899                                      18,027
                                                ----------                                   ---------
         Total assets                           $  294,134                                   $ 273,958
                                                ==========                                   =========

Deposits - interest bearing                     $  225,950         1,257        2.23%       $  215,943        1,104         2.06%
Borrowed funds                                      23,790           228        3.84            13,215          137         4.16
                                                ----------      --------                    ----------     --------
     Total interest-bearing deposits            $  249,740         1,485        2.39         $ 229,158        1,241         2.18
           and borrowings
Noninterest-bearing demand deposits                 21,443                                      22,203
Other liabilities                                    1,180                                       1,464
Shareholder's equity                                21,771                                      21,133
                                                ----------                                  ----------
         Total liabilities and
         shareholders' equity                   $  294,134                                  $  273,958
                                                ==========                                  ==========

Net interest income                                             $  3,008                                   $  2,893
                                                                ========                                   ========

Interest rate spread                                                            4.19%                                       4.32%

Net interest margin (3)                                                         4.40%                                       4.55%

-------------------------------------------------------------------------------

(1) Securities include federal funds sold for purposes of this yield table. Average yields on all securities have been computed based on amortized cost. Income on tax exempt securities has been computed on a fully-taxable equivalent basis. The adjustment is $52,000 and $112,000 for 2005 and 2004.

(2) Average balance is net of deferred loan fees and loan discounts. Interest income includes loan fees of $199,000 and $176,000 and deferred dealer reserve expense of $74,000 and $47,000 in 2005 and 2004.

(3)      Net interest income as a percentage of average interest-earning assets.

                           COMMERCIAL BANCSHARES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------------

The following table provides an analysis of the average balances, yields and rates on interest-earning assets and interest-bearing liabilities.

                                                                            Six months Ended June 30,
                                                    ------------------------------------------------------------------------------
                                                                    2005                               2004
                                                    --------------------------------------     -----------------------------------
                                                       Average                    Average        Average                  Average
                                                       balance     Interest     yield/rate       balance    Interest    yield/rate
                                                    ----------    ---------     ----------     ----------   --------    ----------
                                                                                    ($ in thousands)
Securities (1)                                      $   61,882    $  1,390         4.49%       $   54,548   $  1,273       4.69%
Loans (2)                                              210,008       7,338         7.05           200,078      6,950       6.99
                                                    ----------     -------                     ----------    -------
     Total interest-earning assets                     271,890       8,728         6.46           254,626      8,223       6.49
Other assets                                            21,220                                     17,854
                                                    ----------                                 ----------
         Total assets                               $  293,110                                 $  272,480
                                                    ==========                                 ==========

Deposits - interest bearing                         $  225,573       2,479         2.22%       $  214,849      2,227       2.08%
Borrowed funds                                          22,568         426         3.81            12,357        268       4.37
                                                    ----------     -------                      ---------    -------
     Total interest-bearing deposits                $  248,141       2,905         2.36        $  227,206      2,495       2.21
           and borrowings
Noninterest-bearing demand deposits                     21,878                                     22,048
Other liabilities                                        1,269                                      1,738
Shareholder's equity                                    21,822                                     21,488
                                                    ----------                                 ----------
         Total liabilities and
         shareholders' equity                       $  293,110                                 $  272,480
                                                    ==========                                 ==========

Net interest income                                                $ 5,823                                   $ 5,728
                                                                   =======                                   =======

Interest rate spread                                                               4.10%                                   4.29%

Net interest margin (3)                                                            4.31%                                   4.52%

-------------------------------------------------------------------------------

(4) Securities include federal funds sold for purposes of this yield table. Average yields on all securities have been computed based on amortized cost. Income on tax exempt securities has been computed on a fully-taxable equivalent basis. The adjustment is $103,000 and $231,000 for 2005 and 2004.

(5) Average balance is net of deferred loan fees and loan discounts. Interest income includes loan fees of $367,000 and $330,000 and deferred dealer reserve expense of $128,000 and $109,000 in 2005 and 2004.

(6) Net interest income as a percentage of average interest-earning assets.

The basic earning power of the Bank, as evidenced by the net interest margin after the provision for loan losses continues to perform at a relatively good pace. Overall earnings performance has improved, however, control of non-interest expenses continues to be a point of emphasis. In the first half of 2005 a decision was made to close the Wal-Mart banking center as this office was not profitable. Decisions to abandon the specialty loan niches and to curtail activity in the origination of long-term fixed-rate mortgages are being re-worked to approach those areas from a different perspective and improve the fee generation equations that drive them. In addition, the previously mentioned data center will allow us to process our work in a more efficient manner. Taken together, these moves should improve the Bank's operating efficiency.

Total noninterest income increased $76,000 for the second quarter of 2005 compared to the same period in 2004, and $162,000 for the full six month period. Items contributing to the increase are consistent for both comparative periods and include net fees on foreign ATM transactions and, mainly, higher fees from the increased volume of mortgage loan originations through our Countrywide affiliation.

                           COMMERCIAL BANCSHARES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------------

Total noninterest expense decreased $4,000 in the three months of the second of quarter 2005 compared to the same period during 2004 and an increase of $179,000 for the full six month period. This is the primary targeted area of the company to increase the earnings of our company. As previously mentioned, the Wal-Mart office was closed in the second quarter of 2005 and this follows the closing of the Richwood office in December 2004. All branches are monitored for their contribution to the earnings of the company and these two offices did not accomplish this and further efforts to do so were not warranted. Personnel costs increased in the second quarter 2005 as commissions paid to originators were higher which also correlates to the increase in fee income with Countrywide. Much of these increased costs are non-cash items associated with the depreciation expense from the new equipment, as well as the continued amortization of previously-generated mortgage servicing rights as we exit the fixed-rate, long-term mortgage origination market. The expensing of mortgage servicing rights was completed in June 2005.

Change in net income after taxes is the result of netting all the changes in all of the above categories. For the first half of 2005, that means income was up $195,000 from 2004. The management team believes the appropriate steps have been and are being taken to address the issues discussed above with an eye on the continued improvement of the company's performance. We are pleased with the progress that has been made and believe we are establishing the framework for the continued growth in profitability of Commercial Bancshares, Inc.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Company has certain obligations and commitments to make future payments under contracts. At June 30, 2005, the aggregate contractual obligations and commitments are:

Contractual obligations

                                                                               Payments Due by Period
                                                                      Less Than           1-3             3-5            After
(in thousands)                                           Total         One Year          Years           Years          5 Years
                                                       --------       ---------        --------        --------        --------
Time deposits and certificates of deposit              $135,164        $ 69,359        $ 58,566        $  6,321        $    918

Borrowed funds                                           24,950           8,450           5,000          11,500              --
                                                       --------        --------        --------        --------        --------

Total                                                  $160,114        $ 77,809        $ 63,566        $ 17,821        $    918
                                                       ========        ========        ========        ========        ========

                           COMMERCIAL BANCSHARES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------------

Other commitments

                                                                  Amount of Commitment - Expiration by Period
                                                                     Less Than         1-3            3-5         After
(in thousands)                                          Total        One Year         Years          Years       5 Years
                                                       -------       ---------       -------        ------       -------
Commitments to extend commercial credit                $23,519        $11,759        $11,479        $  135        $  146
Commitments to extend consumer credit                   14,050          3,201            679         1,316         8,854

Standby letters of credit                                3,100          1,100          2,000            --            --
                                                       -------        -------        -------        ------        ------

Total                                                  $40,669        $16,060        $14,158        $1,451        $9,000
                                                       =======        =======        =======        ======        ======

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

LIQUIDITY AND CAPITAL RESOURCES

The Corporation's liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities which are summarized in the Condensed Consolidated Statements of Cash Flows. Cash and cash equivalents amounted to $6,240,292 at June 30, 2005 compared to $10,254,000 at December 31, 2004.

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

Cash flows from daily activity resulted in a decrease of more than $4 million dollars in Cash and Cash Equivalents since December 31, 2004. That decrease occurred as deposits shrank $1,500,000, mainly as public fund entities needed to use their deposits rather than roll them over, and another $1,000,000 in net payables/receivables were paid. Funds amounting to a net of $323,000 were raised through the exercise of stock options and the purchase/reissue of Treasury shares which did not cover the payment of $447,000 in dividends. Coupled with raising $4,500,000 in short-term borrowings, the net funds were employed to place nearly $2,000,000 in new loans and more than $3,600,000 in securities. Prior year activity for the first six months of 2004 saw Cash grow by $1,021,000 as deposits grew by nearly $9,000,000 mainly in public fund and brokered certificate monies which were used to fund more than $3,800,000 in new loans and more than $6,800,000 in securities to pledge for the public funds.

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

At June 30, 2005, the Bank's leverage ratio was 7.72% and the risk-based capital ratio was 10.97%, both of which exceeded the minimum regulatory requirements to be considered well-capitalized. The Corporation's leverage and risk-based capital ratios were 7.89% and 11.19% at June 30, 2005, exceeding well-capitalized levels.

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

ITEM 4 - CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2 - Unregistered Sales of Securities and Use of Proceeds:

         The following table reflects shares repurchased by the Corporation during the second quarter, 2005. These shares were purchased as part of a program approved by the Corporation's Board of Directors in June, 2002. The Corporation has no publicly announced stock repurchase plans or programs.

                                                               AVERAGE       TOTAL NUMBER OF SHARES
                                                  TOTAL         PRICE             PURCHASED AS            MAXIMUM NUMBER
                                                  NUMBER        PAID            PART OF PUBLICLY        OF SHARES THAT MAY
                                                OF SHARES        PER             ANNOUNCED PLANS         YET BE PURCHASED
                PERIOD                          PURCHASED       SHARE              OR PROGRAMS            UNDER THE PLAN
         -------------------                    ---------      -------       ----------------------     ------------------
         04/01/2005 to                            2,320        $26.75                   0                     58,436
         04/30/2005
         05/01/2005 to                            2,320         26.75                   0                     56,116
         05/31/2005
         06/01/2005 to                              580         27.00                   0                     55,536
         06/30/2005
         Total                                    5,220         26.83                   0                     55,536

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

Item 4 - Submission of Matters to a Vote of Security Holders:

         The annual shareholders meeting of Commercial Bancshares, Inc. was held on April 13, 2005. At the meeting shareholders voted on the election of directors. The following Class II directors were elected for a three-year term until the annual meeting of shareholders in 2008:

Class II Directors
Term Expires 2008                                         For                                 Withheld
------------------                                      -------                               --------
Daniel E. Berg                                          723,479                                 3,330
Lynn R. Child                                           723,644                                 3,165
Mark Dillon                                             722,889                                 3,920
Kurt P. Kimmel                                          723,647                                 3,162

Class I and III directors continuing in office are: Hazel D. Franks, John W. Bremyer, Richard A. Sheaffer, Michael A. Shope, Edwin G. Emerson, Deborah J. Grafmiller, Michael A. Mastro and Douglas C. Smith.

Item 5 - Other Information:  none.

                          COMMERCIAL BANCSHARES, INC.

                                    FORM 10-Q
                           Quarter ended June 30, 2003
                     PART II - OTHER INFORMATION (continued)

-------------------------------------------------------------------------------

Item 6 -       Exhibits:

Exhibit Number           Description of Document
--------------           -----------------------
     3.1                 Amended Articles of Incorporation of the Corporation (incorporated by reference to Registrant's
                         Form 8-K dated April 27, 1995)

     3.2                 Code of Regulations of the Corporation (incorporated by reference to Registrant's Form 8-K dated April 27, 1995)

     4                   Form of Certificate of Common Shares of the Corporation (incorporated by reference to
                         Registrant's Form 8-K dated April 27, 1995)

    11                   Statement re computation of per share earnings (reference is hereby made to Note 2 to the Consolidated Financial Statements on page 8 hereof)

    31.1                 Certification by Principal Executive Officer Pursuant to Sarbanes Oxley Section 302

    31.2                 Certification by Principal Financial Officer Pursuant to Sarbanes Oxley Section 302

    32.1                 Certification by Principal Executive Officer Pursuant to Sarbanes Oxley Section 906

    32.2                 Certification by Principal Financial Officer Pursuant to Sarbanes Oxley Section 906

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

                                         COMMERCIAL BANCSHARES, INC.
                                         --------------------------------------
                                         (Registrant)



Date: August 15, 2005                    /s/ Philip W. Kinley
                                         --------------------------------------
                                         (Signature)
                                         Philip W. Kinley
                                         President and Chief Executive Officer

                           COMMERCIAL BANCSHARES, INC.
                                    EXHIBITS

-------------------------------------------------------------------------------

Exhibit Number        Description of Document
--------------        -----------------------
     3.1              Amended Articles of Incorporation of the Corporation (incorporated by reference to Registrant's Form 8-K dated April 27, 1995)

     3.2              Code of Regulations of the Corporation (incorporated by reference to
                      Registrant's Form 8-K dated April 27, 1995)

     4               Form of Certificate of Common Shares of the Corporation (incorporated by reference to Registrant's Form 8-K dated April 27, 1995)

    11               Statement re computation of per share earnings (reference is hereby made to Note 2 to the Consolidated Financial Statements on page 8 hereof)

    31.1             Certification by Principal Executive Officer Pursuant to Sarbanes Oxley Section 302

    31.2             Certification by Principal Financial Officer Pursuant to Sarbanes Oxley Section 302

    32.1             Certification by Principal Executive Officer Pursuant to Sarbanes Oxley Section 906

    32.2             Certification by Principal Financial Officer Pursuant to Sarbanes Oxley Section 906