Form 10-Q
period 2005-09-30
COMMERCIAL BANCSHARES INC \OH\
filed 2005-11-14
CIK 1009976

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              Quarterly Report Pursuant Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

               For the Quarterly Period ended SEPTEMBER 30, 2005.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of October 31, 2005, the last practicable date, there were 1,160,918 outstanding of the registrant's common shares, no par value.

                           COMMERCIAL BANCSHARES, INC.

INDEX

                                                                                    Page
                                                                                    ----
PART I - FINANCIAL INFORMATION

   Item 1. Financial Statements
           Consolidated Balance Sheets...........................................     3
           Consolidated Statements of Income ....................................     4
           Condensed Consolidated Statements of Changes in Shareholders' Equity..     5
           Condensed Consolidated Statements of Cash Flows ......................     6
           Notes to Consolidated Financial Statements ...........................     7

   Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations......................    11

   Item 3. Quantitative and Qualitative Disclosures about Market Risk............    22

   Item 4. Controls and Procedures...............................................    22

PART II - OTHER INFORMATION
   Item 1. Legal Proceedings.....................................................    23
   Item 2. Unregistered Sales of Equity Securities and Use of Proceeds...........    23
   Item 3. Defaults Upon Senior Securities.......................................    23
   Item 4. Submission of Matters to a Vote of Security Holders...................    23
   Item 5. Other Information.....................................................    23
   Item 6. Exhibits..............................................................    25

SIGNATURES ......................................................................    24

EXHIBIT A: CEO 302 Certification ................................................    25
           CFO 302 Certification ................................................    26
           CEO 906 Certification ................................................    27
           CFO 906 Certification ................................................    28

                           COMMERCIAL BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                           September 30,   December 31,
                                                                2005           2004
                                                           -------------   ------------
(Amounts in thousands)
ASSETS
Cash                                                         $  4,833        $  8,984
Federal funds sold                                                 --           1,270
                                                             --------        --------
   Cash and cash equivalents                                    4,833          10,254

Securities available for sale                                  58,345          59,883
Total loans                                                   219,432         214,193
Allowance for loan losses                                      (2,634)         (2,503)
                                                             --------        --------
   Loans, net                                                 216,798         211,690
Premises and equipment, net                                     6,053           6,321
Accrued interest receivable                                     1,538           1,036
Other assets                                                    6,580           7,466
                                                             --------        --------
      Total assets                                           $294,147        $296,650
                                                             ========        ========

LIABILITIES
Deposits
   Noninterest-bearing demand                                $ 22,210        $ 26,882
   Interest-bearing demand                                     68,436          72,599
   Savings and time deposits                                  108,980         107,416
   Time deposits $100,000 and greater                          43,705          42,277
                                                             --------        --------
      Total deposits                                          243,331         249,174
FHLB advances                                                  28,000          24,600
Other borrowed funds                                               --              --
Accrued interest payable                                          287             303
Other  liabilities                                                526             787
                                                             --------        --------
      Total Liabilities                                       272,144         274,864
                                                             --------        --------

SHAREHOLDERS' EQUITY
Common stock, no par value; 4,000,000 shares authorized,
   1,1163,238 shares issued in 2005
   1,178,938 shares issued at 12/31/2004                       11,131          11,095
Retained earnings                                              11,980          11,206
Deferred compensation plan shares, at cost,
   16,028 and 14,671 shares in 2005 and 2004                     (396)           (360)
Treasury stock, 15,700 in 2005, 6,156 shares in 2004             (421)           (163)
Accumulated other comprehensive income                           (291)              8
                                                             --------        --------
      Total shareholders' equity                               22,003          21,786
                                                             --------        --------
      Total liabilities and shareholders' equity             $294,147        $296,650
                                                             ========        ========

               See notes to the consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                        Three Months Ended   Nine Months Ended
                                           September 30,       September 30,
                                        -----------------    -----------------
                                           2005     2004       2005      2004
                                          ------   ------    -------   -------
(Amounts in thousands,
except per share data)
INTEREST INCOME
   Interest and fees on loans             $3,941   $3,629    $11,279   $10,578
   Interest on securities:
      Taxable                                440      334      1,354       865
      Nontaxable                             177      238        535       730
   Other interest income                       2        7         17        27
                                          ------   ------    -------   -------
         Total interest income             4,560    4,208     13,185    12,200
                                          ------   ------    -------   -------
INTEREST EXPENSE
   Interest on deposits                    1,349    1,151      3,828     3,378
   Interest on borrowings                    250      169        676       437
                                          ------   ------    -------   -------
         Total interest expense            1,599    1,320      4,504     3,815
                                          ------   ------    -------   -------

NET INTEREST INCOME                        2,961    2,888      8,681     8,385

Provision for loan losses                    365      430        950     1,132
                                          ------   ------    -------   -------
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                  2,596    2,458      7,731     7,253
                                          ------   ------    -------   -------

OTHER INCOME
   Service fees and overdraft charges        477      515      1,392     1,468
   Gains on sale of securities, net            9        7         33        33
   Gains on sale of loans, net                --       --         --        --
   Other income                              157       73        520       232
                                          ------   ------    -------   -------
         Total other income                  643      595      1,945     1,733
                                          ------   ------    -------   -------

OTHER EXPENSE
   Salaries and employee benefits          1,285    1,295      3,870     3,697
   Occupancy, furniture and equipment        286      303        903       852
   State taxes                               109      109        327       309
   Data processing                           197      198        592       609
   FDIC deposit insurance                     17       18         52        51
   Professional fees                          87       71        238       248
   Amortization of intangibles                 4       64        132       193
   Loss on sale of foreclosed assets           5       --         40        17
   Other operating expense                   575      555      1,663     1,709
                                          ------   ------    -------   -------
         Total other expense               2,565    2,613      7,817     7,685
                                          ------   ------    -------   -------

Income before federal income taxes           674      440      1,859     1,301
Income tax expense                           158       73        419       206
                                          ------   ------    -------   -------

Net income                                $  516   $  367    $ 1,440   $ 1,095
                                          ======   ======    =======   =======

Basic earnings per common share           $  .44   $  .31    $  1.23   $   .93
                                          ======   ======    =======   =======
Diluted earnings per common share         $  .44   $  .31    $  1.23   $   .93
                                          ======   ======    -------   =======

               See notes to the consolidated financial statements.

                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                    Three Months Ended
                                                                       September 30,
                                                                    ------------------
                                                                      2005      2004
                                                                    -------   -------
(Amounts in thousands, except per share data)
Balance at beginning of period                                      $22,100   $20,743

Comprehensive income:
   Net income                                                           516       367
   Change in net unrealized gain (loss) on securities
      available for sale, net of reclassification and tax effects      (331)    1,067
                                                                    -------   -------
      Total comprehensive income                                        185     1,434

Treasury stock purchase 2,320 in 2005, 1,002 shares in 2004,            (63)      (27)

Dividends paid ($.19 and $.19 per share in 2005 and 2004)              (219)     (224)
                                                                    -------   -------
Balance at end of period                                            $22,003   $21,926
                                                                    =======   =======

                                                                       Nine months Ended
                                                                         September 30,
                                                                       -----------------
                                                                         2005      2004
                                                                       -------   -------
Balance at beginning of period                                         $21,786   $21,155

Comprehensive income:
   Net income                                                            1,440     1,095
   Change in net unrealized gain (loss) on securities
      available for sale, net of reclassification and tax effects         (300)       51
                                                                       -------   -------
      Total comprehensive income                                         1,140     1,146

Shares issued, options exercised 10,777 shares in 2004                      --       250
Shares issued for deferred compensation plan, 2,585 shares in 2004          --        61
Treasury stock purchase, 10,568 shares in 2005, 3,891 shares in 2004      (280)     (104)
Treasury stock reissued for options exercised, 5,079 shares in 2004
Treasury stock reissued for deferred compensation                           --        89
   plan, 1,024 shares in 2005                                               22        --
Dividends paid ($.57 and $.57 per share in 2005 and 2004)                 (665)     (671)
                                                                       -------   -------
Balance at end of period                                               $22,003   $21,926
                                                                       =======   =======

               See notes to the consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  Nine months Ended
                                                                    September 30,
                                                                 ------------------
                                                                   2005      2004
                                                                 -------   --------
                                                                  ($ in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                    $ 1,440   $  1,095
   Adjustments                                                     1,228        632
                                                                 -------   --------
      Net cash from operating activities                           2,668      1,727

CASH FLOWS FROM INVESTING ACTIVITIES
   Securities available for sale
      Purchases                                                   (9,759)   (20,225)
      Maturities and repayments                                    6,356      2,934
      Sales                                                        4,383      5,525
   Net change in loans                                            (5,894)    (6,044)
   Proceeds from sale of foreclosed/repossessed assets               442        458
   Bank premises and equipment expenditures                         (250)      (424)
                                                                 -------   --------
         Net cash from investing activities                       (4,722)   (17,776)
                                                                 -------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net change in deposits                                         (5,843)     1,051
   Increase in FHLB advances                                       9,000     11,000
   Decrease in FHLB advances                                      (5,600)
   Net change in federal funds purchased                              --         --
   Common shares issued for stock options                             --        269
   Treasury shares purchased                                        (280)      (104)
   Treasury shares reissued for stock options                         22        131
   Cash dividends paid                                              (665)      (671)
                                                                 -------   --------
         Net cash from financing activities                       (3,366)    11,676
                                                                 -------   --------
Net change in cash and cash equivalents                           (5,420)    (4,373)
Cash and cash equivalents at beginning of period                  10,254     10,624
                                                                 -------   --------
Cash and cash equivalents at end of period                       $ 4,834   $  6,251
                                                                 =======   ========
SUPPLEMENTAL DISCLOSURES
   Cash paid for interest                                        $ 4,521   $  3,948
   Cash paid for income taxes                                        640        515
   Non-cash transfer of loans to foreclosed/repossessed assets       435        494

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

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Corporation at September 30, 2005, and results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances. The Annual Report for the Corporation for the year ended December 31, 2004, contains consolidated financial statements and related notes, which should be read in conjunction with the accompanying consolidated financial statements.

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

NOTE 2 - EARNINGS PER SHARE

Weighted average shares used in determining basic and diluted earnings per share are as follows:

                                                           2005        2004
                                                        ---------   ---------
Weighted average shares outstanding during the period   1,164,020   1,175,782
Dilutive effect of exercisable stock options                2,819       2,862
                                                        ---------   ---------
Weighted average shares considering dilutive effect     1,166,839   1,178,644
                                                        =========   =========

At September 30, 2005 and 2004, there were 13,200 stock options that were not considered in computing diluted earnings per share because they were anti-dilutive.

NOTE 3 - LOANS

Loans were as follows:

                           COMMERCIAL BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 September 30, 2005   December 31, 2004
                                 ------------------   -----------------
                                            ($ in thousands)
Commercial and other loans            $145,968             $140,348
Real estate loans                       10,297               10,572
Construction loans                         989                  387
Home equity loans                       19,317               21,449
Consumer and credit card loans          16,300               18,331
Consumer finance loans                  26,561               23,106
                                      --------             --------
   Total loans                        $219,432             $214,193
                                      ========             ========

The subsidiary Bank is an authorized seller/servicer for the Federal Home Loan Mortgage Corporation (FHLMC) but has curtailed such activity in favor of originating new fixed-rate mortgages in conjunction with Countrywide, Incorporated. Under this arrangement, the Bank no longer owns the originated loans but initiates the process through to closing, and final funding comes directly from Countrywide, for which the Bank earns a fee. At September 30, 2005 and December 31, 2004, loans sold to FHLMC for which the Bank has retained servicing totaled $27,365,000 and $34,132,000.

Activity in the allowance for loan losses for the three months ended September 30 was as follows:

                                               2005      2004
                                             -------   -------
                                              ($ in thousands)
Beginning balance                            $2,508    $2,439
Provision for loan loss                         365       430
Loans charged off                              (308)     (630)
Recoveries of loans previously charged-off       69       179
                                             ------    ------
   Ending balance                            $2,634    $2,418
                                             ======    ======

Activity in the allowance for loan losses for the nine months ended September 30 was as follows:

                                               2005      2004
                                             -------   -------
                                              ($ in thousands)
Beginning balance                            $ 2,503   $ 2,503
Provision for loan loss                          950     1,132
Loans charged off                             (1,024)   (1,444)
Recoveries of loans previously charged-off       205       227
                                             -------   -------
   Ending balance                            $ 2,634   $ 2,418
                                             =======   =======

                           COMMERCIAL BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impaired loans were as follows:

                                               September 30, 2005   December 31, 2004
                                               ------------------   -----------------
                                                          ($ in thousands)
Period-end loans with no allocated allowance         $1,192               $  603
Period-end loans with allocated allowance               248                  680
                                                     ------               ------
   Total                                             $1,440               $1,283
                                                     ======               ======
Amount of allowance for loan loss allocated          $    7               $   85

Nonperforming loans were as follows:

                                               September 30, 2005   December 31, 2004
                                               ------------------   -----------------
                                                          ($ in thousands)
Loans past due over 90 days still on accrual         $   81               $   80
Nonaccrual loans                                      1,440                1,283

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

NOTE 4 - OTHER COMPREHENSIVE INCOME

Other comprehensive income for the three months ended September 30 was as follows:

                                                                              2005    2004
                                                                             -----   ------
                                                                            ($ in thousands)
Unrealized holding gains (losses) on securities available for sale            (493)  $1,622
Less: Reclassification adjustment for losses (gains) recognized in income       (9)      (7)
                                                                             -----   ------
   Net unrealized holding gains (losses)                                      (502)   1,615
Tax effect                                                                     171      549
                                                                             -----   ------
   Other comprehensive income                                                $(331)  $1,066
                                                                             =====   ======

Other comprehensive income for the nine months ended September 30 was as follows:

                                                                               2005   2004
                                                                              -----   ----
                                                                            ($ in thousands)
Unrealized holding gains (losses) on securities available for sale            $(421)  $110
Less: Reclassification adjustment for losses (gains) recognized in income       (33)   (33)
                                                                              -----   ----
   Net unrealized holding gains (losses)                                       (454)    77
Tax effect                                                                      154     26
                                                                              -----   ----
   Other comprehensive income                                                 $(300)  $ 51
                                                                              -----   ====

                           COMMERCIAL BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - STOCK COMPENSATION: Employee compensation expense under stock option plans is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (in thousands except per share data).

Earnings for the three months ended September 30 was as follows:

                                               2005   2004
                                               ----   ----
Income as reported                             $516   $367
Deduct: Stock-based compensation expense
   determined under fair value based method       2      5
                                               ----   ----

Pro forma net income                            514    362
Pro forma earnings per share
   Basic                                       $.44   $.31
   Diluted                                      .44    .31

Earnings per share as reported
   Basic                                       $.44   $.31
   Diluted                                      .44    .31

Earnings for the nine months ended September 30 was as follows:

                                                2005     2004
                                               ------   ------
Income as reported                             $1,440   $1,095
Deduct: Stock-based compensation expense
   determined under fair value based method         6       14
                                               ------   ------

Pro forma net income                            1,434    1,081
Pro forma earnings per share
   Basic                                       $ 1.23   $  .93
   Diluted                                       1.23      .92

Earnings per share as reported
   Basic                                       $ 1.23   $  .93
   Diluted                                       1.23      .93

                           COMMERCIAL BANCSHARES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion focuses on the consolidated financial condition of Commercial Bancshares, Inc. at September 30, 2005, compared to December 31, 2004, and the consolidated results of operations for the quarterly and nine-month periods ending September 30, 2005 compared to the same periods in 2004. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements and related footnotes.

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

FINANCIAL CONDITION

Total assets decreased by $2,503,000 in the nine month period ended September 30, 2005 The Bank has experienced growth in almost all phases of its operations, with the exception of Cash and noninterest-bearing demand deposits, which go hand-in-hand as a matched use and source of funds. Loans have grown $5,239,000. This comes despite the fact that previous decisions to stop purchasing loans through a Denver broker of horse-trailers and to stop originating and selling long-term fixed rate mortgages meant that balances in those loans categories have shrunk more than $3,000,000 in horse-trailer loans, while real estate footings have remained unchanged. The Bank also had a very short-term, matched-funded loan on the books for $4,000,000 at year end, which paid off early in the year, reducing current balances since year end a like amount in both loans and noninterest-bearing demand deposits. Loan growth works out to nearly $10,000,000 after taking the match-funded loan into account.

                                                     ENDING BALANCES AS OF THE DATE SHOWN
                                -----------------------------------------------------------------------------
                                09/30/05   12/31/04    $ CHG    % CHG   09/30/04   12/31/03    $ CHG    % CHG
                                --------   --------   ------   ------   --------   --------   ------   ------
(dollars in thousands)
Cash & Fed funds                  4,833     10,254    (5,421)  (52.87)    6,251     10,624    (4,373)  (41.16)
Securities AFS                   58,345     59,883    (1,538)   (2.57)   60,222     48,491    11,731    24.19
Gross loans                     219,432    214,193     5,239     2.45   210,649    206,274     4,375     2.12
Allowance for loan losses        (2,634)    (2,503)     (131)    5.23    (2,418)    (2,503)       85    (3.40)
                                -------    -------    ------    -----   -------    -------    ------     ----
   Loans, net                   216,798    211,690     5,108     2.41   208,231    203,771     4,460     2.19
Premises & Equipment              6,053      6,321      (268)   (4.24)    6,349      6,380       (31)   (0.49)
Accrued interest receivable       1,538      1,036       502    48.46     1,391      1,143       248    21.70
Other Assets                      6,580      7,466      (886)  (11.87)    2,692      2,431       261    10.74
                                -------    -------    ------    -----   -------    -------    ------     ----
   Total assets                 294,147    296,650    (2,503)   (0.84)  285,136    272,840    12,296     4.51
                                =======    =======    ======    =====   =======    =======    ======     ====

Noninterest-bearing demand       22,210     26,882    (4,672)  (17.38)   20,108     26,123    (6,015)  (23.03)
Interest-bearing demand          68,436     72,599    (4,163)   (5.73)   72,556     68,656     3,900     5.68
Savings and time deposits       108,980    107,416     1,564     1.46   105,115    103,413     1,702     1.65
Time deposits of $100k           43,705     42,277     1,428     3.38    42,048     40,559     1,489     3.67
                                -------    -------    ------    -----   -------    -------    ------     ----
   Total deposits               243,331    249,174    (5,843)   (2.34)  239,827    238,751     1,076     0.45
FHLB advances                    28,000     24,600     3,400    13.82    22,500     11,500    11,000    95.65
Other borrowed funds                 --         --        --       --         0          0         0     0.00
Accrued interest payable            287        303       (16)   (5.28)      283        415      (132)  (31.81)
Other liabilities                   526        787      (261)   33.16       600      1,019      (419)  (41.12)
                                -------    -------    ------    -----   -------    -------    ------     ----
   Total liabilities            272,144    274,864    (2,720)   (0.99)  263,210    251,685    11,525     4.58
Shareholders' equity             22,003     21,786       217     1.00    21,926     21,155       771     3.64
                                -------    -------    ------    -----   -------    -------    ------     ----
   Total liabilities & equity   294,147    296,650    (2,503)    0.84   285,136    272,840    12,296     4.51
                                =======    =======    ======    =====   =======    =======    ======     ====

                           COMMERCIAL BANCSHARES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Loan growth has been hard to come by and competition has been intense, but the Bank has done well by offering superior service and competitive rates. Total deposits have decreased $5,843,000, $4,000,000 is the aforementioned match funded loan. In addition, a decision has been made to be a little less aggressive in public fund bidding as well as allowing brokered deposits to runoff. Both of these decisions were made to increase the earnings of the corporation. Additional advances have been taken with the Federal Home Loan Bank to fund loans. New DDA products have been introduced which have already yielded an additional $1,500,000 and this number is expected to continue to grow.

The reserve for loan losses has increased $131,000 since year end as net charge offs plus recoveries have been less than the provision so far this year. With the provisions made to the reserve and the net charge-offs applied for the last nine months, the reserve stands at 1.2% of gross loans. This compares to a reserve of just over 1.17% at year end.

The low-rate interest environment held sway in the market for an unprecedented term, encompassing the entire twenty one month stretch between the end of 2002 and September 30, 2004. In the past 12 months prime has increased 200 basis points, from 4.75% to 6.75%. The increases will directly impact the loans with variable rates tied to prime, and have worked their way into the cost of certificates of deposit. We are also experiencing higher rates in money market accounts. As seen in the yield analysis, there has been some impact, however, we continue to experience a solid net interest margin.

Total shareholders' equity reflects current earnings of $1,440,000 less dividends of $665,000 during the first nine months of 2005. The change in unrealized fair market value of securities available for sale decreased the equity value by $300,000. New shares were purchased through the deferred compensation plan. This resulted in a $22,000 increase in shareholders' equity. Treasury stock purchased resulted in a $280,000 decrease in equity.

                           COMMERCIAL BANCSHARES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                AVERAGE DAILY BALANCES FOR THE PERIODS SHOWN
                                 -------------------------------------------------------------------------
                                   THREE MONTHS ENDED SEPTEMBER 30        NINE MONTHS ENDED SEPTEMBER 30
                                 -----------------------------------   -----------------------------------
                                   2005      2004     $ CHG    % CHG     2005      2004     $ CHG    % CHG
                                 -------   -------   ------   ------   -------   -------   ------   ------
(dollars in thousands)
Cash & Fed funds                   5,988     8,366   (2,378)  (28.42)    7,059    10,477   (3,418)  (32.62)
Securities AFS                    59,018    55,620    3,398     6.11    60,237    52,105    8,132    15.61
Gross loans                      216,698   209,316    7,382     3.53   213,930   204,859    9,071     4.43
Allowance for loan losses         (2,553)   (2,331)    (222)    9.52    (2,528)   (2,462)     (66)    2.68
                                 -------   -------   ------   ------   -------   -------   ------   ------
    Loans, net                   214,145   206,985    7,160     3.46   211,402   202,397    9,005     4.45
Premises & Equipment               6,085     6,349     (264)   (4.16)    6,203     6,333     (130)   (2.05)
Accrued interest receivable        1,438     1,319      119     9.02     1,437     1,326      111     8.37
Other Assets                       6,441     2,614    3,827   146.40     6,774     2,681    4,093   152.67
                                 -------   -------   ------   ------   -------   -------   ------   ------
    Total assets                 293,115   281,253   11,862     4.22   293,112   275,319   17,793     6.46
                                 =======   =======   ======   ======   =======   =======   ======   ======

Noninterest-bearing demand        21,406    20,208    1,198     5.93    21,718    21,431      287     1.34
Interest-bearing demand           68,981    73,340   (4,359)   (5.94)   70,624    72,166   (1,542)   (2.14)
Savings and time deposits        109,951   105,202    4,749     4.51   109,369   104,165    5,204     5.00
Time deposits of $100k            44,699    40,833    3,866     9.47    44,926    40,038    4,888    12.21
                                 -------   -------   ------   ------   -------   -------   ------   ------
    Total deposits               245,037   239,583    5,454     2.28   246,637   237,800    8.837     3.72
FHLB advances                     23,994    18,663    5,331    28.56    22,723    14,381    8,342    58.01
Other borrowed funds               1,258       171    1,087   635.67       750       150      600   400.00
Accrued interest payable             329       327        2     0.61       348       353       (5)   (1.42)
Other liabilities                    485     1,029     (544)  (52.87)      756     1,150     (394)  (34.26)
                                 -------   -------   ------   ------   -------   -------   ------   ------
    Total liabilities            271,103   259,773   11,330     4.36   271,214   253,834   17,380     6.85
Shareholders' equity              22,012    21,480       32     2.48    21,898    21,485      413     1.92
                                 -------   -------   ------   ------   -------   -------   ------   ------
    Total liabilities & equity   293,115   281,253   11,862     4.22   293,112   275,319   17,793     6.46
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

                           COMMERCIAL BANCSHARES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net income for the three months ended September 30, 2005 was $516,000 or $149,000 more than during the same period in 2004. Earnings per share increased to $.44 from $.31 for the quarters ended September 30 in the respective years. Net income for the nine months ended September 30, 2005 was $1,440,000 or $345,000 more than during the same period in 2004. Earnings per share increased to $1.23 from $.93 for the nine-month periods ended September 30 in the respective years. Discussed below are the major factors that have influenced these operating results.

                                        CONSOLIDATED STATEMENTS OF INCOME FOR THE PERIODS SHOWN
                                  ------------------------------------------------------------------
                                  THREE MONTHS ENDED SEPTEMBER 30    NINE MONTHS ENDED SEPTEMBER 30
                                  -------------------------------   --------------------------------
                                   2005    2004   $ CHG    % CHG     2005     2004    $ CHG    % CHG
                                  -----   -----   -----   ------    ------   ------   -----   ------
(dollars in thousands)
Interest and fees on loans        3,941   3,629    312      8.60    11.279   10,578    701      6.63
Taxable interest on securities      440     334    106     31.74     1,354      865    489     56.53
Tax-free interest on securities     177     238    (61)   (25.63)      535      730   (195)   (26.71)
Other interest income                 2       7     (5)   (71.43)       17       27    (10)   (37.04)
                                  -----   -----    ---    ------    ------   ------   ----    ------
   Total interest income          4,560   4,208    352      8.37    13,185   12,200    985      8.07

Interest on deposits              1,349   1,151    198     17.20     3,828    3,378    450     13.32
Interest on borrowings              250     169     81     47.93       676      437    239     54.69
                                  -----   -----    ---    ------    ------   ------   ----    ------
   Total interest expense         1,599   1,320    279     21.14     4,504    3,815    689     18.06

Net interest income               2,961   2,888     73      2.53     8,681    8,385    296      3.53
Provision for loan losses           365     430    (65)   (15.12)      950    1,132   (182)   (16.08)
                                  -----   -----    ---    ------    ------   ------   ----    ------
   Net interest after PLL         2,596   2,458    138      5.61     7,731    7,253    478      6.59

Service and overdraft fees          477     515    (38)    (7.38)    1,392    1,468    (76)    (5.18)
Gains/(losses) on asset sales         9       7      2     28.57        33       33      0      0.00
Other income                        157      73     84    115.07       520      232    288    124.14
                                  -----   -----    ---    ------    ------   ------   ----    ------
   Total other income               643     595     48      8.07     1,945    1,733    212     12.23

Salaries and employee benefits    1,285   1,295    (10)    (0.77)    3,870    3,697    173      4.68
Occupancy, furniture & equip        286     303    (17)    (5.61)      903      852     51      5.99
State taxes                         109     109      0      0.00       327      309     18      5.83
Data processing                     197     198     (1)    (0.51)      592      609    (17)    (2.79)
FDIC deposit insurance               17      18     (1)    (5.56)       52       51      1      1.96
Professional fees                    87      71     16     22.54       238      248    (10)    (4.03)
Amortization of intangibles           4      64    (60)   (93.75)      132      193    (61)   (31.61)
Losses on asset sales                 5       0      5        (5)       40       17     23    135.29
Other operating expense             575     555     20      3.60     1,663    1,709    (46)    (2.69)
                                  -----   -----    ---    ------    ------   ------   ----    ------
   Total other expense            2,565   2,613    (48)    (1.84)    7,817    7,685    132      1.72

Income before taxes                 674     440    234     53.18     1,859    1,301    558     42.89
Income taxes                        158      73     85    116.44       419      206    213    103.40
                                  -----   -----    ---    ------    ------   ------   ----    ------
   Net income                       516     367    149     40.60     1,440    1,095    345     31.51
                                  =====   =====    ===    ======    ======   ======   ====    ======

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

Interest income for third quarter reflects a prime rate environment of 6.25% at the beginning of the quarter and moving to 6.75% by the latter part of September. Thus, the three-month results reported will reflect higher equivalent yields on all loans tied to the prime rate.

Interest income for the three month period ending September 30, 2005 was $352,000 more than the prior year's third quarter. The higher prime is reflected in the higher interest yield of 6.68% on earning assets this year versus the third quarter yield of 6.49% last year. The Bank's earning assets grew more than $11,862,000 over the prior year's third quarter. At the same time, interest expense increased $279,000 for the quarter as the cost of funds increased to 2.55% from 2.21%. Therefore, net interest income rose $73,000 for the comparable period. Nine month results paralleled the quarterly performance, with interest income increasing $985,000 and interest expense up $689,000 the nine months. This left net interest margin $296,000 higher for the nine months.

The provision for loan losses was $365,000 for the third quarter of 2005 and $430,000 for 2004. The provision was $950,000 for the nine-month period in 2005 compared to $1,132,000 in 2004. That left the provision $65,000 lower in the third quarter, and $182,000 lower for the nine-month values as compared to 2004. Additions to the provision were used to cover the growth in the loan portfolio as well the losses experienced in the portfolio each year. As shown earlier in
Note 3, net charge offs for the quarter were $322,000 lower than last year and $420,000 lower for the nine month periods for the two years. Management determines the adequacy of the allowance for loan losses through its analysis of specific problem loans and historical charge-off experience in addition to its evaluation of local and national economic conditions. The Bank believes that the current allowance balance is sufficient to cover probable identified losses in the loan portfolio.

Net interest income after the provision for loan losses was $138,000 more for the third quarter 2005 than in 2004, and $478,000 higher for the nine month periods ended September 30, 2005. Net interest income after the provision is a measurement of how well the Bank has weathered changes in the interest rate environment and variances in the quality of the assets in its portfolios. In light of the increases in the rate environment the Bank has effectively managed its spread which has resulted in an increase in net interest income.

The following table provides an analysis of the average balances, yields and rates on interest-earning assets and interest-bearing liabilities.

                           COMMERCIAL BANCSHARES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                         Three months Ended September 30,
                                      -------------------------------------------------------------------
                                                    2005                               2004
                                      --------------------------------   --------------------------------
                                       Average                Average     Average                Average
                                       balance   Interest   yield/rate    balance   Interest   yield/rate
                                      --------   --------   ----------   --------   --------   ----------
                                                                ($ in thousands)
Securities (1)                        $ 59,103    $  670       4.44%     $ 57,607    $  691       4.77%
Loans (2)                              214,145     3,941       7.30       206,984     3,629       6.97
                                      --------    ------                 --------    ------
   Total interest-earning assets       273,248     4,611       6.68       264,591     4,320       6.49
Other assets                            19,867                             16,662
                                      --------                           --------
      Total assets                    $293,115                           $281,253
                                      ========                           ========

Deposits - interest bearing           $223,631     1,349       2.39%     $219,375     1,152       2.09%
Borrowed funds                          25,252       250       3.93        18,834       169       3.57
                                      --------    ------                 --------    ------
   Total interest-bearing deposits
      and borrowings                  $248,883     1,599       2.55      $238,209     1,321       2.21
Noninterest-bearing demand deposits     21,406                             20,208
Other liabilities                          814                              1,356
Shareholder's equity                    22,012                             21,480
                                      --------                           --------
      Total liabilities and
         shareholders' equity         $293,115                           $281,253
                                      ========                           ========
Net interest income                               $3,012                             $2,999
                                                  ======                             ======
Interest rate spread                                           4.13%                              4.29%
Net interest margin (3)                                        4.36%                              4.51%

(1) Securities include federal funds sold for purposes of this yield table. Average yields on all securities have been computed based on amortized cost. Income on tax exempt securities has been computed on a fully-taxable equivalent basis using a 34% tax rate and the average cost of funds to support the purchases. The adjustment is $51,000 and $111,000 for 2005 and 2004.

(2) Average balance is net of deferred loan fees and loan discounts. Interest income includes loan fees of $180,000 and $205,000 and deferred dealer reserve expense of $95,000 and $58,000 in 2005 and 2004.

(3)  Net interest income as a percentage of average interest-earning assets.

                           COMMERCIAL BANCSHARES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table provides an analysis of the average balances, yields and rates on interest-earning assets and interest-bearing liabilities.

                                                        Nine months Ended September 30,
                                      -------------------------------------------------------------------
                                                    2005                               2004
                                      --------------------------------   --------------------------------
                                       Average                Average     Average                Average
                                       balance   Interest   yield/rate    balance   Interest   yield/rate
                                      --------   --------   ----------   --------   --------   ----------
                                                                ($ in thousands)
Securities (1)                        $ 60,945    $ 2,061      4.48%     $ 55,575    $ 1,964      4.72%
Loans (2)                              211,402     11,279      7.13       202,397     10,578      6.98
                                      --------    -------                --------    -------
   Total interest-earning assets       272,347     13,340      6.53       257,972     12,542      6.49
Other assets                            20,765                             17,347
                                      --------                           --------
      Total assets                    $293,112                           $275,319
                                      ========                           ========

Deposits - interest bearing           $224,919      3,828      2.28%     $216,369      3,378      2.09%
Borrowed funds                          23,473        676      3.85        14,532        437      4.02
                                      --------    -------                --------    -------
   Total interest-bearing deposits
      and borrowings                   248,392      4,504      2.42      $230,901      3,815      2.21
Noninterest-bearing demand deposits     21,718                             21,431
Other liabilities                        1,104                              1,502
Shareholder's equity                    21,898                             21,485
                                      --------                           --------
      Total liabilities and
      shareholders' equity            $293,112                           $275,319
                                      ========                           ========
Net interest income                               $ 8,836                            $ 8,727
                                                  =======                            =======
Interest rate spread                                           4.11%                              4.29%
Net interest margin (3)                                        4.33%                              4.52%

(4) Securities include federal funds sold for purposes of this yield table. Average yields on all securities have been computed based on amortized cost. Income on tax exempt securities has been computed on a fully-taxable equivalent basis using a 34% tax rate and the average cost of funds to support the purchases. The adjustment is $155,000 and $342,000 for 2005 and 2004.

(5) Average balance is net of deferred loan fees and loan discounts. Interest income includes loan fees of $548,000 and $537,000 and deferred dealer reserve expense of $223,000 and $167,000 in 2005 and 2004.

(6)  Net interest income as a percentage of average interest-earning assets.

The basic earning power of the Bank, as evidenced by the net interest margin after the provision for loan losses continues to perform at a relatively good pace. Overall earnings performance has been hampered by an inability to generate consistent non-interest income, however, initiatives to decrease noninterest expense have shown some success as seen in the decrease in the third quarter 2005. Decisions to abandon the specialty loan niches and to curtail activity in the origination of long-term fixed-rate mortgages are being re-worked to approach those areas from a different perspective and improve the fee generation equations that drive them. Plans to revamp the mortgage loan origination process have been successful as real estate origination income has increase three-fold. In addition, a decision has been made to construct an operations center which will allow the Bank to bring data processing in-house and significantly reduce the expenses associated with this area. The construction of this facility will greatly enhance the efficiency of the company as well as leveraging the available technology for the betterment of customers and shareholders. It will also assist in the compliance of the ever-increasing regulations of the data processing and

                           COMMERCIAL BANCSHARES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

information technology areas.

Total noninterest income increased $48,000 for the third quarter of 2005 compared to the same period in 2004, and $212,000 for the full nine month period. Higher fees from the origination of mortgage loans through our Countrywide affiliation contributed as well as the purchase of bank-owned life insurance (BOLI) in the amount of approximately $4,000,000 and its associated income.

Total noninterest expense decreased $48,000 in the three months of the third quarter 2005 compared to the same period during 2004 and increased $132,000 for the full nine month period. Much of the increased costs are non-cash items associated with the depreciation expense from the new equipment, however, progress has been made in holding down personnel costs and keeping data processing costs flat.

Change in net income after taxes is the result of netting all the changes in all of the above categories. For the third quarter, that means income was up $149,000 from 2004 and $345,000 for the full nine months. The management team believes the appropriate steps have been and are being taken to address the issues discussed above with an eye on improving the bottom line.

                           COMMERCIAL BANCSHARES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Company has certain obligations and commitments to make future payments under contracts. At September 30, 2005, the aggregate contractual obligations and commitments are:

Contractual obligations

                                               Payments Due by Period
                                 --------------------------------------------------
                                            Less Than     1-3       3-5      After
                                   Total     One Year    Years     Years    5 Years
                                 --------   ---------   -------   -------   -------
(in thousands)
Time deposits and certificates
   of deposit                    $133,323    $64,705    $61,696   $ 5,757   $1,165
Borrowed funds                     28,000     16,500         --    11,500       --
                                 --------    -------    -------   -------   ------
Total                            $161,323    $81,205    $61,696   $17,257   $1,165
                                 ========    =======    =======   =======   ======

Other commitments

                                             Amount of Commitment - Expiration by Period
                                          ------------------------------------------------
                                                    Less Than     1-3       3-5     After
                                           Total    One Year     Years     Years   5 Years
                                          -------    --------   -------   ------   -------
(in thousands)
Commitments to extend commercial credit   $17,457    $ 9,516    $ 7,691   $  135    $  115
Commitments to extend consumer credit      10,560        350        687    1,135     8,388
Standby letters of credit                   2,173        173      2,000       --        --
                                          -------    -------    -------   ------    ------
Total                                     $30,190    $10,039    $10,378   $1,270    $8,503
                                          =======    =======    =======   ======    ======

Items listed above under "Contractual obligations" represent standard bank financing activity under normal terms and practices. Such funds normally roll-over or are replaced by like items depending on then-current financing needs. Items shown under "Other commitments" also represent standard bank activity but for extending credit to bank customers. Commercial credits generally represent lines of credit or approved loans with drawable funds still available under the contract terms. On an on-going basis, about half of these amounts are expected to be drawn. Consumer credits generally represent amounts drawable under revolving home equity lines or credit card programs. Such amounts are usually deemed less likely to be drawn upon in total as consumers tend not to draw down all amounts on such lines. Utilization rates tend to be fairly constant over time. Standby letters of credit represent guarantees to finance specific projects whose primary source of financing come from other sources. In the unlikely event of the other source's failure to provide sufficient financing, the bank would be called upon to fill the need. The bank is also continually engaged in the process of approving new loans in a bidding competition with other banks. Terms of possible new loans are approved by management and Board committees, with caveats and possible counter terms made to the applicant customers. Those customers may accept those terms, make a counter proposal, or accept terms from a competitor. These loans are not yet under contract but offers have been tendered and would be required to be funded if accepted

                           COMMERCIAL BANCSHARES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Corporation's liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities which are summarized in the Condensed Consolidated Statements of Cash Flows. Cash and cash equivalents amounted to $4,833,000 at September 30, 2005 compared to $6,251,000 at December 31, 2004.

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

Cash flows from daily activity resulted in a decrease of $5,421,000 dollars in Cash and Cash Equivalents since December 31, 2004. That decrease in cash occurred as funds were raised and reemployed in earnings assets. Deposits fell $5,843,000, as all categories decreased except time deposits. Net borrowings from the FHLB were increased by $3,400,000 in short-term funds to help finance loan growth and take advantage of low current rates. A total of $9,759,000 was purchased for the investment portfolio, the replacement of $6,356,000 of maturities and repayments, the sale of $4,383,000 of securities in order to restructure the portfolio to withstand anticipated market value erosion as rates work their way back up, and additions to help cover pledging requirements for increases in public fund deposits. Funds amounting to a net of $258,000 were used through the purchase/reissue of Treasury shares. Dividend payments contributed $666,000 to the reduction in cash balances

Banking regulations have established minimum capital requirements for banks including risk-based capital ratios and leverage ratios. Regulations require all banks to have a minimum total risk-based capital ratio of 8% with half of the capital composed of core capital. Minimum leverage ratio requirements range from 3% to 5% of total assets. Core capital, or Tier 1 capital, includes common equity, perpetual preferred stock and minority interests that are held by others in consolidated subsidiaries minus intangible assets. Supplementary capital, or Tier 2 capital, includes core capital and such items as mandatory convertible securities, subordinated debt and the allowance for loan losses, subject to certain limitations. Qualified Tier 2 capital can equal up to 100% of an institution's Tier 1 capital with certain limitations in meeting the total risk-based capital requirements.

At September 30, 2005, the Bank's leverage ratio was 7.58% and the risk-based capital ratio was 10.61%, both of which exceeded the minimum regulatory requirements to be considered well-capitalized.

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

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           COMMERCIAL BANCSHARES, INC.
                                    FORM 10-Q
                        Quarter ended September 30, 2004
                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings:

     There are no matters required to be reported under this item.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds:

     The following table reflects shares repurchased by the Corporation during the third quarter, 2005. These shares were purchased as part of a program approved by the Corporation's Board of Directors in June, 2002. The Corporation has no publicly announced stock repurchase plans or programs.

                                          TOTAL NUMBER OF
                  TOTAL      AVERAGE    SHARES PURCHASED AS      MAXIMUM NUMBER OF
                NUMBER OF     PRICE      PART OF PUBLICLY     SHARES THAT MAY YET BE
                  SHARES    PAID PER    ANNOUNCED PLANS OR      PURCHASED UNDER THE
    PERIOD      PURCHASED     SHARE          PROGRAMS                  PLAN
    ------      ---------   --------   --------------------   ----------------------
07/01/2005 to       580      $27.00             --                    54,956
07/31/2005
08/01/2005 to     1,160       27.00             --                    53,796
08/31/2005
09/01/2005 to       580       27.00             --                    53,216
09/30/2005
Total             2,320       27.00             --                    53,216

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

                                        COMMERCIAL BANCSHARES, INC.
                                        (Registrant)


Date: November 10, 2005                 /s/ Philip W. Kinley
                                        ----------------------------------------
                                        (Signature)
                                        Philip W. Kinley
                                        President and Chief Executive Officer