Form 10-K
period 2005-12-31
COMMERCIAL BANCSHARES INC \OH\
filed 2006-03-31
CIK 1009976

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005.

Commission File Number 000-27894
COMMERCIAL BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

OHIO	34-1787239
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
118 S. Sandusky Avenue, Upper Sandusky, Ohio 43351
(Address of principal executive offices including zip code)
Registrant’s telephone number, including area code: (419) 294-5781
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class
none
Securities registered pursuant to Section 12(g) of the Act:
Title of Each Class
Common Shares, no par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).
Large accelerated filer ☐                      Accelerated filer ☐                      Non-Accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Based on the closing price of the registrant’s common shares as of June 30, 2005, the aggregate value of the voting common shares held by non-affiliates was $30,433,917.
At March 1, 2006, there were issued and outstanding 1,158,160 of the registrant’s Common Shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s 2005 Annual Report to Shareholders are incorporated by reference into Parts I and II of this Form 10-K. Portions of the registrant’s Proxy Statement dated March 17, 2006 for the April 12, 2006 Annual Meeting of Shareholders are incorporated by reference into Part III of the Form 10-K.

INDEX
FORM 10-K

3.

PART I
ITEM 1 — DESCRIPTION OF BUSINESS
General
In February 1995, Commercial Bancshares, Inc. (the “Corporation”) received approval from the Board of Governors of the Federal Reserve System to become a bank holding company by acquiring all the voting shares of common stock of The Commercial Savings Bank (the “Bank”). The principal business of the Corporation presently is to operate the Bank, which is a wholly owned subsidiary, and its principal asset. The Corporation and the main office of the Bank are located at 118 South Sandusky Avenue, Upper Sandusky, Ohio 43351. In May 1997, the Board of Directors approved the establishment of the Corporation’s second wholly owned subsidiary, a consumer finance company, and thereby chartered a new Ohio corporation by the name of “Advantage Finance, Inc.” (the “Finance Company”). During the year 2001, the Corporation elected to file to be a Financial Services Holding Company, and received approval having met all additional capital requirements. On December 23, 2003, Articles of Incorporation were filed for Commercial Financial and Insurance Agency, LTD (“Commercial Financial”), an Ohio limited liability company. This company, which did not operate in 2003, is a subsidiary of the Corporation and was formed to enable the Corporation to expand the products and services available to current customers and others to include the sales of non-deposit investment products and other selected financial and insurance products and services. Activity in this new affiliate started during the third quarter of 2004. In January 2006, the Board of Directors approved plans to consolidate the operations of Advantage Finance into the Bank and discontinue out-of-state lending.
Although wholly owned by the Corporation, the Bank functions as an independent community bank. The Bank was organized on April 20, 1920 as a state-chartered Bank and incorporated as “The Lewis Bank & Trust Corporation” under the laws and statutes of the State of Ohio. An amendment to the articles of incorporation on February 8, 1929 changed the name of the Bank to its present name. The Bank provides customary retail and commercial banking services to its customers, including acceptance of deposits for demand, savings and time accounts and servicing of such accounts; commercial, consumer and real estate lending, including installment loans, individual retirement accounts (IRA’s), safe deposit facilities and night depository facilities. The Bank is a nonmember of the Federal Reserve System, is insured by the Federal Deposit Insurance Corporation (FDIC) and is regulated by the Division and the FDIC.
The Bank grants residential, installment and commercial loans to customers located primarily in the Ohio counties of Wyandot, Marion, Hancock, and Franklin and the surrounding area. Commercial loans are primarily variable rate and include operating lines of credit and term loans made to small businesses primarily based on the ability to repay the loan from the cash flow of the business. Such loans are typically secured by business assets, such as equipment and inventory, and occasionally by the business owner’s personal residence. When the borrower is not an individual, the Bank generally obtains the personal guarantee of the business owner. Commercial real estate loans are primarily secured by borrower-occupied business real estate, and are dependent on the ability of the related business to generate adequate cash flow to service the debt. Such loans primarily carry adjustable interest rates. Residential real estate loans are made with primarily variable rates and are secured by the borrower’s residence. Such loans are made based on the borrower’s ability to make repayment from employment and other income. The Bank generally makes these loans in amounts of 80% or less of the value of collateral. An appraisal is obtained from a qualified real estate appraiser for substantially all loans secured by real estate. Construction loans are secured by residential and business real estate that primarily will be borrower-occupied upon completion. The Bank usually does not make the permanent loan at the end of the construction phase, unless the customer accepts a variable rate mortgage. Installment loans to individuals include loans secured by automobiles and other consumer assets, including second mortgages on personal residences. Loans secured by automobiles are generated both by direct application from the customer and from the Bank’s purchase of indirect retail installment contracts from the dealers. Credit card and overdraft protection loans are unsecured personal lines of credit to individuals. The Bank entered into a business relationship during 2000 whereby the Bank obtained an ownership interest in Beck Title Agency, Ltd. of Carey, Ohio (“Beck Title”). This joint venture provides an additional source of fee income for title research activity on new home loan originations in the local market.

4.

The general economic conditions in the Corporation’s market area have generally been consistent with the nation as a whole. Unemployment statistics have generally been consistent with the State of Ohio as a whole and real estate values have been stable. The Corporation is not aware of any exposure to material costs associated with environmental hazardous waste cleanup. Bank loan procedures require that state and federal environmental regulatory studies be obtained by Bank management before approving any commercial real estate loan where such potential risk is considered likely to exist.
Competition in Financial Services
The Bank, Commercial Financial, and Beck Title compete for business in the Ohio counties of Wyandot, Hancock, Marion, and Franklin. The Corporation’s competitors for business come from two primary sources: large regional firms and independent community banks and thrifts. The Bank also competes, particularly for deposit dollars, with insurance companies, brokerage firms and investment companies. The Bank finds that it competes favorably with the large regional banks through its ability to maintain decision-making officers within branch locations rather than centralizing decision-making in a corporate headquarters. Competition with the independent community banks is enhanced by creating product niches so as not to resort solely to pricing as a means to attract business. Examples of the Bank’s product niches include small tractor/riding mower financing, small-business lending and low-fee demand deposit accounts.
Employees
Currently the Company has 120 full-time employees and 19 part-time employees.
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
Other than as described below with respect to activities that are “financial in nature”, the Corporation is generally prohibited by the BHC Act from acquiring direct or indirect ownership or control of more than five percent of the voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of managing or controlling banks or furnishing services to its subsidiaries.
On November 12, 1999, the Gramm-Leach-Bliley Act (the “GLB Act”) was enacted into law. The GLB Act made sweeping changes with respect to the permissible financial services which various types of financial institutions may now provide. The Glass-Steagall Act, which had generally prevented banks from affiliation with securities and insurance firms, was repealed. Pursuant to the GLB Act, bank holding companies may elect to become a “financial holding company,” provided that all of the depository institution subsidiaries of the bank holding company are “well capitalized” and “well managed” under applicable regulatory standards.
Under the GLB Act, a bank holding company that has elected to become a financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. Activities that are “financial in nature” include securities underwriting, dealing and market-making, sponsoring mutual funds and investment companies, insurance underwriting and agency, merchant banking, and activities that the
Federal Reserve Board has determined to be closely related to banking. The Corporation has elected to be a financial holding company.

5.

The Bank is subject to limitations with respect to transactions with affiliates.
A substantial portion of the Corporation’s cash revenues is derived from dividends paid by the Bank. These dividends are subject to various legal and regulatory restrictions.
The Bank is subject to primary supervision, regulation and examination by the Ohio Division of Financial Institutions (the “Division”) and the Federal Deposit Insurance Corporation (FDIC).
Federal regulators adopted risk-based capital guidelines and leverage standards for banks and financial holding companies. A discussion of the impact of risk-based capital guidelines and leverage standards is presented in Note 12 of the Commercial Bancshares, Inc. financial statements included in its Annual Report, which is incorporated herein by reference.
The Financial Reform, Recovery and Enforcement Act of 1989 (FIRREA) provides that a holding company’s controlled insured depository institutions are liable for any loss incurred by the Federal Deposit Insurance Corporation in connection with the default of any FDIC-assisted transaction involving an affiliated insured bank or savings association.
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
The following schedules present, for the periods indicated, certain financial and statistical information of the Corporation as required under the Securities and Exchange Commission’s Industry Guide 3, or a specific reference as to the location of required disclosures in the Corporation’s 2005 Annual Report to Shareholders (the “Annual Report”), which is included as Exhibit 13 to this document and incorporated herein by reference.
Statistical Disclosures
The following statistical information for 2005, 2004, and 2003, included in the Annual Report is incorporated herein by reference.

Pages of Annual Report
Return on Equity and Assets	2
Volume / Rate Analysis	6
Distribution of Assets, Liabilities and Shareholders, Equity	7
Loan Portfolio	10-11
Summary of Loan Loss Experience	11-13
Investment Portfolio	13-14
Deposits	14-15
You may find our internet website at www.csbanking.com.

6.

ITEM 1A — RISK FACTORS
There are risks inherent to the Company’s business. The material risks and uncertainties that management believes affect the Company are described below. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair the Company’s business operations. This report is qualified in its entirety by these risk factors. If any of the following risks actually occur, the Company’s financial condition and results of operations could be materially and adversely affected.
The Company is Subject to Interest Rate Risk
The Company’s earnings and cash flows are largely dependent upon its net interest income. Net interest is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond the Company’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, could influence not only the interest the Company receives on loans and securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) the Company’s ability to originate loans and obtain deposits, (ii) the fair value of the Company’s financial assets and liabilities, and (iii) the average duration of the Company’s mortgage-backed securities portfolio. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Company’s net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.
Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on the Company’s results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on the Company’s financial condition and results of operations. See the sections captioned “Results of Operations — Net Interest Income” and “Quantitative and Qualitative Disclosures about Market Risk” set forth in the Company’s 2005 Annual Report to Shareholders incorporated herein by reference.
The Company is Subject to Lending Risk
There are inherent risks associated with the Company’s lending activities. These risks include, among other things, the impact of changes in interest rates and changes in the economic conditions in the markets where the Company operates as well as those across the State of Ohio, as well as the entire United States. Increases in interest rates and/or weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans. The Company is also subject to various laws and regulations that affect its lending activities. Failure to comply with the applicable laws and regulations could subject the Company to regulatory enforcement action that could result in the assessment of significant civil money penalties against the Company.
As of December 31, 2005, approximately 67.8% of the Company’s loan and lease portfolio consisted of commercial, construction and commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because the Company’s loan portfolio contains a significant number of commercial and industrial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Company’s financial condition and results of operations. See the

7.

section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Financial Condition — Loans” set forth in the Company’s 2005 Annual Report to Shareholders and incorporated herein by reference for additional information.
The Company’s Allowance For Loan and Lease Losses May Be Insufficient
The Company maintains an allowance for loan and lease losses, which is an allowance established through a provision for loan and lease losses charged to expense, that represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans and leases. The allowance, in the judgment of management, is necessary to reserve for estimated loan and lease losses and risks inherent in the loan and lease portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan and lease portfolio quality; present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan and lease losses inherently involves a high degree of subjectivity and requires the Company to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Company’s control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review the Company’s allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan and lease losses, the Company will need additional provisions to increase the allowance for loan and lease losses. These increases in the allowance for loan and lease losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on the Company’s financial condition and results of operations. See the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Allowance for Loan Losses” set forth in the Company’s 2005 Annual Report to Shareholders incorporated herein by reference for further discussion related to the Company’s process for determining the appropriate level of the allowance for loan and losses.
The Company’s Profitability Depends Significantly on Economic Conditions in North Central Ohio
The Company’s success depends primarily on the general economic conditions of North Central Ohio and the specific local markets in which the Company operates. Unlike larger national or other regional banks that are more geographically diversified, the Company provides banking and financial services to customers primarily in the North Central Ohio counties of Wyandot, Marion, Hancock and Franklin. The local economic conditions in these areas have a significant impact on the demand for the Company’s products and services as well as the ability of the Company’s customers to repay loans, the value of the collateral securing loans and the stability of the Company’s deposit funding sources. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets or other factors could impact these local economic conditions and, in turn, have a material adverse effect on the Company’s financial condition and results of operations
The Company Operates In A Highly Competitive Industry and Market Area
The Company faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include national, regional, and community banks within the various markets the Company operates. The Company also faces competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies, factoring companies and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Also, technology has lowered barriers to

8.

entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of the Company’s competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than the Company can. The Company’s ability to compete successfully depends on a number of factors, including, among other things:
•	The ability to develop, maintain and build upon long-term customer relationships based on top quality service, high ethical standards and safe, sound assets.

•	The ability to expand the Company’s market position.

•	The scope, relevance and pricing of products and services offered to meet customer needs and demands.

•	The rate at which the Company introduces new products and services relative to its competitors.

•	Customer satisfaction with the Company’s level of service.

•	Industry and general economic trends.
Failure to perform in any of these areas could significantly weaken the Company’s competitive position, which could adversely affect the Company’s growth and profitability, which, in turn, could have a material adverse effect on the Company’s financial condition and results of operations.
The Company Is Subject To Extensive Government Regulation and Supervision
The Company, primarily through Commercial Savings Bank and certain non-bank subsidiaries, is subject to extensive federal regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect the Company’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Company in substantial and unpredictable ways. Such changes could subject the Company to additional costs, limit the types of financial services and products the Company may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Company’s business, financial condition and results of operations. While the Company has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. See the section captioned “Supervision and Regulation” in Part I, Item 1., which is located elsewhere in this report.
The Company’s Controls and Procedures May Fail or Be Circumvented
Management regularly reviews and updates the Company’s internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the Company’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Company’s business, results of operations and financial condition.
The Company Relies on Dividends From Its Subsidiaries For Most Of Its Revenue
The Company is a separate and distinct legal entity from Commercial Savings Bank. It receives substantially all of its revenue from dividends from Commercial Savings Bank. These dividends are the principal source of funds to pay dividends on the Company’s common stock and interest and principal on the Company’s debt. Various federal and/or state laws and regulations limit the amount of dividends that Commercial Savings Bank may pay to the Company. Also, the Company’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the

9.

event Commercial Savings Bank is unable to pay dividends to the Company, the Company may not be able to service debt, pay obligations or pay dividends on the Company’s common stock.
The inability to receive dividends from Commercial Savings Bank could have a material adverse effect on the Company’s business, financial condition and results of operations. See the section captioned “Supervision and Regulation” in Part I, Item 1 located elsewhere in this report.
The Company May Not Be Able To Attract and Retain Skilled People
The Company’s success depends, in large part, on its ability to attract and retain key people. Competition for the best people in most activities engaged in by the Company can be intense and the Company may not be able to hire people or to retain them. The unexpected loss of services of one or more of the Company’s key personnel could have a material adverse impact on the Company’s business because of their skills, knowledge of the Company’s market, years of industry experience and the difficulty of promptly finding qualified replacement personnel.
The Company’s Information Systems May Experience An Interruption Or Breach In Security
The Company relies heavily on communications and information systems to conduct its business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Company’s customer relationship management, general ledger, deposit, loan and other systems. While the Company has policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of its information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of the Company’s information systems could damage the Company’s reputation, result in a loss of customer business, subject the Company to additional regulatory scrutiny, or expose the Company to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company’s financial condition and results of operations.
The Company Continually Encounters Technological Change
The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. The Company’s future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in the Company’s operations. Many of the Company’s competitors have substantially greater resources to invest in technological improvements. The Company may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on the Company’s business and, in turn, the Company’s financial condition and results of operations.
The Company’s Articles Of Incorporation and Code of Regulations, As Well As Certain Banking Laws, May Have An Anti-Takeover Effect
Provisions of the Company’s articles of incorporation and code of regulations, and federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire the Company, even if doing so would be perceived to be beneficial to the Company’s shareholders. The combination of these provisions effectively inhibits a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of the Company’s common shares.
ITEM 1B — UNRESOLVED STAFF COMMENTS
None.

10.

ITEM 2 — PROPERTIES
The Corporation’s headquarters and the Bank’s main office are located at 118 South Sandusky Avenue, Upper Sandusky, Ohio, in Wyandot County. The building is used exclusively by the Corporation and the Bank. All of the offices listed below are owned by the Bank or the Finance Company and are free and clear of any encumbrances.

	Location	Description
1.	Main Office	Two story building built in the early 1900's and remodeled in 1991.
118 S. Sandusky Ave.
Upper Sandusky, Ohio 43351

2.	Carey Office	One story building built and opened in 1973.
128 S. Vance Street
Carey, OH 43316

3.	Harpster Office	One story building purchased in 1978.
17480 Cherokee Street
Harpster, OH 43323

4.	North Drive-In Office	One story drive in office opened in 1981.
400 N. Sandusky Avenue
Upper Sandusky, OH 43351

5.	Marion Barks Road Office	One story building purchased, renovated, and opened in 1988.
170 Barks Road East
Marion, OH 43302

6.	Findlay Tiffin Avenue Office 1600 Tiffin Avenue Findlay, OH 45840	One story building purchased in 1992. The building was renovated in 1999 to add more office space.

7.	Marion Jamesway Office	One story building constructed and opened in 1996.
279 Jamesway
Marion, OH 43302

8.	Bellefontaine Office	One story building purchased, renovated, and opened in 1999.
1245 Bellefontaine Ave.
Marion, OH 43302

9.	Findlay Lincoln Street Office	One story building purchased in 1999 and opened in 2000.
201 Lincoln Street
Findlay, OH 45840

10.	Westerville Office	Two story building purchased in 2000 and opened in 2001.
17 N. State Street
Westerville, OH 43081

11.	Advantage Finance Main Street	Two story building purchased and opened in 2000.
141 S. Main Street
Marion, OH 43301
The Bank considers its physical properties to be in good operating condition (subject to reasonable wear and tear) and suitable for the purposes for which they are being used. The Bank ceased operations at its WalMart Office located inside the store at 2500 Tiffin Avenue, in Findlay, Ohio on April 1, 2005. This office, which had been in operation since 2001, had not attained the level of projected profitability. During 2006, the Bank will be closing its Bellefontaine office and will be consolidating the operations of Advantage Finance, Inc. into the Bank’s indirect lending department.

11.

ITEM 3 — LEGAL PROCEEDINGS
There is no pending litigation, other than routine litigation incidental to the business of the Corporation, Bank, Finance Company, or Commercial Financial of a material nature involving or naming the Corporation, Bank, Finance Company, or Commercial Financial as a defendant. Further, there are no material legal proceedings in which any director, officer, principal shareholder, affiliate of the Corporation, or security holder owning five percent of the Corporation’s common stock; or any associates of such persons is a party or has a material interest that is adverse to the Corporation, Bank, Finance Company, or Commercial Financial. None of the routine litigation in which the Corporation, Bank, Finance Company, or Commercial Financial is involved is expected to have a material adverse impact on the financial position or results of operations of the Corporation, Bank, Finance Company, or Commercial Financial.
The Company and its subsidiaries have not been required to pay a penalty to the IRS for failing to make disclosures required with respect to certain transactions that have been identified by the IRS as abusive or that have a significant tax avoidance purpose.
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matter was submitted to a vote of security holders during the fourth quarter of 2005.
PART II
ITEM 5 — MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The information set forth under the heading “Shareholder Information” on page 41 of the Annual Report is incorporated herein by reference.
Issuer Purchases of Equity Securities
The following table reflects shares repurchased by the Corporation during the fourth quarter, 2005. These shares were purchased as part of a program approved by the Corporation’s Board of Directors in June 2002. The Corporation has no publicly announced stock repurchase plans or programs.

				Maximum Number (or
			Total Number of	Approximate Dollar
	Total		Shares Purchased	Value) of Shares that
	Number	Average	as Part of Publicly	May Yet be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs
October 1, 2005 —October 31, 2005	2,320	$26.88	-0-	50,896
November 1, 2005 — November 31, 2005	580	$27.00	-0-	50,316
December 1, 2005 — December 31, 2005	-0-	$0.00	-0-	50,316
Total	2,900	$26.90	-0-	50,316
All shares were purchased in open-market transactions. The plan provides for a maximum repurchase of 10% of the Corporation’s common stock outstanding as of the date of the plan’s approval over a period of five years. Shares not purchased of each year’s 2% allocation are no longer considered for purchase as each anniversary date is reached.
ITEM 6 — SELECTED FINANCIAL DATA
The information set forth under the heading “Comparative Summary of Selected Financial Data” on page 2 of the Annual Report is incorporated herein by reference.
ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
The information set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 3 through 17, inclusive, of the Annual Report is incorporated herein by reference.

12.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information set forth under the heading “Quantitative and Qualitative Disclosures about Market Risk” on pages 17 through 19 of the Annual Report is incorporated herein by reference.
ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information contained in the consolidated financial statements and related notes and the report of independent registered public accounting firm thereon, on pages 20 through 41, inclusive, of the Annual Report is incorporated herein by reference.
ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no disagreements between the Corporation and its independent accountants on accounting and financial disclosures.
ITEM 9A — CONTROLS AND PROCEDURES
Commercial Bancshares, Inc. carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of December 31, 2005, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2005, in timely alerting them to material information required to be in the Corporation’s (including its consolidated subsidiaries) periodic SEC filings.
ITEM 9B — OTHER INFORMATION
None.
PART III
ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Information concerning Directors and Executive Officers of the Corporation appears under the captions “Board and Committee Membership”, “Committees of the Board”, “Information relating to Nominees and other Directors”, “Executive Officers”, and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Corporation’s Definitive Proxy Statement dated March 17, 2006 for the Annual Meeting of Shareholders to be held on April 12, 2006 and is incorporated herein by reference.
The Corporation has adopted a code of ethics that applies to its principal executive officer, principal financial officer, and principal accounting officer. A copy of the Corporation’s Code of Ethics may be viewed on the Corporation’s website, www.csbanking.com. In the event we make any amendment to, or grant any waiver of, a provision of our code of ethics, we intend to disclose such amendment or waiver, the reasons for it, and the nature of any waiver, the name of the person to whom it was granted, and the date, on our internet website.
ITEM 11 — EXECUTIVE COMPENSATION
Information concerning executive compensation appears, under the captions “Compensation of Directors”, “Executive Compensation”, “Supplemental Executive Retirement Plan”, “Deferred Compensation Plan”, “Stock Option Plan”, “Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values”,

13.

“Compensation Committee Interlocks and Insider Participation”, in the Corporation’s Definitive Proxy Statement dated March 17, 2006 for the Annual Meeting of Shareholders to be held on April 12, 2006 and is incorporated herein by reference.
ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information concerning security ownership of certain beneficial owners and management is contained under the captions “Voting Securities and Principal Holders Thereof”, “Information Relating to Nominees and other Directors”, and “Share Ownership of Management and Directors” in the Corporation’s Definitive Proxy Statement dated March 17, 2006 for the Annual Meeting of Shareholders to be held on April 12, 2006 and is incorporated herein by reference.
The following table includes information as of December 31, 2005 with respect to the 1997 Commercial Bancshares, Inc. Stock Option Plan, under which equity securities of the Corporation are authorized for issuance. The Corporation has no other compensation plans under which equity securities of the Corporation are authorized for issuance.

Number of securities
remaining available for
	Number of securities to be	Weighted-average	future issuance under
	issued upon exercise of	exercise price of	equity compensation
	outstanding options,	outstanding options,	plans (excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column[a])
	(a)	(b)	(c)
Equity Compensation plans approved by security holders	34,849	$25.21	92,202
ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Information concerning certain relationships and related transactions is contained under the captions “Related Transactions” and “Compensation Committee Interlocks and Related Transactions” in the Corporation’s Definitive Proxy Statement dated March 17, 2006 for the Annual Meeting of Shareholders to be held on April 12, 2006 and is incorporated herein by reference.
ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information concerning principal accountant fees and services is contained under the caption “Principal Accounting Firm Fees” of the Corporation’s Definitive Proxy Statement dated March 17, 2006 for the Annual Meeting of Shareholders to be held on April 12, 2006 and is incorporated herein by reference.
ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following Consolidated Financial Statements and related Notes to Consolidated Financial Statements, together with the report of the Independent Registered Public Accounting Firm dated February 23, 2006 appear on pages 20 through 41 of the Commercial Bancshares, Inc. 2005 Annual Report and are incorporated herein by reference.
1.	Financial Statements

Consolidated Balance Sheets December 31, 2005 and 2004

Consolidated Statements of Income for the Years Ended December 31, 2005, 2004 and 2003

14.

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements for the Years Ended December 31, 2005, 2004 and 2003

Report of Independent Registered Public Accounting Firm

Financial statement schedules are omitted as they are not required or are not applicable or because the required information is included in the consolidated financial statements or notes thereto.
(b)	EXHIBITS

Exhibit Number	Description of Document

3.1	Amended Articles of Incorporation of the Corporation
(incorporated by reference to Registrant’s Form 8-K dated April 27, 1995)

3.2	Code of Regulations of the Corporation
(incorporated by reference to Registrant’s Form 8-K dated April 27, 1995)

4	Form of Certificate of Common Shares of the Corporation
(incorporated by reference to Registrant’s Form 8-K dated April 27, 1995)

10.1	Commercial Bancshares, Inc. 1997 Stock Option Plan
(incorporated by reference to Appendix II to our Proxy Statement, as filed with the SEC on Schedule 14A on March 13, 1997)

10.2	Commercial Bancshares, Inc. Deferred Compensation Plan
(incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8, as filed with the SEC on March 17, 1999)

10.3	Commercial Bancshares Supplemental Executive Retirement Plan
(incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-K filed March 31, 2005)

10.4	Executive Employment Contract with Tracy Morgan, dated March 31, 2004
(incorporated by reference to Exhibit 10.4 to Registrant’s Form 10-K filed March 31, 2005)

10.5	Executive Employment Contract with Scott A. Oboy, dated June 8, 2005

13	Annual Report to Shareholders for the Year Ended 2005

21	Subsidiaries of the Registrant

23.1	Consent of Plante & Moran, PLLC

31.1	Certification by CEO Pursuant to Sarbanes Oxley Section 302

15.

Exhibit Number	Description of Document

31.2	Certification by CFO Pursuant to Sarbanes Oxley Section 302

32.1	Certification by CEO Pursuant to Sarbanes Oxley Section 906

32.2	Certification by CFO Pursuant to Sarbanes Oxley Section 906
All of such previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-K. Such documents are available to shareholders without charge upon request from the Issuer.

16.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the under signed, thereunto duly authorized.

03/31/2006	COMMERCIAL BANCSHARES, INC.
Date

	By:	/s/PHILIP W. KINLEY

Philip W. Kinley, President and CEO
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2006.

Signatures

/s/PHILIP W. KINLEY
Philip W. Kinley
President and Principal Executive Officer

/s/SCOTT A. OBOY
Scott A. Oboy
Senior Vice President and Chief Financial Officer

/s/RICHARD SHEAFFER
Richard Sheaffer
Director, Chairman of the Board

/s/DANIEL E. BERG
Daniel E. Berg
Director

/s/J. WILLIAM BREMYER
J. William Bremyer
Director

/s/LYNN R. CHILD
Lynn R. Child
Director

/s/MARK DILLON
Mark Dillon
Director

Signatures

/s/EDWIN G. EMERSON
Edwin G. Emerson
Director

/s/HAZEL FRANKS
Hazel Franks
Director

/s/DEBORAH J. GRAFMILLER
Deborah J. Grafmiller
Director

/s/KURT D. KIMMEL
Kurt D. Kimmel
Director

/s/MICHAEL A. MASTRO
Michael A. Mastro
Director

/s/MICHAEL A. SHOPE
Michael A. Shope
Director

/s/DOUGLAS C. SMITH
Douglas C. Smith
Director

17.

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1	Amended Articles of Incorporation of the Corporation
(incorporated by reference to Registrant’s Form 8-K dated April 27, 1995)

3.2	Code of Regulations of the Corporation
(incorporated by reference to Registrant’s Form 8-K dated April 27, 1995)

4	Form of Certificate of Common Shares of the Corporation
(incorporated by reference to Registrant’s Form 8-K dated April 27, 1995)

10.1	Commercial Bancshares, Inc. 1997 Stock Option Plan
(incorporated by reference to Appendix II to our Proxy Statement, as filed with the SEC on Schedule 14A on March 13, 1997)

10.2	Commercial Bancshares, Inc. Deferred Compensation Plan
(incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8, as filed with the SEC on March 17, 1999)

10.3	Commercial Bancshares Inc. Supplemental Executive Retirement Plan
(incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-K filed March 31, 2005)

10.4	Executive Employment Contract with Tracy Morgan, dated as of March 31, 2004
(incorporated by reference to Exhibit 10.4 to Registrant’s Form 10-K filed March 31, 2005)

10.5	Executive Employment Contract with Scott A. Oboy, dated June 8, 2005

13	Annual Report to Shareholders for the Year Ended 2005

21	Subsidiaries of the Registrant

23.1	Consent of Plante & Moran, PLLC

31.1	Certification by CEO Pursuant to Sarbanes Oxley Section 302

31.2	Certification by CFO Pursuant to Sarbanes Oxley Section 302

32.1	Certification by CEO Pursuant to Sarbanes Oxley Section 906

32.2	Certification by CFO Pursuant to Sarbanes Oxley Section 906

18.