Form 10-Q
period 2006-03-31
COMMERCIAL BANCSHARES INC \OH\
filed 2006-05-15
CIK 1009976

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period ended March 31, 2006. Commission File Number 000-27894
COMMERCIAL BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

OHIO	34-1787239
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
118 S. Sandusky Avenue, Upper Sandusky, Ohio 43351
(Address of principal executive offices including zip code)
Registrant’s telephone number, including area code: (419) 294-5781
N/A
(Former Name, Former Address and Former Fiscal Year,
if Changed Since Last Report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (check one).
Large accelerated filer ☐ Accelerated Filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 11, 2006, the last practicable date, there were 1,157,135 outstanding of the registrant’s common shares, no par value.

COMMERCIAL BANCSHARES, INC.

2.

COMMERCIAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(Amounts in thousands)	2006	2005
ASSETS
Cash	$6,543	$6,605
Federal funds sold	2,120	—

Cash and cash equivalents	8,663	6,605

Securities available for sale	55,545	56,931
Total loans	218,343	227,681
Allowance for loan losses	(2,632)	(2,755)

Loans, net	215,711	224,926
Premises and equipment, net	6,948	6,385
Accrued interest receivable	1,570	1,440
Other assets	7,343	7,160

Total assets	$295,780	$303,447

LIABILITIES
Deposits
Noninterest-bearing demand	$23,289	$27,659
Interest-bearing demand	75,039	72,695
Savings and time deposits	103,244	104,466
Time deposits $100,000 and greater	42,578	43,686

Total deposits	244,150	248,506
FHLB advances	29,500	31,100
Other borrowed funds	—	1,870
Accrued interest payable	331	330
Other liabilities	157	116

Total liabilities	274,138	281,922

SHAREHOLDERS’ EQUITY
Common stock, no par value; 4,000,000 shares authorized, 1,178,938 shares issued in 2006 and 2005	11,169	11,159
Retained earnings	12,281	11,985
Deferred compensation plan shares, at cost, 17,456 shares in 2006, and 17,086 shares in 2005	(434)	(424)
Treasury stock, 20,313 shares in 2006, 18,600 shares in 2005	(557)	(497)
Accumulated other comprehensive income	(817)	(698)

Total shareholders’ equity	21,642	21,525

Total liabilities and shareholders’ equity	$295,780	$303,447

See notes to the consolidated financial statements.

3.

COMMERCIAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
(Amounts in thousands, except per share data)	2006	2005
Interest income
Interest and fees on loans	$4,162	$3,548
Interest on securities:
Taxable	433	450
Nontaxable	189	177
Other interest income	21	9

Total interest income	4,805	4,184

Interest expense
Interest on deposits	1,587	1,222
Interest on borrowings	401	198

Total interest expense	1,988	1,420

Net interest income	2,817	2,764
Provision for loan losses	180	220

Net interest income after provision for loan losses	2,637	2,544

Noninterest income
Service fees and overdraft charges	381	444
Gains on sale of securities, net	—	25
Other income	335	182

Total noninterest income	716	651

Noninterest expense
Salaries and employee benefits	1,402	1,331
Occupancy, furniture and equipment	300	304
State taxes	113	102
Data processing	197	197
FDIC deposit insurance	17	17
Professional fees	92	66
Amortization of intangibles	4	64
Loss on sale of repossessed assets	37	35
Other operating expense	522	532

Total noninterest expense	2,684	2,648

Income before income taxes	669	547
Income tax expense	154	116

Net income	$515	$431

Basic earnings per common share	$.44	$.37

Diluted earnings per common share	$.44	$.37

See notes to the consolidated financial statements.

4.

COMMERCIAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended
	March 31,
(Amounts in thousands, except per share data)	2006	2005
Balance at beginning of period	$21,525	$21,786

Comprehensive income:
Net income	515	431
Change in net unrealized gain (loss) on securities available for sale, net of reclassification and tax effects	(119)	(615)

Total comprehensive income	396	(184)

Treasury stock purchased, 3,908 shares in 2006, 3,028 shares in 2005	(111)	(81)

Treasury stock issued under stock option plans, 2,195 shares in 2006, 193 shares in 2005	52	4

Treasury stock reissued for deferred compensation plan, 0 shares in 2006, 1,024 shares in 2005	—	22

Dividends paid ($.19 and $.19 per share in 2006 and 2005)	(220)	(223)

Balance at end of period	$21,642	$21,324

See notes to the consolidated financial statements.

5.

COMMERCIAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
	($ in thousands)
Cash flows from operating activities
Net income	$515	$431
Adjustments	184	329

Net cash from operating activities	699	760

Cash flows from investing activities
Securities available for sale
Purchases	—	(5,811)
Maturities and repayments	1,182	2,604
Sales	—	1,484
Net change in loans	8,962	1,192
Proceeds from sale of foreclosed/repossessed assets	47	206
Bank premises and equipment expenditures	(728)	(118)

Net cash from investing activities	9,463	(443)

Cash flows from financing activities
Net change in deposits	(4,355)	(1,732)
Increase in FHLB advances	5,000	500
Decrease in FHLB advances	(6,600)	(4,500)
Net change in federal funds purchased	(1,870)	1,600
Treasury shares purchased	(111)	(77)
Treasury shares reissued for stock options	52	22
Cash dividends paid	(220)	(223)

Net cash from financing activities	(8,104)	(4,410)

Net change in cash and cash equivalents	2,058	(4,093)

Cash and cash equivalents at beginning of period	6,605	10,254

Cash and cash equivalents at end of period	$8,663	$6,161

Supplemental disclosures
Cash paid for interest	$1,987	$1,381
Cash paid for income taxes	0	90
Non-cash transfer of loans to foreclosed/repossessed assets	105	224
See notes to the consolidated financial statements.

6.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation: The accompanying consolidated financial statements include the accounts of Commercial Bancshares, Inc. (the “Corporation”) and its wholly-owned subsidiaries, Commercial Financial and Insurance Agency, LTD (“Commercial Financial”) and The Commercial Savings Bank (the “Bank”) and the Bank’s wholly-owned subsidiary Advantage Finance, Inc. (“Advantage”). The Bank also owns a 49% interest in Beck Title Agency, Ltd. which is accounted for using the equity method of accounting. All significant inter-company balances and transactions have been eliminated in consolidation. In January 2006, the Board of Directors approved plans to consolidate the operations of Advantage Finance into the Bank and discontinue out-of-state lending.
These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Corporation at March 31, 2006, and results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances. The Annual Report for the Corporation for the year ended December 31, 2005, contains consolidated financial statements and related notes, which should be read in conjunction with the accompanying consolidated financial statements.
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
Business Segments: While the Corporation’s chief decision-makers monitor the revenue streams of various products and services, operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, all of the Corporation’s operations are considered by management to be aggregated in one reportable segment.
Recently Adopted Accounting Standards: In December 2004, the FASB re-issued SFAS No. 123 “Accounting for Stock-Based Compensation,” effective for the year ending December 31, 2006. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as expense in the income statement based on their fair values. Prior to SFAS 123R, only certain pro forma disclosures of fair value were required. The amount of compensation is measured at the fair value of the options when granted, and this cost is expensed over the required service period, which is normally the vesting period of the options. SFAS 123R applies to awards granted or modified after January 1, 2006. Compensation cost is also recorded for prior option grants that vest after the date of adoption.
Financial Statement Presentation: Certain items in prior financial statements have been reclassified to conform to the current presentation of information.

7.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2 — EARNINGS PER SHARE
Weighted average shares used in determining basic and diluted earnings per share for the period ending March 31, are as follows:

	2006	2005
Weighted average shares outstanding during the period	1,159,351	1,172,117
Dilutive effect of exercisable stock options	3,042	2,605

Weighted average shares considering dilutive effect	1,162,393	1,174,722

At March 31, 2006 and 2005 there were 13,200 and 13,200 stock options that were not considered in computing diluted earnings per share because they were anti-dilutive.
NOTE 3 — LOANS
Loans were as follows:

	March 31, 2006	December 31, 2005
	($ in thousands)
Commercial and agriculture loans	$147,211	$154,267
Residential real estate loans	9,310	10,291
Residential construction loans	1,511	616
Home equity loans	18,692	18,982
Consumer and credit card loans	13,308	15,255
Consumer finance loans	28,311	28,270

Total loans	$218,343	$227,681

Loan balances are reported net of deferred origination fees of $101,000 and $103,000 for March 31, 2006 and December 31, 2005, respectively. The balances are also net of $5,348,000 and $5,252,000 of unearned income for March 31, 2006 and December 31, 2005 respectively, the majority of which is due to activity of Advantage Finance.
Activity in the allowance for loan losses for the three months ended March 31 was as follows:

	2006	2005
	($ in thousands)
Beginning balance	$2,755	$2,503
Provision for loan loss	180	220
Loans charged off	(413)	(259)
Recoveries of loans previously charged-off	110	61

Ending balance	$2,632	$2,525

Impaired loans were as follows:

	March 31, 2006	December 31, 2005
	($ in thousands)
Period-end loans with no allocated allowance	$1,847	$1,627
Period-end loans with allocated allowance	309	285

Total	$2,156	$1,912

Amount of allowance for loan loss allocated	$27	$9

8.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Nonperforming loans were as follows:

	March 31, 2006	December 31, 2005
	($ in thousands)
Loans past due over 90 days still on accrual	$178	$124
Nonaccrual loans	2,156	1,912
The impaired and nonperforming loans have been considered in management’s evaluation of the adequacy of the allowance for loan losses.
NOTE 4 — OTHER COMPREHENSIVE INCOME
Other comprehensive income for the three months ended March 31 was as follows:

	2006	2005
	($ in thousands)
Unrealized holding gains (losses) on securities available for sale	$(180)	$(907)
Less: Reclassification adjustment for losses (gains) recognized in income	—	(25)

Net unrealized holding gains (losses)	(180)	(932)
Tax effect	61	317

Other comprehensive income	$(119)	$(615)

NOTE 5 — STOCK COMPENSATION:
Employee compensation expense under stock option plans for 2005 is reported using the intrinsic value method as estimated using a Black Scholes option pricing model. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (in thousands except per share data).
Earnings for the three months ended March 31 was as follows:

	2006	2005
Income as reported	$515	$431
Deduct: Stock-based compensation expense determined under fair value based method	—	1

Pro forma net income	515	430
Pro forma earnings per share
Basic	$.44	$.37
Diluted	.44	.37

Earnings per share as reported
Basic	$.44	$.37
Diluted	.44	.37
Under the amended statement, SFAS No.123R, Accounting for Stock-Based Compensation, compensation cost for existing options vesting after the adoption date for year ending December 31, 2006 resulted in less than $1,000.00 of additional compensation expense.

9.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 1A. Risk Factors
There have been no material changes from risk factors as previously disclosed in Part I, Item 1.A. of Commercial Bancshares, Inc.’s 10-K filed on March 31, 2006.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
The following discussion focuses on the consolidated financial condition of Commercial Bancshares, Inc. at March 31, 2006, compared to December 31, 2005, and the consolidated results of operations for the quarterly period ending March 31, 2006 compared to the same period in 2005. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements and related footnotes.
The registrant is not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on the liquidity, capital resources or operations except as discussed herein. Also, the Corporation is not aware of any current recommendations by regulatory authorities that would have such effect if implemented.
The Corporation is designated as a financial holding company by the Federal Reserve Bank of Cleveland. This status enables the Corporation to take advantage of changes in existing law made by the Financial Modernization Act of 1999. As a result of being a financial holding company, the Corporation may be able to engage in an expanded listing of activities determined to be financial in nature. This will help the Corporation remain competitive in the future with other financial service providers in the markets in which the Corporation does business. There are more stringent capital requirements associated with being a financial holding company. The Corporation intends to maintain its categorization as a “well capitalized” bank, as defined by regulatory capital requirements.
This quarterly discussion includes three tables detailing the dollar and percent changes in ending and average balances for the analysis of the “Financial Condition” section as well as the quarterly changes in income and expense items for the “Results of Operations” section. The reader should be able to get a clearer picture of the Corporation’s overall performance when coupled with the existing yield analysis tables.
FORWARD-LOOKING STATEMENTS
Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties. When used herein, the terms “anticipates,” “plans,” “expects,” “believes” and similar expressions as they relate to the Corporation or its management are intended to identify such forward-looking statements. The Corporation’s actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, interest rate environment, competitive conditions in the financial services industry, changes in law, government policies and regulations, and rapidly changing technology affecting financial services.

10.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CRITICAL ACCOUNTING POLICIES
The financial institution industry is highly regulated. The nature of the industry is such that, other than described below, the use of estimates and management judgment are not likely to present a material risk to the financial statements. In cases where estimates or management judgment are required, internal controls and processes are established to provide assurance that such estimates and management judgments are materially correct to the best of management’s knowledge. The most significant accounting policies followed by the Corporation are presented in Note 1 to the consolidated financial statements. These policies provide information on how those values are determined. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumption, and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management views the determination of the allowance for loan losses to be a critical accounting policy.
Allowance for loan losses — Accounting for loan classifications, accrual status, and determination of the allowance for loan losses is based on regulatory guidance. This guidance includes, but is not limited to, generally accepted accounting principles, guidance issued by the Securities and Exchange Commission, the uniform retail credit classification and account management policy issued by the Federal Financial Institutions Examination Council, and the joint policy statement on the allowance for loan losses methodologies, issued by the Federal Financial Institutions Examination Council, Federal Deposit Insurance Corporation, and various other regulatory agencies. Accordingly, the allowance for loan losses includes a reserve calculation based on an evaluation of loans determined to be impaired, risk ratings, historical losses, loans past due, general and local economic conditions, trends, portfolio concentrations, collateral value and other subjective factors.
FINANCIAL CONDITION
Total assets decreased by $7,667,000 or 2.53% in the three month period ended March 31, 2006 compared to a decrease of $4,858,000 or 1.64% for the same period last year, March 31, 2005. Total liabilities decreased $7,784,000 or 2.76% during the first quarter, 2006 compared to a decrease of $4,396,000 or 1.60% from the same quarter last year. A short-term, cash-collateralized loan of $4,000,000 was paid off in the first quarter of the year reducing current balances, like amounts, in both loans and non-interest bearing demand deposits. Excluding this match-funded loan, the total reduction in the loan portfolio since year-end 2005 equates to $5,338,000. This decrease can be partially attributed to the continued run-off of the Tatonka portfolio, pay downs on agriculture loans prior to the new planting season, and the sale of the Company’s credit card portfolio along with pay offs in short-term commercial loans and a slow down in consumer lending. As these loans were repaid, the funds were used to pay down borrowings of $3,470,000, with the remaining surplus of approximately $2,000,000 invested in federal funds. The prior year saw that same pattern occur in terms of reducing the matched loan and non-interest bearing balances, but funds were redeployed as new draws were made on commercial real estate loans.
The allowance for loan losses has decreased $123,000 since December 31, 2005 compared to an increase of $22,000 for the same period between March 31, 2005 and December 31, 2004. This shrinkage is primarily due to the reduced reserve needed for loan run-off and the elimination of the required reserves for the credit card portfolio sold and the elimination of the overdraft protection program. The reserve stands at 1.21% at the end of March 31, 2006. This compares to a reserve of 1.21% at year-end 2005 and a reserve of 1.19% at the end of March 31, 2005.

11.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Total non-earning assets increased $876,000 from December 31, 2005 compared to an increase of $86,000 for the same period last year. As the new operations center nears completion, furniture, equipment and other related assets are being purchased and held in construction in process. Construction in process represents 82.53% or $723,000 of the total increase in non-earning assets from year-end. The increase in accrued interest receivable of $130,000 is primarily due to semi-annual paying securities rebuilding their receivable balances and the increase of $183,000 in other assets is due primarily to the increased value in the company-owned life insurance, additions to the repossessed inventory account and an increase in prepaid expenses due to timing.

	ENDING BALANCES AS OF THE DATE SHOWN
(in thousands)	03/31/06	12/31/05	$ Chg	% Chg	03/31/05	12/31/04	$ Chg	% Chg
Cash & Fed funds	8,663	6,605	2,058	31.16	6,161	10,254	(4,093)	(39.92)
Securities AFS	55,545	56,931	(1,386)	(2.43)	60,655	59,883	772	1.29
Gross loans	218,343	227,681	(9,338)	(4.10)	212,592	214,193	(1,601)	(0.75)
Allowance for loan losses	(2,632)	(2,755)	123	(4.46)	(2,525)	(2,503)	(22)	0.88

Loans, net	215,711	224,926	(9,215)	(4.10)	210,067	211,690	(1,623)	(0.77)
Premises & Equipment	6,948	6,385	563	8.82	6,265	6,321	(56)	(0.89)
Accrued interest receivable	1,570	1,440	130	9.03	1,489	1,036	453	43.73
Other Assets	7,343	7,160	183	2.56	7,155	7,466	(311)	(4.17)

Total assets	295,780	303,447	(7,667)	(2.53)	291,792	296,650	(4,858)	(1.64)

Noninterest-bearing demand	23,289	27,659	(4,370)	(15.80)	21,517	26,882	(5,365)	(19.96)
Interest-bearing demand	75,039	72,695	2,344	3.22	71,674	72,599	(925)	(1.27)
Savings and time deposits	103,244	104,466	(1,222)	(1.17)	109,370	107,416	1,954	1.82
Time deposits of $100k	42,578	43,686	(1,108)	(2.54)	44,881	42,277	2,604	6.16

Total deposits	244,150	248,506	(4,356)	(1.75)	247,442	249,174	(1,732)	(0.70)
FHLB advances	29,500	31,100	(1,600)	(5.14)	20,600	24,600	(4,000)	(16.26)
Other borrowed funds	—	1,870	(1,870)	—	1,600	—	1,600	—
Accrued interest payable	331	330	1	0.30	343	303	40	13.20
Other liabilities	157	116	41	35.34	483	787	(304)	(38.63)

Total liabilities	274,138	281,922	(7,784)	(2.76)	270,468	274,864	(4,396)	(1.60)
Shareholders’ equity	21,642	21,525	117	.54	21,324	21,786	(462)	(2.12)

Total liabilities & equity	295,780	303,447	(7,667)	(2.53)	291,792	296,650	(4,858)	(1.64)

Total deposits have decreased $4,356,000 or 1.75% from December 31, 2005, $4,000,000 is the aforementioned match-funded loan. The decrease in savings and time deposits of $2,330,000 is attributable to the runoff of brokered deposits and public funds. These lost footings have been replaced with new DDA products for a net decrease of $356,000, excluding the match-funded loan, for the three-month period. During the same period last year, also factoring out the match-funded loan of $4,500,000, net deposits grew by $2,768,000. The majority of this growth was in brokered deposits. At that time, management decided to be less aggressive in public fund bidding as well as allowing brokered deposits to runoff in order to strengthen the Corporation’s earning power in a sustained rising interest rate environment. In addition, for the current year, emphasis was placed on building non-interest bearing

12.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
demand and lower interest bearing demand deposits while utilizing loan repayments to pay down the higher interest rate borrowings. To this end, the effect on the Coporation’s net interest margin has been somewhat stabilized at 4.24% for the period ending March 31, 2006 compared to 4.27% for the same period last year ending March 31, 2005.
Total shareholders’ equity reflects current earnings of $515,000, less dividends paid of $220,000 for the first quarter. The change in unrealized fair market value of securities available for sale decreased the equity value by $119,000 Treasury Stock activity further reduced equity by $59,000.
AVERAGE DAILY BALANCES FOR THE PERIODS SHOWN

	Three Months Ended March 31
(dollars in thousands)	2006	2005	$ Chg	% Chg
Cash & Fed funds	8,114	8,008	106	1.32
Securities AFS	56,439	60,560	(4,121)	(6.80)
Gross loans	221,849	210,972	10,877	5.16
Allowance for loan losses	(2,738)	(2,537)	(201)	7.92

Loans, net	219,111	208,435	10,676	5.12
Premises & Equipment	6,672	6,320	352	5.57
Accrued interest receivable	1,601	1,399	202	14.44
Other Assets	7,675	7,352	323	4.39

Total assets	299,612	292,074	7,538	2.58

Noninterest-bearing demand	22,470	22,318	152	0.68
Interest-bearing demand	74,344	71,715	2,629	3.67
Savings and time deposits	102,771	108,606	(5,835)	(5.37)
Time deposits of $100k	42,509	44,871	(2,362)	(5.26)

Total deposits	242,094	247,510	(5,416)	(2.19)
FHLB advances	34,749	20,900	13,849	66.26
Other borrowed funds	141	432	(291)	(67.36)
Accrued interest payable	395	371	24	6.47
Other liabilities	378	988	(610)	(61.74)

Total liabilities	277,757	270,201	7,556	2.80
Shareholders’ equity	21,855	21,873	(18)	(0.08)

Total liabilities & equity	299,612	292,074	7,538	2.58

Average asset balances for the three-month period have increased $7,538,000 or 2.58% over the same period in 2005. The average loan balance during the first quarter this year versus last year reflects more than $10,000,000 in additional footings. This loan growth has been funded through a combination of FHLB advances and proceeds from sale of securities. Due to intense competition, core deposit growth at reasonable rates has proven difficult to obtain.
RESULTS OF OPERATIONS
     Net income for the three months ended March 31, 2006 was $515,000, an increase of $84,000 from the same period in 2005. Diluted earnings per share increased to $.44 from $.37 for the quarters ended March

13.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
31 in the respective years. Discussed below are the major factors that have influenced these operating results. The first table details the variance amounts and percentages for the three-month period. The subsequent yield analysis table details the combination of changing portfolio balance mixes and the earning power behind the rates associated with those balances. Interest income on the yield analysis has been adjusted to show taxable equivalents in order to compare pre-tax earning power.
Net interest income, the primary source of earnings, is the amount by which interest and fees on loans and investments exceed the interest cost of deposits and borrowings obtained to fund them. The volume and composition of interest-earning assets and interest-bearing liabilities, as well as the level of noninterest-bearing demand deposits and shareholders’ equity, affect net interest income. Also impacting net interest income is the susceptibility of interest-earning assets and interest-bearing liabilities to changes in the general market level of interest rates. Management attempts to manage the repricing of assets and liabilities so as to achieve a stable level of net interest margin. This is accomplished through the pricing and promotion of various loan and deposit products as well as the active management of the Corporation’s portfolio of securities available for sale and borrowed funds.
CONSOLIDATED STATEMENTS OF INCOME FOR THE PERIODS SHOWN

	Three Months Ended March 31
(dollars in thousands)	2006	2005	$ Chg	% Chg
Interest and fees on loans	4,162	3,548	614	17.31
Taxable interest on securities	433	450	(17)	(3.78)
Tax-free interest on securities	189	177	12	6.78
Other interest income	21	9	12	133.33

Total interest income	4,805	4,184	621	14.84

Interest on deposits	1,587	1,222	365	29.87
Interest on borrowings	401	198	203	102.53

Total interest expense	1,988	1,420	568	40.00

Net interest income	2,817	2,764	53	1.92
Provision for loan losses	180	220	(40)	(18.18)

Net interest after PLL	2,637	2,544	93	3.66

Service and overdraft fees	381	444	(63)	(14.19)
Gains/(losses) on asset sales	—	25	(25)	—
Other income	335	182	153	84.07

Total other income	716	651	65	9.98

Salaries and employee benefits	1,402	1,331	71	5.33
Occupancy, furniture & equip	300	304	(4)	(1.32)
State taxes	113	102	11	10.78
Data processing	197	197	—	—
FDIC deposit insurance	17	17	—	—
Professional fees	92	66	26	39.39
Loss on the sale of repossessed assets	37	35	2	5.71

14.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Three Months Ended March 31
(dollars in thousands)	2006	2005	$ Chg	% Chg
Amortization of intangibles	4	64	(60)	(93.75)
Other operating expense	522	532	(10)	(1.88)

Total other expense	2,684	2,648	36	1.36

Income before taxes	669	547	122	22.30
Income taxes	154	116	38	32.76

Net income	515	431	84	19.49

Interest income for the three-month period ending March 31, 2006 was $621,000 more than the prior year’s first quarter. On a fully-taxable equivalent basis, the increase is $624,000 or 14.63%. This increase is a result of rate increases and higher average balances on interest earning assets of $6,925,000. As rate increases have an immediate impact on maturing certificates of deposits that are renewed and borrowings, its affect on loans are slower . Although the majority of the Corporation’s loan portfolio is adjustable, the rate adjustments are often fixed for one, two or three years from the anniversary of the loan’s origination creating a delay in the current earning rate. Interest costs have grown $568,000 over the prior year’s first quarter resulting in an increase in net interest income of $56,000 on a fully-taxable basis, $53,000 on an unadjusted dollar amount.
The provision for loan losses, at $180,000, is $40,000 less than last year, providing the Corporation with an increase of $93,000 in net interest income after the provision for loan loss. Although net charge offs for the current quarter are $105,000 higher than the prior year’s first quarter, no additional provisions were required. Management determines the adequacy of the allowance for loan losses through its analysis of specific problem loans and historical charge-off experience in addition to its evaluation of local and national economic conditions. The Corporation believes the current balance in the allowance for loan losses is sufficient to cover probable identified losses in the loan portfolio.
Non-interest income totaled $716,000 for the first quarter of 2006. This represents an increase of $65,000 or 9.98% over the same period in 2005. This increase is primarily due to the gain on the sale of the Company’s credit card portfolio of $176,000, which helped to mitigate the decreases in overdraft and service fees and ATM income. The continued decline in other non-interest income, excluding the credit card sale, is adding to an already heavy overhead burden.
Total non-interest expense increased $36,000 in the three months of the first quarter 2006 compared to the same period during 2005. Increases came primarily through increased personnel expenses of $71,000 and an additional $26,000 in professional fees. Increased personnel expenses represent the normal and customary cost of living increases along with subsequent payroll taxes based on wages paid. Other personnel expense increases came from higher hospitalization expenses and an increase in workman’s compensation rates. Factors contributing to the increase in professional fees are consulting and legal services. Offsetting overall non-interest expense is the elimination of the amortization of mortgage servicing rights as this asset was fully amortized during 2005. Reductions in other operating expenses were in loan expenses, courier service, cash letter charges and advertisement expenses. Efforts to scale back operating expenses are at the forefront this year. The consolidation of Advantage Finance’s operations into the Bank’s indirect lending department, the closing of the Bellefontaine Avenue branch in Marion due to insufficient growth and profitability and the opening of an operations center to reduce processing costs are the Corporation’s objectives for the current year. These objectives will not produce

15.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
immediate results but once completed will begin to ease the Company’s overhead burden.
The following table provides an analysis of the average balances, yields and rates on interest-earning assets and interest-bearing liabilities.

	Three Months Ended March 31,
	2006			2005
	Average		Average	Average	Average
	balance	Interest	yield/rate	balance	Interest yield/rate
	($ in thousands)
Securities (1)	$58,343	$728	5.06%	$62,094	$718	4.69%
Loans (2)	219,111	4,162	7.70	208,435	3,548	6.90

Total interest-earning assets	277,454	4,890	7.15	270,529	4,266	6.40
Other assets	22,158			21,545

Total assets	$299,612			$292,074

Deposits — interest bearing	$219,624	1,587	2.93%	$225,192	1,222	2.20%
Borrowed funds	34,890	401	4.66	21,332	198	3.77

Total interest-bearing deposits and borrowings	$254,514	1,988	3.17	$246,524	1,420	2.34
Noninterest-bearing demand deposits	22,470			22,318
Other liabilities	773			1,359
Shareholder’s equity	21,855			21,873

Total liabilities and shareholders’ equity	$299,612			$292,074

Net interest income		$2,902			$2,846

Interest rate spread			3.98%			4.06%

Net interest margin (3)			4.24%			4.27%

(1)	Securities include federal funds sold for purposes of this yield table. Average yields on all securities have been computed based on amortized cost. Income on tax exempt securities has been computed on a fully-taxable equivalent basis using a 34% tax rate and a 20% disallowance of interest expense deductibility under TEFRA rules. The amount of such adjustment was $85,000 and $82,000 for 2006 and 2005, respectively.

(2)	Average balance is net of deferred loan fees and loan discounts. Interest income includes loan fees of

16.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

$162,000 and $169,000 and deferred dealer reserve expense of $83,000 and $55,000 in 2006 and 2005.

(3)	Net interest income as a percentage of average interest-earning assets.
The Corporation’s quarterly income, before taxes for 2006, was $122,000 more than in 2005, due to the net of all of the above changes. Taxes for the first quarter increased $38,000, primarily due to increased earnings, resulting in net income after taxes of $515,000, an increase of $84,000 from the first quarter 2005. As mentioned earlier, 2006 is the year to rebuild and restructure the Company’s operations in order to increase efficiencies and curtail the escalating processing fees. Management believes the appropriate steps have been and are being taken to address the issues discussed above with emphasis on improving the bottom line.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The Company has certain obligations and commitments to make future payments under contracts. At March 31, 2006, the aggregate contractual obligations and commitments are:
Contractual obligations

	Payments Due by Period
		Less Than	1-3	3-5	After
(in thousands)	Total	One Year	Years	Years	5 Years
Time deposits and certificates of deposit	$128,110	$67,208	$55,027	$4,729	$1,146

Borrowed funds	29,500	18,000	11,500	—	—

Total	$157,610	$85,208	$66,527	$4,729	$1,146

Other commitments

	Amount of Commitment – Expiration by Period
		Less Than	1-3	3-5	After
(in thousands)	Total	One Year	Years	Years	5 Years
Commitments to extend commercial credit	$16,789	$8,440	$3,438	$45	$4,866
Commitments to extend consumer credit	11,566	278	1,166	508	9,614

Standby letters of credit	2,208	183	2,000	—	25

Total	$30,563	$8,901	$6,604	$553	$14,505

Items listed above under “Contractual obligations” represent standard bank financing activity under normal terms and practices. Such funds normally roll-over or are replaced by like items depending on then-current financing needs. Items shown under “Other commitments” also represent standard bank activity, but for extending credit to bank customers. Commercial credits generally represent lines of credit or approved loans with drawable funds still available under the contract terms. On an on-going basis, about half of these amounts are expected to be drawn. Consumer credits generally represent amounts drawable under revolving home equity lines or credit card programs. Such amounts are usually deemed less likely to be drawn upon in total as consumers tend not to draw down all amounts on such lines. Utilization rates tend to be fairly constant over time. Standby letters of credit represent guarantees to finance specific projects whose primary source of financing come from other sources. In the unlikely event of the other source’s failure to provide sufficient financing, the bank would be called upon to fill the need. The bank is also continually engaged in the process of approving new loans in a

17.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
bidding competition with other banks. Terms of possible new loans are approved by management and Board committees, with caveats and possible counter terms made to the applicant customers. Those customers may accept those terms, make a counter proposal, or accept terms from a competitor. These loans are not yet under contract, but offers have been tendered, and would be required to be funded if accepted. Such agreements represent approximately $492,000 at March 31, 2006, for various possible maturity terms.
LIQUIDITY AND CAPITAL RESOURCES
The Corporation’s liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities, which are summarized in the Condensed Consolidated Statements of Cash Flows. Cash and cash equivalents amounted to $8,663,000 at March 31, 2006 compared to $6,605,000 at December 31, 2005.
Liquidity refers to management’s ability to generate sufficient cash to fund current loan demand, meet deposit withdrawals, pay operating expenses and meet other financial obligations. The principal sources of funds for the Company are deposits, loan repayments and maturities, FHLB borrowings, sale of securities, and funds generated through operations. Management believes that its sources of liquidity are adequate to meet the needs of the Corporation.
Net cash flows, resulted in an increase of $2,058,000 in cash and cash equivalents since December 31, 2005. This increase is primarily due to loan repayments and payoffs of $8,962,000. During the same period in 2005, cash and cash equivalents decreased $4,093,000, primarily resulting from decreased deposits of $1,732,000 and the repayment of FHLB borrowings of $4,500,000.
Banking regulations have established minimum capital requirements for banks including risk-based capital ratios and leverage ratios. Regulations require all banks to have a minimum total risk-based capital ratio of 8%, with half of the capital composed of core capital. Minimum leverage ratio requirements range from 3% to 5% of total assets. Core capital, or Tier 1 capital, includes common equity, perpetual preferred stock and minority interests that are held by others in consolidated subsidiaries minus intangible assets. Supplementary capital, or Tier 2 capital, includes core capital and such items as mandatory convertible securities, subordinated debt and the allowance for loan losses, subject to certain limitations. Qualified Tier 2 capital can equal up to 100% of an institution’s Tier 1 capital with certain limitations in meeting the total risk-based capital requirements.
At March 31, 2006, the Bank’s leverage ratio was 7.38% and the risk-based capital ratio was 10.45%, both of which exceeded the minimum regulatory requirements to be considered well-capitalized. The Corporation’s leverage and risk-based capital ratios were 7.49% and 10.60% at March 31, 2006, exceeding well-capitalized levels. Should it become necessary to raise capital to expand the activities of the Corporation, there are sufficient un-issued shares to effect a merger, or solicit new investors.

18.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Interest rate risk is managed regularly through the Corporation’s Asset/Liability Management Committee (ALCO). The two primary methods to monitor and manage interest rate risk are rate-sensitivity gap analysis and review of the effects of various interest rate shock scenarios. Based upon ALCO’s review, there has been no significant change in the interest rate risk of the Corporation since year-end 2005. (See Quantitative and Qualitative Disclosures about Market Risk contained in the Annual Report to Shareholders for the year ended December 31, 2005.)
Item 4 — Controls and Procedures
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Corporation conducted an evaluation of its disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(e). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of the end of the period covered by this report.
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

19.

COMMERCIAL BANCSHARES, INC.
FORM 10-Q
Quarter ended March 31, 2006
PART II — OTHER INFORMATION
Item 1 — Legal Proceedings:
There are no matters required to be reported under this item.
Item 2 — Unregistered Sales of Securities and Use of Proceeds:
The following table reflects shares repurchased by the Corporation during the first quarter, 2006. These shares were purchased as part of a program approved by the Corporation’s Board of Directors in June, 2002. The Corporation has no publicly announced stock repurchase plans or programs.

			Total Number of
		Average	Shares	Maximum Number
	Total	Price	Purchased as	of Shares that May
	Number	Paid	Part of Publicly	Yet be Purchased
	of Shares	per	Announced Plans	Under the Plan
Period	Purchased	Share	or Programs	or Programs

1/1/06 — 1/31/06	—	$0.00	-0-	50,316

2/1/06 — 2/28/06	2,178	$27.25	-0-	48,138

3/1/06 — 3/31/06	1,730	$30.00	-0-	46,408

Total	3,908	$28.47	-0-	46,408
All shares were purchased in open-market transactions. The plan provides for a maximum repurchase of 10% of the Corporation’s common stock outstanding as of the date of the plan’s approval over a period of five years. Shares not purchased of each year’s 2% allocation are no longer considered for purchase as each anniversary date is reached.
Item 3 — Defaults upon Senior Securities:
There are no matters required to be reported under this item.
Item 4 — Submission of Matters to a Vote of Security Holders:
There are no matters required to be reported under this item.
Item 5 — Other Information:
There are no matters required to be reported under this item.
Item 6 — Exhibits:

Exhibit Number	Description of Document

3.1	Amended Articles of Incorporation of the Corporation (incorporated by reference to Registrant’s Form 8-K dated April 27, 1995)

3.2	Code of Regulations of the Corporation (incorporated by reference to Registrant’s Form 8-K dated April 27, 1995)

20.

COMMERCIAL BANCSHARES, INC.
FORM 10-Q
Quarter ended March 31, 2006
PART II — OTHER INFORMATION (continued)

Exhibit Number	Description of Document

4	Form of Certificate of Common Shares of the Corporation (incorporated by reference to Registrant’s Form 8-K dated April 27, 1995)

11	Statement re computation of per share earnings (reference is hereby made to Note 2 to the Consolidated Financial Statements on page 8 hereof)

31.1	Certification by CEO Pursuant to Sarbanes Oxley Section 302

31.2	Certification by CFO Pursuant to Sarbanes Oxley Section 302

32.1	Certification by CEO Pursuant to Sarbanes Oxley Section 906

32.2	Certification by CFO Pursuant to Sarbanes Oxley Section 906

21.

COMMERCIAL BANCSHARES, INC.
SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL BANCSHARES, INC. (Registrant)
Date: 05/11/2006	/s/ Philip W. Kinley
(Signature)
Philip W. Kinley President and Chief Executive Officer

Date: 05/11/2006	/s/ Scott A. Oboy
(Signature)
Scott A. Oboy Senior Vice President and Chief Financial Officer

22.

COMMERCIAL BANCSHARES, INC.
EXHIBIT INDEX

Exhibit Number	Exhibit Name

31.1	Certification by CEO Pursuant to Sarbanes Oxley Section 302

31.2	Certification by CFO Pursuant to Sarbanes Oxley Section 302

32.1	Certification by CEO Pursuant to Sarbanes Oxley Section 906

32.2	Certification by CFO Pursuant to Sarbanes Oxley Section 906