Form 10-Q
period 2006-06-30
COMMERCIAL BANCSHARES INC \OH\
filed 2006-08-14
CIK 1009976

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period ended June 30, 2006.
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
Yes ☐ No ☑
As of August 14, 2006, the last practicable date, there were 1,157,135 outstanding of the registrant’s common shares, no par value.

COMMERCIAL BANCSHARES, INC.

2.

COMMERCIAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(Amounts in thousands)	2006	2005
ASSETS
Cash	$6,131	$6,605
Federal funds sold	705	—

Cash and cash equivalents	6,836	6,605

Securities available for sale	53,620	56,931
Total loans	214,464	227,681
Allowance for loan losses	(2,538)	(2,755)

Loans, net	211,926	224,926
Premises and equipment, net	8,578	6,385
Accrued interest receivable	1,357	1,440
Other assets	8,217	7,160

Total assets	$290,534	$303,447

LIABILITIES
Deposits
Noninterest-bearing demand	$21,216	$27,659
Interest-bearing demand	73,095	72,695
Savings and time deposits	103,593	104,466
Time deposits $100,000 and greater	44,814	43,686

Total deposits	242,718	248,506
FHLB advances	25,000	31,100
Federal funds purchased	—	1,870
Accrued interest payable	344	330
Other liabilities	1,022	116

Total liabilities	269,084	281,922

SHAREHOLDERS’ EQUITY
Common stock, no par value; 4,000,000 shares authorized, 1,178,938 shares issued in 2006 and 2005	11,186	11,159
Retained earnings	12,572	11,985
Deferred compensation plan shares, at cost, 18,073 and 17,086 shares in 2006 and 2005	(451)	(424)
Treasury stock, 21,803 in 2006, 18,600 shares in 2005	(597)	(497)
Accumulated other comprehensive income	(1,260)	(698)

Total shareholders’ equity	21,450	21,525

Total liabilities and shareholders’ equity	$290,534	$303,447

See notes to the consolidated financial statements.

3.

COMMERCIAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except per share data)	2006	2005	2006	2005
Interest income
Interest and fees on loans	$4,250	$3,790	$8,412	$7,338
Interest on securities:
Taxable	422	464	855	914
Nontaxable	190	181	379	358
Other interest income	46	6	68	15

Total interest income	4,908	4,441	9,714	8,625

Interest expense
Interest on deposits	1,805	1,257	3,392	2,479
Interest on borrowings	355	228	756	426

Total interest expense	2,160	1,485	4,148	2,905

Net interest income	2,748	2,956	5,566	5,720
Provision for loan losses	105	365	285	585

Net interest income after provision for loan losses	2,643	2,591	5,281	5,135

Other income
Service fees and overdraft charges	384	471	765	914
Gain/(loss) on sale of securities, net	—	(2)	—	24
Other income	271	180	606	362

Total other income	655	649	1,371	1,300

Other expense
Salaries and employee benefits	1,367	1,275	2,769	2,606
Occupancy, furniture and equipment	293	292	593	596
State taxes	105	116	218	218
Data processing	201	198	398	394
FDIC deposit insurance	17	17	34	35
Professional fees	89	82	181	148
Amortization of intangibles	4	64	8	128
Loss on sale of foreclosed assets	24	—	61	35
Other operating expense	536	559	1,059	1,091

Total other expense	2,636	2,603	5,321	5,251

Income before federal income taxes	662	637	1,331	1,184
Income tax expense	151	145	305	261

Net income	$511	$492	$1,026	$923

Basic earnings per common share	$.44	$.42	$.89	$.79

Diluted earnings per common share	$.44	$.42	$.88	$.79

See notes to the consolidated financial statements.

4.

COMMERCIAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended
	June 30,
(Amounts in thousands, except per share data)	2006	2005
Balance at beginning of period	$21,642	$21,324

Comprehensive income:
Net income	511	492
Change in net unrealized gain (loss) on securities available for sale, net of reclassification and tax effects	(443)	646

Total comprehensive income	68	1,138

Treasury stock purchased, 1,740 shares in 2006, and 5,220 shares in 2005	(47)	(140)

Treasury stock reissued for deferred compensation plan, 250 shares in 2006	7	—

Dividends paid ($.19 and $.19 per share in 2006 and 2005)	(220)	(222)

Balance at end of period	$21,450	$22,100

	Six months Ended
	June 30,
	2006	2005
Balance at beginning of period	$21,525	$21,786

Comprehensive income:
Net income	1,026	923
Change in net unrealized gain (loss) on securities available for sale, net of reclassification and tax effects	(562)	31

Total comprehensive income	464	954

Treasury stock purchased, 5,648 shares in 2006, and 8,248 shares in 2005	(158)	(221)

Treasury stock issued under stock option plans, 2,195 shares in 2006, and 193 shares in 2005	52	4

Treasury stock reissued for deferred compensation plan, 250 shares in 2006, and 831 shares in 2005	7	22

Dividends paid ($.38 and $.38 per share in 2006 and 2005)	(440)	(445)

Balance at end of period	$21,450	$22,100

See notes to the consolidated financial statements.

5.

COMMERCIAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months Ended
	June 30,
	2006	2005
Cash flows from operating activities
Net income	$1,026	$923
Adjustments	814	1,377

Net cash from operating activities	1,840	2,300

Cash flows from investing activities
Securities available for sale
Purchases	—	(8,028)
Maturities and repayments	2,416	4,236
Sales	—	2,476
Net change in loans	12,606	(2,251)
Proceeds from sale of foreclosed/repossessed assets	206	344
Bank premises and equipment expenditures	(2,539)	(167)

Net cash from investing activities	12,689	(3,390)

Cash flows from financing activities
Net change in deposits	(5,789)	(2,634)
Increase in FHLB advances	8,000	4,000
Decrease in FHLB advances	(14,100)	(4,500)
Net change in federal funds purchased	(1,870)	850
Treasury shares purchased	(158)	(221)
Treasury shares reissued	59	26
Cash dividends paid	(440)	(445)

Net cash from financing activities	(14,298)	(2,924)

Net change in cash and cash equivalents	231	(4,014)

Cash and cash equivalents at beginning of period	6,605	10,254

Cash and cash equivalents at end of period	$6,836	$6,240

Supplemental disclosures
Cash paid for interest	$4,134	$2,893
Cash paid for income taxes	61	480
Non-cash transfer of loans to foreclosed/repossessed assets	152	337
See notes to the consolidated financial statements.

6.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation: The accompanying consolidated financial statements include the accounts of Commercial Bancshares, Inc. (the “Corporation”) and its wholly-owned subsidiaries, Commercial Financial and Insurance Agency, LTD (“Commercial Financial”) and The Commercial Savings Bank (the “Bank”). The Bank also owns a 49% interest in Beck Title Agency, Ltd., which is accounted for by using the equity method of accounting. All significant inter-company balances and transactions have been eliminated in consolidation. As approved by the Board of Directors in January 2006, the operations of the Bank’s wholly-owned subsidiary, Advantage Finance, Inc. (“Advantage”) were consolidated into the Bank’s operations in June 2006.
These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Corporation at June 30, 2006, and results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances. The Annual Report for the Corporation for the year ended December 31, 2005, contains consolidated financial statements and related notes, which should be read in conjunction with the accompanying consolidated financial statements.
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
Recently Adopted Accounting Standards: In December 2004, the FASB re-issued SFAS No. 123 “Accounting for Stock-Based Compensation,” effective for the year ending December 31, 2006. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as expense in the income statement based on their fair values. Prior to SFAS 123R, only certain pro forma disclosures of fair value were required. The amount of compensation is measured at the fair value of the options when granted and this cost is expensed over the required service period, which is normally the vesting period of the options. SFAS 123R applies to awards granted or modified after January 1, 2006. Compensation cost is also recorded for prior option grants that vest after the date of adoption.
Financial Statement Presentation: Certain items in prior financial statements have been reclassified to conform to the current presentation of information.

7.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2 — EARNINGS PER SHARE
Weighted average shares used in determining basic and diluted earnings per share for the period ending June 30, are as follows:

	2006	2005
Weighted average shares outstanding during the period	1,157,548	1,166,712
Dilutive effect of exercisable stock options	2,823	2,686

Weighted average shares considering dilutive effect	1,160,371	1,169,398

At June 30, 2006 and 2005 there were 13,200 stock options that were not considered in computing diluted earnings per share because they were anti-dilutive.
NOTE 3 — LOANS
Loans were as follows:

	June 30, 2006	December 31, 2005
	($ in thousands)
Commercial and agriculture loans	$146,721	$154,267
Residential real estate loans	9,104	10,291
Residential construction loans	1,341	616
Home equity loans	18,254	18,982
Consumer and credit card loans	12,757	15,255
Consumer finance loans	26,287	28,270

Total loans	$214,464	$227,681

Total loans included loans to farmers for agricultural purposes of approximately $22,004,000 and $22,995,000 as of June 30, 2006 and December 31, 2005 respectively.
Loan balances are reported net of deferred origination fees of $97,000 and $103,000 for June 30, 2006 and December 31, 2005 respectively. The balances are also net of $4,873,000 and $5,252,000 of unearned income for June 30, 2006 and December 31, 2005, respectively. The majority of which is due to loans previously held at Advantage Finance.
Activity in the allowance for loan losses for the three months ended June 30 was as follows:

	2006	2005
	($ in thousands)
Beginning balance	$2,632	$2,525
Provision for loan loss	105	365
Loans charged off	(343)	(456)
Recoveries of loans previously charged-off	144	74

Ending balance	$2,538	$2,508

Activity in the allowance for loan losses for the six months ended June 30 was as follows:

	2006	2005
	($ in thousands)
Beginning balance	$2,755	$2,503
Provision for loan loss	285	585
Loans charged off	(756)	(716)
Recoveries of loans previously charged-off	254	136

Ending balance	$2,538	$2,508

8.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 — LOANS (Continued)
Impaired loans were as follows:

	June 30, 2006	December 31, 2005
	($ in thousands)
Period-end loans with no allocated allowance	$1,893	$1,627
Period-end loans with allocated allowance	254	285

Total	$2,147	$1,912

Amount of allowance for loan loss allocated	$25	$9
Nonperforming loans were as follows:

	June 30, 2006	December 31, 2005
	($ in thousands)
Loans past due over 90 days still on accrual	$113	$124
Nonaccrual loans	2,147	1,912
The impaired and nonperforming loans have been considered in management’s evaluation of the adequacy of the allowance for loan losses.
NOTE 4 — OTHER COMPREHENSIVE INCOME
Other comprehensive income for the three months ended June 30 was as follows:

	2006	2005
	($ in thousands)
Unrealized holding gains (losses) on securities available for sale	$(671)	$977
Less: Reclassification adjustment for losses (gains) recognized in income	—	2

Net unrealized holding gains (losses)	(671)	979
Tax effect	(228)	333

Other comprehensive income	$(443)	$646

Other comprehensive income for the six months ended June 30 was as follows:

	2006	2005
	($ in thousands)
Unrealized holding gains (losses) on securities available for sale	$(851)	$71
Less: Reclassification adjustment for losses (gains) recognized in income	—	(24)

Net unrealized holding gains (losses)	(851)	47
Tax effect	(289)	16

Other comprehensive income	$(562)	$31

NOTE 5 — STOCK COMPENSATION
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

9.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 — STOCK COMPENSATION (Continued)
Earnings for the three months ended June 30 were as follows:

	2006	2005
Income as reported	$511	$492

Deduct: Stock-based compensation expense determined under fair value based method	—	2

Pro forma net income	511	490
Pro forma earnings per share
Basic	$.44	$.42
Diluted	.44	.42

Earnings per share as reported
Basic	$.44	$.42
Diluted	.44	.42
Earnings for the six months ended June 30 were as follows:

	2006	2005
Income as reported	$1,026	$923

Deduct: Stock-based compensation expense determined under fair value based method	1	6

Pro forma net income	1,025	917
Pro forma earnings per share
Basic	$.88	$.79
Diluted	.88	.78

Earnings per share as reported
Basic	$.89	$.79
Diluted	.88	.79
Under the amended statement, SFAS No. 123R, Accounting for Stock-Based Compensation, compensation cost for the year ending December 31, 2006, for existing options vesting after the adoption date and options awarded during 2006 resulted in $1,000.00 of additional compensation expense.

10.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
The following discussion focuses on the consolidated financial condition of Commercial Bancshares, Inc. at June 30, 2006, compared to December 31, 2005, and the consolidated results of operations for the quarterly and six-month periods ending June 30, 2006 compared to the same periods in 2005. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements and related footnotes.
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
This quarterly discussion includes three tables detailing the dollar and percent changes in ending and average balances for the analysis of the “Financial Condition” section as well as the quarterly and semiannual changes in income and expense items for the “Results of Operations” section. The reader should be able to get a clearer picture of the Corporation’s overall performance when coupled with the existing yield analysis tables.
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
FINANCIAL CONDITION
Total assets of $290,534,000 decreased $12,913,000 or 4.26% in the six-month period ended June 30, 2006 compared to a $2,323,000 decrease or .78% for the same period last year. Total liabilities of $269,084,000 decreased $12,838,000 or 4.55% from December 2005 compared to a decrease of $2,637,000 or .96% during the same period last year. Securities available for sale have decreased $3,311,000 for the six-month period ending June 30, 2006 compared to an increase of $1,302,000 from the same period last year. The decrease in securities is primarily due to principal pay downs on mortgage-backed securities and an adjustment to the fair market value of $850,000 from year-end 2005.
Gross loans decreased $13,217,000 or 5.81% for the first half of 2006 compared to an increase of $1,566,000 for the same period last year. Of the total decrease, $7,546,000 was in the commercial and agricultural loan portfolio as large accounts have paid off. Consumer lending has decreased approximately $2,498,000 since the beginning of the year with the continued run-off of Tatonka loans of $1,500,000 making up most of the decline. Further decline in consumer lending stems from the sale of the Company’s credit card portfolio coupled with a slow down in over-all lending. Residential real estate loans have decreased $1,187,000 during the first half of the year while residential construction loans have realized an increase of $725,000. The Bank incorporated Advantage Finance into its operations as of June 1, 2006 and discontinued its out-of-state lending. Consumer finance loans, previously held at Advantage Finance, have decreased approximately $2,000,000 since December 2005. This portfolio is expected to decline rapidly over the next few years.
The allowance for loan losses decreased $217,000 or 7.88% from year-end 2005 compared to a slight increase of $5,000 or .20% for the first six months of 2005. With the provisions made to the reserve and the net charge-offs applied during the first and second quarter, the reserve stands at 1.18% of gross loans. This compares to a reserve of 1.21% at year-end 2005 and a reserve of 1.16% at the end of June 2005.
Total borrowings decreased $7,970,000 during the first half of the year compared to an increase of $350,000 during the same period last year. Total deposits decreased $5,788,000 or 2.33% since the end of December 2005 while decreasing $2,634,000 or 1.06% during the same period the previous year. Period end balances indicate the primary decrease in deposit growth is in non-interest bearing accounts, a total decrease of $6,443,000 in 2006 compared to a decrease of $4,938,000 in 2005. However, average balances show the sustained decrease is in savings and time deposits. This average decrease of $7,512,000 for the six-months ending June 30, 2006 is primarily due to the run-off of brokered deposits of approximately $4,361,000 since December 31, 2005.
Premises and equipment, accrued interest receivable and other assets increased $3,167,000 during the first half of the year compared to a decrease of $1,172,000 for the same period in 2005. The increase in other assets is primarily due to the construction of the Bank’s operations center along with the necessary equipment and furnishings.

12.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(dollars in thousands)	ENDING BALANCES AS OF THE DATE SHOWN
	6/30/06	12/31/05	$ Chg	% Chg	06/30/05	12/31/04	$ Chg	% Chg
Cash & Fed funds	6,836	6,605	231	3.50	6,240	10,254	(4,014)	(39.15)
Securities AFS	53,620	56,931	(3,311)	(5.82)	61,185	59,883	1,302	2.17
Gross loans	214,464	227,681	(13,217)	(5.81)	215,759	214,193	1,566	0.73
Allowance for loan losses	(2,538)	(2,755)	217	(7.88)	(2,508)	(2,503)	(5)	0.20

Loans, net	211,926	224,926	(13,000)	(5.78)	213,251	211,690	1,561	0.74
Premises & Equipment	8,578	6,385	2,193	34.35	6,140	6,321	(181)	(2.86)
Accrued interest receivable	1,357	1,440	(83)	(5.76)	1,242	1,036	206	19.88
Other Assets	8,217	7,160	1,057	14.76	6,269	7,466	(1,197)	(16.03)

Total assets	290,534	303,447	(12,913)	(4.26)	294,327	296,650	(2,323)	(0.78)

Noninterest-bearing demand	21,216	27,659	(6,443)	(23.29)	21,944	26,882	(4,938)	(18.37)
Interest-bearing demand	73,095	72,695	400	0.55	69,478	72,599	(3,121)	(4.30)
Savings and time deposits	103,593	104,466	(873)	(0.84)	109,739	107,416	2,323	2.16
Time deposits of $100k	44,814	43,686	1,128	2.58	45,379	42,277	3,102	7.34

Total deposits	242,718	248,506	(5,788)	(2.33)	246,540	249,174	(2,634)	(1.06)
FHLB advances	25,000	31,100	(6,100)	(19.61)	24,100	24,600	(500)	(2.03)
Other borrowed funds	—	1,870	(1,870)	0.00	850	—	850	0.00
Accrued interest payable	344	330	14	4.24	316	303	13	4.29
Other liabilities	1,022	116	906	(781.03)	421	787	(366)	(46.51)

Total liabilities	269,084	281,922	(12,838)	(4.55)	272,227	274,864	(2,637)	(0.96)
Shareholders’ equity	21,450	21,525	(75)	(0.35)	22,100	21,786	314	1.44

Total liabilities & equity	290,534	303,447	(12,913)	(4.26)	294,327	296,650	(2,323)	(0.78)

Shareholder’s equity reflects current earnings of $1,026,000 less dividends paid of $440,000 during the first six months of 2006. The change in unrealized fair market value of securities available for sale decreased the equity value by $562,000. Treasury stock activity during the first six months of 2006 further reduced equity by $99,000. During the same period last year shareholder’s equity grew by $923,000 in earnings less $445,000 in dividends and $195,000 in treasury stock activity. During the first six months of 2006, the change in unrealized fair market value of securities available for sale increased the equity value by $31,000.
Average balance changes for the three-month period reflect an increase of $2,969,000 in total assets from the same quarter in 2005 and an increase of $5,572,000 for the six-month period. On the average, net loans have increased $2,157,000 for the three-month period and $6,393,000 for the six-month period versus the same periods from 2005. This growth reflects the concerted effort of the Bank’s loan officers in light of the run-off of both Tatonka and Advantage’s loan balances. Securities available for sale reflect decreases of $6,500,000 and $5,317,000 for the three-month and six-month periods in 2006 from the same periods in 2005. The funds received from maturities, calls, and principal pay downs were redeployed to help fund the loan growth. On the average, total deposits decreased $2,230,000 during the second quarter of 2006 and $3,813,000 for the full period. Average balances of borrowings increased $4,947,000 during the second quarter of 2006 versus the same quarter in 2005 and increased $9,229,000 year-to-date 2006 versus the same period in 2005. This increase in average borrowings was used to fund loans and offset the average decrease in deposits.

13.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	AVERAGE DAILY BALANCES FOR THE PERIODS SHOWN
(dollars in thousands)	Three Months Ended June 30				Six Months Ended June 30
	2006	2005	$ Chg	% Chg	2006	2005	$ Chg	% Chg
Cash & Fed funds	10,087	7,204	2,883	40.02	9,106	7,604	1,502	19.75
Securities AFS	54,650	61,150	(6,500)	(10.63)	55,539	60,856	(5,317)	(8.74)
Gross loans	216,278	214,057	2,221	1.04	219,048	212,523	6,525	3.07
Allowance for loan losses	(2,558)	(2,494)	(64)	2.57	(2,647)	(2,515)	(132)	5.25

Loans, net	213,720	211,563	2,157	1.02	216,401	210,008	6,393	3.04
Premises & Equipment	8,013	6,206	1,807	29.12	7,346	6,263	1,083	17.29
Accrued interest receivable	1,608	1,474	134	9.09	1,605	1,437	168	11.69
Other Assets	9,026	6,538	2,488	38.05	8,685	6,942	1,743	25.11

Total assets	297,104	294,135	2,969	1.01	298,682	293,110	5,572	1.90

Noninterest-bearing demand	22,613	21,444	1,169	5.45	22,542	21,878	664	3.04
Interest-bearing demand	74,641	71,205	3,436	4.83	74,494	71,459	3,035	4.25
Savings and time deposits	104,114	109,497	(5,383)	(4.92)	103,446	109,054	(5,608)	(5.14)
Time deposits of $100k	43,795	45,247	(1,452)	(3.21)	43,156	45,060	(1,904)	(4.23)

Total deposits	245,163	247,393	(2,230)	(0.90)	243,638	247,451	(3,813)	(1.54)
FHLB advances	28,524	23,240	5,284	22.74	31,619	22,076	9,543	43.23
Other borrowed funds	214	551	(337)	(61.16)	178	492	(314)	(63.82)
Accrued interest payable	414	346	68	19.65	404	358	46	12.85
Other liabilities	1,154	834	320	38.37	1,099	911	188	20.64

Total liabilities	275,469	272,364	3,105	1.14	276,938	271,288	5,650	2.08
Shareholders’ equity	21,635	21,771	(136)	(0.62)	21,744	21,822	(78)	(0.36)

Total liabilities & equity	297,104	294,135	2,969	1.01	298,682	293,110	5,572	1.90

On the average, shareholder’s equity decreased $136,000 during the second quarter and $78,000 year-to-date 2006 from the same periods in 2005. The decrease is primarily due to the unrealized loss from the declining valuation of securities available for sale, offset by the decline of treasury stock purchases in 2006 versus 2005.
RESULTS OF OPERATIONS
Net income for the three months ended June 30, 2006 was $511,000, an increase of $19,000 from the same quarter in 2005. Current year-to-date net income increased $103,000 from year-to-date net income in 2005. Basic earnings per share increased to $.44 from $.42 for the quarters ended June 30 and increased to $.89 from $.79 for the six-month periods ended June 30 in the respective years. Diluted earnings per share increased to $.44 from $.42 for the second quarter ended June 30 and increased to $.88 from $.79 for the six-month periods in the respective years. Discussed below are the major factors that have influenced these operating results. The first table details the variance amounts and percentages for the three and six-month periods. The subsequent yield analysis tables detail the combination of changing portfolio balance mixes and the earning power behind the rates associated with those balances. Interest income shown on the yield analysis has been adjusted to show taxable equivalents in order to compare pre-tax earning power.

14.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	CONSOLIDATED STATEMENTS OF INCOME
	FOR THE PERIODS SHOWN
(dollars in thousands)	Three Months Ended June 30				Six Months Ended June 30
	2006	2005	$ Chg	% Chg	2006	2005	$ Chg	% Chg
Interest and fees on loans	4,250	3,790	460	12.14	8,412	7,338	1,074	14.64
Taxable interest on securities	422	464	(42)	(9.05)	855	914	(59)	(6.46)
Tax-free interest on securities	190	181	9	4.97	379	358	21	5.87
Other interest income	46	6	40	666.67	68	15	53	353.33

Total interest income	4,908	4,441	467	10.51	9,714	8,625	1,089	12.63

Interest on deposits	1,805	1,257	548	43.60	3,392	2,479	913	36.83
Interest on borrowings	355	228	127	55.70	756	426	330	77.46

Total interest expense	2,160	1,485	675	45.45	4,148	2,905	1,243	42.79

Net interest income	2,748	2,956	(208)	(7.04)	5,566	5,720	(154)	(2.69)
Provision for loan losses	105	365	(260)	(71.23)	285	585	(300)	(51.28)

Net interest after PLL	2,643	2,591	52	2.01	5,281	5,135	146	2.84

Service and overdraft fees	384	471	(87)	(18.47)	765	914	(149)	(16.30)
Gains/(losses) on asset sales	—	(2)	2	0.00	—	24	(24)	0.00
Other income	271	180	91	50.56	606	362	244	67.40

Total other income	655	649	6	0.92	1,371	1,300	71	5.46

Salaries and employee benefits	1,367	1,275	92	7.22	2,769	2,606	163	6.25
Occupancy, furniture & equip	293	292	1	0.34	593	596	(3)	(0.50)
State taxes	105	116	(11)	(9.48)	218	218	—	0.00
Data processing	201	198	3	1.52	398	394	4	1.02
FDIC deposit insurance	17	17	—	0.00	34	35	(1)	(2.86)
Professional fees	89	82	7	8.54	181	148	33	22.30
Amortization of intangibles	4	64	(60)	(93.75)	8	128	(120)	(93.75)
Loss on sale of repossessed assets	24	—	24	0.00	61	35	26	74.29
Other operating expense	536	559	(23)	(4.11)	1,059	1,091	(32)	(2.93)

Total other expense	2,636	2,603	33	1.27	5,321	5,251	70	1.33

Income before taxes	662	637	25	3.92	1,331	1,184	147	12.42
Income taxes	151	145	6	4.14	305	261	44	16.86

Net income	511	492	19	3.86	1,026	923	103	11.16

Net interest income, the primary source of earnings, is the amount by which interest and fees on loans and investments exceed the interest cost of deposits and borrowings obtained to fund them. The volume and composition of interest-earning assets and interest-bearing liabilities, as well as the level of noninterest-bearing demand deposits and shareholders’ equity, affect net interest income. Also impacting net interest income is the susceptibility of interest-earning assets and interest-bearing liabilities to changes in the general market level of interest rates. Management attempts to manage the repricing of assets and liabilities to achieve a stable level of net interest margin. This is accomplished through the pricing and promotion of various loan and deposit products as well as the active management of the Corporation’s portfolio of securities available for sale and borrowed funds.

15.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table provides an analysis of the average balances, yields and rates on interest-earning assets and interest-bearing liabilities.

	Three months Ended June 30,
	2006			2005
	Average		Average	Average		Average
	balance	Interest	yield/rate	balance	Interest	yield/rate
			($ in thousands)
Securities (1)	$58,458	$744	5.10%	$61,673	$703	4.57%
Loans (2)	213,720	4,250	7.98	211,562	3,790	7.19

Total interest-earning assets	272,178	4,994	7.36	273,235	4,493	6.60
Other assets	24,926			20,900

Total assets	$297,104			$294,135

Deposits – interest bearing	$222,550	1,805	3.25%	$225,950	1,257	2.23%
Borrowed funds	28,738	355	4.95	23,791	228	3.84

Total interest-bearing deposits and borrowings	$251,288	2,160	3.45	$249,741	1,485	2.39
Noninterest-bearing demand deposits	22,613			21,443
Other liabilities	1,568			1,180
Shareholder’s equity	21,635			21,771

Total liabilities and shareholders’ equity	$297,104			$294,135

Net interest income		$2,834			$3,008

Interest rate spread			3.91%			4.21%

Net interest margin (3)			4.18%			4.42%

(1)	Securities include federal funds sold for purposes of this yield table. Average yields on all securities have been computed based on amortized cost. Income on tax exempt securities has been computed on a fully-taxable equivalent basis using a 34% tax rate and a 20% disallowance of interest expense deductibility under TEFRA rules. The amount of such adjustment was $85,000 and $170,000 for 2006 and 2005.

(2)	Average balance is net of deferred loan fees and loan discounts. Interest income includes loan fees of $158,000 and $199,000 and deferred dealer reserve expense of $43,000 and $74,000 in 2006 and 2005.

(3)	Net interest income as a percentage of average interest-earning assets.
Interest income for the second quarter ending June 30, 2006 was $467,000 greater than the same quarter in 2005. For the six-month period, interest income increased $1,089,000 or 12.63% over the same six-month period in 2005. On a fully-taxable equivalent basis, the increase is $501,000 or 11.15% for the three-month period and an increase of $1,156,000 or 13.24% for the six-month period. This increase is primarily due to rate increases and mix since average balances increased only $2,911,000 for the six-month period. As rate increases have an immediate impact on maturing certificates of deposits that are renewed and borrowings, its affect on loans are slower. Although the majority of the Corporations’ loan portfolio is adjustable, the rate adjustments are often fixed for one, two or three years from the anniversary of the loan’s origination creating a delay in the current earning rate. Interest expense has increased $675,000 for the three-month period ending June 30, 2006 from the same period last year and has increased $1,243,000 for the six-month period from the same period last year. This resulted in a decrease in net interest income of $208,000 and $154,000 for the three and six-month periods from the same periods in 2005.

16.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table provides an analysis of the average balances, yields and rates on interest-earning assets and interest-bearing liabilities.

	Six months Ended June 30,
	2006			2005
	Average		Average	Average		Average
	balance	Interest	yield/rate	balance	Interest	yield/rate
			($ in thousands)
Securities (4)	$58,400	$1,472	5.08%	$61,882	$1,390	4.53%
Loans (5)	216,401	8,412	7.84	210,008	7,338	7.05

Total interest-earning assets	274,801	9,884	7.25	271,890	8,728	6.47
Other assets	23,881			21,220

Total assets	$298,682			$293,110

Deposits – interest bearing	$221,096	3,392	3.09%	$225,573	2,479	2.22%
Borrowed funds	31,797	756	4.79	22,568	426	3.81

Total interest-bearing deposits and borrowings	$252,893	4,148	3.31	$248,141	2,905	2.36
Noninterest-bearing demand deposits	22,542			21,878
Other liabilities	1,503			1,269
Shareholder’s equity	21,744			21,822

Total liabilities and shareholders’ equity	$298,682			$293,110

Net interest income		$5,736			$5,823

Interest rate spread			3.94%			4.10%

Net interest margin (6)			4.21%			4.31%

(4)	Securities include federal funds sold for purposes of this yield table. Average yields on all securities have been computed based on amortized cost. Income on tax exempt securities has been computed on a fully-taxable equivalent basis using a 34% tax rate and a 20% disallowance of interest expense deductibility under TEFRA rules. The amount of such adjustment was $170,000 and $103,000 for 2006 and 2005.

(5)	Average balance is net of deferred loan fees and loan discounts. Interest income includes loan fees of $321,000 and $367,000 and deferred dealer reserve expense of $126,000 and $128,000 in 2006 and 2005.

(6)	Net interest income as a percentage of average interest-earning assets.
On a fully-taxable equivalent basis the decrease in net interest income was $174,000 for the three-month period and a decrease of $87,000 for the six-month period. The result of the above has caused the margin to decline from 4.31% to 4.21% for the six-month period.
The provision for loan losses was $105,000 for the three-month period ending June 30, 2006, a decrease of $260,000 from the same period the previous year. For the six-month period the provision was $285,000 or $300,000 less than the same six-month period in 2005. This has provided the Corporation with an increase of $52,000 in net interest income after the provision for loan losses for the three-month period and an increase of $146,000 for the six-month period from the same periods in 2005. During the second quarter of 2006, net charge-offs decreased $183,000 from the same period in 2005. Year-to-date, net charge-offs decreased $78,000 from the same period the previous year. The decrease in net charge-offs is primarily due to the increase in recoveries of charged-off loans. Efforts to collect

17.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
on as many charged-off balances as possible have paid off as the Bank has realized substantial increases in recoveries over the past three years. Management determines the adequacy of the allowance for loan losses through its analysis of specific problem loans and historical charge-off experience in addition to its evaluation of local and national economic conditions. The Corporation believes the current balance in the allowance for loan losses is sufficient to cover probable identified losses in the loan portfolio.
Total non-interest income increased $6,000 for the second quarter of 2006 compared to the same period in 2005, and $71,000 for the full six-month period. This increase is primarily due to the gain on the sale of the Company’s credit card portfolio of $176,000 during the first quarter and the gain on the sale of the servicing of Freddie Mac loans of approximately $75,000 during the second quarter. These gains helped to mitigate the decrease in overdraft and service fees of $87,000 for the three-month period and $149,000 for the six-month period over the same periods in 2005.
Total non-interest expense increased $33,000 or 1.27% during the second quarter and increased $70,000 or 1.33% year-to-date 2006 compared to the same periods in 2005. Increases came primarily through increased personnel expenses for both the three and six-month periods, $92,000 and $163,000 respectively. Aside from the customary cost of living increases along with the subsequent payroll taxes associated with wages paid, growing hospitalization expenses and increased workman’s compensation rates have put an additional strain on the over-all employee costs. Losses on repossessed assets increased $24,000 for the second quarter and $26,000 year-to-date in 2006 from the same periods in 2005. This increase was primarily a result of selling a large number of Advantage Finance’s repossessed assets shortly after consolidation.
Offsetting overall non-interest expense is the elimination of the amortization of mortgage servicing rights as this asset was full amortized during 2005 along with a decrease in other operating expenses of $23,000 during the second quarter and $32,000 year-to-date 2006 compared to the same periods in 2005. The Bank continues to scale back overhead expenses in an attempt to increase its profitability. This Bank-wide effort has proven successful as reductions have been realized in almost all other areas of operations.
The Corporation’s quarterly income, before taxes, for the three-month period ending June 30, 2006 was $662,000, an increase of $25,000 from the same quarter in 2005. Income, before taxes, for the full six-month period was $1,331,000, an increase of $147,000 for the same period the previous year. Taxes for the second quarter increased $6,000 and $44,000 for the full six-month period due to increased earnings. Net income after taxes of $511,000 for the three-month period increased $19,000 from the same period in 2005. Year-to-date net income after taxes of $1,026,000 increased $103,000 from 2005. One of the Corporation’s goals for 2006 was to restructure the Company’s operations in order to increase its profitability by curtailing escalating processing and overhead expenses. Closing the Bellefontaine office, incorporating the operations of Advantage Finance into the Bank’s operations and the completion of the operations center, which will allow the Company to bring processing in-house, were done with this goal in mind.

18.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The Company has certain obligations and commitments to make future payments under contracts. At June 30, 2006, the aggregate contractual obligations and commitments are:
Contractual obligations

	Payments Due by Period
		Less Than	1-3	3-5	After
(in thousands)	Total	One Year	Years	Years	5 Years
Time deposits and certificates of deposit	$131,420	$81,548	$44,479	$4,374	$1,019
Borrowed funds	25,000	25,000	—	—	—

Total	$156,420	$106,548	$44,479	$4,374	$1,019

Other commitments

	Amount of Commitment – Expiration by Period
		Less Than	1-3	3-5	After
(in thousands)	Total	One Year	Years	Years	5 Years
Commitments to extend commercial credit	$17,233	$15,290	$1,873	$—	$70
Commitments to extend consumer credit	11,602	292	1,120	412	9,778
Standby letters of credit	2,192	258	1,934	—	—

Total	$31,027	$15,840	$4,927	$412	$9,848

Items listed above under “Contractual Obligations” represent standard bank financing activity under normal terms and practices. Such funds normally roll-over or are replaced by like items depending on the then-current financing needs. Items shown under “Other Commitments” also represent standard bank activity, but for extending credit to Bank customers. Commercial credits generally represent lines of credit or approved loans with drawable funds still available under the contract terms. On an on-going basis, approximately half of these amounts are expected to be drawn. Consumer credits generally represent amounts drawable under revolving home equity lines. Such amounts are usually deemed less likely to be drawn upon in total as consumers tend not to draw down all amounts on such lines. Utilization rates tend to be fairly constant over time. Standby letters of credit represent guarantees to finance specific projects whose primary source of financing comes from other sources. In the unlikely event of the other source’s failure to provide sufficient financing, the Bank would be called upon to fill the need. The Bank is also continually engaged in the process of approving new loans in a bidding competition with other banks. Terms for these potential new loans are approved by management and board committees, with caveats and possible counter terms made to the applicant customers. Customers may accept these terms, make a counter proposal, or accept terms from a competitor. These loans are not yet under contract, but offers have been tendered, and would be required to be funded if accepted. Such agreements, with various possible maturities, represent approximately $100,000 as of June 30, 2006.
LIQUIDITY AND CAPITAL RESOURCES
The Corporation’s liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities, which are summarized in the Condensed Consolidated Statements of Cash Flows. Cash and cash equivalents amounted to $6,836,000 at June 30, 2006 compared to $6,605,000 at December 31, 2005 and $6,240,000 at June 30, 2005.

19.

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
Net cash flows resulted in an increase of $231,000 in cash and cash equivalents since December 31, 2005. Repayments of loan balances of $12,606,000 and repayments and maturities from securities available for sale of $2,416,000 offset the decrease in lost deposit footings of $5,789,000 with the remainder being utilized to pay down net borrowings of $7,970,000 and fund capital purchases of $2,539,000. During the same period in 2005, cash and cash equivalents decreased $4,014,000, primarily due to the net increase in securities and loans.
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
For the period ending June 30, 2006, the Bank’s leverage ratio was 7.10% and its risk-based capital ratio was 10.17%, both of which exceeded the minimum regulatory requirements to be considered well-capitalized. The Corporation’s leverage and risk-based capital ratios as of June 30, 2006 were 7.60% and 10.75% respectively, also exceeding well-capitalized levels.
Item 3 — Quantitative and Qualitative Disclosures about Market Risk
A significant market risk to which the Corporation is exposed is interest rate risk. The business of the Corporation and the composition of its balance sheet consists of investments in interest-earning assets (primarily loans and securities) which are funded by interest-bearing liabilities (deposits and borrowings). These financial instruments have varying levels of sensitivity to changes in the market rates of interest, resulting in market risk.
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
Item 4 — Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the Corporation conducted an evaluation of its disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(e). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of the end of the period covered by this report.
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

20.

COMMERCIAL BANCSHARES, INC.
FORM 10-Q
Quarter ended June 30, 2006
PART II — OTHER INFORMATION
Item 1 — Legal Proceedings:
There are no matters required to be reported under this item.
Item 1A. Risk Factors
There have been no material changes from risk factors as previously disclosed in Part I, Item 1.A. of Commercial Bancshares, Inc.’s 10-K filed on March 31, 2006.
Item 2 — Unregistered Sales of Securities and Use of Proceeds:
The following table reflects shares repurchased by the Corporation during the second quarter, 2006. These shares were purchased as part of a program approved by the Corporation’s Board of Directors in June, 2002. The Corporation has no publicly announced stock repurchase plans or programs.

			Total Number of
		Average	Shares	Maximum Number
	Total	Price	Purchased as	of Shares that May
	Number	Paid	Part of Publicly	Yet be Purchased
	of Shares	per	Announced Plans	Under the Plan
Period	Purchased	Share	Or Programs	or Programs
4/01/06 – 4/30/06	1,160	$27.25	-0-	45,248

5/01/06 – 5/31/06	580	$27.25	-0-	44,668

6/01/06 – 6/30/06	—	$0.00	-0-	44,668

Total	1,740	$27.25	-0-	44,668
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
Item 4 — Submission of Matters to a Vote of Security Holders:
The annual shareholders meeting of Commercial Bancshares, Inc. was held on Wednesday, April 13, 2006. At the meeting shareholders voted on the election of directors. The following Class II directors were elected for a three-year term until the annual meeting of shareholders in 2009.

Class III Directors Term Expires 2009	For	Withheld
J. William Bremyer	675,418	16,513
Stanley K. Kinnett	674,092	17,839
Richard Sheaffer	677,013	14,918
Michael A. Shope	655,744	36,187
Class I and III directors continuing in office are: Daniel E. Berg, Lynn R. Child, Mark Dillon, Edwin G. Emerson, Deborah J. Grafmiller, Kurt D. Kimmel, Michael A. Mastro, and Douglas C. Smith.

21.

COMMERCIAL BANCSHARES, INC.
FORM 10-Q
Quarter ended June 30, 2006
PART II — OTHER INFORMATION
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

22.

COMMERCIAL BANCSHARES, INC.
SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL BANCSHARES, INC. (Registrant)
Date: 08/14/2006	/s/ Philip W. Kinley
(Signature)
Philip W. Kinley President and Chief Executive Officer

Date: 08/14/2006	/s/ Scott A. Oboy
(Signature)
Scott A. Oboy Executive Vice President and Chief Financial Officer

23.