Form 10-Q
period 2006-09-30
COMMERCIAL BANCSHARES INC \OH\
filed 2006-11-07
CIK 1009976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period ended September 30, 2006. Commission File Number 000-27894
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Securities Exchange Act (check one).
Large accelerated filer ☐                    Accelerated filer ☐                    Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes ☐ No ☑
As of November 3, 2006, the last practicable date, there were 1,156,555 outstanding of the registrant’s common shares, no par value.

COMMERCIAL BANCSHARES, INC.

2.

COMMERCIAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Amounts in thousands)	September 30,	December 31,
	2006	2005
ASSETS
Cash	$6,140	$6,605
Federal funds sold	5,782	—

Cash and cash equivalents	11,922	6,605

Securities available for sale	53,455	56,931
Total loans	201,725	227,681
Allowance for loan losses	(2,211)	(2,755)

Loans, net	199,514	224,926
Premises and equipment, net	9,481	6,385
Accrued interest receivable	1,511	1,440
Other assets	7,838	7,160

Total assets	$283,721	$303,447

LIABILITIES
Deposits
Noninterest-bearing demand	$20,946	$27,659
Interest-bearing demand	79,167	72,695
Savings and time deposits	102,969	104,466
Time deposits $100,000 and greater	41,848	43,686

Total deposits	244,930	248,506
FHLB advances	15,000	31,100
Federal funds purchased	—	1,870
Accrued interest payable	375	330
Other liabilities	1,099	116

Total liabilities	261,404	281,922

SHAREHOLDERS’ EQUITY
Common stock, no par value; 4,000,000 shares authorized, 1,178,938 shares issued in 2006 and 2005	11,197	11,159
Retained earnings	12,662	11,985
Deferred compensation plan shares, at cost, 18,403 and 17,086 shares in 2006 and 2005	(460)	(424)
Treasury stock, 21,803 in 2006, and 18,600 shares in 2005	(598)	(497)
Accumulated other comprehensive income	(484)	(698)

Total shareholders’ equity	22,317	21,525

Total liabilities and shareholders’ equity	$283,721	$303,447

See notes to the consolidated financial statements.

3.

COMMERCIAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Amounts in thousands, except per share data)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Interest income
Interest and fees on loans	$4,131	$3,941	$12,542	$11,279
Interest on securities:
Taxable	404	440	1,259	1,354
Nontaxable	189	177	568	535
Other interest income	42	2	110	17

Total interest income	4,766	4,560	14,479	13,185

Interest expense
Interest on deposits	1,990	1,349	5,381	3,828
Interest on borrowings	233	250	990	676

Total interest expense	2,223	1,599	6,371	4,504

Net interest income	2,543	2,961	8,108	8,681

Provision for loan losses	98	365	383	950

Net interest income after provision for loan losses	2,445	2,596	7,725	7,731

Other income
Service fees and overdraft charges	385	477	1,149	1,392
Gains on sale of securities, net	—	9	—	33
Gains on sale of loans, net	—	—	—	—
Gains on sale of foreclosed assets	4	—	—	—
Other income	163	157	770	520

Total other income	552	643	1,919	1,945

Other expense
Salaries and employee benefits	1,326	1,295	4,094	3,900
Occupancy, furniture and equipment	382	276	975	872
State taxes	95	109	313	327
Data processing	122	197	519	592
FDIC deposit insurance	17	17	52	52
Professional fees	87	86	267	234
Amortization of intangibles	4	4	13	132
Loss on sale of foreclosed assets	—	5	57	40
Other operating expense	602	576	1,661	1,668

Total other expense	2,635	2,565	7,951	7,817

Income before federal income taxes	362	674	1,693	1,859
Income tax expense	53	158	358	419

Net income	$309	$516	$1,335	$1,440

Basic earnings per common share	$.27	$.44	$1.15	$1.23

Diluted earnings per common share	$.27	$.44	$1.15	$1.23

See notes to the consolidated financial statements.

4.

COMMERCIAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
(Unaudited)

(Amounts in thousands, except per share data)	Three Months Ended
	September 30,
	2006	2005
Balance at beginning of period	$21,450	$22,100

Comprehensive income:
Net income	309	516
Change in net unrealized gain (loss) on securities available for sale, net of reclassification and tax effects	776	(331)

Total comprehensive income	1,085	185

Treasury stock purchase -0- in 2006, and 2,320 shares in 2005	—	(63)

Stock-Based Compensation	2	—

Dividends paid ($.19 and $.19 per share in 2006 and 2005)	(220)	(219)

Balance at end of period	$22,317	$22,003

	Nine months Ended
	September 30,
	2006	2005
Balance at beginning of period	$21,525	$21,786

Comprehensive income:
Net income	1,335	1,440
Change in net unrealized gain (loss) on securities available for sale, net of reclassification and tax effects	214	(300)

Total comprehensive income	1,549	1,140

Treasury stock purchased, 5,648 shares in 2006 and 10,568 shares in 2005	(160)	(284)

Stock-Based Compensation	2	—

Treasury stock issued under stock option plans, 2,195 shares in 2006 and 193 shares in 2005	52	4

Treasury stock reissued for deferred compensation plan, 250 shares in 2006 and 193 shares in 2005	7	22

Dividends paid ($.57 and $.57 per share in 2006 and 2005)	(658)	(665)

Balance at end of period	$22,317	$22,003

See notes to the consolidated financial statements.

5.

COMMERCIAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months Ended
	September 30,
	2006	2005
	($ in thousands)

Cash flows from operating activities
Net income	$1,335	$1,440
Adjustments	1,077	1,228

Net cash from operating activities	2,412	2,668

Cash flows from investing activities
Securities available for sale
Purchases	—	(9,759)
Maturities and repayments	3,733	6,356
Sales	—	4,383
Net change in loans	24,660	(5,894)
Proceeds from sale of foreclosed/repossessed assets	512	442
Bank premises and equipment expenditures	(3,698)	(250)

Net cash from investing activities	25,207	(4,722)

Cash flows from financing activities
Net change in deposits	(3,576)	(5,843)
Increase in FHLB advances	8,000	9,000
Decrease in FHLB advances	(24,100)	(5,600)
Net change in federal funds purchased	(1,870)	—
Treasury shares purchased	(159)	(280)
Treasury shares reissued	59	22
Stock-based compensation	2	—
Cash dividends paid	(658)	(666)

Net cash from financing activities	(22,302)	(3,367)

Net change in cash and cash equivalents	5,317	(5,421)

Cash and cash equivalents at beginning of period	6,605	10,254

Cash and cash equivalents at end of period	$11,922	$4,833

Supplemental disclosures
Cash paid for interest	$6,326	$3,948
Cash paid for income taxes	223	515
Non-cash transfer of loans to foreclosed/repossessed assets	419	494
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
These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Corporation at September 30, 2006, and results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances. The Annual Report for the Corporation for the year ended December 31, 2005, contains consolidated financial statements and related notes, which should be read in conjunction with the accompanying consolidated financial statements.
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
Recently Adopted Accounting Standards: In December 2004, the FASB re-issued SFAS No. 123 “Accounting for Stock-Based Compensation,” effective for the year ending December 31, 2006. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as expense in the income statement based on their fair values. Prior to SFAS 123R, only certain pro forma disclosures of fair values were required. The amount of compensation is measured at the fair value of the options when granted and this cost is expensed over the required service period, which is normally the vesting period of the options. SFAS 123R applies to awards granted or modified after January 1, 2006. Compensation cost is also recorded for prior option grants that vest after the date of adoption.
Financial Statement Presentation: Certain items in prior financial statements have been reclassified to conform to the current presentation of information.

7.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2 — EARNINGS PER SHARE
Weighted average shares used in determining basic and diluted earnings per share are as follows:

	2006	2005
Weighted average shares outstanding during the period	1,157,135	1,164,020
Dilutive effect of exercisable stock options	2,845	2,819

Weighted average shares considering dilutive effect	1,159,980	1,166,839

At September 30, 2006 and 2005, there were 13,200 stock options that were not considered in computing diluted earnings per share because they were anti-dilutive.
NOTE 3 — LOANS
Loans were as follows:

	September 30, 2006	December 31, 2005
	($ in thousands)
Commercial and other loans	$139,706	$154,267
Real estate loans	7,969	10,291
Construction loans	1,020	616
Home equity loans	17,828	18,982
Consumer and credit card loans	12,807	15,255
Consumer finance loans	22,395	28,270

Total loans	$201,725	$227,681

Total loans included loans to farmers for agricultural purposes of approximately $21,089,000 and $22,995,000 as of September 30, 2006 and December 31, 2005 respectively.
Loan balances are reported net of deferred origination fees of $91,000 and $103,000 for September 30, 2006 and December 31, 2005 respectively. The balances are also net of $4,139,000 and $5,252,000 of unearned income for September 30, 2006 and December 31, 2005 respectively. The majority of which is due to loans previously held at Advantage Finance.
Activity in the allowance for loan losses for the three months ended September 30 was as follows:

	2006	2005
	($ in thousands)
Beginning balance	$2,538	$2,508
Provision for loan loss	98	365
Loans charged off	(441)	(308)
Recoveries of loans previously charged-off	16	69

Ending balance	$2,211	$2,634

Activity in the allowance for loan losses for the nine months ended September 30 was as follows:

	2006	2005
	($ in thousands)
Beginning balance	$2,755	$2,503
Provision for loan loss	383	950
Loans charged off	(1,197)	(1,024)
Recoveries of loans previously charged-off	270	205

Ending balance	$2,211	$2,634

See notes to the consolidated financial statements

8.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Impaired loans were as follows:

	September 30, 2006	December 31, 2005
	($ in thousands)
Period-end loans with no allocated allowance	$1,771	$1,627
Period-end loans with allocated allowance	692	285

Total	$2,463	$1,912

Amount of allowance for loan loss allocated	$96	$9
Nonperforming loans were as follows:

	September 30, 2006	December 31, 2005
	($ in thousands)
Loans past due over 90 days still on accrual	$309	$124
Nonaccrual loans	2,463	1,912
The impaired and nonperforming loans have been considered in management’s evaluation of the adequacy of the allowance for loan losses.
NOTE 4 — OTHER COMPREHENSIVE INCOME
Other comprehensive income for the three months ended September 30 was as follows:

	2006	2005
	($ in thousands)
Unrealized holding gains (losses) on securities available for sale	1,175	$(493)
Less: Reclassification adjustment for losses (gains) recognized in income	—	(9)

Net unrealized holding gains (losses)	1,175	(502)
Tax effect	399	171

Other comprehensive income	$776	$(331)

Other comprehensive income for the nine months ended September 30 was as follows:

	2006	2005
	($ in thousands)
Unrealized holding gains (losses) on securities available for sale	$324	$(421)
Less: Reclassification adjustment for losses (gains) recognized in income	—	(33)

Net unrealized holding gains (losses)	324	(454)
Tax effect	110	154

Other comprehensive income	$214	$(300)

See notes to the consolidated financial statements

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
Under the amended statement, SFAS No. 123R, Accounting for Stock-Based Compensation, compensation cost for the year ending December 31, 2006, for existing options vesting after the adoption date and options awarded during 2006 resulted in $2,000 of additional compensation expense.
Earnings for the three months ended September 30 was as follows:

	2006	2005

Income as reported	$308	$516
Deduct: Stock-based compensation expense determined under fair value based method	—	2

Pro forma net income	308	514
Pro forma earnings per share
Basic	$.27	$.44
Diluted	.27	.44

Earnings per share as reported
Basic	$.27	$.44
Diluted	.27	.44
Earnings for the nine months ended September 30 was as follows:

	2006	2005

Income as reported	$1,335	$1,440
Deduct: Stock-based compensation expense determined under fair value based method	—	6

Pro forma net income	1,335	1,434
Pro forma earnings per share
Basic	$1.15	$1.23
Diluted	1.15	1.23

Earnings per share as reported
Basic	$1.15	$1.23
Diluted	1.15	1.23
See notes to the consolidated financial statements

10.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
The following discussion focuses on the consolidated financial condition of Commercial Bancshares, Inc. at September 30, 2006, compared to December 31, 2005, and the consolidated results of operations for the quarterly and nine-month periods ending September 30, 2006 compared to the same periods in 2005. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements and related footnotes.
The registrant is not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on the liquidity, capital resources or operations except as discussed herein. Also, the Corporation is not aware of any current recommendations by regulatory authorities that would have such effect if implemented.
The Corporation is designated as a financial holding company by the Federal Reserve Bank of Cleveland. This status can help the Corporation take advantage of changes in existing law made by the Financial Modernization Act of 1999. As a result of being a financial holding company, the Corporation may be able to engage in an expanded listing of activities determined to be financial in nature. This will help the Corporation remain competitive in the future with other financial service providers in the markets in which the Corporation does business. There are more stringent capital requirements associated with being a financial holding company. The Corporation intends to maintain its categorization as a “well capitalized” bank, as defined by regulatory capital requirements.
This quarterly discussion includes three tables detailing the dollar and percent changes in ending and average balances for the analysis of the “Financial Condition” section as well as the quarterly and nine-month changes in income and expense items for the “Results of Operations” section. The reader should be able to get a clearer picture of the Corporation’s overall performance when coupled with the existing yield analysis tables.
FORWARD-LOOKING STATEMENTS
Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties. When used herein, the terms “anticipates,” “plans,” “expects,” “believes” and similar expressions as they relate to the Corporation or its management are intended to identify such forward-looking statements. The Corporation’s actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, interest rate environment, competitive conditions in the financial services industry, changes in law, governmental policies and regulations, and rapidly changing technology affecting financial services.
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
See notes to the consolidated financial statements

11.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Allowance for loan losses — Accounting for loan classifications, accrual status, and determination of the allowance for loan losses is based on regulatory guidance. This guidance includes, but is not limited to, generally accepted accounting principles, guidance issued by the Securities and Exchange Commission, the uniform retail credit classification and account management policy issued by the Federal Financial Institutions Examination Council, and the joint policy statement on the allowance for loan losses methodologies, issued by the Federal Financial Institutions Examination Council, Federal Deposit Insurance Corporation, and various other regulatory agencies. Accordingly, the allowance for loan losses include a reserve calculation based on an evaluation of loans determined to be impaired, risk ratings, historical losses, loans past due, general and local economic conditions, trends, portfolio concentrations, collateral value and other subjective factors.
FINANCIAL CONDITION
Total assets decreased $19,726,000 for the nine-month period ended September 30, 2006 compared to a $2,503,000 decrease for the same period last year. This represents a 6.50% decrease versus 0.84% decrease last year. Total liabilities decreased $20,518,000 or 7.28% from December 2005 compared to a decrease of $2,720,000 or 0.99% during the same period last year. Securities available for sale have decreased $3,476,000 for the nine-month period ended September 30, 2006 compared to a $1,538,000 decrease from the same period last year. This decrease in securities continues to be primarily due to principal pay downs on mortgage-backed securities, slightly offset by the increased value of the fair market adjustment.
Gross loans decreased $25,956,000 or 11.40% for the nine-month period ended September 30, 2006 compared to an increase of $5,239,000 or 2.45% increase for the same period the previous year. Large commercial and agricultural loans continue to pay off contributing $14,561,000 of the total decline. The decrease in consumer lending of approximately $2,448,000 since December 2005 is primarily due to the run-off of Tatonka horse trailer loans of $2,001,000. Further decline in consumer lending stems from the sale of the Company’s credit card portfolio during the first quarter of 2006. Residential real estate loans have decreased $2,322,000 during the nine-month period ended September 30, 2006 while residential construction loans have realized an increase of $404,000. Since incorporating Advantage Finance into the Bank’s operations as of June 1, 2006 and the Board of Director’s decision to discontinue out-of-state lending, consumer finance loans have decreased approximately $5,875,000 since December 2005. This portfolio is expected to decline rapidly over the next few years.
The allowance for loan losses decreased $544,000 or 19.75% from December 2005 compared to an increase of $131,000 or 5.23% from the same period the previous year. With the provisions made to the reserve and the net charge-offs applied during the nine-month period, the reserve stands at 1.10% of gross loans. This compares to a reserve of 1.21% at year-end 2005 and a reserve of 1.20% at the end of September 2005.
Total funds decreased $21,545,000 or 7.65% for the nine-month period ended September 30, 2006 compared to a decrease of $2,443,000 or 0.89% for the same period last year. Of the total decline $3,575,000 is due to decreased deposit accounts while $17,970,000 is due to the deployment of loan repayments to pay down Federal Home Loan advances of $16,100,000 and overnight borrowings of $1,870,000. Last year FHLB advances increased as the Bank utilized short-term borrowings to fund its increased loan volume.
Premises and equipment, accrued interest receivable and other assets increased $3,845,000 or 25.66% for the nine months ended September 30, 2006 compared to a decrease of $652,000 or 4.40% during the same period last year. The increase in other assets is primarily due to the construction of the Bank’s operations center along with the necessary equipment and furnishings.
Shareholders’ equity increased $792,000 or 3.68% since December 2005 compared to an increase of $217,000 or 1.00 % during the same period last year. Shareholders’ equity reflects current earnings of $1,335,000, less dividends paid of $658,000 during the nine-month period ended September 30, 2006. The change in fair market value of securities available for sale increased the equity value by $214,000 while treasury stock activity for the year reduced equity by $99,000. During the same period last year shareholders’ equity grew $1,440,000 in earnings
See notes to the consolidated financial statements

12.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
less $665,000 in dividends paid. The fair value market adjustment decreased the equity value by $300,000 and treasury stock activity further reduced equity by $258,000.

(dollars in thousands)	ENDING BALANCES AS OF THE DATE SHOWN
	09/30/06	12/31/05	$ Chg	% Chg	09/30/05	12/31/04	$ Chg	% Chg
Cash & Fed funds	11,922	6,605	5,317	80.50	4,833	10,254	(5,421)	(52.87)
Securities AFS	53,455	56,931	(3,476)	(6.11)	58,345	59,883	(1,538)	(2.57)
Gross loans	201,725	227,681	(25,956)	(11.40)	219,432	214,193	5,239	2.45
Allowance for loan losses	(2,211)	(2,755)	544	(19.75)	(2,634)	(2,503)	(131)	5.23

Loans, net	199,514	224,926	(25,412)	(11.30)	216,798	211,690	5,108	2.41
Premises & Equipment	9,481	6,385	3,096	48.49	6,053	6,321	(268)	(4.24)
Accrued interest receivable	1,511	1,440	71	4.93	1,538	1,036	502	48.46
Other Assets	7,838	7,160	678	9.47	6,580	7,466	(886)	(11.87)

Total assets	283,721	303,447	(19,726)	(6.50)	294,147	296,650	(2,503)	(0.84)

Noninterest-bearing demand	20,946	27,659	(6,713)	(24.27)	22,210	26,882	(4,672)	(17.38)
Interest-bearing demand	79,167	72,695	6,472	8.90	68,436	72,599	(4,163)	(5.73)
Savings and time deposits	102,970	104,466	(1,496)	(1.43)	108,980	107,416	1,564	1.46
Time deposits of $100k	41,848	43,686	(1,838)	(4.21)	43,705	42,277	1,428	3.38

Total deposits	244,931	248,506	(3,575)	(1.44)	243,331	249,174	(5,843)	(2.34)
FHLB advances	15,000	31,100	(16,100)	(51.77)	28,000	24,600	3,400	13.82
Other borrowed funds	—	1,870	(1,870)	0.00	—	—	—	0.00
Accrued interest payable	375	330	45	13.64	287	303	(16)	(5.28)
Other liabilities	1,098	116	982	846.55	526	787	(261)	33.16

Total liabilities	261,404	281,922	(20,518)	(7.28)	272,144	274,864	(2,720)	(0.99)
Shareholders’ equity	22,317	21,525	792	3.68	22,003	21,786	217	1.00

Total liabilities & equity	283,721	303,447	(19,726)	(6.50)	294,147	296,650	(2,503)	(0.84)

Average assets for the three-month period reflect a decrease of $4,914,000 or 1.68% from the same period the previous year and an increase of $2,046,000 or 0.70% year-to-date. On the average, net loans have decreased $7,842,000 or 3.66% for the three-month period but still show an average increase of $1,596,000 or 0.75% for the nine-month period versus the same periods from 2005. This year-to-date growth reflects the concerted effort of the Bank’s personnel in light of the rapidly increasing run-off of Tatonka and Advantage loan balances. Average balances for the reserve for loan losses reflect a decrease of $146,000 for the third quarter compared to an increase of $38,000 for the nine-month period. Securities available for sale reflect average decreases of $5,463,000 and $5,366,000 for the three-month and nine-month periods in 2006 from the same periods in 2005. The funds received from maturities, calls, and principal pay downs of securities available for sale were in part redeployed to fund the year-to-date loan growth. On the average, total deposits increased $1,705,000 during the third quarter of 2006 but have decreased $1,954,000 for the full period. During the quarter, the average increase in deposits along with the decrease of loan balances were used to pay down Federal Home Loan advances of $6,222,000 and overnight borrowings of $1,180,000.
On the average shareholders’ equity increased $44,000 or 0.20% during the third quarter but reflects an overall decrease of $49,000 or 0.22% year-to-date from the same periods in 2005. The decrease is primarily due to the unrealized loss from the declining valuation of securities available for sale from 2006 versus 2005.
See notes to the consolidated financial statements

13.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	AVERAGE DAILY BALANCES FOR THE PERIODS SHOWN
(dollars in thousands)	Three Months Ended September 30				Nine Months Ended September 30
	2006	2005	$ Chg	% Chg	2006	2005	$ Chg	% Chg
Cash & Fed funds	9,539	5,988	3,551	59.30	9,252	7,059	2,193	31.07
Securities AFS	53,555	59,018	(5,463)	(9.26)	54,871	60,237	(5,366)	(8.91)
Gross loans	208,710	216,698	(7,988)	(3.69)	215,564	213,930	1,634	0.76
Allowance for loan losses	(2,407)	(2,553)	146	(5.72)	(2,566)	(2,528)	(38)	1.50

Loans, net	206,303	214,145	(7,842)	(3.66)	212,998	211,402	1,596	0.75
Premises & Equipment	9,144	6,085	3,059	50.27	7,952	6,203	1,749	28.20
Accrued interest receivable	1,576	1,438	138	9.60	1,595	1,437	158	11.00
Other Assets	8,084	6,441	1,643	25.51	8,490	6,774	1,716	25.33

Total assets	288,201	293,115	(4,914)	(1.68)	295,158	293,112	2,046	0.70

Noninterest-bearing demand	20,241	21,406	(1,165)	(5.44)	21,766	21,718	48	0.22
Interest-bearing demand	78,642	68,981	9,661	14.01	75,892	70,624	5,268	7.46
Savings and time deposits	103,021	109,951	(6,930)	(6.30)	103,308	109,369	(6,061)	(5.54)
Time deposits of $100k	44,838	44,699	139	0.31	43,717	44,926	(1,209)	(2.69)

Total deposits	246,742	245,037	1,705	0.70	244,683	246,637	(1,954)	(0.79)
FHLB advances	17,772	23,994	(6,222)	(25.93)	26,953	22,723	4,230	18.62
Other borrowed funds	78	1,258	(1,180)	(93.80)	144	750	(606)	(80.80)
Accrued interest payable	452	329	123	37.39	422	348	74	21.26
Other liabilities	1,101	485	616	127.01	1,107	756	351	46.43

Total liabilities	266,145	271,103	(4,958)	(1.83)	273,309	271,214	2,095	0.77
Shareholders’ equity	22,056	22,012	44	0.20	21,849	21,898	(49)	(0.22)

Total liabilities & equity	288,201	293,115	(4,914)	(1.68)	295,158	293,112	2,046	0.70

RESULTS OF OPERATIONS
Net income for the third quarter ended September 30, 2006 was $309,000 or $207,000 less than the same quarter in 2005. Current year-to-date income decreased $105,000 from year-to-date income in 2005. Basic and diluted earnings per share decreased to $0.27 from $0.44 for the quarters ended September 30 and decreased to $1.15 from $1.23 for the nine-month periods in the respective years. Discussed below are the major factors that have influenced these operating results.
The first table details the variance amounts and percentages for the three and nine-month periods. The subsequent yield analysis tables detail the combination of changing portfolio balance mixes and the earning power behind the rates associated with those balances. Interest income shown on the yield analysis has been adjusted to show taxable equivalents in order to compare pre-tax earning power.
Net interest income, the primary source of earnings, is the amount by which interest and fees on loans and investments exceed the interest cost of deposits and borrowings obtained to fund them. The volume and composition of interest-earning assets and interest-bearing liabilities, as well as the level of noninterest-bearing demand deposits and shareholders’ equity, affect net interest income. Also impacting net interest income is the susceptibility of interest-earning assets and interest-bearing liabilities to changes in the general market level of interest rates. Management attempts to manage the repricing of assets and liabilities so as to achieve a stable level of net interest income and reduce the effect of significant changes in the market level of interest rates. This is
See notes to the consolidated financial statements

14.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
accomplished through the pricing and promotion of various loan and deposit products as well as the active management of the Bank’s portfolio of securities available for sale and borrowed funds.

	CONSOLIDATED STATEMENTS OF INCOME FOR THE PERIODS SHOWN
(dollars in thousands)	Three Months Ended September 30				Nine Months Ended September 30
	2006	2005	$ Chg	% Chg	2006	2005	$ Chg	% Chg
Interest and fees on loans	4,131	3,941	190	4.82	12,542	11,279	1,263	11.20
Taxable interest on securities	404	440	(36)	(8.18)	1,259	1,354	(95)	(7.02)
Tax-free interest on securities	189	177	12	6.78	568	535	33	6.17
Other interest income	42	2	40	2000.00	110	17	93	547.06

Total interest income	4,766	4,560	206	4.52	14,479	13,185	1,294	9.81

Interest on deposits	1,990	1,349	641	47.52	5,381	3,828	1,553	40.57
Interest on borrowings	233	250	(17)	(6.80)	990	676	314	46.45

Total interest expense	2,223	1,599	624	39.02	6,371	4,504	1,867	41.45

Net interest income	2,543	2,961	(418)	(14.12)	8,108	8,681	(573)	(6.60)
Provision for loan losses	98	365	(267)	(73.15)	383	950	(567)	(59.68)

Net interest after PLL	2,445	2,596	(151)	(5.82)	7,725	7,731	(6)	(0.08)

Service and overdraft fees	385	477	(92)	(19.29)	1,149	1,392	(243)	(17.46)
Gains on asset sales	4	9	(5)	(55.56)	—	33	(33)	0.00
Other income	163	157	6	3.82	770	520	250	48.08

Total other income	552	643	(91)	(14.15)	1,919	1,945	(26)	(1.34)

Salaries and employee benefits	1,326	1,295	31	2.39	4,094	3,900	194	4.97
Occupancy, furniture & equip	382	276	106	38.41	975	872	103	11.81
State taxes	95	109	(14)	(12.84)	313	327	(14)	(4.28)
Data processing	122	197	(75)	(38.07)	519	592	(73)	(12.33)
FDIC deposit insurance	17	17	—	0.00	52	52	—	0.00
Professional fees	87	86	1	1.16	267	234	33	14.10
Amortization of intangibles	4	4	—	0.00	13	132	(119)	(90.15)
Losses on asset sales	—	5	(5)	0.00	57	40	17	42.50
Other operating expense	602	576	26	4.51	1,661	1,668	(7)	(0.42)

Total other expense	2,635	2,565	70	2.73	7,951	7,817	134	1.71

Income before taxes	362	674	(312)	(46.29)	1,693	1,859	(166)	(8.93)
Income taxes	53	158	(105)	(66.46)	358	419	(61)	(14.56)

Net income	309	516	(207)	(40.12)	1,335	1,440	(105)	(7.29)

Interest income earned during the third quarter ended September 30, 2006 was $4,766,000 an increase of $206,000 or 4.52% from the same quarter in 2005. Year-to-date interest income earned was $14,479,000 an increase of $1,294,000 or 9.81% over the same period in 2005. On a fully-taxable equivalent basis, the increase is $238,000 or 5.16% for the three-month period and an increase of $1,392,000 or 10.43% for the nine-month period. The increase in interest income is primarily due to rate increases as average earning assets decreased $10,193,000 for the three-month period and $1,504,000 for the nine-month period from the same periods in 2005. As rate increases have an
See notes to the consolidated financial statements

15.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
immediate impact on maturing certificates of deposits that are renewed and borrowings that reprice, its affect on loans are somewhat slower. Although the majority of the Corporation’s loan portfolio is adjustable, the rate adjustments are often fixed for one, two, three or more years from the anniversary of the loan’s origination creating a delay in the current earning rate. For the same three months ended September 30, 2006, interest expense of $2,223,000 increased $624,000 during the third quarter as the cost of funds grew 1.06% points to 3.61%. Interest expense for the nine-month period of $6,371,000 increased $1,867,000 from the same period in 2005, resulting in an increase in cost of funds of 0.99% from the same period in 2005. Therefore, net interest income decreased $418,000 and $573,000 for the three and nine-month periods from the same periods in 2005. On a fully-taxable equivalent basis the decrease in net interest income was $386,000 for the three-month period and $475,000 for the nine-month period. The result of the above has caused the fully-taxable equivalent margin to decline from 4.37% to 3.96% for the three-month period and 4.34% to 4.13% for the nine-month period.
The provision for loan losses was $98,000 for the third quarter of 2006 compared to $365,000 for 2005, a decrease of $267,000. For the nine-month period the provision was $383,000 or $567,000 less than the same nine-month period in 2005. The reduction in provision has helped to mitigate the decrease in net interest income. Net interest income after the provision for loan losses was $2,445,000 for the third quarter, a decrease of $151,000 or 5.82% from the same period the previous year. On a year-to-date basis, net interest income after the provision for loan losses was $7,725,000, a decrease of $6,000 or 0.08% from the same period in 2005. During the third quarter, net charge offs increased $186,000 from the same period in 2005. This increase is primarily due to the write-off of nonperforming loans previously held at Advantage Finance. Year-to-date net charge offs total $927,000 compared to $819,000 year-to-date 2005, an increase of $108,000 or 13.19%. Management determines the adequacy of the allowance for loan losses through its analysis of specific problem loans and historical charge-off experience in addition to its evaluation of local and national economic conditions. The Bank believes that the current balance in the allowance for loan losses is sufficient to cover probable identified losses in the loan portfolio.
Non-interest income earned during the third quarter was $552,000 compared to $643,000 for the third quarter in 2005, a decrease of $91,000 or 14.15%. The decrease in non-interest income is primarily due to the decrease in overdraft and service fees of $92,000. For the nine-month period non-interest income was $1,919,000 compared to $1,945,000 for the same period the previous year, a decrease of $26,000 or 1.34%. Year-to-date overdraft and service fees decreased $243,000 from the same period in 2005. The gain on the sale of the Company’s credit card portfolio of $176,000 during the first quarter and the gain on the sale of the servicing of Freddie Mac loans of approximately $75,000 during the second quarter helped to mitigate the year-to-date decrease in non-interest income.
Total non-interest expense increased $70,000 or 2.73% during the third quarter and increased $134,000 or 1.71% year-to-date 2006 compared to the same periods in 2005. Increases came primarily through increased personnel expenses for the three and nine-month periods, $31,000 and $194,000 respectively. Hospitalization insurance continues to climb adding an additional $33,000 for the quarter and $91,000 year-to-date in personnel expense. Also contributing to the increased personnel expense is the year-to-date severance pay of $62,000 resulting from the consolidation of Advantage Finance into the Bank’s operations and the closing of the Bellefontaine branch earlier this year.
Occupancy, furniture and equipment expense increased $106,000 during the third quarter and $103,000 year-to-date from the same periods in 2005. With the completion of the Bank’s operations center, approximately $3,900,000 of new assets were booked during the third quarter, giving rise to increased depreciation expense. Subsequently the Bank realized savings in data processing expenses of $75,000 during the third quarter and $73,000 year-to-date as processing is now being done in-house rather than out-sourced to external vendors. Also offsetting the year-to-date increase in overall non-interest expense is the elimination of the amortization of mortgage servicing rights as this asset was fully amortized during 2005.
See notes to the consolidated financial statements

16.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table provides an analysis of the average balances, yields and rates on interest-earning assets and interest-bearing liabilities.

	Three months Ended September 30,
	2006			2005
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
			($ in thousands)

Securities (1)	$56,752	$718	5.02%	$59,103	$670	4.50%
Loans (2)	206,303	4,131	7.94	214,145	3,941	7.30

Total interest-earning assets	263,055	4,849	7.31	273,248	4,611	6.70
Other assets	25,146			19,867

Total assets	$288,201			$293,115

Deposits — interest bearing	$226,501	1,990	3.49%	$223,631	1,349	2.39%
Borrowed funds	17,850	233	5.18	25,252	250	3.93

Total interest-bearing deposits and borrowings	$244,351	2,223	3.61	$248,883	1,599	2.55
Noninterest-bearing demand deposits	20,241			21,406
Other liabilities	1,553			814
Shareholders’ equity	22,056			22,012

Total liabilities and shareholders’ equity	$288,201			$293,115

Net interest income		$2,626			$3,012

Interest rate spread			3.70%			4.15%

Net interest margin (3)			3.96%			4.37%

(1)	Securities include federal funds sold for purposes of this yield table. Average yields on all securities have been computed based on amortized cost. Income on tax exempt securities has been computed on a fully-taxable equivalent basis using a 34% tax rate and a 20% disallowance of interest expense deductibility under TEFRA rules. The amount of such adjustment was $83,000 and $51,000 for 2006 and 2005 respectively.

(2)	Average balance is net of deferred loan fees and loan discounts. Interest income includes loan fees of $143,000 and $180,000 and deferred dealer reserve expense of $85,000 and $95,000 in 2006 and 2005 respectively.

(3)	Net interest income as a percentage of average interest-earning assets.
The Corporation’s quarterly income, before taxes, for the three-month period ended September 30, 2006 was $362,000, a decrease of $312,000 from the same quarter in 2005. Income before taxes, for the nine-month period was $1,693,000, a decrease of $166,000 for the same period the previous year. Consequently, taxes decreased $105,000 for the third quarter and $61,000 for the nine-month period due to decreased earnings. Net income after taxes of $309,000 for the three-month period decreased $207,000 from the same period in 2005. Year-to-date net income after taxes of $1,335,000 decreased $105,000 from 2005. The Corporation’s goal of restructuring the Company’s operations in order to increase its profitability is still at the forefront. As with most major reform, additional expenses are instantaneous while benefits are slower to realize.
See notes to the consolidated financial statements

17.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table provides an analysis of the average balances, yields and rates on interest-earning assets and interest-bearing liabilities.

	Nine months Ended September 30,
	2006			2005
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	($ in thousands)

Securities (4)	$57,845	$2,190	5.06%	$60,945	$2,061	4.52%
Loans (5)	212,998	12,542	7.87	211,402	11,279	7.13

Total interest-earning assets	270,843	14,732	7.27	272,347	13,340	6.55
Other assets	24,315			20,765

Total assets	$295,158			$293,112

Deposits — interest bearing	$222,917	5,381	3.23%	$224,919	3,828	2.28%
Borrowed funds	27,097	990	4.88	23,473	676	3.85

Total interest-bearing deposits and borrowings	$250,014	6,371	3.41	$248,392	4,504	2.42
Noninterest-bearing demand deposits	21,766			21,718
Other liabilities	1,529			1,104
Shareholders’ equity	21,849			21,898

Total liabilities and shareholders’ equity	$295,158			$293,112

Net interest income		$8,361			$8,836

Interest rate spread			3.86%			4.13%

Net interest margin (6)			4.13%			4.34%

(4)	Securities include federal funds sold for purposes of this yield table. Average yields on all securities have been computed based on amortized cost. Income on tax exempt securities has been computed on a fully-taxable equivalent basis using a 34% tax rate and a 20% disallowance of interest expense deductibility under TEFRA rules. The amount of such adjustment was $253,000 and $155,000 for 2006 and 2005 respectively.

(5)	Average balance is net of deferred loan fees and loan discounts. Interest income includes loan fees of$456,000 and $548,000 and deferred dealer reserve expense of $211,000 and $223,000 in 2006 and 2005 respectively.

(6)	Net interest income as a percentage of average interest-earning assets.
See notes to the consolidated financial statements

18.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The Company has certain obligations and commitments to make future payments under contracts. At September 30, 2006, the aggregate contractual obligations and commitments are:
Contractual obligations

	Payments Due by Period
		Less Than	1—3	3—5	After
(in thousands)	Total	One Year	Years	Years	5 Years
Time deposits and certificates of deposit	$128,184	$82,069	$40,665	$4,542	$908
Borrowed funds	15,000	15,000	—	—	—

Total	$143,184	$97,069	$40,665	$4,542	$908

Other commitments

	Amount of Commitment — Expiration by Period
		Less Than	1—3	3—5	After
(in thousands)	Total	One Year	Years	Years	5 Years
Commitments to extend commercial credit	$11,034	$9,509	$1,368	$41	$116
Commitments to extend consumer credit	12,813	355	1,154	331	10,973
Standby letters of credit	2,142	2,142	—	—	—

Total	$25,989	$12,006	$2,522	$372	$11,089

Items listed above under “Contractual Obligations” represent standard bank financing activity under normal terms and practices. Such funds normally roll-over or are replaced by like items depending on the then-current financing needs. Items shown under “Other Commitments” also represent standard bank activity, but for extending credit to bank customers. Commercial credits generally represent lines of credit or approved loans with drawable funds still available under the contract terms. On an on-going basis, approximately half of these amounts are expected to be drawn. Consumer credits generally represent amounts drawable under revolving home equity lines. Such amounts are usually deemed less likely to be drawn upon in total as consumers tend not to draw down all amounts on such lines. Utilization rates tend to be fairly constant over time. Standby letters of credit represent guarantees to finance specific projects whose primary source of financing come from other sources. In the unlikely event of the other source’s failure to provide sufficient financing, the Bank would be called upon to fill the need. The Bank is also continually engaged in the process of approving new loans in a bidding competition with other banks. Terms for these potential new loans are approved by management and board committees, with caveats and possible counter terms made to the applicant customers. Customers may accept these terms, make a counter proposal, or accept terms from a competitor. These loans are not yet under contract but offers have been tendered, and would be required to be funded if accepted. Such agreements, with various possible maturities, represent approximately $139,000 as of September 30, 2006.
See notes to the consolidated financial statements

19.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
LIQUIDITY AND CAPITAL RESOURCES
The Corporation’s liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities which are summarized in the Condensed Consolidated Statements of Cash Flows. Cash and cash equivalents amounted to $11,992,000 at September 30, 2006 compared to $6,605,000 at December 31, 2005.
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
Net cash flows resulted in an increase of $5,317,000 in cash and cash equivalents since December 31, 2005. Repayments of loan balances of $24,660,000 and repayments and maturities from securities available for sale of $3,733,000 offset the decrease in deposits of $3,576,000 with the remainder being utilized to pay down net borrowings of $17,970,000. During the same period in 2005, cash and cash equivalents decreased $5,421,000 primarily due to the net increase in loans.
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
For the period ending September 30, 2006, the Bank’s leverage ratio was 7.25% and the risk-based capital ratio was 10.66%, both of which exceeded the minimum regulatory requirements to be considered well-capitalized. The Corporation’s leverage and risk-based capital ratios were 7.74% and 11.34% at September 30, 2006, exceeding well-capitalized levels.
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
See notes to the consolidated financial statements

20.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 4 — Controls and Procedures
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Corporation conducted an evaluation of its disclosure controls and procedures as of September 30, 2006, pursuant to Securities Exchange Act Rule 13a-15(e). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of the end of the period covered by this report.
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
See notes to the consolidated financial statements

21.

COMMERCIAL BANCSHARES, INC.
FORM 10-Q
Quarter ended September 30, 2006
PART II — OTHER INFORMATION
Item 1. Legal Proceedings:
There are no matters required to be reported under this item.
Item 1A. Risk Factors:
There have been no material changes from risk factors as previously disclosed in Part I, Item 1A. of Commercial Bancshares, Inc.’s 10-K filed on March 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds:
There were no repurchases made by the Corporation during the third quarter, 2006.
Item 3. Defaults upon Senior Securities:
There are no matters required to be reported under this item.
Item 4. Submission of Matters to a Vote of Security Holders:
There are no matters required to be reported under this item.
Item 5. Other Information:
There are no matters required to be reported under this item.
Item 6. Exhibits:

Exhibit
Number	Description of Document

3.1	Amended Articles of Incorporation of the Corporation
(incorporated by reference to Registrant’s Form 8-K dated April 27, 1995)

3.2	Code of Regulations of the Corporation
(incorporated by reference to Registrant’s Form 8-K dated April 27, 1995)

4	Form of Certificate of Common Shares of the Corporation
(incorporated by reference to Registrant’s Form 8-K dated April 27, 1995)

11	Statement re computation of per share earnings (reference is hereby made to Note 2 to the Consolidated Financial Statements)

31.1	Certification by CEO Pursuant to Rule 13a-14(a) of the Sarbanes Oxley Act, Section 302

31.2	Certification by CFO Pursuant to Rule 13a-14(a) of the Sarbanes Oxley Act, Section 302

32.1	Certification by CEO Pursuant to Sarbanes Oxley Section 906

32.2	Certification by CFO Pursuant to Sarbanes Oxley Section 906
See notes to the consolidated financial statements

22.

COMMERCIAL BANCSHARES, INC.
SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL BANCSHARES, INC.
(Registrant)
Date: November 3, 2006	/s/ Philip W. Kinley
(Signature)
Philip W. Kinley President and Chief Executive Officer

Date: November 3, 2006	/s/ Scott A. Oboy
(Signature)
Scott A. Oboy Executive Vice President and Chief Financial Officer
See notes to the consolidated financial statements

23.