Form 10-K
period 2006-12-31
COMMERCIAL BANCSHARES INC \OH\
filed 2007-03-29
CIK 1009976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006. Commission File Number 000-27894
COMMERCIAL BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

OHIO (State or other jurisdiction of incorporation or organization)	34-1787239 (I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Based on the closing price of the registrant’s common shares as of June 30, 2006, the aggregate value of the voting common shares held by non-affiliates was $30,745,077.
At March 20, 2007, there were issued and outstanding 1,144,955 of the registrant’s Common Shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s 2006 Annual Report to Shareholders are incorporated by reference into Parts I and II of this Form 10-K. Portions of the registrant’s Proxy Statement dated March 21, 2007 for the April 11, 2007 Annual Meeting of Shareholders are incorporated by reference into Part III of the Form 10-K.

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
Although wholly-owned by the Corporation, the Bank functions as an independent community bank. The Bank was organized on April 20, 1920 as a state-chartered Bank and incorporated as “The Lewis Bank & Trust Corporation” under the laws and statutes of the State of Ohio. An amendment to the articles of incorporation on February 8, 1929 changed the name of the Bank to its present name. The Bank provides customary retail and commercial banking services to its customers, including acceptance of deposits for demand, savings and time accounts and servicing of such accounts; commercial, consumer and real estate lending, including installment loans, individual retirement accounts (IRA’s), safe deposit facilities and night depository facilities. The Bank is a nonmember of the Federal Reserve System, is insured by the Federal Deposit Insurance Corporation (FDIC) and is regulated by the Division and the FDIC.
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

4.

The general economic conditions in the Corporation’s market area have generally been consistent with the state as a whole. The Corporation is not aware of any exposure to material costs associated with environmental hazardous waste cleanup. Bank loan procedures require that state and federal environmental regulatory studies be obtained by Bank management before approving any commercial real estate loan where such potential risk is considered likely to exist.
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
Employees
Currently the Company has 102 full-time employees and 22 part-time employees.
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
Other than as described below with respect to activities that are “financial in nature”, the Corporation is generally prohibited by the BHC Act from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of managing or controlling banks or furnishing services to its subsidiaries.
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
Under the GLB Act, a bank holding company that has elected to become a financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. Activities that are “financial in nature” include securities underwriting, dealing and market-making, sponsoring mutual funds and investment companies, insurance underwriting and agency, merchant banking, and activities the Federal Reserve Board has determined to be closely related to banking. The Corporation has elected to be a financial holding company.

5.

The Bank is subject to limitations with respect to transactions with affiliates.
A substantial portion of the Corporation’s cash revenues is derived from dividends paid by the Bank. These dividends are subject to various legal and regulatory restrictions. Further discussion of regulatory restrictions is presented in Note 12 of the Commercial Bancshares, Inc. financial statements included in its Annual Report, which is incorporated herein by reference.
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
Noncompliance with laws and regulations by financial holding companies and banks can lead to monetary penalties or an increased level of supervision or a combination of these two items. Management is not aware of any current instances of noncompliance with laws and regulations and does not anticipate any problems maintaining compliance on a prospective basis. Recent regulatory inspections and examinations of the Corporation and the Bank have not disclosed any significant instances of noncompliance
The earnings and growth of the Corporation are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government and its agencies, particularly the Federal Reserve Board. Its policies influence the amount of bank loans and deposits and the interest rates charged and paid thereon, and thus have an effect on earnings. The nature of future monetary policies and the effect of such policies on the future business and earnings of the Corporation and Bank cannot be predicted.
The following schedules present, for the periods indicated, certain financial and statistical information of the Corporation as required under the Securities and Exchange Commission’s Industry Guide 3, or a specific reference as to the location of required disclosures in the Corporation’s 2006 Annual Report to Shareholders (the “Annual Report”), which is included as Exhibit 13 to this document and incorporated herein by reference.
Statistical Disclosures
The following statistical information for 2006, 2005, and 2004, included in the Annual Report is incorporated herein by reference.

Pages of
Annual
Report

Return on Equity and Assets	2
Volume / Rate Analysis	6
Distribution of Assets, Liabilities and Shareholders, Equity	7
Loan Portfolio	10-11, 13
Summary of Loan Loss Experience	11-13
Investment Portfolio	13-14
Deposits	14-15
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
The Company is Subject to Interest Rate Risk
The Company’s earnings and cash flows are largely dependent upon its net interest income. Net interest is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond the Company’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, could influence not only the interest the Company receives on loans and securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) the Company’s ability to originate loans and obtain deposits, (ii) the fair value of the Company’s financial assets and liabilities, and (iii) the average duration of the Company’s mortgage-backed securities portfolio. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Company’s net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall at a faster pace than the interest rates paid on deposits and other borrowings.
Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on the Company’s results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on the Company’s financial condition and results of operations. See the sections captioned “Results of Operations — Net Interest Income” and “Quantitative and Qualitative Disclosures about Market Risk” set forth in the Company’s 2006 Annual Report to Shareholders incorporated herein by reference.
The Company is Subject to Lending Risk
There are inherent risks associated with the Company’s lending activities. These risks include, but are not limited to, the impact of changes in interest rates and changes in the economic conditions in the markets where the Company operates as well as those across the State of Ohio, as well as the entire United States. Increases in interest rates and/or weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans. The Company is also subject to various laws and regulations that affect its lending activities. Failure to comply with the applicable laws and regulations could subject the Company to regulatory enforcement action that could result in the assessment of significant civil monetary penalties against the Company.
As of December 31, 2006, approximately 70.1% of the Company’s loan and lease portfolio consisted of commercial, construction and commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because the Company’s loan portfolio contains a significant number of commercial and industrial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Company’s financial condition and results of operations. See the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations,

7.

Financial Condition — Loans” set forth in the Company’s 2006 Annual Report to Shareholders and incorporated herein by reference.
The Company’s Allowance For Loan and Lease Losses May Be Insufficient
The Company maintains an allowance for loan and lease losses, which is an allowance established through a provision for loan and lease losses charged to expense, that represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans and leases. The allowance, in the judgment of management, is necessary to reserve for estimated loan and lease losses and risks inherent in the loan and lease portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan and lease portfolio quality; present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan and lease losses inherently involves a high degree of subjectivity and requires the Company to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Company’s control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review the Company’s allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan and lease losses, the Company will need additional provisions to increase the allowance for loan and lease losses. These increases in the allowance for loan and lease losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on the Company’s financial condition and results of operations. See the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Allowance for Loan Losses” set forth in the Company’s 2006 Annual Report to Shareholders incorporated herein by reference for further discussion related to the Company’s process for determining the appropriate level of the allowance for loan and losses.
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
The Company faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include national, regional, and community banks within the various markets the Company operates. The Company also faces competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies, factoring companies and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of the Company’s competitors have fewer

8.

regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than the Company can. The Company’s ability to compete successfully depends on a number of factors, including, among other things:
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
The Company Is Subject To Extensive Government Regulation and Supervision
The Company, primarily through Commercial Savings Bank, is subject to extensive federal regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect the Company’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Company in substantial and unpredictable ways. Such changes could subject the Company to additional costs, limit the types of financial services and products the Company may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Company’s business, financial condition and results of operations. While the Company has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. See the section captioned “Supervision and Regulation” in Part I, Item 1., which is located elsewhere in this report.
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
The Company Relies on Dividends From Its Subsidiaries For Most Of Its Revenue
The Company is a separate and distinct legal entity from Commercial Savings Bank. It receives substantially all of its revenue from dividends from Commercial Savings Bank. These dividends are the principal source of funds to pay dividends on the Company’s common stock and interest and principal on the Company’s debt. Various federal and/or state laws and regulations limit the amount of dividends that Commercial Savings Bank may pay to the Company. Also, the Company’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event Commercial Savings Bank is unable to pay dividends to the Company, the Company may not be able to service debt, pay obligations or pay dividends on the Company’s common stock.

9.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

10.

ITEM 2 — PROPERTIES
The Corporation’s headquarters and the Bank’s main office are located at 118 South Sandusky Avenue, Upper Sandusky, Ohio, in Wyandot County. The building is used exclusively by the Corporation and the Bank. All of the offices listed below are owned by the Bank and are free and clear of any encumbrances.

	Location	Description

1.	Main Office 118 S. Sandusky Ave. Upper Sandusky, Ohio 43351	Two story building built in the early 1900’s and remodeled in 1991.

2.	Carey Office 128 S. Vance Street Carey, OH 43316	One story building built and opened in 1973.

3.	Harpster Office 17480 Cherokee Street Harpster, OH 43323	One story building purchased in 1978.

4.	North Drive-In Office 400 N. Sandusky Avenue Upper Sandusky, OH 43351	One story drive in office opened in 1981.

5.	Marion Barks Road Office 170 Barks Road East Marion, OH 43302	One story building purchased, renovated, and opened in 1988.

6.	Findlay Tiffin Avenue Office 1600 Tiffin Avenue Findlay, OH 45840	One story building purchased in 1992. The building was renovated in 1999 to add more office space.

7.	Marion Jamesway Office 279 Jamesway Marion, OH 43302	One story building constructed and opened in 1996

8.	Findlay Lincoln Street Office 201 Lincoln Street Findlay, OH 45840	One story building purchased in 1999 and opened in 2000.

9.	Westerville Office 17 N. State Street Westerville, OH 43081	One story building purchased in 2000 and opened in 2001.

10.	Advantage Finance Main Street 141 S. Main Street Marion, OH 43301	Two story building purchased and opened in 2000.
The Bank considers its physical properties to be in good operating condition (subject to reasonable wear and tear) and suitable for the purposes for which they are being used. During the second quarter the Bank ceased operations at its Bellefontaine office in Marion, Ohio. This office, which had been in operation since 1999, had not attained the expected level of profitability. Further analysis of the Bank’s customer demographics showed this office was inconveniently located compared to the other two Marion offices. Also during the second quarter, the Bank consolidated the operations of Advantage Finance, Inc. into its indirect lending department in an effort to achieve a greater level of efficiency and productivity.
ITEM 3 — LEGAL PROCEEDINGS
There is no pending litigation, other than routine litigation incidental to the business of the Corporation, Bank, or Commercial Financial of a material nature involving or naming the Corporation, Bank, or Commercial Financial as a defendant. Furthermore, there are no material legal proceedings in which any director, officer, principal shareholder, affiliate of the Corporation, or security holder owning five percent of the Corporation’s common stock; or any associates of such persons is a party or has a material interest that is adverse to the

11.

Corporation, Bank, or Commercial Financial. None of the routine litigation in which the Corporation, Bank, or Commercial Financial is involved is expected to have a material adverse impact on the financial position or results of operations of the Corporation, Bank, or Commercial Financial.
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matter was submitted to a vote of security holders during the fourth quarter of 2006.
PART II
ITEM 5 — MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The information set forth under the heading “Shareholder Information” on page 39 of the Annual Report is incorporated herein by reference.
Issuer Purchases of Equity Securities
The following table reflects shares repurchased by the Corporation during the fourth quarter, 2006. These shares were purchased as part of a program approved by the Corporation’s Board of Directors in June 2002. The Corporation has no publicly announced stock repurchase plans or programs.

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased as	Value) of Shares
			Part of Publicly	that May Yet be
	Total Number of	Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased	Paid per Share	Programs	Plans or Programs

October 1, 2006 — October 31, 2006	580	$27.25	-0-	44,088

November 1, 2006 — November 30, 2006	2,900	$27.25	-0-	41,188

December 1, 2006 — December 31, 2006	2,320	$27.25	-0-	38,868

Total	5,800	$27.25	-0-	38,868
All shares were purchased in open-market transactions. The program provides for a maximum repurchase of 10% of the Corporation’s common stock outstanding as of the date of the program’s approval over a period of five years. The program ends June 30, 2007. Shares not purchased of each year’s 2% allocation are no longer considered for purchase as each anniversary date is reached.
ITEM 6 — SELECTED FINANCIAL DATA
The information set forth under the heading “Comparative Summary of Selected Financial Data” on page 2 of the Annual Report is incorporated herein by reference.
ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
The information set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 3 through 16, inclusive, of the Annual Report is incorporated herein by reference.

12.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information set forth under the heading “Quantitative and Qualitative Disclosures about Market Risk” on pages 16 through 18 of the Annual Report is incorporated herein by reference.
ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information contained in the consolidated financial statements and related notes and the report of independent registered public accounting firm thereon, on pages 19 through 39, inclusive, of the Annual Report is incorporated herein by reference.
ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no disagreements between the Corporation and its independent accountants on accounting and financial disclosures.
ITEM 9A — CONTROLS AND PROCEDURES
Commercial Bancshares, Inc. carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of December 31, 2006, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2006, in timely alerting them to material information required to be in the Corporation’s (including its consolidated subsidiaries) periodic SEC filings.
There was no change in the Corporation’s internal control over financial reporting that occurred during the Corporations’ fiscal quarter ending December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
ITEM 9B — OTHER INFORMATION
None.
PART III
ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Information concerning Directors and Executive Officers of the Corporation appears under the captions “Board and Committee Membership”, “Committees of the Board”, “Information relating to Nominees and other Directors”, “Executive Officers”, and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Corporation’s Definitive Proxy Statement dated March 21, 2007 for the Annual Meeting of Shareholders to be held on April 11, 2007 and is incorporated herein by reference.
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

13.

ITEM 11 — EXECUTIVE COMPENSATION
Information concerning executive compensation appears, under the captions “Director Independence and Related Party Transactions”, “Compensation Discussion and Analysis”, “Summary Compensation Table”, “Grants of Plan-Based Awards”, “Outstanding Equity Awards at Fiscal Year and Year-End”, “Option Exercises and Stock Vested Table”, “Pension Benefits”, “Compensation Committee Report on Executive Compensation”, “Deferred Compensation Plan”, and “Employment Agreements” in the Corporation’s Definitive Proxy Statement dated March 21, 2007 for the Annual Meeting of Shareholders to be held on April 11, 2007 and is incorporated herein by reference.
ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information concerning security ownership of certain beneficial owners and management is contained under the captions “Voting Securities and Principal Holders Thereof”, “Information Relating to Nominees and other Directors”, and “Share Ownership of Management and Directors” in the Corporation’s Definitive Proxy Statement dated March 21, 2007 for the Annual Meeting of Shareholders to be held on April 11, 2007 and is incorporated herein by reference.
The following table includes information as of December 31, 2006 with respect to the 1997 Commercial Bancshares, Inc. Stock Option Plan, under which equity securities of the Corporation are authorized for issuance. The Corporation has no other compensation plans under which equity securities of the Corporation are authorized for issuance.

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in
Plan category	and rights	and rights	column[a])
	(a)	(b)	(c)
Equity Compensation plans approved by security holders	31,819	$26.04	93,037
ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Information concerning certain relationships and related transactions is contained under the caption “Director Independence and Related Party Transactions” in the Corporation’s Definitive Proxy Statement dated March 21, 2007 for the Annual Meeting of Shareholders to be held on April 11, 2007 and is incorporated herein by reference.
ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information concerning principal accountant fees and services is contained under the caption “Principal Accounting Firm Fees” of the Corporation’s Definitive Proxy Statement dated March 21, 2007 for the Annual Meeting of Shareholders to be held on April 11, 2007 and is incorporated herein by reference.

14.

PART IV
ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following Consolidated Financial Statements and related Notes to Consolidated Financial Statements, together with the report of the Independent Registered Public Accounting Firm dated March 9, 2007 appear on pages 19 through 39 of the Commercial Bancshares, Inc. 2006 Annual Report and are incorporated herein by reference.

1.	Financial Statements

Consolidated Balance Sheets
December 31, 2006 and 2005

Consolidated Statements of Income for the Years Ended
December 31, 2006, 2005 and 2004

Consolidated Statements of Shareholders’ Equity for the Years Ended
December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements for the Years Ended
December 31, 2006, 2005 and 2004

Report of Independent Registered Public Accounting Firm

Financial statement schedules are omitted as they are not required or are not applicable or because the required information is included in the consolidated financial statements or notes thereto.
(b)	EXHIBITS

Exhibit Number	Description of Document

3.1.a	Amended Articles of Incorporation of the Corporation (incorporated by reference to Registrant’s Form 8-K dated April 27, 1995)

3.1.b	Amendment to the Corporation’s Amended Articles of Incorporation to increase the number of shares authorized for issuance to 4,000,000 common shares, no par value (incorporated by reference to Appendix I to Registrant’s Definitive Proxy Statement filed March 13, 1997)

3.2	Code of Regulations of the Corporation (incorporated by reference to Registrant’s Form 8-K dated April 27, 1995)

4	Form of Certificate of Common Shares of the Corporation (incorporated by reference to Registrant’s Form 8-K dated April 27, 1995)

10.1	Commercial Bancshares, Inc. 1997 Stock Option Plan (incorporated by reference to Appendix II to our Proxy Statement, as filed with the SEC on Schedule 14A on March 13, 1997)

10.2	Commercial Bancshares, Inc. Deferred Compensation Plan

15.

Exhibit Number	Description of Document

(incorporated by reference to Exhibit 4.1 to our Registration Statement Form S-8, as filed with the SEC on March 17, 1999)

10.5	Executive Employment Contract with Scott A. Oboy, dated June 8, 2005 (incorporated by reference to Exhibit 10.5 to Registrant’s Form 10-K filed March 31, 2006)

13	Annual Report to Shareholders for the Year Ended 2006

21	Subsidiaries of the Registrant

23.1	Consent of Plante & Moran, PLLC

31.1	Certification by CEO Pursuant to Sarbanes Oxley Section 302

31.2	Certification by CFO Pursuant to Sarbanes Oxley Section 302

32.1	Certification by CEO Pursuant to Sarbanes Oxley Section 906

32.2	Certification by CFO Pursuant to Sarbanes Oxley Section 906
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

03/28/2007	COMMERCIAL BANCSHARES, INC.
Date

By:	/s/ PHILIP W. KINLEY
Philip W. Kinley, President and CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 2007.

Signatures	Signatures

/s/ PHILIP W. KINLEY	/s/ EDWIN G. EMERSON

Philip W. Kinley	Edwin G. Emerson
President and Principal Executive Officer	Director

/s/ SCOTT A. OBOY	/s/ DEBORAH J. GRAFMILLER

Scott A. Oboy	Deborah J. Grafmiller
Executive Vice President and Chief Financial Officer	Director

/s/ RICHARD SHEAFFER	/s/ KURT D. KIMMEL

Richard Sheaffer	Kurt D. Kimmel
Director, Chairman of the Board	Director

/s/ DANIEL E. BERG	/s/ STANLEY K. KINNETT

Daniel E. Berg	Stanley K. Kinnett
Director	Director

/s/ J. WILLIAM BREMYER	/s/ MICHAEL A. MASTRO

J. William Bremyer	Michael A. Mastro
Director	Director

/s/ LYNN R. CHILD	/s/ MICHAEL A. SHOPE

Lynn R. Child	Michael A. Shope
Director	Director

/s/ MARK DILLON	/s/ DOUGLAS C. SMITH

Mark Dillon	Douglas C. Smith
Director	Director

17.

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1.a	Amended Articles of Incorporation of the Corporation (incorporated by reference to Registrant’s Form 8-K dated April 27, 1995)

3.1.b	Amendment to the Corporation’s Amended Articles of Incorporation to increase the number of shares authorized for issuance to 4,000,000 common shares, no par value (incorporated by reference to Appendix I to Registrant’s Definitive Proxy Statement filed March 13, 1997)

3.2	Code of Regulations of the Corporation (incorporated by reference to Registrant’s Form 8-K dated April 27, 1995)

4	Form of Certificate of Common Shares of the Corporation (incorporated by reference to Registrant’s Form 8-K dated April 27, 1995)

10.1	Commercial Bancshares, Inc. 1997 Stock Option Plan (incorporated by reference to Appendix II to our Proxy Statement, as filed with the SEC on Schedule 14A on March 13, 1997)

10.2	Commercial Bancshares, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8, as filed with the SEC on March 17, 1999)

10.3	Commercial Bancshares Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-K filed March 31, 2005)

10.5	Executive Employment Contract with Scott A. Oboy, dated June 8, 2005 (incorporated by reference to Exhibit 10.5 to Registrant’s Form 10-K filed March 31, 2005)

13	Annual Report to Shareholders for the Year Ended 2006

21	Subsidiaries of the Registrant

23.1	Consent of Plante & Moran, PLLC

31.1	Certification by CEO Pursuant to Sarbanes Oxley Section 302

31.2	Certification by CFO Pursuant to Sarbanes Oxley Section 302

32.1	Certification by CEO Pursuant to Sarbanes Oxley Section 906

32.2	Certification by CFO Pursuant to Sarbanes Oxley Section 906

18.