Form 10-Q
period 2007-03-31
COMMERCIAL BANCSHARES INC \OH\
filed 2007-05-14
CIK 1009976

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period ended March 31, 2007.
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 14, 2007, the last practicable date, there were 1,140,365 outstanding of the registrant’s common shares, no par value.

COMMERCIAL BANCSHARES, INC.

2.

COMMERCIAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in thousands)

	March 31,	December 31,
	2007	2006
ASSETS
Cash and cash equivalents	$11,213	$5,650
Federal funds sold	9,753	5,168

Cash equivalents and federal funds sold	20,966	10,818

Securities available for sale	51,803	51,773
Total loans	186,030	194,422
Allowance for loan losses	(1,976)	(2,015)

Loans, net	184,054	192,407
Premises and equipment, net	9,332	9,502
Accrued interest receivable	1,431	1,329
Other assets	7,895	7,863

Total assets	$275,481	$273,692

LIABILITIES
Deposits
Noninterest-bearing demand	$21,927	$22,064
Interest-bearing demand	90,928	86,160
Savings and time deposits	95,998	97,446
Time deposits $100,000 and greater	43,257	43,995

Total deposits	252,110	249,665
FHLB advances	—	—
Other borrowed funds	—	—
Accrued interest payable	381	398
Other liabilities	843	1,182

Total liabilities	253,334	251,245

SHAREHOLDERS’ EQUITY
Common stock, no par value; 4,000,000 shares authorized, 1,178,938 shares issued in 2007 and 2006	11,214	11,213
Retained earnings	12,729	12,886
Deferred compensation plan shares, at cost, 18,964 shares in 2007, and 18,964 shares in 2006	(475)	(475)
Treasury stock, 35,093 shares in 2007, 27,603 shares in 2006	(960)	(756)
Accumulated other comprehensive loss	(361)	(421)

Total shareholders’ equity	22,147	22,447

Total liabilities and shareholders’ equity	$275,481	$273,692

See notes to the consolidated financial statements.

3.

COMMERCIAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2007	2006
Interest income
Interest and fees on loans	$3,776	$4,162
Interest on securities:
Taxable	383	433
Nontaxable	196	189
Other interest income	93	21

Total interest income	4,448	4,805

Interest expense
Interest on deposits	2,051	1,587
Interest on borrowings	—	401

Total interest expense	2,051	1,988

Net interest income	2,397	2,817
Provision for loan losses	277	180

Net interest income after provision for loan losses	2,120	2,637

Noninterest income
Service fees and overdraft charges	353	381
Gains on sale of repossessed assets	23	—
Other income	115	335

Total noninterest income	491	716

Noninterest expense
Salaries and employee benefits	1,319	1,402
Premises & equipment	448	300
State taxes	103	113
Data processing	80	197
FDIC deposit insurance	17	17
Professional fees	152	92
Loss on sale of repossessed assets	1	37
Amortization of intangibles	2	4
Other operating expense	503	522

Total noninterest expense	2,625	2,684

Income before income taxes	(14)	669
Income tax expense	(75)	154

Net income	$61	$515

Basic earnings per common share	$.05	$.44

Diluted earnings per common share	$.05	$.44

See notes to the consolidated financial statements.

4.

COMMERCIAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2007	2006
Balance at beginning of period	$22,447	$21,525

Comprehensive income:
Net income	61	515
Change in net unrealized gain (loss) on securities available for sale, net of reclassification and tax effects	60	(119)

Total comprehensive income	121	396

Treasury stock purchased, 7,490 shares in 2007, 3,908 shares in 2006	(204)	(111)

Stock-Based Compensation	1	—

Treasury stock issued under stock option plans, 0 shares in 2007, 2,195 shares in 2006	—	52

Dividends paid ($.19 and $.19 per share in 2007 and 2006)	(218)	(220)

Balance at end of period	$22,147	$21,642

See notes to the consolidated financial statements.

5.

COMMERCIAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
	($ in thousands)
Cash flows from operating activities
Net income	$61	$515
Adjustments	242	184

Net cash from operating activities	303	699

Cash flows from investing activities
Securities available for sale
Purchases	(1,077)	—
Maturities and repayments	1,093	1,182
Net change in loans	7,849	8,962
Proceeds from sale of OREO and repossessed assets	111	47
Bank premises and equipment expenditures, net	(154)	(728)

Net cash from investing activities	7,822	9,463

Cash flows from financing activities
Net change in deposits	2,445	(4,355)
Increase in FHLB advances	—	5,000
Decrease in FHLB advances	—	(6,600)
Net change in federal funds purchased	—	(1,870)
Treasury shares purchased	(204)	(111)
Treasury shares reissued for stock options	—	52
Cash dividends paid	(218)	(220)

Net cash from financing activities	2,023	(8,104)

Net change in cash equivalents and federal funds sold	10,148	2,058

Cash equivalents and federal funds sold at beginning of period	10,818	6,605

Cash equivalents and federal funds sold at end of period	$20,966	$8,663

Supplemental disclosures
Cash paid for interest	$2,068	$1,987
Cash paid for income taxes	0	0
Non-cash transfer of loans to OREO and repossessed assets	236	105
See notes to the consolidated financial statements.

6.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation: The accompanying consolidated financial statements include the accounts of Commercial Bancshares, Inc. (the “Corporation”) and its wholly-owned subsidiaries, Commercial Financial and Insurance Agency, LTD (“Commercial Financial”) and The Commercial Savings Bank (the “Bank”). The Bank also owns a 49.9% interest in Beck Title Agency, Ltd. which is accounted for using the equity method of accounting. All significant inter-company balances and transactions have been eliminated in consolidation. As approved by the Board of Directors in January 2006, the operations of the Bank’s wholly-owned subsidiary, Advantage Finance, Inc., (“Advantage”) were consolidated into the Bank’s operations in June 2006.
These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Corporation at March 31, 2007, and results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances. The Annual Report for the Corporation for the year ended December 31, 2006, contains consolidated financial statements and related notes, which should be read in conjunction with the accompanying consolidated financial statements.
Use of Estimates: To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided. Actual results could differ from these estimates. The collectibility of loans, fair values of financial instruments, and status of contingencies are particularly subject to change.
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
Industry Segments: While the Corporation’s chief decision-makers monitor the revenue streams of various products and services, operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, all of the Corporation’s operations are considered by management to be aggregated in one reportable segment.
Financial Statement Presentation: Certain items in prior financial statements have been reclassified to conform to the current presentation of information.

7.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2 — EARNINGS PER SHARE
Weighted average shares used in determining basic and diluted earnings per share for the period ending March 31, are as follows:

	2007	2006
Weighted average shares outstanding during the period	1,147,401	1,159,351
Dilutive effect of exercisable stock options	1,911	3,042

Weighted average shares considering dilutive effect	1,149,312	1,162,393

At March 31, 2007 and 2006 there were 13,200 and 13,200 stock options that were not considered in computing diluted earnings per share because they were anti-dilutive.
NOTE 3 — LOANS
Loans were as follows:

	March 31, 2007	December 31, 2006
	($ in thousands)
Commercial and agriculture loans	$131,911	$136,230
Residential real estate loans	7,987	8,152
Residential construction loans	917	965
Home equity loans	17,272	17,551
Consumer and credit card loans	11,952	12,440
Consumer finance loans	15,991	19,084

Total loans	$186,030	$194,422

Loan balances are reported net of deferred origination fees of $72,000 and $73,000 for March 31, 2007 and December 31, 2006, respectively. The balances are also net of $3,006,000 and $3,496,000 of unearned income for March 31, 2007 and December 31, 2006 respectively. The majority of which is due to loans previously held at Advantage Finance.
Activity in the allowance for loan losses for the three months ended March 31 was as follows:

	2007	2006
	($ in thousands)
Beginning balance	$2,015	$2,755
Provision for loan loss	277	180
Loans charged off	(354)	(413)
Recoveries of loans previously charged-off	38	110

Ending balance	$1,976	$2,632

Impaired loans were as follows:

	March 31, 2007	December 31, 2006
	($ in thousands)
Period-end loans with no allocated allowance	$1,657	$1,560
Period-end loans with allocated allowance	379	424

Total	$2,036	$1,984

Amount of allowance for loan loss allocated	$124	$76

8.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Nonperforming loans were as follows:

	March 31, 2007	December 31, 2006
	($ in thousands)
Loans past due over 90 days still on accrual	$199	$283
Nonaccrual loans	2,036	1,984
The impaired and nonperforming loans have been considered in management’s evaluation of the adequacy of the allowance for loan losses.
NOTE 4 — OTHER COMPREHENSIVE INCOME
Other comprehensive income for the three months ended March 31 was as follows:

	2007	2006
	($ in thousands)
Unrealized holding gains (losses) on securities available for sale	$91	$(180)
Less: Reclassification adjustment for losses (gains) recognized in income	—	—

Net unrealized holding gains (losses)	91	(180)
Tax effect	31	61

Other comprehensive income	$60	$(119)

9.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
The following discussion focuses on the consolidated financial condition of Commercial Bancshares, Inc. at March 31, 2007, compared to December 31, 2006, and the consolidated results of operations for the quarterly period ending March 31, 2007 compared to the same period in 2006. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements and related footnotes.
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
This quarterly discussion includes three tables “Ending Balances,” “Average Daily Balances” and “Yield Analysis.” The Ending Balance table details the dollar and percent changes in ending balances for the current three-month period and for the same period from the prior year. The Average Daily Balance table details the dollar and percent changes for the current three-month period. The Yield Analysis table details the combination of changing portfolio balance mixes and the earning power behind the rates associated with those balances. Interest income, as presented in the yield analysis table, has been adjusted to a tax-equivalent basis using a 34% tax rate. Interest income from tax-exempt securities is further adjusted by the Tax Equity and Fiscal Responsibility Act (“TEFRA”) adjustment for the disallowance as a deduction of a portion of total interest expense related to the ratio of average tax-exempt securities to average total assets. This adjustment results in tax-exempt income and yields being presented on a basis comparable with income and yields from fully-taxable earning assets. The reader should be able to get a clearer picture of the Corporation’s overall performance by viewing these tables in conjunction with the consolidated financial statements.
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
Allowance for loan losses ~ Accounting for loan classifications, accrual status, and determination of the allowance for loan losses is based on regulatory guidance. This guidance includes, but is not limited to, generally accepted accounting principles, guidance issued by the Securities and Exchange Commission, the uniform retail credit classification and account management policy issued by the Federal Financial Institutions Examination Council, and the joint policy statement on the allowance for loan losses methodologies, issued by the Federal Financial Institutions Examination Council, Federal Deposit Insurance Corporation, and various other regulatory agencies. Accordingly, the allowance for loan losses includes a reserve calculation based on an evaluation of loans determined to be impaired, risk ratings, historical losses, loans past due, general and local economic conditions, trends, portfolio concentrations, collateral value and other subjective factors.
FINANCIAL CONDITION
Total assets decreased by $1,789,000 or 0.65% in the three-month period ended March 31, 2007 compared to a decrease of $7,667,000 or 2.53% during the same period the prior year. Total liabilities increased $2,089,000 or 0.83% during the first quarter in 2007 compared to a decrease of $7,784,000 or 2.76% during the same quarter the prior year. Shareholders’ equity decreased $300,000 during 2007 or 1.34% compared to an increase of $117,000 or 0.54% during the same period the prior year.
During the first quarter of 2007, cash equivalents and federal funds sold increased $10,148,000 or 93.81% from year-end 2006 compared to an increase of $2,058,000 or 31.16% from the same period the prior year. The increase in cash equivalents and federal funds sold during the current period is primarily the result of declining loans of $8,392,000 and increased deposit accounts of $2,445,000. Last year declining loan balances were utilized to pay down borrowings of $3,470,000 and offset the $4,356,000 decrease in deposit balances. Securities available for sale increased $30,000 or 0.06% from year-end 2006 compared to a decrease of $1,386,000 or 2.43% for the same period the previous year. Principal pay downs from mortgage backed securities were reinvested to acquire higher-yielding tax free securities during the first quarter. Last year these principal pay downs were used to repay borrowings and offset decreasing deposit balances.

11.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
During the first quarter of 2007 gross loans decreased $8,392,000 or 4.32% compared to a decrease of $9,338,000 or 4.10% during the same quarter the prior year. The Bank experienced decreases in all loan portfolios since year-end 2006 with the most substantial decreases in commercial loans and loans previously held at Advantage Finance, with year-to-date decreases of $4,319,000 and $3,093,000 respectively. Heightened competition in the commercial lending market coupled with vacancies in the Bank’s business development department has prohibited the Corporation from keeping pace with the run-off of commercial loans. The run-off of former Advantage Finance loans was planned when the decision was made to discontinue out-of-state lending and strengthen indirect lending within the Bank’s local markets. This portfolio is expected to decline rapidly over the next few years. Since shifting the focus to local markets in June 2006, the Company has consistently increased its new indirect loans each month. However, repayments on existing loans in this portfolio continue to increase at a faster rate and overshadow any new growth. The decrease in loans for the same period last year was primarily in the commercial portfolio as a short-term, cash-collateralized loan of $4,000,000 was paid off within the first quarter. Another significant decrease of $488,000 was in the consumer portfolio with the expected run-off of Tatonka horse trailer loans and the sale of the Company’s credit card portfolio. Residential real estate loans decreased $165,000 since the end of the year compared to a decrease of $981,000 during the same period the prior year. Home equity loans decreased $279,000 since year-end 2006 compared to a decrease of $290,000 during the same period the prior year. In an effort to stop further declines and ultimately grow consumer loans, the Bank introduced a new home equity program during the first quarter of 2007.
The allowance for loan losses is maintained at a level believed adequate by management to absorb probable credit losses inherent in the loan portfolio as of the balance sheet date. This allowance is based upon management’s periodic analysis of information available at that time.
The allowance for loan losses totaled $1,976,000 at March 31, 2007, a decrease of $39,000 or 1.94% from year-end 2006. Provisions made to the allowance for loan losses during the first quarter of 2007 totaled $277,000, an increase of $97,000 or 53.89% from the same period in 2006. The Company’s allowance for loan losses represented 1.06% of total loans at March 31, 2007 compared to 1.21% for the same period the prior year. Net charge-offs increased $13,000 or 4.29% for the first quarter compared to the same quarter the previous year. The percentage of net charge-offs to average loans was 0.17% for the first quarter of 2007 compared to 0.14% for the same period in 2006.
Total nonperforming loans, which includes loans 90 days or more past due and still accruing totaled $2,235,000 at March 31, 2007 a decrease of $32,000 or 1.41% from total nonperforming loans of $2,267,000 at year-end 2006. Impaired loans for the current quarter totaled $2,036,000 an increase of $52,000 or 2.62% from impaired loans of $1,984,000 at the end of December 31, 2006. The related allowance for loan losses specified for impaired loans was $124,000 for the quarter ended March 31, 2007, an increase of $48,000 or 63.16% from the specified allowance for impaired loans of $76,000 at year-end 2006. The Corporation recognizes income on impaired loans using the cash basis method. Interest income recognized on impaired loans during the first quarter of 2007 totaled $2,000. The ratio of nonperforming assets to ending loans for the first quarter was 1.20% compared to a ratio of 1.17% at year-end 2006.
The Bank regularly evaluates the adequacy of the allowance for loan losses by considering various factors such as current loan ratings, historical losses, changes in the composition of the loan portfolio, overall quality, delinquency trends and current economic factors. The provision for loan losses is an estimate and the use of different estimates or assumptions could produce a different provision for loan losses. If negative trends and expectations of management do not materialize, the allowance may be

12.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
relatively high to the actual performance of the loan portfolio which may lead to the reduction of future provisions. Conversely, if positive trends and expectations of management are unrealized, the provision for loan losses in the current period may be insufficient and may require increases to future provisions.
Total non-earning assets of $18,658,000 decreased $36,000 or 0.19% from non-earning assets of $18,694,000 at year-end 2006 compared to an increase of $876,000 or 5.85% from the comparative periods the prior year. The following discussion details the increases and decreases of those items having a significant impact on the change in non-earning assets.
Fixed assets decreased $170,000 from year-end 2006 resulting from increased depreciation expense as construction of the operations center was completed and placed into service mid-year 2006. The allocation of depreciation expense is offset to accumulated depreciation thereby reducing the book value of fixed assets each month. An increase in accrued interest receivable of $102,000 is primarily due to semi-annual paying, municipal securities rebuilding their receivable balances coupled with increased outstanding balances relating to purchases during the first quarter of 2007. An increase of $32,000 in other assets is primarily attributable to the increased value of company-owned life insurance along with additions to repossessed assets offset by decreases in various prepaid expense accounts at the end of March 2007. The increase in non-earning assets from the previous year included an increase of $563,000 in fixed assets primarily due to asset purchases being placed into construction in process during the operations center’s construction phase. An increase of $130,000 in accrued interest receivable is again due to semi-annual paying, municipal securities rebuilding their receivable balances. An increase of $183,000 in other assets is due to the increased value of company-owned life insurance, additions to repossessed assets and increased ending balances in prepaid expenses.
Total deposits increased $2,445,000 or 0.98% from year-end 2006 compared to a decrease of $4,356,000 or 1.75% for the same period last year. The Bank is still experiencing movement within its deposit composition as customers take advantage of the competitive market and transfer balances from lower-yielding demand deposit accounts or long-term certificate of deposit accounts to higher-yielding money market accounts and premium checking accounts. Interest-bearing demand deposit accounts grew $4,768,000 or 5.53% since year-end 2006. This growth was offset by decreases of $1,448,000 in savings and time deposits, $738,000 in large certificate deposit accounts and $137,000 in noninterest-bearing demand deposits. The prior year’s overall decrease in deposits came primarily from a match-funded loan of $4,000,000 with additional decreases of $2,330,000 in savings and small and large time deposits, the majority of which consisted of brokered deposits and public funds. These lost footings were replaced with increases in the higher-yielding interest-bearing demand deposit accounts of $2,344,000. During 2006 the Bank utilized its excess cash flow from loan repayments to completely pay down $31,100,000 in FHLB advances with final pay-off transacting in the last quarter.
Total shareholders’ equity decreased $300,000 or 1.34% compared to an increase of $117,000 or 0.54% for the same period last year. The decrease in shareholders’ equity reflects current earnings of $61,000, less dividends paid of $218,000, less treasury stock purchases of $204,000, plus the increase in the market value of securities available for sale, net of tax, of $61,000. The Corporation paid a cash dividend for the first quarter of $0.19 per share. Total outstanding shares for the quarter ended March 31, 2007 was 1,178,938. The ratio of total shareholders’ equity to total assets was 8.04% at March 31, 2007 compared to a ratio of 8.20% at December 31, 2006.

13.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	ENDING BALANCES AS OF THE DATE SHOWN
(in thousands)	03/31/07	12/31/06	$ Chg	% Chg	03/31/06	12/31/05	$ Chg	% Chg
Cash & fed funds	20,966	10,818	10,148	93.81	8,663	6,605	2,058	31.16
Securities AFS	51,803	51,773	30	0.06	55,545	56,931	(1,386)	(2.43)
Gross loans	186,030	194,422	(8,392)	(4.32)	218,343	227,681	(9,338)	(4.10)
Allowance for loan losses	(1,976)	(2,015)	39	(1.94)	(2,632)	(2,755)	123	(4.46)

Loans, net	184,054	192,407	(8,353)	(4.34)	215,711	224,926	(9,215)	(4.10)
Premises & equipment	9,332	9,502	(170)	(1.79)	6,948	6,385	563	8.82
Accrued interest receivable	1,431	1,329	102	7.67	1,570	1,440	130	9.03
Other assets	7,895	7,863	32	0.41	7,343	7,160	183	2.56

Total assets	275,481	273,692	1,789	0.65	295,780	303,447	(7,667)	(2.53)

Noninterest-bearing demand	21,927	22,064	(137)	(0.62)	23,289	27,659	(4,370)	(15.80)
Interest-bearing demand	90,928	86,160	4,768	5.53	75,039	72,695	2,344	3.22
Savings and time deposits	95,998	97,446	(1,448)	(1.49)	103,244	104,466	(1,222)	(1.17)
Time deposits of $100k	43,257	43,995	(738)	(1.68)	42,578	43,686	(1,108)	(2.54)

Total deposits	252,110	249,665	2,445	0.98	244,150	248,506	(4,356)	(1.75)
FHLB advances	—	—	—	0.00	29,500	31,100	(1,600)	(5.14)
Other borrowed funds	—	—	—	0.00	—	1,870	(1,870)	(100.00)
Accrued interest payable	381	398	(17)	(4.27)	331	330	1	0.30
Other liabilities	843	1,182	(339)	(28.68)	157	116	41	35.34

Total liabilities	253,334	251,245	2,089	0.83	274,138	281,922	(7,784)	(2.76)
Shareholders’ equity	22,147	22,447	(300)	(1.34)	21,642	21,525	117	0.54

Total liabilities & equity	275,481	273,692	1,789	0.65	295,780	303,447	(7,667)	(2.53)

Average asset balances for the quarter ended March 31, 2007 decreased $26,579,000 or 8.87% from March 31, 2006. The decrease in average assets is primarily due to the decrease of $32,010,000 in gross average loans since March 2006. The most significant reduction in average loan balances is in commercial and agricultural loans of $15,928,000 or 10.65%. Another substantial decrease was the planned run-off of loans previously held at Advantage Finance, decreasing $10,859,000 or 38.21% from the prior year. The Tatonka loan portfolio with an average balance of $7,083,000 during the first quarter decreased $2,433,000 from the same period last year. Average consumer loans increased $639,000 or 14.49% from average balances a year ago. This increase is primarily due to the concerted effort to grow indirect loans within the Bank’s local markets.
Average balances in premises and equipment increased $2,736,000 or 41.01% from the same period a year ago due to increased balances in construction in process through the construction phase of the Company’s operations center. A decrease in average balances in accrued interest receivable of $141,000 or 8.81% is in line with decreased balances in interest-earning assets. Average balances in other assets increased $162,000 or 2.11% from the prior year primarily due to an increase in the value of company-owned life insurance, prepaid expense accounts and reclassified balance sheet accounts offset by a decrease in accounts receivable balances.

14.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Average liabilities of $250,690,000 for the current period decreased $27,067,000 or 9.74% from average liabilities of $277,757,000 a year ago. This decease is primarily due to decreased average balances in FHLB advances of $34,749,000. Average deposit balances increased $7,191,000 or 2.97% from average balances a year ago primarily due to increased average balances in interest-bearing demand accounts and large time deposits of $12,718,000 and $877,000 respectively. This growth is a result of customers transferring funds to higher-yielding demand deposit and money market accounts from lower-yielding savings and time deposits and noninterest-bearing demand accounts as average balances in these accounts decreased $5,504,000 and $900,000 respectively. The increase of $59,000 in average accrued interest payable balances is in line with the increased balances in interest-bearing liabilities.
The increase in other liabilities of $573,000 is primarily the result of an increase in average balances from reclassified balance sheet accounts. Average shareholders equity increased $488,000 or 2.23% from average balances a year ago.
AVERAGE DAILY BALANCES
for the periods shown

	Three Months Ended March 31
(dollars in thousands)	2007	2006	$ Chg	% Chg
Cash & fed funds	14,561	8,114	6,447	79.46
Securities AFS	51,933	56,439	(4,506)	(7.598)
Gross loans	189,839	221,849	(32,010)	(14.43)
Allowance for loan losses	(2,005)	(2,738)	733	(26.77)

Loans, net	187,834	219,111	(31,277)	(14.27)
Premises & equipment	9,408	6,672	2,736	41.01
Accrued interest receivable	1,460	1,601	(141)	(8.81)
Other assets	7,837	7,675	162	2.11

Total assets	273,033	299,612	(26,579)	(8.87)

Noninterest-bearing demand	21,570	22,470	(900)	(4.01)
Interest-bearing demand	87,062	74,344	12,718	17.11
Savings and time deposits	97,267	102,771	(5,504)	(5.36)
Time deposits of $100k	43,386	42,509	877	2.06

Total deposits	249,285	242,094	7,191	2.97
FHLB advances	—	34,749	(34,749)	(100.00)
Other borrowed funds	—	141	—	0.00
Accrued interest payable	454	395	59	14.94
Other liabilities	951	378	573	151.59

Total liabilities	250,690	277,757	(27,067)	(9.74)
Shareholders’ equity	22,343	21,855	488	2.23

Total liabilities & equity	273,033	299,612	(26,579)	(8.87)

RESULTS OF OPERATIONS
Net income for the three-month period ended March 31, 2007 was $61,000, a decrease of $454,000 or

15.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
88.16% from the same period in 2006. Diluted earnings per share fell $0.39 to $0.05 per share for the first quarter ended March 31, 2007. The following discussion details the contributing factors influencing these operating results.
CONSOLIDATED STATEMENTS OF INCOME
for the periods shown

	Three Months Ended March 31
(dollars in thousands)	2007	2006	$ Chg	% Chg
Interest and fees on loans	3,776	4,162	(386)	(9.27)
Taxable interest on securities	383	433	(50)	(11.55)
Tax-free interest on securities	196	189	7	3.70
Other interest income	93	21	72	342.86

Total interest income	4,448	4,805	(357)	(7.43)

Interest on deposits	2,051	1,587	464	29.24
Interest on borrowings	—	401	(401)	(100.00)

Total interest expense	2,051	1,988	63	3.17

Net interest income	2,397	2,817	(420)	(14.91)
Provision for loan losses	277	180	97	53.89

Net interest after PLL	2,120	2,637	(517)	(19.61)

Service and overdraft fees	353	381	(28)	(7.35)
Gains on repossessed assets	23	—	23	100.00
Other income	115	335	(220)	(65.67)

Total other income	491	716	(225)	(31.42)

Salaries and employee benefits	1,319	1,402	(83)	(5.92)
Premises & equipment	448	300	148	49.33
State taxes	103	113	(10)	(8.85)
Data processing	80	197	(117)	(59.39)
FDIC deposit insurance	17	17	—	0.00
Professional fees	152	92	60	65.22
Loss on the sale of repossessed assets	1	37	(36)	(97.30)
Amortization of intangibles	2	4	(2)	(50.00)
Other operating expense	503	522	(19)	(3.64)

Total other expense	2,625	2,684	(59)	(2.20)

Income before taxes	(14)	669	(683)	(102.09)
Income taxes	(75)	154	(229)	(148.70)

Net income	61	515	(454)	(88.16)

Net interest income, the Corporation’s primary source of earnings, is the amount by which interest and fees generated by earning assets exceed the interest costs of liabilities obtained to fund them. The volume and composition of interest-earning assets and interest-bearing liabilities, as well as the level of noninterest-bearing demand deposits and shareholders’ equity, affect net interest income. Also

16.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
impacting net interest income is the susceptibility of interest-earning assets and interest-bearing liabilities to changes in the general market level of interest rates. Management attempts to manage the repricing of assets and liabilities so as to achieve a stable level of net interest margin. This is accomplished through the pricing and promotion of various loan and deposit products as well as the active management of the Corporation’s portfolio of securities available for sale and borrowed funds.
Interest income for the first quarter of 2007 was $4,448,000 compared to $4,805,000 in the first quarter of 2006, a decrease of $357,000 or 7.43%. This decrease is due primarily to the declining average balances in the loan portfolio. The average balance of net loans decreased $31,277,000 or 14.27% from the same period in 2006. However, the average yield on loans grew to 8.15%, an increase of 0.45% from the same period last year. Interest income on a fully-taxable equivalent basis totaled $4,534,000 for the current quarter, a decrease of $356,000 from the same period in 2006.
Interest expense for the first quarter of 2007 was $2,051,000, an increase of $63,000 or 3.17% from the same period in 2006. Interest expense on deposits increased $464,000 or 29.24% from the same period in 2006. Average interest-bearing deposit balances grew $8,091,000 or 3.68% compared to the same period last year with average interest rates increasing to 3.65% for the three-month period ended March 31, 2007 from 2.93% for the same period in 2006. A decrease of $401,000 in interest expense on borrowings for the current period helped mitigate the rising costs of interest expense by lowering both the average yield paid on total borrowed funds and reducing the average outstanding balances of interest-bearing liabilities.
Net interest income before provision for loan losses totaled $2,397,000 for the quarter ended March 31, 2007 compared to $2,817,000 in 2006, a decrease of $420,000 or 14.91%. This decrease resulted from a decrease in net interest margin from 4.24% for the first quarter of 2006 to 4.08% for the current quarter. The Corporation’s net interest margin is being compressed as loan run-off is outpacing new loan growth and interest rate increases while deposit balances continue to grow and reprice at a faster pace than earning assets.
The provision for loan losses for the current quarter was $277,000 compared to $180,000 for the same period in 2006. Charge-offs during 2007 totaled $354,000, due primarily to nonperforming loans previously held at Advantage Finance. Total charge-offs decreased $59,000 or 14.29% for the current period from the same period in 2006. Recoveries of previously charged-off loans totaled $38,000 for the current quarter compared to $110,000 for the same period in 2006. Management determines the adequacy of the allowance for loan losses through its analysis of specific problem loans and historical charge-off experience in addition to its evaluation of local and national economic conditions. The Corporation believes the current balance in the allowance for loan losses is sufficient to cover probable identified losses in the loan portfolio.
Non-interest income totaled $491,000 for the current quarter, a decrease of $225,000 or 31.42% from non-interest income of $716,000 for the first quarter of 2006. The decrease in non-interest income is primarily due to the recognition of a gain on the sale of the Company’s credit card portfolio of $176,000 during the first quarter in 2006. Other factors contributing to the decrease in non-interest income are decreases in mortgage loan origination income of $34,000, and $28,000 in service and overdraft fees during the current period compared to 2006. Offsetting the decrease in non-interest income is the increase of $23,000 relating to gains on sales of repossessed assets during the current quarter with no gains realized in the prior year. During the first quarter of 2007, the Bank implemented an overdraft protection program in an effort to stimulate diminishing service fee income along with expanding its products and services to remain competitive within local markets. This program offers another level of service to existing customers by honoring checks that would otherwise be returned for insufficient funds thereby saving the customer multiple fees charged by venders to whom the checks were originally drawn.

17.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Yield Analysis
The following table provides an analysis of the average balances, yields and rates on interest-earning assets and interest-bearing liabilities.

	Three Months Ended March 31,
	2007			2006
	Average		Average	Average	Average
	balance	Interest	yield/rate	balance	Interest	yield/rate
	($ in thousands)
Securities (1)	$59,073	$758	5.20%	$58,343	$728	5.06%
Loans (2)	187,834	3,776	8.15	219,111	4,162	7.70

Total interest-earning assets	246,907	4,534	7.45	277,454	4,890	7.15
Other assets	26,126			22,158

Total assets	$273,033			$299,612

Interest-bearing deposits	$227,715	2,051	3.65%	$219,624	1,587	2.93%
Borrowed funds	—	—	0.00	34,890	401	4.66

Total interest-bearing deposits and borrowings	$227,715	2,051	3.65	$254,514	1,988	3.17
Noninterest-bearing demand deposits	21,570			22,470
Other liabilities	1,405			773
Shareholder’s equity	22,343			21,855

Total liabilities and shareholders’ equity	$273,033			$299,612

Net interest income		$2,483			$2,902

Interest rate spread			3.80%			3.98%

Net interest margin (3)			4.08%			4.24%

(1)	Securities include federal funds sold for purposes of this yield table. Average yields on all securities have been computed based on amortized cost. Income on tax exempt securities has been computed on a fully-taxable equivalent basis using a 34% tax rate and a 20% disallowance of interest expense deductibility under TEFRA rules. The amount of such adjustment was $86,000 and $85,000 for 2007 and 2006, respectively.

(2)	Average balance is net of deferred loan fees and loan discounts. Interest income includes loan fees of $142,000 and $162,000 and deferred dealer reserve expense of $73,000 and $83,000 in 2007 and 2006, respectively.

(3)	Net interest income as a percentage of average interest-earning assets.

18.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Total non-interest expense during the current quarter totaled $2,625,000, a decrease of $59,000 or 2.20% compared to non-interest expense of $2,684,000 for the same period in 2006. The following discussion highlights the significant items that resulted in increases or decreases in the components of noninterest expense.
Personnel expense totaled $1,319,000 for the first quarter of 2007 compared to $1,402,000 for the same period in 2006 resulting in a 5.92% decrease or $83,000. This decrease is primarily due to a reduction in full-time equivalent employees. Slight increases in payroll taxes, hospitalization expense and retirement plan expense partially offset the reduction in personnel expense.
Premises and equipment expense increased $148,000 from $300,000 for the first quarter in 2006 to $448,000 for the current quarter. Components of premises and equipment expense include utility payments, depreciation expense, real estate taxes, building insurance, janitorial services, equipment maintenance contracts and repair and maintenance costs. All of these expenses increased due to the addition of the operations center. The most significant increase in premises and equipment costs is depreciation expense, which accounts for 87.16% of the overall increase.
Data processing fees totaled $80,000 for the three-month period ended March 31, 2007, a decrease of $117,000 from the same period in 2006. Data processing expense was expected to decrease once the operations center was completed and the Bank began its own processing in-house. As projected, this expense has steadily declined since mid-year 2006.
Professional fees represent legal, audit and outside consulting fees paid by the Corporation. Professional fees totaled $152,000 for the first quarter of 2007 compared to $92,000 for the same quarter in 2006. This increase was primarily in legal and consulting services used to assist with various projects.
Other operating expense totaled $503,000 for the first quarter, a decrease of $19,000 or 3.64% from the same period in 2006. This overall decrease consists of increases and decreases in numerous accounts. The more significant changes were in increased software maintenance, shareholder reporting and collection fees offset with decreased credit bureau expense, courier service, advertising expense, forms production and postage expense.
The Corporation ended the first quarter with a net loss before taxes of $14,000, a decrease of $683,000 from the same period last year. This loss is primarily due to compression on the Corporation’s net interest margin. Intense competition for loans within local markets coupled with the trend of deposits repricing more quickly than assets could continue to have a negative impact on earnings. Net income after tax totaled $61,000 for the first quarter of 2007 compared to $515,000 for the same period last year.

19.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The Company has certain obligations and commitments to make future payments under contracts. At March 31, 2007, the aggregate contractual obligations and commitments are:
Contractual obligations
(in thousands)

	Payments Due by Period
		Less Than	1-3	3-5	After
	Total	One Year	Years	Years	5 Years
Time deposits and certificates of deposit	$122,697	$82,819	$35,011	$4,017	$850
Borrowed funds	—	—	—	—	—

Total	$122,697	$82,819	$35,011	$4,017	$850

Other commitments
(in thousands)

	Amount of Commitment – Expiration by Period
		Less Than	1-3	3-5	After
	Total	One Year	Years	Years	5 Years
Commitments to extend commercial credit	$13,505	$7,944	$853	$237	$4,471
Commitments to extend consumer credit	11,429	236	1,299	106	9,788
Standby letters of credit	2,152	2,151	—	—	1

Total	$27,086	$10,331	$2,152	$343	$14,260

Items listed above under “Contractual obligations” represent standard bank financing activity under normal terms and practices. Such funds normally roll-over or are replaced by like items depending on then-current financing needs. Items shown under “Other commitments” also represent standard bank activity, but for extending credit to bank customers. Commercial credits generally represent lines of credit or approved loans with drawable funds still available under the contract terms. On an on-going basis, about half of these amounts are expected to be drawn. Consumer credits generally represent amounts drawable under revolving home equity lines or credit card programs. Such amounts are usually deemed less likely to be drawn upon in total as consumers tend not to draw down all amounts on such lines. Utilization rates tend to be fairly constant over time. Standby letters of credit represent guarantees to finance specific projects whose primary source of financing come from other sources. In the unlikely event of the other source’s failure to provide sufficient financing, the bank would be called upon to fill the need. The bank is also continually engaged in the process of approving new loans in a

20.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
bidding competition with other banks. Terms of possible new loans are approved by management and Board committees, with caveats and possible counter terms made to the applicant customers. Those customers may accept those terms, make a counter proposal, or accept terms from a competitor. These loans are not yet under contract, but offers have been tendered, and would be required to be funded if accepted. Such agreements represent approximately $4,718,000 at March 31, 2007, for various possible maturity terms.
LIQUIDITY AND CAPITAL RESOURCES
The Corporation’s liquidity, primarily represented by cash equivalents and federal funds sold, is a result of its operating, investing and financing activities, which are summarized in the Condensed Consolidated Statements of Cash Flows. Primary sources of funds are deposits, prepayments and maturities of outstanding loans and securities. While scheduled payments from the amortization of loans and securities are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Funds are primarily used to meet ongoing commitments, satisfy operational expenses, pay maturing certificates of deposit and savings withdrawals and fund loan demand with excess funds invested in short-term interest-earning assets. Additional funds are generated through Federal Home Loan Bank advances and overnight borrowings. The Corporation’s liquidity ratio at March 31, 2007 was 12.7% compared to 10.9% at year- end 2006. Management believes that its sources of liquidity are adequate to meet the needs of the Corporation.
Net cash flows, resulted in an increase of $10,148,000 in cash equivalents and federal funds sold since December 31, 2006. This increase is primarily due to loan repayments of $7,849,000 along with deposit growth of $2,445,000. Cash equivalents and federal funds sold increased $2,058,000 for the same period last year.
Banking regulations have established minimum capital requirements for banks including risk-based capital ratios and leverage ratios. Regulations require all banks to have a minimum total risk-based capital ratio of 8.0%, with half of the capital composed of core capital. Minimum leverage ratio requirements range from 3.0% to 5.0% of total assets. Core capital, or Tier 1 capital, includes common equity, perpetual preferred stock and minority interests that are held by others in consolidated subsidiaries minus intangible assets. Supplementary capital, or Tier 2 capital, includes core capital and such items as mandatory convertible securities, subordinated debt and the allowance for loan losses, subject to certain limitations. Qualified Tier 2 capital can equal up to 100% of an institution’s Tier 1 capital with certain limitations in meeting the total risk-based capital requirements.
The Bank’s leverage and risk-based capital ratios as of March 31, 2007 were 7.7% and 10.3% respectively, compared to leverage and risk-based capital ratios of 7.4% and 10.1% respectively, at year-end 2006. The Bank exceeded minimum regulatory requirements to be considered well-capitalized for both periods. The Corporation’s leverage and risk-based capital ratios as of March 31, 2007 were 8.2% and 11.0% respectively, compared to leverage and risk-based capital ratios of 7.9% and 10.7% respectively, at year-end 2006, exceeding well-capitalized levels for both periods. Should it become necessary to raise capital to expand the activities of the Corporation, there are sufficient un-issued shares to effect a merger, or solicit new investors.

21.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 3. Quantitative and Qualitative Disclosures about Market Risk
A significant market risk to which the Corporation is exposed is interest rate risk. The business of the Corporation and the composition of its balance sheet consists of investments in interest-earning assets (primarily loans and securities), which are funded by interest-bearing liabilities (deposits and borrowings). These financial instruments have varying levels of sensitivity to changes in the market rates of interest, resulting in market risk. Interest rate risk is managed regularly through the Corporation’s Asset/Liability Management Committee (ALCO). The two primary methods to monitor and manage interest rate risk are rate-sensitivity gap analysis and review of the effects of various interest rate shock scenarios. Based upon ALCO’s review, there has been no significant change in the interest rate risk of the Corporation since year-end 2006. (See Quantitative and Qualitative Disclosures about Market Risk contained in the Annual Report to Shareholders for the year ended December 31, 2006.)
Item 4 — Controls and Procedures
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Corporation conducted an evaluation of its disclosure controls and procedures, pursuant to Securities Exchange Act of 1934, Rule 13a-15(e). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of the end of the period covered by this report.
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

22.

COMMERCIAL BANCSHARES, INC.
FORM 10-Q
Quarter ended March 31, 2007
PART II — OTHER INFORMATION
Item 1 — Legal Proceedings:
There are no matters required to be reported under this item.
Item 1A — Risk Factors
There have been no material changes from risk factors as previously disclosed in Part I, Item 1.A. of Commercial Bancshares, Inc.’s 10-K filed on March 29, 2007.
Item 2 — Unregistered Sales of Securities and Use of Proceeds:
The following table reflects shares repurchased by the Corporation during the first quarter ended March 31, 2007. These             shares were purchased as part of a program approved by the Corporation’s Board of Directors in June, 2002. The Corporation has no publicly announced stock repurchase plans or programs.

			Total Number of
		Average	Shares	Maximum Number
	Total	Price	Purchased as	of Shares that May
	Number	Paid	Part of Publicly	Yet be Purchased
	of Shares	per	Announced Plans	Under the Plan
Period	Purchased	Share	or Programs	or Programs

1/1/07 - 1/31/07	2,900	$27.25	-0-	35,968
2/1/07 - 2/28/07	2,320	$27.25	-0-	33,648
3/1/07 - 3/31/07	2,270	$27.25	-0-	31,378
Total	7,490	$27.25	-0-	31,378
All shares were purchased in open-market transactions. The program provides for a maximum repurchase of 10% of the Corporation’s common stock outstanding as of the date of the program’s approval over a period of five years. Shares not purchased of each year’s 2% allocation are no longer considered for purchase as each anniversary date is reached. The program, which was set to expire at the end of 2006, was renewed by the Board of Directors in November 2006 in accordance with its general terms for an indefinite period, with a review of the program to be conducted by the Board no less than annually.
Item 3 — Defaults upon Senior Securities:
There are no matters required to be reported under this item.
Item 4 — Submission of Matters to a Vote of Security Holders:
There are no matters required to be reported under this item.
Item 5 — Other Information:
There are no matters required to be reported under this item.

23.

COMMERCIAL BANCSHARES, INC.
Item 6 — Exhibits:

Exhibit Number	Description of Document

3.1.a.	Amended Articles of Incorporation of the Corporation
(incorporated by reference to Registrant’s Form 8-K dated April 27, 1995)

3.1.b.	Amendment to the Corporation’s Amended Articles of Incorporation to increase the number of shares authorized for issuance to 4,000,000 common shares, no par value (incorporated by reference to Appendix I to Registrant’s Definitive Proxy Statement filed March 13, 1997)

3.2	Code of Regulations of the Corporation
(incorporated by reference to Registrant’s Form 8-K dated April 27, 1995)

4	Form of Certificate of Common Shares of the Corporation
(incorporated by reference to Registrant’s Form 8-K dated April 27, 1995)

11	Statement re computation of per share earnings (reference is hereby made to Note 2 to the Consolidated Financial Statements on page 8 hereof)

31.1	Certification by CEO Pursuant to Sarbanes Oxley Section 302

31.2	Certification by CFO Pursuant to Sarbanes Oxley Section 302

32.1	Certification by CEO Pursuant to Sarbanes Oxley Section 906

32.2	Certification by CFO Pursuant to Sarbanes Oxley Section 906

24.

COMMERCIAL BANCSHARES, INC.
SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL BANCSHARES, INC.
(Registrant)

Date: 05/14/2007	/s/ Philip W. Kinley
(Signature)
Philip W. Kinley
President and Chief Executive Officer

Date: 05/14/2007	/s/ Scott A. Oboy

(Signature)
Scott A. Oboy
Executive Vice President and Chief Financial Officer

25.