Form 10-Q
period 2007-06-30
COMMERCIAL BANCSHARES INC \OH\
filed 2007-08-14
CIK 1009976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarterly Period ended June 30, 2007.
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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 14, 2007, the last practicable date, there were 1,136,977 outstanding of the registrant’s common shares, no par value.

COMMERCIAL BANCSHARES, INC.

2.

COMMERCIAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in thousands)

	June 30,	December 31,
	2007	2006
ASSETS
Cash and cash equivalents	$10,136	$5,650
Federal funds sold	4,230	5,168

Cash equivalents and federal funds sold	14,366	10,818

Securities available for sale	50,278	51,773
Total loans	184,111	194,422
Allowance for loan losses	(1,929)	(2,015)

Loans, net	182,182	192,407
Premises and equipment, net	9,147	9,502
Accrued interest receivable	1,266	1,329
Other assets	8,365	7,863

Total assets	$265,604	$273,692

LIABILITIES
Deposits
Noninterest-bearing demand	$21,100	$22,064
Interest-bearing demand	85,122	86,160
Savings and time deposits	93,201	97,446
Time deposits $100,000 and greater	43,655	43,995

Total deposits	243,078	249,665
FHLB advances	—	—
Other borrowed funds	—	—
Accrued interest payable	381	398
Other liabilities	1,026	1,182

Total liabilities	244,485	251,245

SHAREHOLDERS’ EQUITY
Common stock, no par value; 4,000,000 shares authorized, 1,178,938 shares issued in 2007 and 2006	11,225	11,213
Retained earnings	12,344	12,886
Deferred compensation plan shares; at cost, 19,345 and 18,964 shares in 2007 and 2006	(485)	(475)
Treasury stock; 40,221 in 2007 and 27,603 shares in 2006	(1,100)	(756)
Accumulated other comprehensive loss	(865)	(421)

Total shareholders’ equity	21,119	22,447

Total liabilities and shareholders’ equity	$265,604	$273,692

See notes to the consolidated financial statements.

3.

COMMERCIAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Interest income
Interest and fees on loans	$3,835	$4,250	$7,611	$8,412
Interest on securities:
Taxable	368	422	750	855
Nontaxable	203	190	399	379
Other interest income	75	46	168	68

Total interest income	4,481	4,908	8,928	9,714

Interest expense
Interest on deposits	2,080	1,805	4,130	3,392
Interest on borrowings	—	355	—	756

Total interest expense	2,080	2,160	4,130	4,148

Net interest income	2,401	2,748	4,798	5,566
Provision for loan losses	435	105	712	285

Net interest income after provision for loan losses	1,966	2,643	4,086	5,281

Noninterest income
Service fees and overdraft charges	479	384	833	765
Gains on sale of repossessed assets	19	60	42	60
Other income	162	271	277	606

Total noninterest income	660	715	1,152	1,431

Noninterest expense
Salaries and employee benefits	1,566	1,367	2,885	2,769
Premises and equipment	433	293	881	593
State taxes	108	105	211	218
Data processing	85	201	166	398
FDIC deposit insurance	17	17	34	34
Professional fees	158	89	310	181
Loss on sale of repossessed assets	45	84	46	121
Amortization of intangibles	2	4	4	8
Other operating expense	584	536	1,086	1,059

Total noninterest expense	2,998	2,696	5,623	5,381

Income (loss) before income taxes	(372)	662	(385)	1,331
Income tax expense (credit)	(203)	151	(277)	305

Net income (loss)	$(169)	$511	$(108)	$1,026

Basic earnings (loss) per common share	$(.15)	$.44	$(.09)	$.89

Diluted earnings (loss) per common share	$(.15)	$.44	$(.09)	$.88

See notes to the consolidated financial statements.

4.

COMMERCIAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended
	June 30,
	2007	2006
Balance at beginning of period	$22,147	$21,642

Comprehensive income:
Net income (loss)	(169)	511
Change in net unrealized gain (loss) on securities available for sale, net of reclassification and tax effects	(504)	(443)

Total comprehensive income	(673)	68

Treasury stock purchased; 5,510 shares in 2007 and 1,740 shares in 2006	(150)	(47)

Stock-based compensation	1	0

Treasury stock reissued for deferred compensation plan; 381 shares in 2007 and 250 shares in 2006	10	7

Dividends paid ($.19 and $.19 per share in 2007 and 2006)	(216)	(220)

Balance at end of period	$21,119	$21,450

	Six Months Ended
	June 30,
	2007	2006
Balance at beginning of period	$22,447	$21,525

Comprehensive income:
Net income (loss)	(108)	1,026
Change in net unrealized gain (loss) on securities available for sale, net of reclassification and tax effects	(444)	(562)

Total comprehensive income	(552)	464

Treasury stock purchased; 13,000 shares in 2007 and 5,648 shares in 2006	(354)	(158)

Stock-based compensation	2	0

Treasury stock issued under stock option plans; 0 shares in 2007 and 2,195 shares in 2006	0	52

Treasury stock reissued for deferred compensation plan; 381 shares in 2007 and 250 shares in 2006	10	7

Dividends paid ($.38 and $.38 per share in 2007 and 2006)	(434)	(440)

Balance at end of period	$21,119	$21,450

See notes to the consolidated financial statements.

5.

COMMERCIAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities
Net income (loss)	$(108)	$1,026
Adjustments	1,028	814

Net cash from operating activities	920	1,840

Cash flows from investing activities
Securities available for sale
Purchases	(1,537)	—
Maturities and repayments	2,270	2,416
Sales	—	—
Net change in loans	9,181	12,606
Proceeds from sale of OREO and repossessed assets	314	206
Bank premises and equipment expenditures, net	(234)	(2,539)

Net cash from investing activities	9,994	12,689

Cash flows from financing activities
Net change in deposits	(6,588)	(5,789)
Increase in FHLB advances	—	8,000
Decrease in FHLB advances	—	(14,100)
Net change in federal funds purchased	—	(1,870)
Treasury shares purchased	(354)	(158)
Treasury shares reissued for stock options	10	59
Cash dividends paid	(434)	(440)

Net cash from financing activities	(7,366)	(14,298)

Net change in cash equivalents and federal funds sold	3,548	231

Cash equivalents and federal funds sold at beginning of period	10,818	6,605

Cash equivalents and federal funds sold at end of period	$14,366	$6,836

Supplemental disclosures
Cash paid for interest	$4,148	$4,134
Cash paid for income taxes	—	61
Non-cash transfer of loans to OREO and repossessed assets	341	152
See notes to the consolidated financial statements.

6.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation: The accompanying consolidated financial statements include the accounts of Commercial Bancshares, Inc. (the “Corporation”) and its wholly-owned subsidiaries, Commercial Financial and Insurance Agency, LTD (“Commercial Financial”) and The Commercial Savings Bank (the “Bank”). The Bank also owns a 49.9% interest in Beck Title Agency, Ltd., which is accounted for by using the equity method of accounting. All significant inter-company balances and transactions have been eliminated in consolidation. As approved by the Board of Directors in January 2006, the operations of the Bank’s wholly-owned subsidiary, Advantage Finance, Inc. (“Advantage”) were consolidated into the Bank’s operations in June 2006.
These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Corporation at June 30, 2007, and results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances but should be read in conjunction with the consolidated financial statements and related footnotes included in the Corporation’s Annual Report for the year ended December 31, 2006.
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

7.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2 – EARNINGS PER SHARE
Weighted average shares used in determining basic and diluted earnings per share for the period ending June 30, are as follows:

	2007	2006
Weighted average shares outstanding during the period	1,144,055	1,157,548
Dilutive effect of exercisable stock options	—	2,823

Weighted average shares considering dilutive effect	1,144,055	1,160,371

At June 30, 2006, 13,200 stock options were not included in the calculation of earnings per share as their effect would have been anti-dilutive. For the three and six-month periods ended June 30, 2007, no dilution exists due to the Corporation’s net loss position.
NOTE 3 – LOANS
Loans were as follows:

	June 30, 2007	December 31, 2006
	($ in thousands)

Commercial and agriculture loans	$130,711	$136,230
Residential real estate loans	7,863	8,152
Residential construction loans	869	965
Home equity loans	18,283	17,551
Consumer loans	12,987	12,440
Consumer finance loans	13,398	19,084

Total loans	$184,111	$194,422

Loan balances are reported net of deferred origination fees of $70,000 and $73,000 for June 30, 2007 and December 31, 2006 respectively. The balances are also net of $2,325,000 and $3,496,000 of unearned income for June 30, 2007 and December 31, 2006, respectively, the majority of which is due to loans previously held at Advantage Finance.
Activity in the allowance for loan losses for the three months ended June 30 was as follows:

	2007	2006
	($ in thousands)

Beginning balance	$1,976	$2,632
Provision for loan loss	435	105
Loans charged off	(512)	(343)
Recoveries of loans previously charged-off	30	144

Ending balance	$1,929	$2,538

Activity in the allowance for loan losses for the six months ended June 30 was as follows:

	2007	2006
	($ in thousands)

Beginning balance	$2,015	$2,755
Provision for loan loss	712	285
Loans charged off	(866)	(756)
Recoveries of loans previously charged-off	68	254

Ending balance	$1,929	$2,538

8.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NOTE 3 – LOANS (Continued)
Impaired loans were as follows:

	June 30, 2007	December 31, 2006
	( $ in thousands)
Period-end loans with no allocated allowance	$2,333	$1,560
Period-end loans with allocated allowance	501	424

Total	$2,834	$1,984

Amount of allowance for loan loss allocated	$97	$76
Nonperforming loans were as follows:

	June 30, 2007	December 31, 2006
	( $ in thousands)
Loans past due over 90 days still on accrual	$136	$283
Nonaccrual loans	2,834	1,984
The impaired and nonperforming loans have been considered in management’s evaluation of the adequacy of the allowance for loan losses.
NOTE 4 – OTHER COMPREHENSIVE INCOME
Other comprehensive income for the three months ended June 30 was as follows:

	2007	2006
	( $ in thousands)
Unrealized holding gains (losses) on securities available for sale	$(763)	$(671)
Less: Reclassification adjustment for losses (gains) recognized in income	—	—

Net unrealized holding gains (losses)	(763)	(671)
Tax effect	(259)	(228)

Other comprehensive income	$(504)	$(443)

Other comprehensive income for the six months ended June 30 was as follows:

	2007	2006
	($ in thousands)
Unrealized holding gains (losses) on securities available for sale	$(672)	$(851)
Less: Reclassification adjustment for losses (gains) recognized in income	—	—

Net unrealized holding gains (losses)	(672)	(851)
Tax effect	(228)	(289)

Other comprehensive income	$(444)	$(562)

9.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
The following discussion focuses on the consolidated financial condition of Commercial Bancshares, Inc. at June 30, 2007, compared to December 31, 2006, and the consolidated results of operations for the quarterly and six-month periods ending June 30, 2007 compared to the same periods in 2006. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements and related footnotes.
The registrant is not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on the liquidity, capital resources or operations except as discussed herein. Also, the Corporation is not aware of any current recommendations by regulatory authorities that would have such effect if implemented.
The Corporation is designated as a financial holding company by the Federal Reserve Bank of Cleveland. This status can help the Corporation take advantage of changes in existing law made by the Financial Modernization Act of 1999. As a result of being a financial holding company, the Corporation may be able to engage in an expanded array of activities determined to be financial in nature. This will help the Corporation remain competitive in the future with other financial service providers in the markets in which the Corporation does business. There are more stringent capital requirements associated with being a financial holding company. The Corporation intends to maintain its categorization as a “well capitalized” bank, as defined by regulatory capital requirements.
This quarterly discussion includes various tables to assist the reader. The Ending Balance table details the dollar and percent changes in ending balances for the current six-month period from year-end compared to the same period from the prior year. The Average Daily Balance table presents the dollar and percent changes for the three-month and six-month periods. The Yield Analysis table details the combination of changing portfolio balance mixes and the earning power behind the rates associated with those balances. Interest income, as presented in the yield analysis table, has been adjusted to a tax-equivalent basis using a 34% tax rate. Interest income from tax-exempt securities is further adjusted by the Tax Equity and Fiscal Responsibility Act (“TEFRA”) adjustment for the disallowance as a deduction of a portion of total interest expense related to the ratio of average tax-exempt securities to average total assets. This adjustment results in tax-exempt income and yields being presented on a basis comparable with income and yields from fully-taxable earning assets. The reader should be able to get a clearer picture of the Corporation’s overall performance by viewing these tables in conjunction with the consolidated financial statements.
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
FINANCIAL CONDITION
Total assets decreased $8,088,000 or 2.96% during the six-month period ended June 30, 2007 compared to a decrease of $12,913,000 or 4.26% during the six-month period a year ago. Total liabilities of $244,485,000, decreased $6,760,000 or 2.69% for the first half of 2007 compared to a decrease of $12,838,000 or 4.55% during the first half of 2006. Shareholders’ equity of $21,119,000 decreased $1,328,000 or 5.92% from year-end 2006 compared to a decrease of $75,000 or 0.35% for the same period a year ago.
Cash and cash equivalents of $10,136,000, increased $4,486,000 or 79.40% from year-end 2006 compared to a decrease of $474,000 or 7.18% for the same period the prior year. The increase for the current year was primarily due to an increase in the daily cash letter. Federal funds sold decreased $938,000 or 18.15% from year-end 2006 compared to an increase of $705,000 for the same period a year ago.
Securities available for sale totaled $50,278,000 at June 30, 2007 a decrease of $1,495,000 or 2.89% from $51,773,000 at year-end 2006 compared to a decrease of $3,311,000 or 5.82% during the same period the previous year. The decrease in securities during the current period is primarily due to principal pay downs on mortgaged backed securities used to purchase tax-exempt securities along with an adjustment for the decline in market value. Last year principal pay downs were used to repay borrowings and offset declining deposit balances.
Gross loans of $184,111,000 at June 30, 2007, decreased $10,311,000 or 5.30% from $194,422,000 at December 31, 2006 compared to a decrease of $13,217,000 or 5.81% during the same period last year. The most significant declines during the current period were primarily in the commercial and consumer finance portfolios with decreases of $5,519,000 and $5,686,000, respectively. The decline in consumer finance loans reflects the continued run-off of loans originated through Advantage Finance, “Advantage.” In June 2006, the operations of Advantage were consolidated into the Bank’s and the decision was made to discontinue further originations and allow this portfolio to run-off. At June 30, 2007, the outstanding balance of loans originated through Advantage totaled $13,398,000, reflecting a decrease of $5,686,000 or 29.79% for the six-month period. During the second quarter consumer loans totaled $12,987,000, an increase of $547,000 or 4.40% from year-end 2006 compared to a decrease of $2,498,000 or 16.37% during the same period last year. Home equity loans also showed modest improvement during the second quarter ending the period at $18,283,000 from $17,551,000 at year-end 2006, an increase of $732,000 or 4.17% compared to a decrease of $728,000 or 3.84% during the same period a year ago.
The allowance for loan losses totaled $1,929,000 at June 30, 2007, a decrease of $86,000 or 4.27% from year-end 2006 compared to a decrease of $217,000 or 7.88% for the same period last year. Provisions made to the allowance for loan losses for the current six-month period totaled $712,000, an increase of $427,000 or 149.82% from the provisions made during the six-month period in 2006. The ratio of the allowance for loan losses to gross loans was

11.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(dollars in thousands)	ENDING BALANCES AS OF THE DATE SHOWN
	6/30/07	12/31/06	$Chg	%Chg	6/30/06	12/31/05	$ Chg	% Chg

Cash and fed funds	14,366	10,818	3,548	32.80	6,836	6,605	231	3.50
Securities AFS	50,278	51,773	(1,495)	(2.89)	53,620	56,931	(3,311)	(5.82)
Gross loans	184,111	194,422	(10,311)	(5.30)	214,464	227,681	(13,217)	(5.81)
Allowance for loan losses	(1,929)	(2,015)	86	(4.27)	(2,538)	(2,755)	217	(7.88)

Loans, net	182,182	192,407	(10,225)	(5.31)	211,926	224,926	(13,000)	(5.78)
Premises and equipment	9,147	9,502	(355)	(3.74)	8,578	6,385	2,193	34.35
Accrued interest receivable	1,266	1,329	(63)	(4.74)	1,357	1,440	(83)	(5.76)
Other assets	8,365	7,863	502	6.38	8,217	7,160	1,057	14.76

Total assets	265,604	273,692	(8,088)	(2.96)	290,534	303,447	(12,913)	(4.26)

Noninterest-bearing demand	21,100	22,064	(964)	(4.37)	21,216	27,659	(6,443)	(23.29)
Interest-bearing demand	85,122	86,160	(1,038)	(1.20)	73,095	72,695	400	0.55
Savings and time deposits	93,201	97,446	(4,245)	(4.36)	103,593	104,466	(873)	(0.84)
Time deposits of $100k	43,655	43,995	(340)	(0.77)	44,814	43,686	1,128	2.58

Total deposits	243,078	249,665	(6,587)	(2.64)	242,718	248,506	(5,788)	(2.33)
FHLB advances	0	0	0	0.00	25,000	31,100	(6,100)	(19.61)
Other borrowed funds	0	0	0	0.00	0	1,870	(1,870)	(100.00)
Accrued interest payable	381	398	(17)	(4.27)	344	330	14	4.24
Other liabilities	1,026	1,182	(156)	(13.20)	1,022	116	906	781.03

Total liabilities	244,485	251,245	(6,760)	(2.69)	269,084	281,922	(12,838)	(4.55)
Shareholders’ equity	21,119	22,447	(1,328)	(5.92)	21,450	21,525	(75)	(0.35)

Total liabilities & equity	265,604	273,692	(8,088)	(2.96)	290,534	303,447	(12,913)	(4.26)

1.05%, 1.04% and 1.18% at June 30, 2007, December 31, 2006 and June 30, 2006, respectively. Year-to-date net charge-offs totaled $798,000, an increase of $296,000 or 58.96% from net charge-offs of $502,000 at June 30, 2006. The increase in net charge-offs is primarily due to lower recoveries collected during the current year of $68,000 compared to $254,000 for the same period in 2006. Loans charged-off for the six months ended June 30, 2007 totaled $866,000, an increase of $110,000 or $14.55% from $756,000 at June 30, 2006. Net charge-offs annualized as a percentage of average loans for the six months ended June 30, 2007 was 0.85% compared to 0.46% for the six months ended June 30, 2006. The ratio of nonperforming loans to gross loans was 1.61%, 1.17% and 1.05% at June 30, 2007, December 31, 2006 and June 30, 2006, respectively.
Premises and equipment totaled $9,147,000 at June 30, 2007, a decrease of $355,000 or 3.74% from $9,502,000 at year-end 2006 compared to an increase of $2,193,000 or 34.35% for the same period last year. This decrease is primarily due to increased accumulated depreciation in the current year for assets placed into service during the second quarter 2006. Offsetting the increase in premises and equipment is an impairment loss of $23,000 taken against the Advantage Finance building during the second quarter 2007. The building was adjusted down to the appraised value as the carrying amount exceeded fair value. The increase in premises and equipment for the previous year is due to the operations center’s completion in the second quarter.
Accrued interest receivable totaled $1,266,000 at June 30, 2007, a decrease of $63,000 or 4.74% from $1,329,000 at December 31, 2006 compared to a decrease of $83,000 for the same period last year. Decreases in accrued interest receivable, for all periods, is in correlation with declining loan balances for the same periods. Other assets totaled $8,365,000 at June 30, 2007, an increase of $502,000 or 6.38% from year-end 2006 compared to an increase of $1,057,000 for the same period last year. The most significant increases from year-end 2006 were $250,000, $127,000 and $94,000 in deferred tax assets, company-owned life insurance and prepaid expenses, respectively.

12.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
At June 30, 2007, total deposits were $243,078,000 compared to $249,665,000 at December 31, 2006 and $242,718,000 at June 30, 2006. This represents a $6,588,000 or 2.64% decrease from December 31, 2006 and an increase of $360,000 or 0.15% from June 30, 2006. Savings and time deposits totaled $93,201,000 at June 30, 2007 compared to $97,446,000 at December 31, 2006 and $103,593,000 at June 30, 2006. This represents decreases of $4,245,000 and $10,392,000 at December 31, 2006 and June 30, 2006, respectively. The decrease in deposits represents maturities of brokered deposits of $3,955,000 over the last six months and $9,602,000 over the last twelve months. Decreases in the remaining deposit balances are indicative of the same trends experienced throughout 2006 and into 2007 as customers migrated from lower-yielding deposit accounts to higher-rate money market accounts. This trend becomes clearer when looking at average balances. Average deposits for the three-month period ended June 30, 2007 totaled $244,409,000 compared to $245,163,000, at June 30, 2006, a decrease of $754,000 or 0.31%. Average deposits for the six-month period totaled $246,833,000 and $243,638,000 at June 30, 2007 and June 30, 2006, respectively. This represents an increase of $3,195,000 or 1.31% in average deposits from June 30, 2006.
The decrease in total average borrowed funds for the three-month and six-month periods ended June 2007 from the prior year was $28,738,000 and $31,797,000 respectively, resulting from loan repayments being used to pay down borrowings with weighted average rates of 4.79% during 2006.
Accrued interest payable average balances increased $41,000 and $51,000 for the three-month and six-month periods respectively, from 2006, correlating with increases in short-term market interest rates between periods for interest-bearing demand accounts and time deposit accounts.
Other liabilities totaled $1,026,000, $1,182,000 and $1,022,000 at June 30, 2007, December 31, 2006 and June 30, 2006 respectively. The decrease in other liabilities of $156,000 from December 31, 2006 is primarily due to the decrease of $250,000 in deferred taxes resulting from the Corporation’s net loss position for the six months ended June 30, 2007. This decrease is partially offset by an increase of approximately $171,000 in severance payable resulting from the settlement of an executive officer separation agreement during the quarter ended June 30, 2007.
Shareholders’ equity totaled $21,119,000 at June 30, 2007, a decrease of $1,328,000 or 5.92% from $22,447,000 at December 31, 2006 compared to a decrease of $75,000 or 0.35% for the same period last year. The decrease in shareholders’ equity for the current period reflects a six-month net loss of $108,000 along with dividends paid of $434,000 during the first and second quarters. An adjustment made to other comprehensive income to reflect the decline in market value for securities available for sale reduced shareholders’ equity by $444,000. Treasury stock purchases transacted during the first six months further reduced shareholders’ equity by $344,000, offset by a credit adjustment of $2,000 for stock-based compensation costs pertaining to stock option grants. The decrease of $75,000 in shareholders’ equity for the same period last year represents net income of $1,026,000 for the six-month period less dividends paid of $440,000 during the first and second quarters. An adjustment made to other comprehensive income to reflect the decline in market value for securities available for sale reduced shareholders’ equity by $562,000 along with a reduction of $99,000 for treasury stock purchases transacted during the first six months.
Average balance changes for the three-month period reflect a decrease of $29,191,000 in total assets from the same quarter in 2006 and a decrease of $28,223,000 for the six-month period. The decrease in average assets is primarily due to the decrease in average net loan balances of $28,950,000 and $30,107,000 for the three and six-month periods, respectively. Increases in cash and federal funds sold for the three and six-month periods totaled $2,895,000 and $4,662,000, respectively representing the excess funds from loan repayments and increased deposits less repayments for FHLB advances and other borrowings.
Average shareholders’ equity increased $431,000 and $460,000 for the three and six-month periods, respectively from $21,635,000 and $21,744,000 for the same periods in 2006. The change in average shareholders’ equity for both the three and six-month period from comparative periods a year ago is primarily resulting from the increase in market value for securities available for sale.

13.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	AVERAGE DAILY BALANCES FOR THE PERIODS SHOWN
(dollars in thousands)	Three Months Ended June 30				Six Months Ended June 30
	2007	2006	$ Chg	% Chg	2007	2006	$ Chg	% Chg
Cash and fed funds	12,982	10,087	2,895	28.70	13,768	9,106	4,662	51.20
Securities AFS	51,480	54,650	(3,170)	(5.80)	51,705	55,539	(3,834)	(6.90)
Gross loans	186,696	216,278	(29,582)	(13.68)	188,259	219,048	(30,789)	(14.06)
Allowance for loan losses	(1,926)	(2,558)	632	(24.71)	(1,965)	(2,647)	682	(25.77)

Loans, net	184,770	213,720	(28,950)	(13.55)	186,294	216,401	(30,107)	(13.91)
Premises and equipment	9,289	8,013	1,276	15.92	9,348	7,346	2,002	27.25
Accrued interest receivable	1,385	1,608	(223)	(13.87)	1,422	1,605	(183)	(11.40)
Other assets	8,007	9,026	(1,019)	(11.29)	7,922	8,685	(763)	(8.79)

Total assets	267,913	297,104	(29,191)	(9.83)	270,459	298,682	(28,223)	(9.45)

Noninterest-bearing demand	21,120	22,613	(1,493)	(6.60)	21,344	22,542	(1,198)	(5.31)
Interest-bearing demand	86,313	74,641	11,672	15.64	86,685	74,494	12,191	16.37
Savings and time deposits	94,127	104,114	(9,987)	(9.59)	95,688	103,446	(7,758)	(7.50)
Time deposits of $100k	42,849	43,795	(946)	(2.16)	43,116	43,156	(40)	(0.09)

Total deposits	244,409	245,163	(754)	(0.31)	246,833	243,638	3,195	1.31
FHLB advances	0	28,524	(28,524)	(100.00)	0	31,619	(31,619)	(100.00)
Other borrowed funds	0	214	(214)	(100.00)	0	178	(178)	(100.00)
Accrued interest payable	455	414	41	9.90	455	404	51	12.62
Other liabilities	983	1,154	(171)	(14.82)	967	1,099	(132)	(12.01)

Total liabilities	245,847	275,469	(29,622)	(10.75)	248,255	276,938	(28,683)	(10.36)
Shareholders’ equity	22,066	21,635	431	1.99	22,204	21,744	460	2.12

Total liabilities & equity	267,913	297,104	(29,191)	(9.83)	270,459	298,682	(28,223)	(9.45)

RESULTS OF OPERATIONS
The Corporation recorded a net loss of $169,000 and $108,000 for the three and six-month periods ended June 30, 2007 compared to net income of $511,000 and $1,026,000 for the same periods in 2006. This represents a decrease of $680,000 or 133.07% and a decrease of $1,134,000 or 110.53%, for the three and six-month periods at June 30, 2006. Basic and diluted earnings per share for the three-month period ended June 30, 2007 was $(.15) and $(.15), respectively compared to $.44 and $.44 for the same period in 2006, reflecting a decrease of $.59 and $.59, respectively. Basic and diluted earnings per share for the six-month period ended June 30, 2007 was $(.09) and $(.09), respectively compared to $.89 and $.88 for the same period in 2006, reflecting a decrease of $.98 and $.97, respectively. Return on average assets for the three and six-month periods ended June 30, 2007 was (0.25% ) and (0.08%), respectively compared to 0.69% and 0.69% for the same periods in 2006. Return on average equity for the three and six-month periods ended June 30, 2007 was (3.07%) and (0.98%), respectively compared to 9.47% and 9.52% for the same periods in 2006. The book value per outstanding share for the three and six-month periods ended June 30, 2007 was $19.34 and $19.41, respectively compared to $18.69 and $18.77 for the same periods in 2006. The following Discussion highlights the contributing factors influencing these operating results.
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

	CONSOLIDATED STATEMENTS OF INCOME
	FOR THE PERIODS SHOWN
(dollars in thousands)	Three Months Ended June 30				Six Months Ended June 30
	2007	2006	$ Chg	% Chg	2007	2006	$ Chg	% Chg
Interest and fees on loans	3,835	4,250	(415)	(9.76)	7,611	8,412	(801)	(9.52)
Taxable interest on securities	368	422	(54)	(12.80)	750	855	(105)	(12.28)
Tax-free interest on securities	203	190	13	6.84	399	379	20	5.28
Other interest income	75	46	29	63.04	168	68	100	147.06

Total interest income	4,481	4,908	(427)	(8.70)	8,928	9,714	(786)	(8.09)

Interest on deposits	2,080	1,805	275	15.24	4,130	3,392	738	21.76
Interest on borrowings	0	355	(355)	(100.00)	0	756	(756)	(100.00)

Total interest expense	2,080	2,160	(80)	(3.70)	4,130	4,148	(18)	(0.43)

Net interest income	2,401	2,748	(347)	(12.63)	4,798	5,566	(768)	(13.80)
Provision for loan losses	435	105	330	314.29	712	285	427	149.82

Net interest after PLL	1,966	2,643	(677)	(25.61)	4,086	5,281	(1,195)	(22.63)

Service and overdraft fees	479	384	95	24.74	833	765	68	8.89
Gain on sale of repossessed assets	19	60	(41)	(68.33)	42	60	(18)	(30.00)
Other income	162	271	(109)	(40.22)	277	606	(329)	(54.29)

Total other income	660	715	(55)	(7.69)	1,152	1,431	(279)	(19.50)

Salaries and employee benefits	1,566	1,367	199	14.56	2,885	2,769	116	4.19
Premises and equipment	433	293	140	47.78	881	593	288	48.57
State taxes	108	105	3	2.86	211	218	(7)	(3.21)
Data processing	85	201	(116)	(57.71)	166	398	(232)	(58.29)
FDIC deposit insurance	17	17	0	0.00	34	34	0	0.00
Professional fees	158	89	69	77.53	310	181	129	71.27
Loss on sale of repossessed assets	45	84	(39)	(46.43)	46	121	(75)	(61.98)
Amortization of intangibles	2	4	(2)	(50.00)	4	8	(4)	(50.00)
Other operating expense	584	536	48	8.96	1,086	1,059	27	2.55

Total other expense	2,998	2,696	302	11.20	5,623	5,381	242	4.50

Income (loss) before taxes	(372)	662	(1,034)	(156.19)	(385)	1,331	(1,716)	(128.93)
Income taxes	(203)	151	(354)	(234.44)	(277)	305	(582)	(190.82)

Net income (loss)	(169)	511	(680)	(133.07)	(108)	1,026	(1,134)	(110.53)

Net interest income for the three and six-month periods ended June 30, 2007 totaled $2,401,000 and $4,798,000, respectively compared to $2,748,000 and $5,566,000 for the same periods in 2006. This represents a decrease in net interest income of $347,000 or 12.63% and $768,000 or 13.80% for the current three and six-month periods from the same periods last year. On a fully-taxable equivalent basis net interest income for the three and six-month periods ended June 30, 2007 totaled $2,499,000 and $4,991,000, compared to $2,834,000 and $5,736,000 from the same periods in 2006. This represents a decrease of $335,000 or 11.82% and $745,000 or 12.99%, from the three and six-month periods last year. Interest and fee income for the three and six-month periods totaled $4,481,000 and $8,928,000, respectively compared to $4,908,000 and $9,714,000 for the same periods in 2006, resulting in decreases of $427,000 or 8.70% and $786,000 or 8.09%, from the same periods last year. Interest expense for the three and six-month periods ended June 30, 2007 totaled $2,080,000 and $4,130,000, respectively compared to $2,160,000 and $4,148,000 for the same periods in 2006, resulting in decreases of $80,000 or 3.70% and $18,000 or

15.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
0.43% for the first and second quarters. The decrease in interest expense is primarily the result of paying down FHLB advances and overnight funds of $7,970,000 during the first six months in 2006. The outstanding balance of borrowed funds at the end of the six-month period ended June 30, 2006 was $25,000,000 with an average rate of 4.79%. The effect of having paid down these borrowings has been slow to realize as deposit rates have been continuously increasing. However, the Corporation’s net interest margin for the three-month period ended June 30, 2007 was 4.14% compared to 4.08% at March 31, 2007 reflecting a slight improvement of 0.06% for the three-month period.
Provisions made to the loan loss reserve for the three-month period ended June 30, 2007 was $435,000 an increase of $330,000 from $105,000 for the same period in 2006. Provision made for the six-month period ended June 30, 2007 was $712,000, an increase of $427,000 from $285,000 for the same period in 2006, primarily due to increased charge-offs rather than increased loan balances along with a decrease in recoveries of previously charged-off loan balances. Loan balances of $866,000 charged-off during the six months ended June 30, 2007 were comprised of the following loan types, 43.07% in commercial and agricultural loans, 39.59% in consumer finance loans originated through Advantage Finance, 12.61% in consumer loans, 4.27% in deposit account balances and 0.46% in real estate loans. Loan balances of $756,000 charged-off during the same period in 2006 comprised of the following, 61.72% in consumer finance loans originated through Advantage Finance, 25.10% in commercial and agricultural loans, 10.11% in consumer loans, 2.82% in real estate loans and 0.25% in deposit account balances. Nonperforming loans totaled $2,970,000 at June 30, 2007 compared to $2,267,000 and $2,260,000 at December 31, 2006 and June 30, 2006, respectively resulting in an increase of $703,000 or 31.01% from December 31, 2006 and an increase of $710,000 or $31.42% from June 30, 2006. Impaired loans having a specific allowance held in reserve totaled $501,000 at June 30, 2007 compared to $424,000 and $254,000 at December 31, 2006 and June 30, 2006, respectively, resulting in an increase of $78,000 or 18.40% from December 31, 2006 and an increase of $248,000 or 97.64% from June 30, 2006. Specified reserves held for these loans totaled $97,000 at June 30, 2007 compared to $76,000 and $25,000 at December 31, 2006 and June 30, 2006.
Noninterest income totaled $660,000 and $1,152,000 for the three and six-month periods ended June 30, 2007 compared to $715,000 and $1,431,000 for the same periods in 2006. The decrease of $55,000 or 7.69% for the three-month period is primarily due to a decrease of $41,000 or 68.33% in repossessed asset sales from the prior period, and a decrease of $109,000 or 40.22% resulting from the gains recorded during the second half of 2006 from the sale of Freddie Mac Loans. The decreases in noninterest income were partially offset by an increase of $95,000 or 24.74% in service and overdraft fees resulting from the implementation of the overdraft protection program during the first quarter of 2007. The decrease in noninterest income of $279,000 or 19.50% for the six-month period is primarily due to a gain recorded in the first quarter last year of $176,000 resulting from the sale of the Company’s credit card portfolio, a decrease in repossessed asset gains of $18,000 or 30.00% from the prior year, partially offset by increased revenue from service and overdraft fees.
Noninterest expense totaled $2,998,000 for the three-month period ended June 30, 2007, an increase of $302,000 or 11.20% from $2,696,000 at June 30, 2006. The increase for the period is primarily due to an increase in personnel expense of $199,000 or 14.56% resulting from the settlement of an executive officer separation agreement totaling $171,000 during the second quarter. An increase of $140,000 or 47.78% in premises and equipment relates to the completion of the operations center and the subsequent depreciation expense. An increase in professional fees of $69,000 or 77.53% primarily associated with costs relating to the Corporation’s Sarbanes-Oxley compliance initiative. An increase in other expense of $48,000 or 8.96% is primarily due to an impairment loss of $23,000 taken against the former Advantage Finance building located in Marion, Ohio. As efforts to sell the property during the past year were ineffective, an evaluation of the property based on economic and real estate market conditions, necessitated an adjustment to align the carrying value with the appraised value. Offsetting the increases in noninterest income for the three-month period is a decrease of $116,000 or 57.71% in data processing. This expense was expected to be significantly reduced once the operations center was completed at which time the data processing would be handled internally. Loss on sale of repossessed assets decreased $39,000 or 46.43%, principally due to declining sales of assets held in repo inventory compared to sales activity from the previous year. During the second quarter the Bank sold one property placed in OREO during the first quarter. This property had a carrying value of $155,000 and was sold at a loss of approximately $30,000. Noninterest expense totaled $5,623,000 for the six-months ended June 30, 2007 compared to $5,381,000 at June 30, 2006, resulting in an

16.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
increase of $242,000 or
The following table presents an analysis of average yields earned on interest-earning assets as well as the average rates paid on interest-bearing liabilities on a fully tax-equivalent basis for the three months ended June 30, 2007 and 2006.

	Three Months Ended June 30,
	2007			2006
	Average		Average	Average		Average
	balance	Interest	yield/rate	balance	Interest	yield/rate
	($ in thousands)
Securities (1)	$57,185	$744	5.22%	$58,458	$744	5.10%
Loans (2)	184,770	3,835	8.33	213,720	4,250	7.98

Total interest-earning assets	241,955	4,579	7.59	272,178	4,994	7.36
Other assets	25,958			24,926

Total assets	$267,913			$297,104

Interest-bearing deposits	$223,289	2,080	3.74%	$222,550	1,805	3.25%
Borrowed funds	—	—	0.00	28,738	355	4.95

Total interest-bearing deposits and borrowings	$223,289	2,080	3.74	$251,288	2,160	3.45
Noninterest-bearing demand deposits	21,120			22,613
Other liabilities	1,438			1,568
Shareholders’ equity	22,066			21,635

Total liabilities and shareholders’ equity	$267,913			$297,104

Net interest income		$2,499			$2,834

Interest rate spread			3.85%			3.91%

Net interest margin (3)			4.14%			4.18%

(1)	Securities include federal funds sold for purposes of this yield table. Average yields on all securities have been computed based on amortized cost. Income on tax exempt securities has been computed on a fully-taxable equivalent basis using a 34% tax rate and a 20% disallowance of interest expense deductibility under TEFRA rules. The amount of such adjustment was $98,000 and $85,000 for 2007 and 2006 respectively.

(2)	Average balance is net of deferred loan fees and loan discounts. Interest income includes loan fees of $169,000 and $158,000 and deferred dealer reserve expense of $66,000 and $43,000 in 2007 and 2006 respectively.

(3)	Net interest income as a percentage of average interest-earning assets.
4.50%. Essentially the significant factors affecting the three-month period are prevalent in the year-to-date change with the exception of personnel expense and professional fees. The increase in personnel expense of $116,000 for the six-month period is due in part to raises awarded at the beginning of the year along with general increases in hospitalization expenses and payroll taxes. The increase in professional fees of $129,000 or 71.27% for the six-month period is in part related to Sarbanes-Oxley compliance issues but also includes consulting services used for strategic planning and other projects.

17.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table presents an analysis of average yields earned on interest-earning assets as well as the average rates paid on interest-bearing liabilities on a fully tax-equivalent basis for the six months ended June 30, 2007 and 2006

	Six Months Ended June 30,
	2007			2006
	Average		Average	Average		Average
	balance	Interest	yield/rate	balance	Interest	yield/rate
	($ in thousands)
Securities (4)	$58,124	$1,511	5.24%	$58,400	$1,472	5.08%
Loans (5)	186,294	7,611	8.24	216,401	8,412	7.84

Total interest-earning assets	244,418	9,122	7.53	274,801	9,884	7.25
Other assets	26,041			23,881

Total assets	$270,459			$298,682

Interest-bearing deposits	$225,489	4,130	3.69%	$221,096	3,392	3.09%
Borrowed funds	—	—	0.00	31,797	756	4.79

Total interest-bearing deposits and borrowings	$225,489	4,130	3.69	$252,893	4,148	3.31
Noninterest-bearing demand deposits	21,344			22,542
Other liabilities	1,422			1,503
Shareholders’ equity	22,204			21,744

Total liabilities and shareholders’ equity	$270,459			$298,682

Net interest income		$4,992			$5,736

Interest rate spread			3.84%			3.94%

Net interest margin (6)			4.12%			4.21%

(4)	Securities include federal funds sold for purposes of this yield table. Average yields on all securities have been computed based on amortized cost. Income on tax exempt securities has been computed on a fully-taxable equivalent basis using a 34% tax rate and a 20% disallowance of interest expense deductibility under TEFRA rules. The amount of such adjustment was $194,000 and $170,000 for 2007 and 2006 respectively.

(5)	Average balance is net of deferred loan fees and loan discounts. Interest income includes loan fees of $311,000 and $321,000 and deferred dealer reserve expense of $139,000 and $126,000 in 2007 and 2006 respectively.

(6)	Net interest income as a percentage of average interest-earning assets.

18.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The Company has certain obligations and commitments to make future payments under contracts. At June 30, 2007, the aggregate contractual obligations and commitments are:
Contractual obligations

	Payments Due by Period
		Less Than	1-3	3-5	After
(in thousands)	Total	One Year	Years	Years	5 Years
Time deposits and certificates of deposit	$121,209	$88,682	$27,825	$4,048	$654
Borrowed funds	—	—	—	—	—

Total	$121,209	$88,682	$27,825	$4,048	$654

Other commitments

	Amount of Commitment — Expiration by Period
		Less Than	1-3	3-5	After
(in thousands)	Total	One Year	Years	Years	5 Years
Commitments to extend commercial credit	$12,794	$8,839	$766	$169	$3,020
Commitments to extend consumer credit	13,009	431	1,201	770	10,607

Standby letters of credit	2,054	2,054	—	—	—

Total	$27,857	$11,324	$1,967	$939	$13,627

Items listed above under “Contractual Obligations” represent standard bank financing activity under normal terms and practices. Such funds normally roll-over or are replaced by like items depending on the then-current financing needs. Items shown under “Other Commitments” also represent standard bank activity, but for extending credit to bank customers. Commercial credits generally represent lines of credit or approved loans with drawable funds still available under the contract terms. On an on-going basis, approximately half of these amounts are expected to be drawn. Consumer credits generally represent amounts drawable under revolving home equity lines. Such amounts are usually deemed less likely to be drawn upon in total as consumers tend not to draw down all amounts on such lines. Utilization rates tend to be fairly constant over time. Standby letters of credit represent guarantees to finance specific projects whose primary source of financing comes from other sources. In the unlikely event of the other source’s failure to provide sufficient financing, the bank would be called upon to fill the need. The bank is also continually engaged in the process of approving new loans in a bidding competition with other banks. Terms for these potential new loans are approved by management and board committees, with caveats and possible counter terms made to the applicant customers. Customers may accept these terms, make a counter proposal, or accept terms from a competitor. These loans are not yet under contract, but offers have been tendered, and would be required to be funded if accepted. Such agreements represent approximately $5,222,000 at June 30, 2007, for various possible maturity terms.
LIQUIDITY AND CAPITAL RESOURCES
The Corporation’s liquidity, primarily represented by cash and cash equivalents and federal funds sold, is a result of its operating, investing and financing activities, which are summarized in the Condensed Consolidated Statements of Cash Flows. Primary sources of funds are deposits, prepayments and maturities of outstanding loans and securities. While scheduled payments from the amortization of loans and securities are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic

19.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
conditions and competition. Funds are primarily used to meet ongoing commitments, satisfy operational expenses, pay maturing certificates of deposit and savings withdrawals and fund loan demand with excess funds invested in short-term interest-earning assets. Additional funds are generated through Federal Home Loan Bank advances, overnight borrowings and other sources. The Corporation’s liquidity ratio at June 30, 2007 was 10.9% compared to 10.9% at year-end 2006 and 9.9% at June 30, 2006. Management believes that its sources of liquidity are adequate to meet the needs of the Corporation. Cash equivalents and federal funds sold totaled $14,366,000 at June 30, 2007 compared to $10,818,000 at December 31, 2006.
Net cash flows resulted in an increase of $3,548,000 in cash equivalents and federal funds sold for the six-month period ended June 30, 2007. This increase is due to net loan declines of $9,181,000, along with security pay downs of $2,270,000, offset with security purchases of $1,537,000 and decreases in deposit balances of $6,587,000. During the same period in 2006, cash equivalents and federal funds sold increased $231,000. Cash flows from loan repayments of $12,606,000 and security pay downs were primarily used to pay down FHLB advances of $14,100,000.
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
The Bank’s leverage and risk-based capital ratios as of June 30, 2007 were 7.6% and 10.1% respectively, compared to leverage and risk-based capital ratios of 7.4% and 10.1% respectively, at year-end 2006. The Bank exceeded minimum regulatory requirements to be considered well-capitalized for both periods. The Corporation’s leverage and risk-based capital ratios as of June 30, 2007 were 8.1% and 10.8% respectively, compared to leverage and risk-based capital ratios of 7.9% and 10.7% respectively, at year-end 2006, also exceeding well-capitalized levels for both periods.
Item 3 — Quantitative and Qualitative Disclosures about Market Risk
A significant market risk to which the Corporation is exposed is interest rate risk. The business of the Corporation and the composition of its balance sheet consist of investments in interest-earning assets (primarily loans and securities) which are funded by interest-bearing liabilities (deposits and borrowings). These financial instruments have varying levels of sensitivity to changes in the market rates of interest, resulting in market risk. Interest rate risk is managed regularly through the Corporation’s Asset/Liability Management Committee (ALCO). The two primary methods to monitor and manage interest rate risk are rate-sensitivity gap analysis and review of the effects of various interest rate shock scenarios. Based upon ALCO’s review, there has been no significant change in the interest rate risk of the Corporation since year-end 2006. (See Quantitative and Qualitative Disclosures about Market Risk contained in the Annual Report to Shareholders for the year ended December 31, 2006.)
Item 4 — Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the Corporation conducted an evaluation of its disclosure controls and procedures, as defined under Securities and Exchange Commission Rule 13a-15(e). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of the end of the period covered by this report.
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

20.

COMMERCIAL BANCSHARES, INC.
FORM 10-Q
Quarter ended June 30, 2007
PART II — OTHER INFORMATION
Item 1 — Legal Proceedings:
There are no matters required to be reported under this item.
Item 1A. Risk Factors
There have been no material changes from risk factors as previously disclosed in Part I, Item 1.A. of Commercial Bancshares, Inc.’s 10-K filed on March 29, 2007.
Item 2 — Unregistered Sales of Securities and Use of Proceeds:
The following table reflects shares repurchased by the Corporation during the second quarter, ended June 30, 2007. These shares were purchased pursuant to the authorization of the Corporation’s Board of Directors.

			Total Number of
		Average	Shares	Maximum Number
	Total	Price	Purchased as	of Shares that May
	Number	Paid	Part of Publicly	Yet be Purchased
	of Shares	per	Announced Plans	Under the Plan
Period	Purchased	Share	Or Programs	or Programs
4/01/07 — 4/30/07	2,320	$27.25	-0-	29,058
5/01/07 — 5/31/07	2,030	$27.25	-0-	27,028
6/01/07 — 6/30/07	1,160	$27.25	-0-	25,868
Total	5,510	$27.25	-0-	25,868
All shares were purchased in open-market transactions. The Board authorization allows the Corporation to annually repurchase up to 2% of the number of common shares outstanding as of the authorization date. The authorization contains no formal expiration date, but the Board of Directors is required to review the authorization no less than annually. On May 9, 2007, the Board of Directors adopted a resolution reducing the maximum number of shares which the Corporation may repurchase on a weekly basis from 580 shares to 290 shares, and it is the Board’s intention to cease weekly repurchase activity effective September 30, 2007. However the Board will continue to evaluate the situation and may re-implement weekly repurchases at some point in the future.
Item 3 — Defaults upon Senior Securities:
There are no matters required to be reported under this item.
Item 4 — Submission of Matters to a Vote of Security Holders:
The annual shareholders meeting of Commercial Bancshares, Inc. was held on Wednesday, April 11, 2007. At the meeting shareholders voted on the election of directors. The following Class I directors were elected for a three-year term until the annual meeting of shareholders in 2010.

Class III Directors Term Expires 2010	For	Withheld
Edwin G. Emerson	624,933	14,513
Deborah J. Grafmiller	624,976	14,470
Michael A. Mastro	606,900	32,546
Douglas C. Smith	603,838	35,608
Class II and III directors continuing in office are: Daniel E. Berg, J. William Bremyer, Lynn R. Child, Mark Dillon, Kurt D. Kimmel, Stanley K. Kinnett, and Michael A. Shope. As noted in a Form 8-K filed by the Company on May 21, 2007, Douglas C. Smith resigned from the Board of Directors of the Company effective May 15, 2007.

21.

COMMERCIAL BANCSHARES, INC.
FORM 10-Q
Quarter ended June 30, 2007
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

22.

COMMERCIAL BANCSHARES, INC.
SIGNATURES
In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL BANCSHARES, INC.

(Registrant)

Date:	08/13/2007	/s/ Michael A. Shope

(Signature) Michael A. Shope Chairman of the Board and Chief Executive Officer

Date:	08/13/2007	/s/ Scott A. Oboy

(Signature) Scott A. Oboy Executive Vice President and Chief Financial Officer

23.