Form 10-Q
period 2007-09-30
COMMERCIAL BANCSHARES INC \OH\
filed 2007-11-14
CIK 1009976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period ended September 30, 2007.
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 13, 2007, the last practicable date, there were 1,136,397 outstanding of the registrant’s common shares, no par value.

COMMERCIAL BANCSHARES, INC.

2.

COMMERCIAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Amounts in thousands)
	September 30,	December 31,
	2007	2006
ASSETS
Cash and cash equivalents	$8,796	$5,650
Federal funds sold	25	5,168

Cash equivalents and federal funds sold	8,821	10,818

Securities available for sale	50,001	51,773
Total loans	194,790	194,422
Allowance for loan losses	(2,140)	(2,015)

Loans, net	192,650	192,407
Premises and equipment, net	8,813	9,502
Accrued interest receivable	1,608	1,329
Other assets	8,151	7,863

Total assets	$270,044	$273,692

LIABILITIES
Deposits
Noninterest-bearing demand	$21,377	$22,064
Interest-bearing demand	87,178	86,160
Savings and time deposits	95,823	97,446
Time deposits $100,000 and greater	39,937	43,995

Total deposits	244,315	249,665
FHLB advances	2,500	0
Other borrowed funds	150	0
Accrued interest payable	403	398
Other liabilities	1,268	1,182

Total liabilities	248,636	251,245

SHAREHOLDERS’ EQUITY
Common stock, no par value; 4,000,000 shares authorized, 1,178,938 shares issued in 2007 and 2006	11,216	11,213
Retained earnings	12,189	12,886
Deferred compensation plan shares; at cost, 19,359 shares in 2007 and 18,964 shares in 2006	(476)	(475)
Treasury stock; 42,542 shares in 2007 and 27,603 shares in 2006	(1,163)	(756)
Accumulated other comprehensive income (loss)	(358)	(421)

Total shareholders’ equity	21,408	22,447

Total liabilities and shareholders’ equity	$270,044	$273,692

See notes to the consolidated financial statements.

3.

COMMERCIAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

(Amounts in thousands, except per share data)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Interest income
Interest and fees on loans	$3,907	$4,131	$11,518	$12,542
Interest on securities:
Taxable	363	404	1,113	1,259
Nontaxable	205	189	604	568
Other interest income	21	42	189	110

Total interest income	4,496	4,766	13,424	14,479

Interest expense
Interest on deposits	2,133	1,990	6,263	5,381
Interest on borrowings	22	233	22	990

Total interest expense	2,155	2,223	6,285	6,371

Net interest income	2,341	2,543	7,139	8,108

Provision for loan losses	240	98	952	383

Net interest income after provision for loan losses	2,101	2,445	6,187	7,725

Noninterest income
Service fees and overdraft charges	468	385	1,301	1,149
Gain on sale of repossessed assets	16	20	58	79
Other income	127	163	404	770

Total noninterest income	611	568	1,763	1,998

Noninterest expense
Salaries and employee benefits	1,420	1,326	4,305	4,094
Premises and equipment	409	382	1,290	975
State taxes	94	95	305	313
Data processing	92	122	258	519
FDIC deposit insurance	16	17	50	52
Professional fees	123	87	433	267
Loss on sale of repossessed assets	9	16	55	136
Amortization of intangibles	0	4	4	13
Other operating expense	610	602	1,696	1,661

Total noninterest expense	2,773	2,651	8,396	8,030

Income (loss) before income taxes	(61)	362	(446)	1,693
Income tax expense (credit)	(121)	53	(398)	358

Net income (loss)	$60	$309	$(48)	$1,335

Basic earnings (loss) per common share	$.05	$.27	$(.04)	$1.15

Diluted earnings (loss) per common share	$.05	$.27	$(.04)	$1.15

See notes to the consolidated financial statements.

4.

COMMERCIAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
(Unaudited)

(Amounts in thousands, except per share data)
	Three Months Ended
	September 30,
	2007	2006
Balance at beginning of period	$21,119	$21,450

Comprehensive income:
Net income (loss)	60	309
Change in net unrealized gain (loss) on securities available for sale, net of reclassification and tax effects	507	776

Total comprehensive income	567	1,085

Treasury stock purchased; 2,320 shares in 2007 and -0- shares in 2006	(63)	—

Stock-based compensation	—	2

Dividends paid ($.19 and $.19 per share in 2007 and 2006)	(215)	(220)

Balance at end of period	$21,408	$22,317

	Nine Months Ended
	September 30,
	2007	2006
Balance at beginning of period	$22,447	$21,525

Comprehensive income:
Net income (loss)	(48)	1,335
Change in net unrealized gain (loss) on securities available for sale, net of reclassification and tax effects	63	214

Total comprehensive income	15	1,549

Treasury stock purchased; 15,320 shares in 2007 and 5,648 shares in 2006	(417)	(160)

Stock-based compensation	2	2

Treasury stock issued under stock option plans; -0- shares in 2007 and 2,195 shares in 2006	—	52

Treasury stock reissued for deferred compensation plan; 381 shares in 2007 and 250 shares in 2006	10	7

Dividends paid ($.57 and $.57 per share in 2007 and 2006)	(649)	(658)

Balance at end of period	$21,408	$22,317

See notes to the consolidated financial statements.

5.

COMMERCIAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months Ended
	September 30,
	2007	2006
Cash flows from operating activities
Net income (loss)	$(48)	$1,335
Adjustments	1,441	1,079

Net cash from operating activities	1,393	2,414

Cash flows from investing activities
Securities available for sale
Purchases	(1,537)	—
Maturities and repayments	3,273	3,733
Net change in loans	(1,567)	24,660
Proceeds from sale of OREO and repossessed assets	368	512
Bank premises and equipment expenditures, net	(171)	(3,698)

Net cash from investing activities	366	25,207

Cash flows from financing activities
Net change in deposits	(5,350)	(3,576)
Increase in FHLB advances	12,640	8,000
Decrease in FHLB advances	(10,140)	(24,100)
Net change in federal funds purchased	150	(1,870)
Treasury shares purchased	(417)	(159)
Treasury shares reissued for stock options and deferred compensation	10	59
Cash dividends paid	(649)	(658)

Net cash from financing activities	(3,756)	(22,304)

Net change in cash equivalents and federal funds sold	(1,997)	5,317

Cash equivalents and federal funds sold at beginning of period	10,818	6,605

Cash equivalents and federal funds sold at end of period	$8,821	$11,922

Supplemental disclosures
Cash paid for interest	$6,280	$6,326
Cash paid for income taxes	0	223
Non-cash transfer of loans to OREO and repossessed assets	390	419
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
These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Corporation at September 30, 2007, and results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances but should be read in conjunction with the consolidated financial statements and related footnotes in the Corporation’s Annual Report for the year ended December 31, 2006.
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
Income Taxes: Income tax expense is the sum of the current year income tax due or refundable and the change in deferred income tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, computed using the enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.
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

7.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2 – EARNINGS PER SHARE
Weighted average shares used in determining basic and diluted earnings per share for the three-month period ended September 30, are as follows:

	2007	2006
Weighted average shares outstanding during the period	1,137,097	1,157,135
Dilutive effect of exercisable stock options	846	2,845

Weighted average shares considering dilutive effect	1,137,943	1,159,980

Weighted average shares used in determining basic and diluted earnings per share for the nine-month ended September 30, are as follows:

	2007	2006
Weighted average shares outstanding during the period	1,141,710	1,157,997
Dilutive effect of exercisable stock options	0	2,899

Weighted average shares considering dilutive effect	1,141,710	1,160,896

There were 10,250 and 13,200 stock options that were not considered in computing diluted earnings per share because they were anti-dilutive at September 30, 2007 and September 30, 2006 respectively. For the nine-month period ended September 30, 2007, no dilution exists due to the Corporation’s net loss position.
NOTE 3 – LOANS
Loans were as follows:

	September 30, 2007	December 31, 2006
	($ in thousands)
Commercial and other loans	$140,410	$136,230
Real estate loans	7,809	8,152
Construction loans	1,018	965
Home equity loans	18,970	17,551
Consumer loans	15,350	12,440
Consumer finance loans	11,233	19,084

Total loans	$194,790	$194,422

Total loans included loans to farmers for agricultural purposes of approximately $24,549,000 and $20,276,000 at September 30, 2007 and December 31, 2006 respectively.
Loan balances are reported net of deferred origination fees of $68,000 and $73,000 for September 30, 2007 and December 31, 2006 respectively. The balances are also net of $2,138,000 and $3,496,000 of unearned income for September 30, 2007 and December 31, 2006 respectively. The majority of which is due to loans previously held at Advantage Finance.
Activity in the allowance for loan losses for the three months ended September 30 was as follows:

	2007	2006
	($ in thousands)
Beginning balance	$1,929	$2,538
Provision for loan loss	240	98
Loans charge-off	(223)	(441)
Recoveries of loans previously charged-off	194	16

Ending balance	$2,140	$2,211

8.

Activity in the allowance for loan losses for the nine months ended September 30 was as follows:

	2007	2006
	($ in thousands)
Beginning balance	$2,015	$2,755
Provision for loan loss	952	383
Loans charged-off	(1,089)	(1,197)
Recoveries of loans previously charged-off	262	270

Ending balance	$2,140	$2,211

Impaired loans were as follows:

	September 30, 2007	December 31, 2006
	($ in thousands)
Period-end loans with no allocated allowance	$1,698	$1,560
Period-end loans with allocated allowance	1,037	424

Total	$2,735	$1,984

Amount of allowance for loan loss allocated	$218	$76
Nonperforming loans were as follows:

	September 30, 2007	December 31, 2006
	($ in thousands)
Loans past due over 90 days still on accrual	$5	$283
Nonaccrual loans	2,735	1,984
The impaired and nonperforming loans have been considered in management’s evaluation of the adequacy of the allowance for loan losses.
NOTE 4 – OTHER COMPREHENSIVE INCOME
Other comprehensive income for the three months ended September 30 was as follows:

	2007	2006
	($ in thousands)
Unrealized holding gains (losses) on securities available for sale	768	$1,175
Less: Reclassification adjustment for losses (gains) recognized in income	—	—

Net unrealized holding gains (losses)	768	1,175
Tax effect	261	399

Other comprehensive income	$507	$776

Other comprehensive income for the nine months ended September 30 was as follows:

	2007	2006
	($ in thousands)
Unrealized holding gains (losses) on securities available for sale	$96	$324
Less: Reclassification adjustment for losses (gains) recognized in income	—	—

Net unrealized holding gains (losses)	96	324
Tax effect	33	110

Other comprehensive income	$63	$214

9.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
The following discussion focuses on the consolidated financial condition of Commercial Bancshares, Inc. at September 30, 2007, compared to December 31, 2006, and the consolidated results of operations for the quarterly and nine-month periods ending September 30, 2007 compared to the same periods in 2006. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements and related footnotes.
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
This quarterly discussion includes various tables to assist the reader. The Ending Balance table details the dollar and percent changes in ending balances for the current nine-month period from year-end compared to the same period from the prior year. The Average Daily Balance table presents the dollar and percent changes for the three and nine-month periods. The Yield Analysis table details the combination of changing portfolio balance mixes and the earning power behind the rates associated with those balances. Interest income, as presented in the yield analysis table has been adjusted to a tax-equivalent basis using a 34% tax rate. Interest income from tax-exempt securities is further adjusted by the Tax Equity and Fiscal Responsibility Act (“TEFRA”) adjustment for the disallowance as a deduction of a portion of total interest expense related to the ratio of average tax-exempt securities to total average assets. This adjustment results in tax-exempt income and yields being presented on a basis comparable with income and yields from fully-taxable earning assets. The reader should be able to get a clearer picture of the Corporation’s overall performance by viewing these tables in conjunction with the consolidated financial statements.
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
FINANCIAL CONDITION
Total assets of $270,044,000 at September 30, 2007 decreased $3,648,000 from $273,692,000 at December 31, 2006, compared to a decrease of $19,726,000 for the same period last year. This represents a 1.33% decrease for the current period versus a decrease of 6.50% in 2006. Cash and federal funds sold decreased $1,997,000 or 18.46% from year-end 2006 compared to an increase of $5,317,000 or 80.50% during the same period last year.
Securities available for sale totaled $50,001,000 at September 30, 2007, a decrease of $1,772,000 or 3.42% from $51,773,000 at December 31, 2006 compared to a decrease of $3,476,000 or 6.11% during the same period in 2006. The decrease during 2007 was primarily due to scheduled pay downs and prepayments of mortgage-backed securities, with a portion of these funds being reinvested into tax-exempt securities. Excess funds during 2006 were utilized to pay down FHLB borrowings.
Gross loans increased $368,000 during the nine-month period ended September 30, 2007 compared to a decrease of $25,956,000 for the same period last year. The Bank experienced growth in most loan portfolios during the third quarter. Commercial and agricultural loans of $140,410,000 increased $4,180,000 or 3.07% from $136,230,000 at December 31, 2006. Home equity loans increased $1,420,000 or 8.09% from $17,551,000 at December 31, 2006 resulting from an extensive equity campaign during the second and third quarters of 2007. Consumer loans increased $2,910,000 or 23.39% from $12,440,000 at December 31, 2006. This growth is due in part, to increased indirect lending within local markets. In an effort to shift funds to higher yielding assets, the Bank renewed its lending relationship with the Denver-based organization, Highland Financial, formerly Tatonka, where the Bank purchases horse trailer loan accounts on a national basis. New loan balances in this portfolio total $2,312,000 with a weighted average yield of 9.14% and weighted average maturity of 13.36 years. Overshadowing much of the Corporation’s loan growth is the continued run-off of loans originated through Advantage Finance, a decrease of $7,851,000 or 41.14% from $19,084,000 at December 31, 2006.
The allowance for loan losses at September 30, 2007 was $2,140,000 or 1.10% of total loans compared to $2,015,000 or 1.04% of total loans at December 31, 2006 and $2,211,000 or 1.10% of total loans at September 30, 2006. The Corporation provided $952,000 to the allowance for loan losses during 2007 to maintain the balance at an adequate level following net charge-offs of $827,000. During the same nine-month period in 2006 the Corporation provided $383,000 to the allowance for loan losses following net charge-offs of $927,000. The ratio of annualized net charge-offs to average loans outstanding at September 30, 2007 is 0.58% compared to 0.56% and 0.57% at December 31, 2006 and September 30, 2006 respectively. The ratio of nonperforming loans to gross loans was 1.41% at September 30, 2007 compared to 1.17% at December 31, 2006 and 1.37% at September 30, 2006.

11.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(dollars in thousands)	ENDING BALANCES AS OF THE DATE SHOWN
	09/30/07	12/31/06	$ Chg	% Chg	09/30/06	12/31/05	$ Chg	% Chg
Cash and fed funds	8,821	10,818	(1,997)	(18.46)	11,922	6,605	5,317	80.50
Securities AFS	50,001	51,773	(1,772)	(3.42)	53,455	56,931	(3,476)	(6.11)
Gross loans	194,790	194,422	368	0.19	201,725	227,681	(25,956)	(11.40)
Allowance for loan losses	(2,140)	(2,015)	(125)	6.20	(2,211)	(2,755)	544	(19.75)

Loans, net	192,650	192,407	243	0.13	199,514	224,926	(25,412)	(11.30)
Premises and equipment	8,813	9,502	(689)	(7.25)	9,481	6,385	3,096	48.49
Accrued interest receivable	1,608	1,329	279	20.99	1,511	1,440	71	4.93
Other assets	8,151	7,863	288	3.66	7,838	7,160	678	9.47

Total assets	270,044	273,692	(3,648)	(1.33)	283,721	303,447	(19,726)	(6.50)

Noninterest-bearing demand	21,377	22,064	(687)	(3.11)	20,946	27,659	(6,713)	(24.27)
Interest-bearing demand	87,178	86,160	1,018	1.18	79,167	72,695	6,472	8.90
Savings and time deposits	95,823	97,446	(1,623)	(1.67)	102,970	104,466	(1,496)	(1.43)
Time deposits of $100k	39,937	43,995	(4,058)	(9.22)	41,848	43,686	(1,838)	(4.21)

Total deposits	244,315	249,665	(5,350)	(2.14)	244,931	248,506	(3,575)	(1.44)
FHLB advances	2,500	0	2,500	100.00	15,000	31,100	(16,100)	(51.77)
Other borrowed funds	150	0	150	100.00	0	1,870	(1,870)	(100.00)
Accrued interest payable	403	398	5	1.26	375	330	45	13.64
Other liabilities	1,268	1,182	86	7.28	1,098	116	982	846.55

Total liabilities	248,636	251,245	(2,609)	(1.04)	261,404	281,922	(20,518)	(7.28)
Shareholders’ equity	21,408	22,447	(1,039)	(4.63)	22,317	21,525	792	3.68

Total liabilities and equity	270,044	273,692	(3,648)	(1.33)	283,721	303,447	(19,726)	(6.50)

Premises and equipment decreased $689,000 or 7.25% from December 31, 2006, compared to an increase of $3,096,000 or 48.49% during the same period last year. This decrease is primarily due to third-quarter sales and disposals of Advantage Finance’s fixed assets totaling $263,000 along with an additional impairment of $32,000 taken against Advantage Finance’s office building in Marion, Ohio. An additional $13,000 of fixed asset disposals was recorded at the Carey branch during the third quarter. This loss, in furniture and equipment, was due to water damage during the recent flood. The building also suffered extensive water damage requiring a complete renovation of the building’s interior. The Bank’s staff is currently conducting business in a temporary office until renovations are finished, which is anticipated to be in the first quarter next year. Remodeling costs of approximately $270,000 will be capitalized upon completion.
Accrued interest receivable of $1,608,000 increased $279,000 or 20.99% from $1,329,000 at December 31, 2006, primarily due to interest rate increases, compared to an increase of $71,000 or 4.93% during the same period last year. Other assets of $8,151,000 increased $288,000 or 3.66% from $7,863,000 at December 31, 2006, largely due to earnings on company-owned life insurance.
Total deposits of $244,315,000 at September 30, 2007 decreased $5,350,000 or 2.14% from $249,665,000 at December 31, 2006 compared to a decrease of $3,575,000 or 1.44% during the same period last year. The decrease in deposits is primarily due to maturing brokered certificates of deposits. Brokered deposits decreased $8,678,000 during the nine-month period ended September 30, 2007. The increase of $2,650,000 in borrowings from December 31, 2006 is principally due to decreased deposit balances. During the nine months ended September 30, 2006 borrowings decreased $17,970,000 as excess funds from loan repayments of $25,956,000 were utilized to pay down Federal Home Loan advances.
Shareholders’ equity of $21,408,000 decreased $1,039,000 or 4.63% from $22,447,000 at December 31, 2006 compared to an increase of $792,000 or 3.68 % during the same period in 2006. Shareholders’ equity reflects the

12.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
year-to-date net loss of $48,000, less dividends paid to shareholders of $649,000 and net repurchases of treasury stock of $407,000, offset slightly by an increase in the fair value of securities available for sale, net of tax of $63,000. The increase in shareholders’ equity last year reflects current earnings of $1,335,000 offset by $658,000 in dividends paid to shareholders along with net treasury stock repurchases of $101,000 bolstered by an increase in the fair value of securities available for sale, net of tax, of $214,000. Shareholders’ equity to total assets was 7.93% at September 30, 2007 compared to 8.20% at December 31, 2006 and 7.87% at September 30, 2006.
Average assets for the three-month period ended September 30, 2007 totaled $266,836,000 compared to $288,201,000 for the three-month period ended September 30, 2006, a decrease of $21,365,000 or 7.41%. Average assets for the nine-month period totaled $269,238,000, a decrease of $25,920,000 or 8.78% from $295,158,000 for the nine-month period ended September 30, 2006. The decrease in average assets for both the three and nine-month periods is primarily due to the decrease in loan balances of $17,019,000 when comparing the three-month periods and $26,148,000 when comparing the nine-month periods.
Excess funds from loan repayments were utilized to decrease average FHLB borrowings by $16,784,000 during the three-month period compared to the repayment of $26,577,000 in average FHLB borrowings during the nine-month period. Average shareholders’ equity for the three-month period ended September 30, 2007 totaled $21,252,000 compared to $22,056,000 for the three-month period ended September 30, 2006, a decrease of $804,000 or 3.65%. Average shareholders’ equity for the nine-month period totaled $21,883,000, an increase of $34,000 or 0.16% from $21,849,000 for the nine-month period ended September 30, 2006.

	AVERAGE DAILY BALANCES FOR THE PERIODS SHOWN
(dollars in thousands)	Three Months Ended September 30				Nine Months Ended September 30
	2007	2006	$ Chg	% Chg	2007	2006	$ Chg	% Chg
Cash and fed funds	8,348	9,539	(1,191)	(12.49)	11,941	9,252	2,689	29.06
Securities AFS	50,017	53,555	(3,538)	(6.61)	51,136	54,871	(3,735)	(6.81)
Gross loans	191,691	208,710	(17,019)	(8.15)	189,416	215,564	(26,148)	(12.13)
Allowance for loan losses	(1,991)	(2,407)	416	(17.28)	(1,974)	(2,566)	592	(23.07)

Loans, net	189,700	206,303	(16,603)	(8.05)	187,442	212,998	(25,556)	(12.00)
Premises and equipment	9,016	9,144	(128)	(1.40)	9,236	7,952	1,284	16.15
Accrued interest receivable	1,392	1,576	(184)	(11.68)	1,412	1,595	(183)	(11.47)
Other assets	8,363	8,084	279	3.45	8,071	8,490	(419)	(4.94)

Total assets	266,836	288,201	(21,365)	(7.41)	269,238	295,158	(25,920)	(8.78)

Noninterest-bearing demand	20,576	20,241	335	1.66	21,085	21,766	(681)	(3.13)
Interest-bearing demand	86,927	78,642	8,285	10.54	86,767	75,892	10,875	14.33
Savings and time deposits	94,176	103,021	(8,845)	(8.59)	95,178	103,308	(8,130)	(7.87)
Time deposits of $100k	40,707	44,838	(4,131)	(9.21)	42,304	43,717	(1,413)	(3.23)

Total deposits	242,386	246,742	(4,356)	(1.77)	245,334	244,683	651	0.27
FHLB advances	988	17,772	(16,784)	(94.44)	333	26,953	(26,620)	(98.76)
Other borrowed funds	615	78	537	688.46	207	144	63	43.75
Accrued interest payable	470	452	18	3.98	460	422	38	9.00
Other liabilities	1,125	1,101	24	2.18	1,021	1,107	(86)	(7.77)

Total liabilities	245,584	266,145	(20,561)	(7.73)	247,355	273,309	(25,954)	(9.50)
Shareholders’ equity	21,252	22,056	(804)	(3.65)	21,883	21,849	34	0.16

Total liabilities and equity	266,836	288,201	(21,365)	(7.41)	269,238	295,158	(25,920)	(8.78)

13.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	CONSOLIDATED STATEMENTS OF INCOME FOR THE PERIODS SHOWN
(dollars in thousands)	Three Months Ended September 30				Nine Months Ended September 30
	2007	2006	$ Chg	% Chg	2007	2006	$ Chg	% Chg
Interest and fees on loans	3,907	4,131	(224)	(5.42)	11,518	12,542	(1,024)	(8.16)
Taxable interest on securities	363	404	(41)	(10.15)	1,113	1,259	(146)	(11.60)
Tax-free interest on securities	205	189	16	8.47	604	568	36	6.34
Other interest income	21	42	(21)	(50.00)	189	110	79	71.82

Total interest income	4,496	4,766	(270)	(5.67)	13,424	14,479	(1,055)	(7.29)

Interest on deposits	2,133	1,990	143	7.19	6,263	5,381	882	16.39
Interest on borrowings	22	233	(211)	(90.56)	22	990	(968)	(97.78)

Total interest expense	2,155	2,223	(68)	(3.06)	6,285	6,371	(86)	(1.35)

Net interest income	2,341	2,543	(202)	(7.94)	7,139	8,108	(969)	(11.95)
Provision for loan losses	240	98	142	144.90	952	383	569	148.56

Net interest after PLL	2,101	2,445	(344)	(14.07)	6,187	7,725	(1,538)	(19.91)

Service and overdraft fees	468	385	83	21.56	1,301	1,149	152	13.23
Gain on sale of repossessed assets	16	20	(4)	(20.00)	58	79	(21)	(26.58)
Other income	127	163	(36)	(22.09)	404	770	(366)	(47.53)

Total other income	611	568	43	7.57	1,763	1,998	(235)	(11.76)

Salaries and employee benefits	1,420	1,326	94	7.09	4,305	4,094	211	5.15
Premises and equipment	409	382	27	7.07	1,290	975	315	32.31
State taxes	94	95	(1)	(1.05)	305	313	(8)	(2.56)
Data processing	92	122	(30)	(24.59)	258	519	(261)	(50.29)
FDIC deposit insurance	16	17	(1)	(5.88)	50	52	(2)	(3.85)
Professional fees	123	87	36	41.38	433	267	166	62.17
Loss on sale of repossessed assets	9	16	(7)	(43.75)	55	136	(81)	(59.56)
Amortization of intangibles	0	4	(4)	(100.00)	4	13	(9)	(69.23)
Other operating expense	610	602	8	1.33	1,696	1,661	35	2.11

Total other expense	2,773	2,651	122	4.60	8,396	8,030	366	4.56

Income (loss) before taxes	(61)	362	(423)	(116.85)	(446)	1,693	(2,139)	(126.34)
Income taxes	(121)	53	(174)	(328.30)	(398)	358	(756)	(211.17)

Net income (loss)	60	309	(249)	(80.58)	(48)	1,335	(1,383)	(103.60)

RESULTS OF OPERATIONS
Net income for the three-month period ended September 30, 2007 totaled $60,000, a decrease of $249,000 or 80.58% from net income of $309,000 for the three-month period ended September 30, 2006. The year-to-date net loss was $48,000 at September 30, 2007 compared to net income of $1,335,000 year-to-date through September 30, 2006. On a fully-taxable basis, the decrease in net income was $233,000 or 59.44% for the three-month period and a decrease of $1,344,000 or 84.63% for the nine-month period. Basic and diluted earnings per share for the three-month period ended September 30, 2007 was $0.05 and $0.05 respectively, compared to $0.27 and $0.27 for the same period in 2006. Year-to-date basic and diluted earnings per share at September 30, 2007 was $(0.04) and $(0.04) respectively,

14.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
compared to $1.15 and $1.15 at September 30, 2006. Return on average equity for the three and nine-month periods ended September 30, 2007 was 1.12% and (0.29%) respectively, compared to 5.56% and 8.17%. The book value per outstanding share for the three and nine-month periods ended September 30, 2007 was $18.69 and $19.17 respectively, compared to $19.06 and $18.87 for the same periods in 2006.
Net interest income, the Corporation’s primary source of earnings, is the amount by which interest and fees on loans and investments exceed the interest cost of deposits and borrowings obtained to fund them. The volume and composition of interest-earning assets and interest-bearing liabilities affect net interest income. Also impacting net interest income is the susceptibility of interest-earning assets and interest-bearing liabilities to changes in the general market level of interest rates. Management attempts to manage the repricing of assets and liabilities to achieve a stable level of net interest income and minimize the effect of significant changes in the market level of interest rates. This is accomplished through the pricing and promotion of various loan and deposit products as well as the active management of the Bank’s portfolio of securities available for sale and borrowed funds.
Net interest income for the three and nine-month periods ended September 30, 2007 totaled $2,341,000 and $7,139,000 respectively, compared to $2,543,000 and $8,108,000 for the same periods in 2006. This reflects a decrease of $202,000 or 7.94% for the three-month period and a year-to-date decrease of $969,000 or 11.95% from the same periods a year ago. On a fully-taxable basis, net interest income totaled $2,440,000 and $7,431,000 for the three and nine-month periods ended September 30, 2007 compared to net interest income of $2,626,000 and $8,361,000 for the same periods in 2006. This represents a decrease of $186,000 or 7.08% and $930,000 or 11.12% from the three and nine-month periods in 2006. Interest and fee income, on a fully-taxable basis, totaled $4,595,000 and $13,716,000 for the three and nine-month periods ended September 30, 2007 compared to $4,849,000 and $14,732,000 for the same periods in 2006, reflecting a decrease of $254,000 or 5.24% and $1,016,000 or 6.90% from the three and nine-month periods in 2006. The decrease in interest and fee income for both the three and nine-month periods is primarily due to volume decreases, principally Advantage Finance loan maturities, slightly offset by increases in interest rates. The weighted average yield on interest earning assets, on a fully-taxable equivalent basis, increased to 7.56% for the three-month period in 2007 from 7.31% in 2006 and increased to 7.53% for the nine-month period in 2007 from 7.27% in 2006. The Corporation’s net interest margin, on a fully-taxable equivalent basis, for the three and nine-month periods ended September 30, 2007 was 4.01% and 4.08% respectively, compared to 3.96% and 4.13% at September 30, 2006.
Interest expense of $2,155,000 for the three-month period ending September 30, 2007 decreased $68,000 or 3.06% from $2,223,000 in 2006. Interest expense of $6,285,000 for the nine-month period in 2007 decreased $86,000 or 1.35% from $6,371,000 in 2006. The weighted average cost of funds increased to 3.83% for the three-month period in 2007 from 3.61% in 2006, an increase of 22 basis points. The weighted average cost of funds for the nine-month period in 2007 increased to 3.74% from 3.41% in 2006, an increase of 33 basis points. Average interest-bearing liabilities decreased $20,938,000 or 8.57% for the three-month period in 2007 from $244,351,000 in 2006. Average interest-bearing liabilities decreased $25,225,000 or 10.09% for the nine-month period in 2007 from $250,014,000 in 2006. The decrease for both the three and nine-month periods is primarily due to repayments on borrowings of $16,247,000 and $26,557,000, with a weighted average cost of 5.18% and 4.88% respectively. Typically, a higher rate environment has a quicker impact on interest-bearing liabilities as they renew or reprice compared to interest earning assets as their repricing dates are fixed for one, two, three or more years. Paying down the high-cost borrowings during 2006 significantly minimized the adverse impact a rising rate environment would have on the Corporation’s net interest margin.
Provisions made to the loan loss reserve for the three months ended September 30, 2007 was $240,000, an increase of $142,000 or 144.90% from $98,000 for the same period in 2006. Year-to-date provisions to the loan loss reserve totaled $952,000, an increase of $569,000 or 148.56% from $383,000 at September 30, 2006. Net charge-offs for the three and nine-month periods ended September 30, 2007 totaled $29,000 and $827,000 respectively, compared to $425,000 and $927,000 for the same periods in 2006, reflecting a decrease of $396,000 or 93.18% for the three-month period and a decrease of $100,000 or 10.79% for the nine-month period. Net charge-offs of commercial loan balances of $255,000 and Advantage Finance loan balances of $378,000 make up 76.54% of the total net charge-offs during 2007. Commercial and

15.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Advantage Finance net charge-offs of $204,000 and $569,000 respectively, make up 83.39% of the total net charge-offs during the same period in 2006. Year-to-date commercial net charge-offs increased $51,000 or 25.00% from 2006. A total of $439,000 in commercial loan balances have been charged-off since year-end 2006, an increase of $169,000 or 62.59% from last year. A total of $429,000 in Advantage Finance loan balances have been charged-off since year-end 2006, a decrease of $305,000 or 41.55% from a year ago. Nonperforming loans totaled $2,740,000 at September 30, 2007, a decrease of $32,000 or 1.15% from $2,772,000 at September 30, 2006. Impaired loans with a specific allowance held in reserve totaled $1,037,000 at September 30, 2007, an increase of $346,000 or 50.07% from $691,000 at September 30, 2006. Specific reserves held for these loans totaled $218,000 at September 30, 2007, compared to $96,000 at September 30, 2006, an increase of $122,000. Interest income recognized on impaired loans for the nine-month period ended September 30, 2007 was $82,000. Management determines the adequacy of the allowance for loan losses through its analysis of specific problem loans and historical charge-off experience in addition to its evaluation of local and national economic conditions. The Bank believes that the current balance in the allowance for loan losses is sufficient to cover probable identified losses in the loan portfolio.
Noninterest income earned during the third quarter was $611,000 compared to $568,000 for the same period in 2006, an increase of $43,000 or 7.57%. The increase in noninterest income is primarily due to increased service and overdraft fees of $83,000 or 21.56%, offset by a slight decrease in gain on sale of repossessed assets of $4,000 and a decrease of $36,000 or 22.09% in other income. The decrease in other income is largely due to decreased mortgage originations, through Countrywide, of $44,000 or 50.00% reflecting the overall downturn in the real estate market. For the nine-month period ended September 30, 2007, noninterest income totaled $1,763,000, reflecting a decrease of $235,000 or 11.76% from $1,998,000 at September 30, 2006. Year-to-date gains on sale of repossessed assets decreased $21,000 or 26.58% from the prior year while mortgage originations decreased $78,000 or 32.10%, as well as a decrease of $176,000 stemming from the sale of the Corporation’s credit card portfolio in the first quarter of 2006 and a gain on the sale of the servicing of Freddie Mac loans of approximately $75,000 in the second quarter of 2006. An increase in service and overdraft fees of $152,000 or 13.23% from $1,149,000 at September 30, 2006 helped to mitigate further declines in noninterest income.
Noninterest expense for the three-month period ended September 30, 2007 was $2,773,000, an increase of $122,000 or 4.60% from $2,651,000 at September 30, 2006. The most significant increases were salaries and employee benefits of $94,000 or 7.09%, premises and equipment of $27,000 or 7.07% and professional fees of $36,000 or 41.38%. Year-to-date noninterest expense of $8,396,000 increased $366,000 or 4.56% from $8,030,000 last year. Significant increases for the nine-month period were salaries and employee benefits of $4,305,000, an increase of $211,000 or 5.15% from $4,094,000 at September 30, 2006. Premises and equipment totaled $1,290,000, an increase of $315,000 or 32.31% from $975,000 in 2006. Professional fees totaled $433,000, an increase of $166,000 or 62.17% from $267,000 at September 30, 2006. The increase in employee salaries and benefits for the nine-month period is primarily the settlement of an executive officer separation agreement during the second quarter along with raises awarded at the beginning of the year with general increases in hospitalization expense and payroll taxes. The increase in premises and equipment expense reflects the increased deprecation expense relating to the operations center and subsequent capital expenditures placed into service in 2006. In addition to increases resulting from new additions, impairment losses totaling $55,000 was taken against the Advantage Finance building located in Marion, Ohio during the second and third quarters. This building has been vacant for over a year and attempts to sell the property have been unsuccessful. An additional expense of $55,000 in loss on sales and disposals of fixed assets held at Advantage Finance along with disposals of $13,000 at the Carey office due to water damage caused by a recent flood. Year-to-date increases in professional fees primarily reflects the additional costs relating to the Corporation’s Sarbanes-Oxley compliance initiative which began in the second quarter and is expected to continue through the end of the year, along with consulting services for strategic planning and other projects. Offsetting the increase to noninterest expense is the reduction in data processing expense of $261,000, or 50.29% from $519,000 in 2006. The Corporation expected to see substantial savings in this expense as all data processing is being handled internally at the operations center and will no longer be outsourced. Also helping to reduce the impact of rising noninterest expense is a decrease of $81,000 or 59.56% in loss on sale of repossessed assets from $136,000 at September 30, 2006 to $55,000 at September 30, 2007.

16.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table provides an analysis of the average balances, yields and rates on interest-earning assets and interest-bearing liabilities.

	Three Months Ended September 30,
	2007			2006
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	($ in thousands)
Securities (1)	$51,593	$688	5.29%	$56,752	$718	5.02%
Loans (2)	189,700	3,907	8.17	206,303	4,131	7.94

Total interest-earning assets	241,293	4,595	7.56	263,055	4,849	7.31
Other assets	25,543			25,146

Total assets	$266,836			$288,201

Deposits: interest-bearing	$221,810	2,133	3.82%	$226,501	1,990	3.49%
Borrowed funds	1,603	22	5.49	17,850	233	5.18

Total interest-bearing deposits and borrowings	$223,413	2,155	3.83	$244,351	2,223	3.61
Noninterest-bearing demand deposits	20,576			20,241
Other liabilities	1,595			1,553
Shareholders’ equity	21,252			22,056

Total liabilities and shareholders’ equity	$266,836			$288,201

Net interest income		$2,440			$2,626

Interest rate spread			3.73%			3.70%

Net interest margin (3)			4.01%			3.96%

(1)	Securities include federal funds sold for purposes of this yield table. Average yields on all securities have been computed based on amortized cost. Income on tax-exempt securities has been computed on a fully-taxable equivalent basis using a 34% tax rate and a 20% disallowance of interest expense deductibility under TEFRA rules. The amount of such adjustment was $99,000 and $83,000 for 2007 and 2006 respectively.

(2)	Average balance is net of deferred loan fees and loan discounts. Interest income includes loan fees of $151,000 and $143,000 and deferred dealer reserve expense of $59,000 and $85,000 in 2007 and 2006 respectively.

(3)	Net interest income as a percentage of average interest-earning assets.

17.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table provides an analysis of the average balances, yields and rates on interest-earning assets and interest-bearing liabilities.

	Nine Months Ended September 30,
	2007			2006
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	($ in thousands)
Securities (4)	$55,923	$2,198	5.26%	$57,845	$2,190	5.06%
Loans (5)	187,442	11,518	8.21	212,998	12,542	7.87

Total interest-earning assets	243,365	13,716	7.53	270,843	14,732	7.27
Other assets	25,873			24,315

Total assets	$269,238			$295,158

Deposits: interest-bearing	$224,249	6,263	3.73%	$222,917	5,381	3.23%
Borrowed funds	540	22	5.37	27,097	990	4.88

Total interest-bearing deposits and borrowings	$224,789	6,285	3.74	$250,014	6,371	3.41
Noninterest-bearing demand deposits	21,085			21,766
Other liabilities	1,481			1,529
Shareholders’ equity	21,883			21,849

Total liabilities and shareholders’ equity	$269,238			$295,158

Net interest income		$7,431			$8,361

Interest rate spread			3.79%			3.86%

Net interest margin (6)			4.08%			4.13%

(4)	Securities include federal funds sold for purposes of this yield table. Average yields on all securities have been computed based on amortized cost. Income on tax-exempt securities has been computed on a fully-taxable equivalent basis using a 34% tax rate and a 20% disallowance of interest expense deductibility under TEFRA rules. The amount of such adjustment was $292,000 and $253,000 for 2007 and 2006 respectively.

(5)	Average balance is net of deferred loan fees and loan discounts. Interest income includes loan fees of $462,000 and $456,000 and deferred dealer reserve expense of $198,000 and $211,000 in 2007 and 2006 respectively.

(6)	Net interest income as a percentage of average interest-earning assets.

18.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The Corporation has certain obligations and commitments to make future payments under contracts. At September 30, 2007, the aggregate contractual obligations and commitments are:

	Payments Due by Period
Contractual obligations		Less Than	1-3	3-5	After
(In thousands)	Total	One Year	Years	Years	5 Years
Time deposits and certificates of deposit	$120,479	$88,781	$27,481	$3,552	$665
Borrowed funds	2,650	2,650	—	—	—

Total	$123,129	$91,431	$27,481	$3,552	$665

	Amount of Commitment – Expiration by Period
Other commitments		Less Than	1-3	3-5	After
(In thousands)	Total	One Year	Years	Years	5 Years
Commitments to extend commercial credit	$22,412	$13,801	$3,174	$3,255	$2,182
Commitments to extend consumer credit	12,133	311	975	1,012	9,835
Standby letters of credit	1,180	1,180	—	—	—

Total	$35,725	$15,292	$4,149	$4,267	$12,017

Items listed above under “Contractual Obligations” represent standard bank financing activity under normal terms and practices. Such funds normally roll-over or are replaced by like items depending on the then-current financing needs. Items shown under “Other Commitments” also represent standard bank activity, but for extending credit to bank customers. Commercial credits generally represent lines of credit or approved loans with drawable funds still available under the contract terms. On an on-going basis, approximately half of these amounts are expected to be drawn. Consumer credits generally represent amounts drawable under revolving home equity lines. Such amounts are usually deemed less likely to be drawn upon in total as consumers tend not to draw down all amounts on such lines. Utilization rates tend to be fairly constant over time. Standby letters of credit represent guarantees to finance specific projects whose primary source of financing comes from other sources. In the unlikely event of the other source’s failure to provide sufficient financing, the bank would be called upon to fill the need. The bank is also continually engaged in the process of approving new loans in a bidding competition with other banks. Terms for these potential new loans are approved by management and board committees, with caveats and possible counter terms made to the applicant customers. Customers may accept these terms, make a counter proposal, or accept terms from a competitor. These loans are not yet under contract but offers have been tendered, and would be required to be funded if accepted. Such agreements represent approximately $5,405,000 at of September 30, 2007, with various maturity terms.
LIQUIDITY AND CAPITAL RESOURCES
The Corporation’s liquidity, primarily represented by cash, cash equivalents and federal funds sold, is a result of its operating, investing and financing activities, which are summarized in the Condensed Consolidated Statements of Cash Flows. Primary sources of funds are deposits, prepayments and maturities of outstanding loans and securities. While scheduled payments from the amortization of loans and securities are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and industry competition. Funds are primarily used to meet ongoing commitments, satisfy operational expenses, payout maturing certificates of deposit and savings withdrawals and fund loan demand, with excess funds being invested in

19.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
short-term, interest-earning assets. Additional funds are generated through Federal Home Loan Bank advances, overnight borrowings and other sources. The Corporation’s liquidity ratio at September 30, 2007 was 8.9% compared to 10.9% at December 31, 2006. Management believes its sources of liquidity are adequate to meet the needs of the Corporation. Another measure of liquidity is the relationship of net loans to deposits and borrowed funds with lower ratios indicating greater liquidity. At September 30, 2007 the ratio of net loans to deposits and borrowed funds was 78.0% compared to 77.1% at December 31, 2006. Management believes these ratios represent acceptable levels of liquidity.
Net cash flows resulted in a decrease of $1,997,000 in cash equivalents and federal funds sold for the nine-month period ended September 30, 2007 compared to an increase of $5,317,000 for the same period in 2006. During 2007 cash flows from security repayments and maturities partially offset the decline in deposit balances with the remaining decline being covered with FHLB advances. During 2006, loan and security repayments were used to pay down FHLB advances and finance fixed asset purchases relating to the construction of the operations center.
Banking regulations have established minimum capital requirements for banks including risk-based capital ratios and leverage ratios. Regulations require all banks to have a minimum total risk-based capital ratio of 8.0% with half of the capital composed of core capital. Minimum leverage ratio requirements range from 3.0% to 5.0% of total assets. Core capital, or Tier 1 capital, includes common equity, perpetual preferred stock and minority interests that are held by others in consolidated subsidiaries minus intangible assets. Supplementary capital, or Tier 2 capital, includes core capital and such items as mandatory convertible securities, subordinated debt and the allowance for loan losses, subject to certain limitations. Qualified Tier 2 capital can equal up to 100% of an institution’s Tier 1 capital with certain limitations in meeting the total risk-based capital requirements.
The Bank’s leverage and risk-based capital ratios at of September 30, 2007 were 7.5% and 10.4% respectively, compared to leverage and risk-based capital ratios of 7.4% and 10.1% at December 31, 2006. The Bank exceeded minimum regulatory requirements to be considered well-capitalized for both periods. The Corporation’s leverage and risk-based capital ratios at September 30, 2007 were 8.1% and 11.1% respectively, compared to leverage and risk-based capital ratios of 7.9% and 10.7% respectively, at December 31, 2006, also exceeding well-capitalized levels for both periods.
Item 3 — Quantitative and Qualitative Disclosures about Market Risk
A significant market risk to which the Corporation is exposed is interest rate risk. The business of the Corporation and the composition of its balance sheet consists of investments in interest-earning assets (primarily loans and securities) which are funded by interest-bearing liabilities (deposits and borrowings). These financial instruments have varying levels of sensitivity to changes in the market rates of interest, resulting in market risk. Interest rate risk is managed regularly through the Corporation’s Asset Liability Management Committee (ALCO). The two primary methods to monitor and manage interest rate risk are rate-sensitivity gap analysis and review of the effects of various interest rate shock scenarios. Based upon ALCO’s review, there has been no significant change in the interest rate risk of the Corporation since year-end 2006. (See Quantitative and Qualitative Disclosures about Market Risk contained in the Annual Report to Shareholders for the year ended December 31, 2006.)
Item 4 — Controls and Procedures
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Corporation conducted an evaluation of its disclosure controls and procedures, as defined under Securities and Exchange Commission Rule 13a-15(e). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of the end of the period covered by this report. There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

20.

COMMERCIAL BANCSHARES, INC.
FORM 10-Q
Quarter ended September 30, 2007
PART II — OTHER INFORMATION
Item 1 — Legal Proceedings:
There are no matters required to be reported under this item.
Item 1A. Risk Factors:
There have been no material changes from risk factors as previously disclosed in Part I, Item 1A. of Commercial Bancshares, Inc.’s 10-K filed on March 29, 2007.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds:
The following table reflects shares repurchased by the Corporation during the third quarter ended September 30, 2007. These shares were purchased pursuant to the authorization of the Corporation’s Board of Directors.

			Total Number of
		Average	Shares	Maximum Number
	Total	Price	Purchased as	Of Shares that May
	Number	Paid	Part of Publicly	Yet be Purchased
	Of Shares	Per	Announced Plans	Under the Plan
Period	Purchased	Share	Or Programs	Or Programs
7/01/07 – 7/31/07	1,160	$27.25	-0-	24,708
8/01/07 – 8/31/07	1,160	$27.25	-0-	23,548
9/01/07 – 9/30/07	- 0 -		-0-	23,548
Total	2,320	$27.25	-0-	23,548
All shares were purchased in open-market transactions. The Board authorization allows the Corporation to annually repurchase up to 2% of the number of common shares outstanding as of the authorization date. The authorization contains no formal expiration date, but the Board of Directors is required to review the authorization no less than annually. On May 9, 2007, the Board of Directors adopted a resolution reducing the maximum number of shares which the Corporation may repurchase on a weekly basis from 580 shares to 290 shares, and it is the Board’s intention to cease weekly repurchase activity effective September 30, 2007. However, the Board will continue to evaluate the situation and may re-implement weekly repurchases at some point in the future.
Item 3 — Defaults upon Senior Securities:
There are no matters required to be reported under this item.
Item 4 — Submission of Matters to a Vote of Security Holders:
There are no matters required to be reported under this item.
Item 5 — Other Information:
There are no matters required to be reported under this item.
Item 6 — Exhibits:

Exhibit Number	Description of Document

3.1	Amended Articles of Incorporation of the Corporation (incorporated by reference to Registrant’s Form 8-K dated April 27, 1995)

3.2	Code of Regulations of the Corporation (incorporated by reference to Registrant’s Form 8-K dated April 27, 1995)

21.

Exhibit Number	Description of Document

4	Form of Certificate of Common Shares of the Corporation (incorporated by reference to Registrant’s Form 8-K dated April 27, 1995)

10	Separation Agreement and General Release by and between the Corporation and Philip W. Kinley

11	Statement re computation of per share earnings (reference is hereby made to Note 2 to the Consolidated Financial Statements on page 8 hereof)

31.1	Certification by CEO Pursuant to Sarbanes Oxley Section 302

31.2	Certification by CFO Pursuant to Sarbanes Oxley Section 302

32.1	Certification by CEO Pursuant to Sarbanes Oxley Section 906

32.2	Certification by CFO Pursuant to Sarbanes Oxley Section 906

22.

COMMERCIAL BANCSHARES, INC.
SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL BANCSHARES, INC.
(Registrant)

Date: November 13, 2007	By	/s/ Robert E. Beach
(Signature)
Robert E. Beach President and Chief Executive Officer

Date: November 13, 2007	By	/s/ Scott A. Oboy
(Signature)
Scott A. Oboy Executive Vice President and Chief Financial Officer

23.