Form 10-K
period 2007-12-31
COMMERCIAL BANCSHARES INC \OH\
filed 2008-03-31
CIK 1009976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007.
Commission File Number 000-27894
COMMERCIAL BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

OHIO	34-1787239
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
118 S. Sandusky Avenue, Upper Sandusky, Ohio 43351
(Address of principal executive offices including zip code)
Registrant’s telephone number, including area code: (419) 294-5781
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class
none
Securities registered pursuant to Section 12(g) of the Act:
Title of Each Class
Common Shares, no par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Based on the closing price of the registrant’s common shares as of June 30, 2007, the aggregate value of the voting common shares held by non-affiliates was $30,460,653.
At March 27, 2008, there were issued and outstanding 1,178,938 of the registrant’s Common Shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s 2007 Annual Report to Shareholders are incorporated by reference into Parts I and II of this Form 10-K. Portions of the registrant’s Proxy Statement dated April 2, 2008 for the May 7, 2008 Annual Meeting of Shareholders are incorporated by reference into Part III of the Form 10-K.

INDEX
FORM 10-K

2.

PART I
ITEM 1 — DESCRIPTION OF BUSINESS
General
     In February 1995, Commercial Bancshares, Inc. (the “Corporation”) received approval from the Board of Governors of the Federal Reserve System to become a bank holding company by acquiring all the voting shares of common stock of The Commercial Savings Bank (the “Bank”). The principal business of the Corporation presently is to operate the Bank, which is a wholly-owned subsidiary, and its principal asset. The Corporation and the main office of the Bank are located at 118 South Sandusky Avenue, Upper Sandusky, Ohio 43351. On December 23, 2003, Articles of Incorporation were filed for Commercial Financial and Insurance Agency, LTD (“Commercial Financial”), an Ohio limited liability company. This company, a subsidiary of the Corporation, was formed to enable the Corporation to expand the products and services available to current customers and others to include the sales of non-deposit investment products and other selected financial and insurance products and services. As approved by the Board of Directors in January 2006, the operations of the Bank’s wholly-owned subsidiary, Advantage Finance, Inc. (“Advantage”) were consolidated into the Bank’s operations in June 2006.
     Although wholly-owned by the Corporation, the Bank functions as an independent community bank. The Bank was organized on April 20, 1920 as a state-chartered Bank and incorporated as “The Lewis Bank & Trust Corporation” under the laws and statutes of the State of Ohio. An amendment to the articles of incorporation on February 8, 1929 changed the name of the Bank to its present name. The Bank provides customary retail and commercial banking services to its customers, including acceptance of deposits for demand, savings and time accounts and servicing of such accounts; commercial, consumer and real estate lending, including installment loans, individual retirement accounts (IRA’s), safe deposit facilities and night depository facilities. The Bank is a nonmember of the Federal Reserve System, is insured by the Federal Deposit Insurance Corporation (FDIC) and is regulated by the Ohio Division of the Financial Institutions and the FDIC.
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

3.

environmental hazardous waste cleanup. Bank loan procedures require that state and federal environmental regulatory studies be obtained by Bank management before approving any commercial real estate loan where such potential risk is considered likely to exist.
Competition in Financial Services
     The Bank, Commercial Financial, and Beck Title compete for business primarily in the Ohio counties of Wyandot, Hancock, Marion, and Franklin. The Corporation’s competitors for business come from two primary sources: large regional firms and independent community banks and thrifts. As of June 30, 2007 (the most recent date for which the FDIC provides market share information), there were approximately 52 depository institutions (excluding credit unions) competing in these markets. As of that date, the Corporation ranked 13th in total market share, with aggregate deposits of approximately $243.2 million.
     The Bank also competes, particularly for deposit dollars, with insurance companies, brokerage firms and investment companies. Competition with independent community banks is enhanced by creating product niches so as not to resort solely to pricing as a means to attract business.
Employees
     Currently the Corporation has 101 full-time employees and 23 part-time employees.
Supervision and Regulation
General
     The Corporation is a corporation organized under the laws of the State of Ohio. The business in which the Corporation and its subsidiary are engaged is subject to extensive supervision, regulation and examination by various bank regulatory authorities. The supervision, regulation and examination to which the Corporation and its subsidiary are subject are intended primarily for the protection of depositors and the deposit insurance funds that insure the deposits of banks, rather than for the protection of shareholders.
     Several of the more significant regulatory provisions applicable to banks and bank holding companies to which the Corporation and the Bank are subject are discussed below. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory provisions. Any change in applicable law or regulation may have a material effect on the business and prospects of the Corporation and the Bank.
Regulatory Agencies
     The Corporation is a registered financial holding company and is subject to inspection, examination and supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) pursuant to the Bank Holding Company Act of 1956, as amended.
     The Bank is an Ohio chartered commercial bank. It is subject to regulation and examination by both the Ohio Division of Financial Institutions (the “ODFI”) and the FDIC.
The Holding Company
     As a holding company incorporated and doing business within the State of Ohio, the Corporation is subject to regulation and supervision under the Bank Holding Act of 1956, as amended (the “Act”). The Corporation is required to file with the Federal Reserve Board on quarterly basis information pursuant to the Act. The Federal Reserve Board may conduct examinations or inspections of the Corporation and the Bank.

4.

     The Corporation is required to obtain prior approval from the Federal Reserve Board for the acquisition of more than five percent of the voting shares or substantially all of the assets of any bank or bank holding company. In addition, the Corporation is generally prohibited by the Act from acquiring direct or indirect ownership or control of more than five percent of the voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiaries. The Corporation may, however, subject to certain prior approval requirements of the Federal Reserve Board, engage in, or acquire shares of companies engaged in activities which are deemed by the Federal Reserve Board by order or by regulation to be financial in nature or closely related to banking.
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
     Under the GLB Act, a bank holding company that has elected to become a financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. Activities that are “financial in nature” include securities underwriting, dealing and market-making, sponsoring mutual funds and investment companies, insurance underwriting and agency, merchant banking, and activities that the Federal Reserve Board has determined to be closely related to banking. No Federal Reserve Board approval is required for the Corporation to acquire a company, other than a bank holding company, bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board. Prior Federal Reserve Board approval is required before the Corporation may acquire the beneficial ownership or control of more than 5% of the voting shares, or substantially all of the assets, of a bank holding company, bank or savings association. If any subsidiary bank of the Corporation ceases to be “well capitalized” or “well managed” under applicable regulatory standards, the Federal Reserve Board may, among other actions, order the Corporation to divest the subsidiary bank. Alternatively, the Corporation may elect to conform its activities to those permissible for a bank holding company that is not also a financial holding company. If any subsidiary bank of the Corporation receives a rating under the Community Reinvestment Act of 1977 of less than satisfactory, the Corporation will be prohibited from engaging in new activities or acquiring companies other than bank holding companies, banks or savings associations.
The Bank
     General. The Bank is an Ohio-chartered bank that is not a member of the Federal Reserve System. The Bank is therefore regulated by the ODFI as well as the FDIC. The regulatory agencies have the authority to regularly examine the Bank, which is subject to all applicable rules and regulations promulgated by its supervisory agencies. In addition, the deposits of the Bank are insured by the FDIC to the fullest extent permitted by law.
     Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which all insured institutions are placed into one of nine categories and assessed insurance premiums based upon their respective levels of capital and results of supervisory evaluations. Institutions classified as well-capitalized (as defined by the FDIC) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (as defined by the FDIC) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.
     The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order, or any condition imposed in writing by, or written agreement with, the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital. Management of the Corporation is not aware of any activity or condition that could result in termination of the deposit insurance of the Bank.

5.

     Capital Requirements. The Federal Reserve Board, ODFI and FDIC require banks and holding companies to maintain minimum capital ratios. The “risk-adjusted’ capital guidelines for the Bank and the Corporation involve a mathematical process of assigning various risk weights to different classes of assets, then evaluating the sum of the risk-weighted balance sheet structure against the Bank’s and Corporation’s capital base. The rules set the minimum guidelines for the ratio of capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) at 8%. Tier 1 Capital is comprised of common equity, retained earnings, and a limited amount of perpetual preferred stock less certain intangible items. At least half of the total capital is to be Tier 1 Capital. The remainder may consist of a limited amount of subordinated debt, other preferred stock, and a portion of the loan loss reserves (not to exceed 1.25% of risk-weighted assets). The Bank anticipates maintaining capital at a level sufficient to be classified as “well capitalized” pursuant to the Federal Reserve guidelines.
     In addition, the federal banking regulatory agencies have adopted leverage capital guidelines for banks and bank holding companies. Under these guidelines, banks and bank holding companies must maintain a minimum ratio of three percent (3%) Tier 1 Capital to total assets. However, most banking organizations are expected to maintain capital ratios well in excess of the minimum level and generally must keep their Tier 1 ratio at or above 5%. The Bank intends to maintain capital well above the regulatory minimum.
     The capital requirements described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, the regulations provide that additional capital may be required to take adequate account of, among other things, interest rate risk or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. As of December 31, 2007, the Bank exceeded its minimum regulatory capital requirements with a total risk-based capital ratio of 11.08%, a Tier 1 risk-based capital ratio of 9.94% and a Tier 1 leverage ratio of 7.92%.
     In addition to the minimum regulatory capital requirements discussed above, provisions contained in the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) expressly provide for certain supervisory actions which are directly keyed to the capital levels of an insured depository institution. These “prompt corrective action” provisions impose progressively more restrictive constraints on operations, management and capital distributions of a particular institution as its regulatory capital decreases. Using Tier 1 risk-based, total risk-based, and Tier 1 leverage capital ratios as the relevant measures, FDIC insured depository institutions are grouped into one of the following five prompt corrective action capital categories: well capitalized, adequately capitalized; undercapitalized; significantly undercapitalized; and critically undercapitalized. An institution is considered well capitalized if it has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a Tier 1 leverage capital ratio of at least 5%, provided, however, such institution is not subject to a written advisement, order or capital directive to meet and maintain a specific capital level for any particular capital measure. An adequately capitalized institution must have a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4% and a Tier 1 leverage capital ratio of at least 4% (3% if the institution has achieved the highest composite rating in its most recent examination). At December 31, 2007, the Bank satisfied all requirements for inclusion in the “well capitalized” category.
     Dividends. Ohio law prohibits the Bank, without the prior approval of the ODFI, from paying dividends in an amount greater than the lesser of its undivided profits or the total of its net income for that year, combined with its retained net income from the preceding two years. The payment of dividends by any financial institution or its holding company is also affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be under-capitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2007.

6.

     Branching Authority. Ohio chartered banks have the authority under Ohio law to establish branches anywhere in the State of Ohio, subject to receipt of all required regulatory approvals. Additionally, in May 1997 Ohio adopted legislation “opting in” to the provisions of Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Act”) which allows banks to establish interstate branch networks through acquisitions of other banks, subject to certain conditions, including certain limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates. The establishment of de novo interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is also allowed by the Riegle-Neal Act and authorized by Ohio law.
     Affiliate Transactions. Various governmental requirements, including Sections 23A and 23B of the Federal Reserve Act, limit borrowings by holding companies and non-bank subsidiaries from affiliated insured depository institutions, and also limit various other transactions between holding companies and their non-bank subsidiaries, on the one hand, and their affiliated insured depository institutions on the other. Section 23A of the Federal Reserve Act also generally requires that an insured depository institution’s loan to its non-bank affiliates be secured, and Section 23B of the Federal Reserve Act generally requires that an insured depository institution’s transactions with it non-bank affiliates be on arms-length terms.
     Depositor Preference. The Federal Deposit Insurance Act provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non deposit creditors and shareholders of the institution.
     Privacy Provisions of Gramm-Leach-Bliley Act. Under GLB, federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to non-affiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to non-affiliated third parties. The privacy provisions of GLB affect how consumer information is transmitted through diversified financial companies and conveyed to outside venders.
     Anti-Money Laundering Provisions of the USA Patriot Act of 2001. On October 26, 2001, the USA Patriot Act of 2001 (the “Patriot Act”) was signed into law. The Patriot Act is intended to strengthen U.S. law enforcement’s and intelligence community’s ability to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide-ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including: (a) due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons; (b) standards for verifying customer identification at account opening; and (c) rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.
     Fiscal and Monetary Policies. The Bank’s business and earnings are affected significantly by the fiscal and monetary policies of the federal government and its agencies. The Bank is particularly affected by the policies of the Federal Reserve Board, which regulates the supply of money and credit in the United States. Among the instruments of monetary policy available to the Federal Reserve are (a) conducting open market operations in United States government securities, (b) changing the discount rates of borrowings of depository institutions, (c) imposing or changing reserve requirements against depository institutions’ deposits, and (d) imposing or changing reserve requirements against certain borrowing by banks and their affiliates. These methods are used in varying degrees and combinations to affect directly the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. For that reason alone, the policies of the Federal Reserve Board have a material effect on the earnings of the Bank.

7.

     Additional and Pending Regulation. The Bank is also subject to federal regulation as to such matters as the maintenance of required reserves against deposits, limitations in connection with affiliate transactions, limitations as to the nature and amount of its loans and investments, regulatory approval of any merger or consolidation, issuance or retirement by the Bank of its own securities and other aspects of banking operations. In addition, the activities and operations of the Bank are subject to a number of additional detailed, complex and sometimes overlapping laws and regulations. These include state usury and consumer credit laws, state laws relating to fiduciaries, the Federal Truth-in-Lending Act and Regulation Z, the Federal Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Truth in Savings Act, the Community Reinvestment Act, anti-redlining legislation and antitrust laws.
     Congress regularly considers legislation that may have an impact upon the operation of the Corporation and the Bank. At this time, the Corporation is unable to predict whether any proposed legislation will be enacted and, therefore, is unable to predict the impact such legislation may have on the operations of the Corporation.
Statistical Disclosures
The following statistical information for 2007, 2006, and 2005, included in the Annual Report is incorporated herein by reference.

Pages of
Annual
Report
Return on Equity and Assets	2
Volume / Rate Analysis	7
Distribution of Assets, Liabilities and Shareholders, Equity	8
Loan Portfolio	11-14
Summary of Loan Loss Experience	12-14
Investment Portfolio	14-15
Deposits	15-16
     The Corporation files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy solicitation materials, as applicable, under Commission Regulation 14A. The public may read and copy any materials the Corporation files with the Commission at the SEC’s Public Reference Room at 100 F. Street, NE, Washington, DC 20549, on official business days during the hours of 10:00 am to 3:00 pm. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission at http://www.sec.gov. The Corporation’s internet website is at www.csbanking.com.
ITEM 1A – RISK FACTORS
There are risks inherent to the Corporation’s business. The material risks and uncertainties that management believes affect the Corporation are described below. The risks and uncertainties described below are not the only ones facing the Corporation. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair the Corporation’s business operations. This report is qualified in its entirety by these risk factors. If any of the following risks actually occur, the Corporation’s financial condition and results of operations could be materially and adversely affected.

8.

The Corporation is Subject to Interest Rate Risk
The Corporation’s earnings and cash flows are largely dependent upon its net interest income. Net interest is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond the Corporation’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, could influence not only the interest the Corporation receives on loans and securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) the Corporation’s ability to originate loans and obtain deposits, (ii) the fair value of the Corporation’s financial assets and liabilities, and (iii) the average duration of the Corporation’s mortgage-backed securities portfolio. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Corporation’s net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall at a faster pace than the interest rates paid on deposits and other borrowings.
Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on the Corporation’s results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on the Corporation’s financial condition and results of operations. See the sections captioned “Results of Operations – Net Interest Income” and “Quantitative and Qualitative Disclosures about Market Risk” set forth in the Corporation’s 2007 Annual Report to Shareholders incorporated herein by reference.
The Corporation is Subject to Lending Risk
There are inherent risks associated with the Corporation’s lending activities. These risks include, but are not limited to, the impact of changes in interest rates and changes in the economic conditions in the markets where the Corporation operates as well as those across the State of Ohio, as well as the entire United States. Increases in interest rates and/or weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans. The Corporation is also subject to various laws and regulations that affect its lending activities. Failure to comply with the applicable laws and regulations could subject the Corporation to regulatory enforcement action that could result in the assessment of significant civil monetary penalties against the Corporation.
As of December 31, 2007, approximately 71.4% of the Corporation’s loan and lease portfolio consisted of commercial, construction and commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because the Corporation’s loan portfolio contains a significant number of commercial and industrial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Corporation’s financial condition and results of operations. See the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Financial Condition – Loans” set forth in the Corporation’s 2007 Annual Report to Shareholders and incorporated herein by reference.
The Corporation’s Allowance For Loan and Lease Losses May Be Insufficient
The Corporation maintains an allowance for loan and lease losses, which is an allowance established through a provision for loan and lease losses charged to expense, that represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans and leases. The allowance, in the judgment of management, is necessary to reserve for estimated loan and lease losses and risks inherent in the loan and lease portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan and lease portfolio quality; present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan and lease losses inherently involves a high degree of subjectivity and requires the Corporation to make significant estimates of current credit risks

9.

and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Corporation’s control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review the Corporation’s allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan and lease losses, the Corporation will need additional provisions to increase the allowance for loan and lease losses. These increases in the allowance for loan and lease losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on the Corporation’s financial condition and results of operations. See the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Allowance for Loan Losses” set forth in the Corporation’s 2007 Annual Report to Shareholders incorporated herein by reference for further discussion related to the Corporation’s process for determining the appropriate level of the allowance for loan and losses.
The Corporation’s Profitability Depends Significantly on Economic Conditions in North Central Ohio
The Corporation’s success depends primarily on the general economic conditions of North Central Ohio and the specific local markets in which the Corporation operates. Unlike larger national or other regional banks that are more geographically diversified, the Corporation provides banking and financial services to customers primarily in the North Central Ohio counties of Wyandot, Marion, Hancock and Franklin. The local economic conditions in these areas have a significant impact on the demand for the Corporation’s products and services as well as the ability of the Corporation’s customers to repay loans, the value of the collateral securing loans and the stability of the Corporation’s deposit funding sources. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets or other factors could impact these local economic conditions and, in turn, have a material adverse effect on the Corporation’s financial condition and results of operations.
The Corporation Operates In A Highly Competitive Industry and Market Area
The Corporation faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include national, regional, and community banks within the various markets the Corporation operates. The Corporation also faces competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies, factoring companies and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of the Corporation’s competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than the Corporation can. The Corporation’s ability to compete successfully depends on a number of factors, including, among other things:
•	The ability to develop, maintain and build upon long-term customer relationships based on top quality service, high ethical standards and safe, sound assets.

•	The ability to expand the Corporation’s market position.

•	The scope, relevance and pricing of products and services offered to meet customer needs and demands.

•	The rate at which the Corporation introduces new products and services relative to its competitors.

•	Customer satisfaction with the Corporation’s level of service.

•	Industry and general economic trends.

10.

Failure to perform in any of these areas could significantly weaken the Corporation’s competitive position, which could adversely affect the Corporation’s growth and profitability, which, in turn, could have a material adverse effect on the Corporation’s financial condition and results of operations.
The Corporation Is Subject To Extensive Government Regulation and Supervision
The Corporation, primarily through Commercial Savings Bank, is subject to extensive federal regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect the Corporation’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Corporation in substantial and unpredictable ways. Such changes could subject the Corporation to additional costs, limit the types of financial services and products the Corporation may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Corporation’s business, financial condition and results of operations. While the Corporation has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. See the section captioned “Supervision and Regulation” in Part I, Item 1., which is located elsewhere in this report.
The Corporation’s Controls and Procedures May Fail or Be Circumvented
Management regularly reviews and updates the Corporation’s internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the Corporation’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Corporation’s business, results of operations and financial condition.
The Corporation Relies on Dividends From Its Subsidiaries For Most Of Its Revenue
The Corporation is a separate and distinct legal entity from Commercial Savings Bank. It receives substantially all of its revenue from dividends from Commercial Savings Bank. These dividends are the principal source of funds to pay dividends on the Corporation’s common stock and interest and principal on the Corporation’s debt. Various federal and/or state laws and regulations limit the amount of dividends that Commercial Savings Bank may pay to the Corporation. Also, the Corporation’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event Commercial Savings Bank is unable to pay dividends to the Corporation, the Corporation may not be able to service debt, pay obligations or pay dividends on the Corporation’s common stock.
The inability to receive dividends from Commercial Savings Bank could have a material adverse effect on the Corporation’s business, financial condition and results of operations. See the section captioned “Supervision and Regulation” in Part I, Item 1 located elsewhere in this report.
The Corporation May Not Be Able To Attract and Retain Skilled People
The Corporation’s success depends, in large part, on its ability to attract and retain key people. Competition for the best people in most activities engaged in by the Corporation can be intense and the Corporation may not be able to hire people or to retain them. The unexpected loss of services of one or more of the Corporation’s key personnel could have a material adverse impact on the Corporation’s business because of their skills, knowledge of the Corporation’s market, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

11.

The Corporation’s Information Systems May Experience An Interruption Or Breach In Security
The Corporation relies heavily on communications and information systems to conduct its business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Corporation’s customer relationship management, general ledger, deposit, loan and other systems. While the Corporation has policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of its information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of the Corporation’s information systems could damage the Corporation’s reputation, result in a loss of customer business, subject the Corporation to additional regulatory scrutiny, or expose the Corporation to civil litigation and possible financial liability, any of which could have a material adverse effect on the Corporation’s financial condition and results of operations.
The Corporation Continually Encounters Technological Change
The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. The Corporation’s future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in the Corporation’s operations. Many of the Corporation’s competitors have substantially greater resources to invest in technological improvements. The Corporation may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on the Corporation’s business and, in turn, the Corporation’s financial condition and results of operations.
The Corporation’s Articles Of Incorporation and Code of Regulations, As Well As Certain Banking Laws, May Have An Anti-Takeover Effect
Provisions of the Corporation’s articles of incorporation and code of regulations, and federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire the Corporation, even if doing so would be perceived to be beneficial to the Corporation’s shareholders. The combination of these provisions effectively inhibits a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of the Corporation’s common shares.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

12.

ITEM 2 — PROPERTIES
The Corporation’s headquarters and the Bank’s main office are located at 118 South Sandusky Avenue, Upper Sandusky, Ohio, in Wyandot County. The building is used exclusively by the Corporation and the Bank. All of the offices listed below are owned by the Bank and are free and clear of any encumbrances.

	Location	Description

1.	Main Office 118 S. Sandusky Ave. Upper Sandusky, Ohio 43351	Two story building built in the early 1900’s and remodeled in 1991.

2.	Carey Office 128 S. Vance Street Carey, OH 43316	One story building built and opened in 1973, and remodeled in 2007.

3.	Harpster Office 17480 Cherokee Street Harpster, OH 43323	One story building purchased in 1978.

4.	North Drive-In Office 400 N. Sandusky Avenue Upper Sandusky, OH 43351	One story drive in office opened in 1981.

5.	Marion Barks Road Office 170 Barks Road East Marion, OH 43302	One story building purchased, renovated, and opened in 1988.

6.	Findlay Tiffin Avenue Office 1600 Tiffin Avenue Findlay, OH 45840	One story building purchased in 1992. The building was renovated in 1999 to add more office space.

7.	Marion Jamesway Office 279 Jamesway Marion, OH 43302	One story building constructed and opened in 1996

8.	Findlay Lincoln Street Office 201 Lincoln Street Findlay, OH 45840	One story building purchased in 1999 and opened in 2000.

9.	Westerville Office 17 N. State Street Westerville, OH 43081	One story building purchased in 2000 and opened in 2001.

10.	Advantage Finance Main Street 141 S. Main Street Marion, OH 43302	Two story building purchased and opened in 2000.

11.	Operations Center 245 Tarhee Trail Upper Sandusky, OH 43351	One story building constructed and opened in 2006.
The Bank considers its physical properties to be in good operating condition (subject to reasonable wear and tear) and suitable for the purposes for which they are being used.
ITEM 3 — LEGAL PROCEEDINGS
There is no pending litigation, other than routine litigation incidental to the business of the Corporation, Bank, or Commercial Financial of a material nature involving or naming the Corporation, Bank, or Commercial Financial as a defendant. Furthermore, there are no material legal proceedings in which any director, officer or affiliate of the Corporation, or any security holder owning five percent of the Corporation’s common stock; or any associates of such persons is a party or has a material interest that is adverse to the Corporation, Bank,

13.

or Commercial Financial. None of the routine litigation in which the Corporation, Bank, or Commercial Financial is involved is expected to have a material adverse impact on the financial position or results of operations of the Corporation, Bank, or Commercial Financial.
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matter was submitted to a vote of security holders during the fourth quarter of 2007.
PART II
ITEM 5 — MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The information set forth under the heading “Shareholder Information” on page 41 of the Annual Report is incorporated herein by reference.
Issuer Purchases of Equity Securities
The following table reflects shares repurchased by the Corporation during the fourth quarter, 2007 as part of a program approved by the Corporation’s Board of Directors in June 2002. The Corporation has no publicly announced stock repurchase plans or programs.

				Maximum Number (or
			Total Number of	Approximate Dollar
	Total		Shares Purchased	Value) of Shares that
	Number	Average	as Part of Publicly	May Yet be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs
October 1, 2007 – October 31, 2007	-0-	n/a	-0-	23,548

November 1, 2007 – November 30, 2007	-0-	n/a	-0-	23,548

December 1, 2007 – December 31, 2007	-0-	n/a	-0-	23,548

Total	-0-	n/a	-0-	23,548
All shares are purchased in open-market transactions. The Board authorization allows the Corporation to annually repurchase up to 2% of the number of common shares outstanding as of the authorization date. The authorization contains no formal expiration date, but the Board of Directors is required to review the authorization no less than annually. On May 9, 2007, the Board of Directors adopted a resolution reducing the maximum number of shares which the Corporation may repurchase on a weekly basis from 580 shares to 290 shares, and to cease weekly repurchase activity effective September 30, 2007. However, the Board will continue to evaluate the situation and may re-implement weekly repurchases at some point in the future.
ITEM 6 — SELECTED FINANCIAL DATA
The information set forth under the heading “Comparative Summary of Selected Financial Data” on page 2 of the Annual Report is incorporated herein by reference.

14.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
The information set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 3 through 18, inclusive, of the Annual Report is incorporated herein by reference.
ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information set forth under the heading “Quantitative and Qualitative Disclosures about Market Risk” on page 18 of the Annual Report is incorporated herein by reference.
ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information contained in the consolidated financial statements and related notes and the report of independent registered public accounting firm thereon, on pages 21 through 41, inclusive, of the Annual Report is incorporated herein by reference.
ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no changes in or disagreements with the Corporation’s independent accountants on accounting and financial disclosures.
ITEM 9A — CONTROLS AND PROCEDURES
Commercial Bancshares, Inc. carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of December 31, 2007, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2007, in timely alerting them to material information required to be in the Corporation’s (including its consolidated subsidiaries) periodic SEC filings.
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Corporation. Under the supervision and with the participation of management, including our principal executive and principal financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, as required by paragraph (c) of §240.13a-15 of this chapter. Based on the evaluation under Internal Control – Integrated Framework, management concluded that the Corporation’s internal control over financial reporting was effective as of December 31, 2007. This annual report does not include an attestation report of the Corporation’s registered public accounting firm regarding internal control over financial accounting. Management’s report was not subject to attestation by the Corporation’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Corporation to provide only management’s report in this annual report.
There was no change in the Corporation’s internal control over financial reporting that occurred during the Corporations’ fiscal quarter ending December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
ITEM 9B — OTHER INFORMATION
None.

15.

PART III
ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Information concerning Directors and Executive Officers of the Corporation appears under the captions “Board and Committee Membership”, “Committees of the Board”, “Information relating to Nominees and other Directors”, “Executive Officers”, and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Corporation’s Definitive Proxy Statement dated April 2, 2008 for the Annual Meeting of Shareholders to be held on May 7, 2008 and is incorporated herein by reference.
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
ITEM 11 — EXECUTIVE COMPENSATION
Information concerning executive compensation appears, under the captions “Compensation”, “Summary Compensation Table”, “Outstanding Equity Awards at Fiscal Year and Year-End”, “Deferred Compensation Plan”, and “Employment Agreements” in the Corporation’s Definitive Proxy Statement dated April 2, 2008 for the Annual Meeting of Shareholders to be held on May 7, 2008 and is incorporated herein by reference.
ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information concerning security ownership of certain beneficial owners and management is contained under the captions “Voting Securities and Principal Holders Thereof”, “Information Relating to Nominees and other Directors”, and “Share Ownership of Management and Directors” in the Corporation’s Definitive Proxy Statement dated April 2, 2008 for the Annual Meeting of Shareholders to be held on May 7, 2008 and is incorporated herein by reference.
The following table includes information as of December 31, 2007 with respect to the 1997 Commercial Bancshares, Inc. Stock Option Plan, under which equity securities of the Corporation are authorized for issuance. Authorization to make new awards under this plan expired on January 1, 2007. The Corporation has no other compensation plans under which equity securities of the Corporation are authorized for issuance.

Number of securities
remaining available for
	Number of securities to be	Weighted-average	future issuance under
	issued upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column[a])
	(a)	(b)	(c)
Equity Compensation plans approved by security holders	16,328	$26.71	-0-

16.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Information concerning director independence and certain relationships and related transactions is contained under the caption “Director Independence and Related Party Transactions” in the Corporation’s Definitive Proxy Statement dated April 2, 2008 for the Annual Meeting of Shareholders to be held on May 7, 2008 and is incorporated herein by reference.
ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information concerning principal accountant fees and services is contained under the caption “Principal Accounting Firm Fees” of the Corporation’s Definitive Proxy Statement dated April 2, 2008 for the Annual Meeting of Shareholders to be held on May 7, 2008 and is incorporated herein by reference.
PART IV
ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following Consolidated Financial Statements and related Notes to Consolidated Financial Statements, together with the report of the Independent Registered Public Accounting Firm dated March 6, 2008 appear on pages 21 through 41 of the Commercial Bancshares, Inc. 2007 Annual Report and are incorporated herein by reference.
1.	Financial Statements

Consolidated Balance Sheets
December 31, 2007 and 2006

Consolidated Statements of Income for the Years Ended
December 31, 2007, 2006 and 2005

Consolidated Statements of Shareholders’ Equity for the Years Ended
December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements for the Years Ended
December 31, 2007, 2006 and 2005

Report of Independent Registered Public Accounting Firm

Financial statement schedules are omitted as they are not required or are not applicable or because the required information is included in the consolidated financial statements or notes thereto.
(b)	EXHIBITS

17.

Exhibit Number	Description of Document
3.1.a	Amended Articles of Incorporation of the Corporation (incorporated by reference to Registrant’s Form 8-K dated April 27, 1995)

3.1.b	Amendment to the Corporation’s Amended Articles of Incorporation to increase the number of shares authorized for issuance to 4,000,000 common shares, no par value (incorporated by reference to Appendix I to Registrant’s Definitive Proxy Statement filed March 13, 1997)

3.2	Code of Regulations of the Corporation (incorporated by reference to Registrant’s Form 8-K dated April 27, 1995)

4	Form of Certificate of Common Shares of the Corporation (incorporated by reference to Registrant’s Form 8-K dated April 27, 1995)

10.1	Commercial Bancshares, Inc. 1997 Stock Option Plan (incorporated by reference to Appendix II to our Proxy Statement, as filed with the SEC on Schedule 14A on March 13, 1997)

10.2	Commercial Bancshares, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 4.1 to our Registration Statement Form S-8, as filed with the SEC on March 17, 1999)

10.3	Executive Employment Contract with Robert E. Beach dated November 1, 2007 (incorporated by reference to Exhibit 10 to Registrant’s Form 8-K filed November 7, 2007)

10.4	Executive Employment Contract with Scott A. Oboy, dated June 8, 2005 (incorporated by reference to Exhibit 10.5 to Registrant’s Form 10-K filed March 31, 2006)

10.5	Confidential Separation Agreement and General Release with Philip W. Kinley, dated June 30, 2007

10.6	Commercial Bancshares Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-K filed March 31, 2005)

13	Annual Report to Shareholders for the Year Ended 2007

21	Subsidiaries of the Registrant

23	Consent of Plante & Moran, PLLC

31.1	Rule 13a-14a Certification (CEO)

31.2	Rule 131-14a Certification (CFO)

32.1	Section 1350 Certification (CEO)

32.2	Section 1350 Certification (CFO)
All of such previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-K. Such documents are available to shareholders without charge upon request from the Issuer.

18.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the under signed, thereunto duly authorized.

03/27/2008	COMMERCIAL BANCSHARES, INC.

Date

	By:	/s/ROBERT E. BEACH

Robert E. Beach, President and CEO
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 2008.

Signatures

/s/ROBERT E. BEACH

Robert E. Beach
President and Principal Executive Officer

/s/SCOTT A. OBOY

Scott A. Oboy
Executive Vice President and Chief Financial Officer

/s/MICHAEL A. SHOPE

Michael A. Shope
Director, Chairman of the Board

/s/STANLEY K. KINNETT

Stanley K. Kinnett
Director, Vice Chairman of the Board

/s/DANIEL E. BERG

Daniel E. Berg
Director

/s/J. WILLIAM BREMYER

J. William Bremyer
Director

/s/LYNN R. CHILD

Lynn R. Child
Director

/s/MARK DILLON

Mark Dillon
Director

/s/EDWIN G. EMERSON

Edwin G. Emerson
Director

/s/DEBORAH J. GRAFMILLER

Deborah J. Grafmiller
Director

/s/KURT D. KIMMEL

Kurt D. Kimmel
Director

/s/MICHAEL A. MASTRO

Michael A. Mastro
Director

/s/RICHARD SHEAFFER

Richard Sheaffer
Director

19.