Form 10-Q
period 2008-03-31
COMMERCIAL BANCSHARES INC \OH\
filed 2008-05-02
CIK 1009976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period ended March 31, 2008.
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
if Changed Since Last Report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
As of May 1, 2008, the last practicable date, there were 1,136,397 outstanding of the registrant’s common shares, no par value.

COMMERCIAL BANCSHARES, INC.

2.

COMMERCIAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(Amounts in thousands)	2008	2007
ASSETS
Cash and cash equivalents	$12,691	$4,956
Federal funds sold	120	1,588

Cash equivalents and federal funds sold	12,811	6,544

Securities available for sale	45,478	49,489
Total loans	190,731	194,539
Allowance for loan losses	(2,328)	(2,411)

Loans, net	188,403	192,128
Premises and equipment, net	8,652	8,688
Accrued interest receivable	1,312	1,250
Other assets	8,159	8,126

Total assets	$264,815	$266,225

LIABILITIES
Deposits
Noninterest-bearing demand	$22,792	$22,545
Interest-bearing demand	83,435	84,233
Savings and time deposits	93,940	93,529
Time deposits $100,000 and greater	33,469	38,204

Total deposits	233,636	238,511
FHLB advances	5,000	5,000
Other borrowed funds	2,800	—
Accrued interest payable	354	386
Other liabilities	1,741	1,062

Total liabilities	243,531	244,959

SHAREHOLDERS’ EQUITY
Common stock, no par value; 4,000,000 shares authorized, 1,178,938 shares issued in 2008 and 2007	11,249	11,233
Retained earnings	11,340	11,722
Deferred compensation plan shares; at cost, 20,540 shares in 2008, and 19,947 shares in 2007	(508)	(492)
Treasury stock; 42,541 shares in 2008 and 42,541 shares in 2007	(1,163)	(1,163)
Accumulated other comprehensive income (loss)	366	(34)

Total shareholders’ equity	21,284	21,266

Total liabilities and shareholders’ equity	$264,815	$266,225

See notes to the consolidated financial statements.

3.

COMMERCIAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
(Amounts in thousands, except per share data)	2008	2007
Interest income
Interest and fees on loans	$3,695	$3,776
Interest on securities:
Taxable	321	383
Nontaxable	204	196
Other interest income	7	93

Total interest income	4,227	4,448

Interest expense
Interest on deposits	1,777	2,051
Interest on borrowings	71	—

Total interest expense	1,848	2,051

Net interest income	2,379	2,397
Provision for loan losses	135	277

Net interest income after provision for loan losses	2,244	2,120

Noninterest income
Service fees and overdraft charges	435	353
Gain on sale of repossessed assets	11	23
Other income	147	115

Total noninterest income	593	491

Noninterest expense
Salaries and employee benefits	1,311	1,319
Premises & equipment	419	448
State taxes	100	103
Data processing	69	80
FDIC deposit insurance	17	17
Professional fees	226	152
Advertising & promotional	59	61
Loss on sale of repossessed assets	4	1
Amortization of intangibles	—	2
Other operating expense	391	442

Total noninterest expense	2,596	2,625

Income (loss) before income taxes	241	(14)
Income tax expense (credit)	1	(75)

Net income	$240	$61

Basic earnings per common share	$.21	$.05

Diluted earnings per common share	$.21	$.05

See notes to the consolidated financial statements.

4.

COMMERCIAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended
	March 31,
(Amounts in thousands, except per share data)	2008	2007
Balance at beginning of period	$21,266	$22,447

Comprehensive income
Net income	240	61
Change in net unrealized gain (loss) on securities available for sale, net of reclassification and tax effects	400	60

Total comprehensive income	640	121

Treasury stock purchased; -0- shares in 2008 and 7,490 shares in 2007	—	(204)

Stock-Based Compensation	—	1

Cumulative effect of change in accounting for postretirement obligations	(406)	—

Dividends paid ($.19 and $.19 per share in 2008 and 2007)	(216)	(218)

Balance at end of period	$21,284	$22,147

See notes to the consolidated financial statements.

5.

COMMERCIAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
	($in thousands)
Cash flows from operating activities
Net income	$240	$61
Adjustments	337	242

Net cash from operating activities	577	303

Cash flows from investing activities
Securities available for sale Purchases	—	(1,077)
Maturities and repayments	4,607	1,093
Net change in loans	3,558	7,849
Proceeds from sale of OREO and repossessed assets	42	111
Bank premises and equipment expenditures, net	(226)	(154)

Net cash from investing activities	7,981	7,822

Cash flows from financing activities
Net change in deposits	(4,875)	2,445
Increase in FHLB advances	5,000	—
Decrease in FHLB advances	(5,000)	—
Net change in federal funds purchased	2,800	—
Treasury shares purchased	—	(204)
Cash dividends paid	(216)	(218)

Net cash from financing activities	(2,291)	2,023

Net change in cash equivalents and federal funds sold	6,267	10,148

Cash equivalents and federal funds sold at beginning of period	6,544	10,818

Cash equivalents and federal funds sold at end of period	$12,811	$20,966

Supplemental disclosures
Cash paid for interest	$1,880	$2,068
Cash paid for income taxes	0	0
Non-cash transfer of loans to OREO and repossessed assets	33	236
See notes to the consolidated financial statements.

6.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation: The accompanying consolidated financial statements include the accounts of Commercial Bancshares, Inc. (the “Corporation”) and its wholly-owned subsidiaries, Commercial Financial and Insurance Agency, LTD (“Commercial Financial”) and The Commercial Savings Bank (the “Bank”). The Bank also owns a 49.9% interest in Beck Title Agency, Ltd., which is accounted for using the equity method of accounting. All significant inter-company balances and transactions have been eliminated in consolidation.
These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Corporation at March 31, 2008, and results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances but should be read in conjunction with the consolidated financial statements and related footnotes in the Corporation’s Annual Report for the year ended December 31, 2007.
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
Recent Accounting Pronouncements: In September 2006, the FASB ratified the Emerging Issues Task Force’s (EITF) Issue 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, which requires companies to recognize a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee extending to postretirement periods. The liability should be recognized based on the substantive agreement with the employee. This Issue is effective beginning January 1, 2008. The Issue can be applied as either a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, or a change in accounting principle through retrospective application to all periods. The impact to the Corporation upon adoption of Issue 06-4 reduced retained earnings by $406,000. Related Compensation cost for the quarter ended March 31, 2008 was $4,000.

7.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2 — EARNINGS PER SHARE
Weighted average shares used in determining basic and diluted earnings per share for the period ending March 31, are as follows:

	2008	2007
Weighted average shares outstanding during the period	1,136,397	1,147,401
Dilutive effect of exercisable stock options	99	1,911

Weighted average shares considering dilutive effect	1,136,496	1,149,312

There were 10,250 and 13,200 stock options that were not considered in computing diluted earnings per share because they were anti-dilutive at March 31, 2008 and 2007 respectively.
NOTE 3 — LOANS
Loans were as follows:

	March 31, 2008	December 31, 2007
	($ in thousands)
Commercial and other loans	$135,173	$138,957
Real estate loans	7,201	7,356
Construction loans	1,257	1,224
Home equity loans	19,289	19,160
Consumer loans	20,155	18,499
Indirect finance loans	7,656	9,343

Total loans	$190,731	$194,539

Total loans included loans to farmers for agricultural purposes of approximately $22,052,000 and $22,922,000 at March 31, 2008 and December 31, 2007 respectively.
The loan balances are net of $108,000 and $109,000 of deferred origination fees for March 31, 2008 and December 31, 2007, respectively. The balances are also net of $1,590,000 and $1,763,000 of unearned income for March 31, 2008 and December 31, 2007 respectively. The majority of which is due to loans previously held at Advantage Finance.
Activity in the allowance for loan losses for the three months ended March 31 was as follows:

	2008	2007
	($ in thousands)
Beginning balance	$2,411	$2,015
Provision for loan loss	135	277
Loans charged off	(288)	(354)
Recoveries of loans previously charged-off	70	38

Ending balance	$2,328	$1,976

Impaired loans were as follows:

	March 31, 2008	December 31, 2007
	($ in thousands)
Period-end loans with no allocated allowance	$3,534	$1,715
Period-end loans with allocated allowance	1,329	1,730

Total	$4,863	$3,445

Amount of allowance for loan loss allocated	$416	$436

8.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Nonperforming loans were as follows:

	March 31, 2008	December 31, 2007
	($ in thousands)
Loans past due over 90 days still on accrual	$0	$5
Nonaccrual loans	4,863	3,445
The impaired and nonperforming loans have been considered in management’s evaluation of the adequacy of the allowance for loan losses.
NOTE 4 — OTHER COMPREHENSIVE INCOME
Other comprehensive income for the three months ended March 31 was as follows:

	2008	2007
	($ in thousands)
Unrealized holding gains (losses) on securities available for sale	$606	$91
Less: Reclassification adjustment for losses (gains) recognized in income	—	—

Net unrealized holding gains (losses)	606	91
Tax effect	206	31

Other comprehensive income	$400	$60

NOTE 5 — FAIR VALUE MEASUREMENTS
The following tables present information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at March 31, 2008, and the valuation techniques used by the Corporation to determine those fair values.
In general, fair values determined by Level 1 inputs use quoted prices in active markets for identical assets or liabilities that the Corporation has the ability to access.
Fair values determined by Level 2 inputs use other inputs that are observable, either directly or indirectly. These Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and other inputs such as interest rates and yield curves that are observable at commonly quoted intervals.
Level 3 inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset or liability.
In instances where inputs used to measure fair value fall into different levels in the above fair value hierarchy, fair value measurements in their entirety are categorized based on the lowest level input that is significant to the valuation. The Corporation’s assessment of the significance of particular inputs to these fair value measurements requires judgment and considers factors specific to each asset or liability.
Disclosures concerning assets and liabilities measured at fair value are as follows:
Assets and Liabilities Measured at Fair Value on a Recurring Basis at March 31, 2008

Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable Inputs	Balance at
($ in thousands)	Assets (Level 1)	(Level 2)	(Level 3)	March 31, 2008
Assets-Securities available for sale	$25,630,039	$19,967,666	$—	$45,597,705
Liabilities	$—	$—	$—	$—

9.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Corporation also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis. At March 31, 2008, such assets consist primarily of impaired loans. The Corporation has estimated the fair values of these assets using Level 3 inputs, specifically discounted cash flow projections. During the quarter ended March 31, 2008, the impairment charges recorded to the income statement for impaired loans were not significant.
Impaired loans accounted for under FAS 114 categorized as Level 3 assets consist of non-homogeneous loans that are considered impaired. The Corporation estimates the fair value of the loans based on the present value of expected future cash flows using management’s best estimate of key assumptions. These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals).
Other assets, including bank-owned life insurance, are also subject to periodic impairment assessments under other accounting principles generally accepted in the United States of America. These assets are not considered financial instruments. Effective February 12, 2008, the FASB issued a staff position, FSP FAS 157-2, which delayed the applicability of FAS 157 to non-financial instruments. Accordingly, these assets have been omitted from the above disclosures.

10.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
The following discussion focuses on the consolidated financial condition of Commercial Bancshares, Inc. at March 31, 2008, compared to December 31, 2007, and the consolidated results of operations for the quarterly period ending March 31, 2008 compared to the same period in 2007. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements and related footnotes.
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
This quarterly discussion includes various tables to assist the reader. The Ending Balance table details the dollar and percent changes in ending balances for the current three-month period from year-end compared to the same period from the prior year. The Average Daily Balance table presents the dollar and percent changes for the current period compared to the same period from the prior year. The Yield Analysis table details the combination of changing portfolio balance mixes and the earning power behind the rates associated with those balances. Interest income, as presented in the yield analysis table, has been adjusted to a tax-equivalent basis using a 34% tax rate. Interest income from tax-exempt securities is further adjusted by the Tax Equity and Fiscal Responsibility Act (“TEFRA”) adjustment for the disallowance as a deduction of a portion of total interest expense related to the ratio of average tax-exempt securities to average total assets. This adjustment results in tax-exempt income and yields being presented on a basis comparable with income and yields from fully-taxable earning assets. The reader should be able to get a clearer picture of the Corporation’s overall performance by viewing these tables in conjunction with the consolidated financial statements.
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
FINANCIAL CONDITION
Total assets at March 31, 2008 were $264,815,000, a decrease of $1,410,000 from total assets of $266,225,000 at December 31, 2007, compared to an increase of $1,789,000 for the same period last year. This represents a 0.53% decrease for the current period versus an increase of 0.65% in 2007. Cash and federal funds sold totaled $12,811,000 at March 31, 2008, an increase of $6,267,000 or 95.77% from $6,544,000 at year-end 2007 compared to an increase of $10,148,000 or 93.81% during the same period last year. Securities available for sale totaled $45,478,000 at March 31, 2008, a decrease of $4,011,000 or 8.10% from $49,489,000 at December 31, 2007 compared to an increase of $30,000 or 0.06% during the same period in 2007. The decrease during 2008 was primarily due to scheduled calls of U.S. Government Agencies of $3,600,000 along with scheduled pay downs and prepayments of mortgage-backed securities. The increase during 2007 was primarily due to scheduled pay downs and prepayments of mortgage-backed securities being reinvested into tax-exempt securities.
Total portfolio loans at March 31, 2008 were $190,731,000, a decrease of $3,808,000 or 1.96% from $194,539,000 at year-end 2007 compared to a decrease of $8,392,000 or 4.32% for the same period last year. Commercial and agricultural loans of $135,173,000 decreased $3,784,000 from $138,957,000 at December 31, 2007 primarily due to the payoff of a commercial loan at the end of March 2008 with an approximate balance of $3,000,000. Commercial and agricultural loans decreased $4,319,000 or 3.17% during the same period in 2007. Loans previously held at Advantage Finance continue to run-off with a decrease of $1,686,000 during the first quarter in 2008 compared to a decrease of $3,094,000 during the first quarter in 2007. Home equity loans increased $129,000 from $19,160,000 at December 31, 2007 resulting from an equity campaign during the first quarter of 2008 compared to a decrease of $279,000

12.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
during the same period last year. Consumer loans increased $1,656,000 from $18,499,000 at year-end 2007 primarily due to the renewal of the Bank’s lending relationship with the Denver-based organization, Highland Financial, formerly Tatonka, where the Bank purchases horse trailer loan accounts on a national basis, compared to a decrease of $487,000 during the same period last year.
The allowance for loan losses is maintained at a level believed adequate by management to absorb probable credit losses inherent in the loan portfolio as of the balance sheet date. This allowance is based upon management’s periodic analysis of information available at that time. At March 31, 2008 the allowance for loan losses totaled $2,328,000, an increase of $83,000 from $2,411,000 at December 31, 2007 compared to a decrease of $39,000 during the same period a year ago. The ratio of the allowance to total loans was 1.22% at March 31, 2008 and 1.24% at December 31, 2007 compared to 1.06% and 1.04% at March 31, 2007 and December 31, 2006 respectively. The Corporation provided $135,000 to the allowance for loan losses during 2008 to maintain the balance at an adequate level following net charge-offs of $218,000. During the same three-month period in 2007, the Corporation provided $277,000 to the allowance for loan losses following net charge-offs of $316,000. The ratio of annualized net charge-offs to average loans outstanding at March 31, 2008 was 0.45% and 0.49% at December 31, 2007 compared to 0.67% and 0.56% at March 31, 2007 and December 31, 2006 respectively.
Total nonperforming loans, which includes loans 90 days or more past due and still accruing totaled $4,863,000 at March 31, 2008, an increase of $1,413,000 from total nonperforming loans of $3,450,000 at year-end 2007. The ratio of nonperforming loans to gross loans was 2.55% at March 31, 2008 and 1.77% at December 31, 2007 compared to 1.20% and 1.17% at March 31, 2007 and December 31, 2006 respectively. The related allowance for loan losses specified for impaired loans was $416,000 at March 31, 2008, a decrease of $20,000 from the specified allowance for impaired loans of $436,000 at year-end 2007. The Corporation recognizes income on impaired loans using the cash basis method. Interest income recognized on impaired loans during the three-month period ended March 31, 2008 totaled $14,000.
The Bank regularly evaluates the adequacy of the allowance for loan losses by considering various factors such as current loan ratings, historical losses, changes in the composition of the loan portfolio, overall quality, delinquency trends and current economic factors. The provision for loan losses is an estimate and the use of different estimates or assumptions could produce a different provision for loan losses. If negative trends and expectations of management do not materialize, the allowance may be relatively high to the actual performance of the loan portfolio which may lead to the reduction of future provisions. Conversely, if positive trends and expectations of management are unrealized, the provision for loan losses in the current period may be insufficient and may require increases to future provisions.
Other assets totaled $18,123,000 at March 31, 2008, an increase of $59,000 or 0.33% from other assets of $18,064,000 at year-end 2007 primarily due to an increase in accrued interest receivable resulting from semi-annual paying municipal securities. Other assets decreased $36,000 during the same period in 2007 primarily due to a decrease in fixed assets resulting from increased depreciation expense relating to the operations center. The allocation of depreciation expense is offset to accumulated depreciation thereby reducing the asset’s book value.
Total deposits of $233,636,000 decreased $4,875,000 or 2.04% from $238,511,000 at year-end 2007 compared to an increase of $2,445,000 or 0.98% for the same period last year. The decrease in deposits was primarily in large certificate of deposit balances with a decrease of $4,735,000 or 12.39% from December 31, 2007 with $1,088,000 of this decrease in brokered deposits. During the previous year the Bank experienced movement within its deposit composition as customers took advantage of the competitive market and transferred balances from lower-yielding demand deposit accounts or long-term certificate of deposit accounts to higher-yielding money market accounts and premium checking

13.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
accounts. Interest-bearing demand accounts grew $4,229,000 and money market accounts grew $538,000 while certificate of deposit accounts decreased $2,631,000 and noninterest-bearing demand deposit accounts decreased $137,000. The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates and competition. The Bank offers a variety of deposit accounts in an attempt to remain competitive and respond to changes in consumer demand. The Corporation has become more susceptible to short-term fluctuations in deposit flows as customers have become more interest rate conscious. The ability to attract and maintain these deposits and the rates paid on them has been and will continue to be significantly affected by market conditions.
Total shareholders’ equity of $21,284,000 increased $18,000 or 0.08% from $21,266,000 at December 31, 2007 compared to a decrease of $300,000 or 1.34% for the same period last year. The increase in shareholders’ equity reflects current earnings of $240,000, less dividends paid of $216,000, less an adjustment to retained earnings of $406,000 for the cumulative effect of a change in accounting for postretirement obligations plus an increase in the market value of securities available for sale, net of tax, of $400,000. The decrease in shareholders’ equity for the same period last year reflects current earnings of $61,000, less dividends paid of $218,000, less treasury stock purchases of $204,000, plus the increase in the market value of securities available for sale, net of tax, of $60,000. The Corporation paid a cash dividend for the first quarter of $0.19 per share. Total outstanding shares for the three-month period ended March 31, 2008 was 1,136,397. Total shareholders’ equity to total assets was 8.04% at March 31, 2008 and 7.99% at December 31, 2007 compared to 8.04% and 8.20% at March 31, 2007 and December 31, 2006 respectively.

	ENDING BALANCES AS OF THE DATE SHOWN
(in thousands)	03/31/08	12/31/07	$ Chg	% Chg	03/31/07	12/31/06	$ Chg	% Chg
Cash & fed funds	12,811	6,544	6,267	95.77	20,966	10,818	10,148	93.81
Securities AFS	45,478	49,489	(4,011)	(8.10)	51,803	51,773	30	0.06
Gross loans	190,731	194,539	(3,808)	(1.96)	186,030	194,422	(8,392)	(4.32)
Allowance for loan losses	(2,328)	(2,411)	83	(3.44)	(1,976)	(2,015)	39	(1.94)

Loans, net	188,403	192,128	(3,725)	(1.94)	184,054	192,407	(8,353)	(4.34)
Premises & equipment	8,652	8,688	(36)	(0.41)	9,332	9,502	(170)	(1.79)
Accrued interest receivable	1,312	1,250	62	4.96	1,431	1,329	102	7.67
Other assets	8,159	8,126	33	0.41	7,895	7,863	32	0.41

Total assets	264,815	266,225	(1,410)	(0.53)	275,481	273,692	1,789	0.65

Noninterest-bearing demand	22,792	22,545	247	1.10	21,927	22,064	(137)	(0.62)
Interest-bearing demand	83,435	84,233	(798)	(0.95)	90,928	86,161	4,767	5.53
Savings and time deposits	93,940	93,529	411	0.44	95,998	97,445	(1,447)	(1.48)
Time deposits of $100k	33,469	38,204	(4,735)	(12.39)	43,257	43,995	(738)	(1.68)

Total deposits	233,636	238,511	(4,875)	(2.04)	252,110	249,665	2,445	0.98
FHLB advances	5,000	5,000	—	0.00	—	—	—	0.00
Other borrowed funds	2,800	—	2,800	100.00	—	—	—	0.00
Accrued interest payable	354	386	(32)	(8.29)	381	398	(17)	(4.27)
Other liabilities	1,741	1,062	679	63.94	843	1,182	(339)	(28.68)

Total liabilities	243,531	244,959	(1,428)	(0.58)	253,334	251,245	2,089	0.83
Shareholders’ equity	21,284	21,266	18	0.08	22,147	22,447	(300)	(1.34)

Total liabilities & equity	264,815	266,225	(1,410)	(0.53)	275,481	273,692	1,789	0.65

During the first quarter of 2008 average assets of $268,274,000 decreased $4,759,000 or 1.74% from

14.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
average assets of $273,033,000 during the same period in 2007. Average balances in cash and federal funds sold of $8,613,000 decreased $5,948,000 or 40.85% from $14,561,000 a year ago primarily to help fund loan growth. Average securities available for sale of $48,377,000 decreased $3,556,000 or 6.85% in 2008 from $51,933,000 in 2007. The average balance of net loans increased $5,248,000 or 2.79% to $193,082,000 during 2008 from $187,834,000 in 2007. Commercial and agricultural loans increased an average of $5,989,000, horse trailer loans increased an average of $4,408,000, local indirect loans increased an average of $3,085,000 and home equity loans increased an average of $1,686,000 offset by an average decrease of $9,049,000 in the planned run-off of loans previously held at Advantage Finance, an average decrease of $511,000 in real estate loans and an average increase of $360,000 in the allowance for loan losses.
Average liabilities of $246,817,000 for the current period decreased $3,873,000 or 1.54% from average liabilities of $250,690,000 a year ago. This decease is primarily due to a decrease in certificate of deposit average balances of $11,719,000, the majority of which were in brokered deposits, offset with an increase in average borrowings of $8,438,000 as maturing balances in deposit accounts were replaced with borrowings to fund loan growth. Average shareholders’ equity of $21,457,000 decreased $886,000 or 3.97% from $22,343,000 the prior year.
AVERAGE DAILY BALANCES
For the periods shown

	Three Months Ended March 31
(Dollars in thousands)	2008	2007	$ Chg	% Chg
Cash & fed funds	8,613	14,561	(5,948)	(40.85)
Securities AFS	48,377	51,933	(3,556)	(6.85)
Gross loans	195,447	189,839	5,608	2.95
Allowance for loan losses	(2,365)	(2,005)	(360)	17.96

Loans, net	193,082	187,834	5,248	2.79
Premises & equipment	8,742	9,408	(666)	(7.08)
Accrued interest receivable	1,341	1,460	(119)	(8.15)
Other assets	8,119	7,837	282	3.60

Total assets	268,274	273,033	(4,759)	(1.74)

Noninterest-bearing demand	22,648	21,570	1,078	5.00
Interest-bearing demand	84,126	87,062	(2,936)	(3.37)
Savings and time deposits	93,450	97,267	(3,817)	(3.92)
Time deposits of $100k	35,814	43,386	(7,572)	(17.45)

Total deposits	236,038	249,285	(13,247)	(5.31)
FHLB advances	7,703	—	7,703	100.00
Other borrowed funds	735	—	735	100.00
Accrued interest payable	417	454	(37)	(8.15)
Other liabilities	1,924	951	973	102.31

Total liabilities	246,817	250,690	(3,873)	(1.54)

Shareholders’ equity	21,457	22,343	(886)	(3.97)

Total liabilities & equity	268,274	273,033	(4,759)	(1.74)

15.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
The Corporation ended the first quarter with net income before taxes of $241,000, an increase of $255,000 from the same period in 2007 primarily due to a decrease in provision expense along with an increase in non-interest income and a slight decrease in non-interest expense. Net income after tax totaled $240,000 for the first quarter 2008, an increase of $179,000 from $61,000 during the first quarter 2007. Basic and diluted earnings per share increased $0.16 to $0.21 per share for the first quarter ended March 31, 2008. The following discussion details the contributing factors influencing these operating results.
CONSOLIDATED STATEMENTS OF INCOME
For the periods shown

	Three Months Ended March 31
(Dollars in thousands)	2008	2007	$ Chg	% Chg
Interest and fees on loans	3,695	3,776	(81)	(2.15)
Taxable interest on securities	321	383	(62)	(16.19)
Tax-free interest on securities	204	196	8	4.08
Other interest income	7	93	(86)	(92.47)

Total interest income	4,227	4,448	(221)	(4.97)

Interest on deposits	1,777	2,051	(274)	(13.36)
Interest on borrowings	71	—	71	100.00

Total interest expense	1,848	2,051	(203)	(9.90)

Net interest income	2,379	2,397	(18)	(0.75)
Provision for loan losses	135	277	(142)	(51.26)

Net interest after PLL	2,244	2,120	124	5.85

Service and overdraft fees	435	353	82	23.23
Gains on repossessed assets	11	23	(12)	(52.17)
Other income	147	115	32	27.83

Total other income	593	491	102	20.77

Salaries and employee benefits	1,311	1,319	(8)	(0.61)
Premises & equipment	419	448	(29)	(6.47)
State taxes	100	103	(3)	(2.91)
Data processing	69	80	(11)	(13.75)
FDIC deposit insurance	17	17	—	0.00
Professional fees	226	152	74	48.68
Advertising & Promotional	59	61	(2)	(3.28)
Loss on the sale of repossessed assets	4	1	3	300.00
Amortization of intangibles	—	2	(2)	(100.00)
Other operating expense	391	442	(51)	(11.54)

Total other expense	2,596	2,625	(29)	(1.10)

Income before taxes	241	(14)	255	(1821.43)
Income taxes	1	(75)	76	(101.33)

Net income	240	61	179	293.44

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
Interest income for the first quarter of 2008 was $4,227,000 compared to $4,448,000 in the first quarter of 2007, a decrease of $221,000 or 4.97%. This decrease is due primarily to the decrease in the average yield earned on loans during the current quarter from the average yield earned in 2007. The average balance of net loans increased $5,248,000 or 2.79% from the same period in 2007. However, the average yield on loans decreased 45 basis points to 7.70% during 2008 from 8.15% in 2007. Average securities available for sale of $48,377,000 in 2008 decreased $3,556,000 or 6.85% from $51,933,000 in 2007 while the average yield increased 4 basis points to 5.19% in 2008 from 5.15% in 2007. Interest income, on a fully-taxable equivalent basis, totaled $4,327,000 a decrease of $207,000 or 4.57% from $4,534,000 in 2007.
Interest expense for the first quarter of 2008 was $1,848,000, a decrease of $203,000 or 9.90% from $2,051,000 in 2007. Average interest-bearing deposit balances of $213,390,000 decreased $14,325,000 or 6.29% from $227,715,000 in 2007 along with a decrease of 30 basis points in the average rate paid on outstanding balances offset by an increase of $8,438,000 in borrowed funds with an average rate paid of 3.39% during 2008.
Net interest income, on a fully-taxable equivalent basis, totaled $2,479,000 for the three-month period ended March 31, 2008 compared to $2,483,000 in 2007, a decrease of $4,000 or 0.16%. The Corporation’s net interest margin on a fully-taxable equivalent basis increased 3 basis points to 4.11% for the three-month period ended March 31, 2008 from 4.08% in 2007.
Provisions made to the loan loss reserve during 2008 totaled $135,000, a decrease of $142,000 or 51.26% from $277,000 during 2007 primarily resulting from a decline in outstanding loan balances and a decrease in net charge-offs from the prior year. Net charge-offs during 2008 totaled $218,000 and were comprised of the following loan types, 35.32% in Advantage Finance loans, 33.03% in commercial and agricultural loans, 20.18% in consumer loans with real estate loans making up the remaining 11.47%. Net charge-offs during 2007 totaled $316,000 and were comprised of the following loan types, 62.66% in Advantage Finance loans, 36.08% in commercial and agricultural loans with real estate loans making up the remaining 1.26%. Management determines the adequacy of the allowance for loan losses through its analysis of specific problem loans and historical charge-off experience in addition to its evaluation of local and national economic conditions. The Corporation believes the current balance in the allowance for loan losses is sufficient to cover probable identified losses in the loan portfolio.
Non-interest income during 2008 totaled $593,000, an increase of $102,000 or 20.77% from non-interest income of $491,000 during 2007. The increase in non-interest income is primarily due to an increase of $82,000 in service and overdraft fees resulting from the implementation of the Bank’s overdraft protection program during the second quarter of 2007.

17.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Yield Analysis
The following table provides an analysis of the average balances, yields and rates on interest-earning assets and interest-bearing liabilities.

	Three Months Ended March 31,
	2008			2007
	Average		Average	Average	Average
	balance	Interest	yield/rate	balance	Interest	yield/rate
	(Dollars in thousands)
Federal funds invested	$930	$7	3.01%	$7,140	$93	5.24%
Securities (1)	48,377	625	5.19	51,933	665	5.15
Loans (2)	193,082	3,695	7.70	187,834	3,776	8.15

Total interest-earning assets	242,389	4,327	7.18	246,907	4,534	7.45
Other assets	25,885			26,126

Total assets	$268,274			$273,033

Interest-bearing deposits	$213,390	1,777	3.35%	$227,715	2,051	3.65%
Borrowed funds	8,438	71	3.39	—	—	0.00

Total interest-bearing deposits and borrowings	$221,828	1,848	3.35	$227,715	2,051	3.65
Noninterest-bearing demand deposits	22,648			21,570
Other liabilities	2,341			1,405
Shareholders’ equity	21,457			22,343

Total liabilities and shareholders’ equity	$268,274			$273,033

Net interest income		$2,479			$2,483

Interest rate spread			3.83%			3.80%
Net interest margin (3)			4.11%			4.08%

(1)	Average yields on all securities have been computed based on amortized cost. Income on tax-exempt securities has been computed on a fully taxable equivalent basis using a 34% tax rate and a 20% disallowance of interest expense deductibility under TEFRA rules. The amount of such adjustment was $100,000 and $86,000 for 2008 and 2007, respectively.

(2)	Average balance is net of deferred loan fees of $108,000 and $142,000 for 2008 and 2007 respectively, as well as $1,590,000 and $3,231,000 of unearned income for the same years.

(3)	Net interest income as a percentage of average interest-earning assets.
Non-interest expense during 2008 totaled $2,596,000, a decrease of $29,000 or 1.10% from $2,625,000 in 2007. The following discussion highlights the significant changes in noninterest expense.

18.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Personnel expense of $1,311,000 decreased $8,000 or 0.61% in 2008 from $1,319,000 in 2007 primarily due to a decrease in salaries and related payroll taxes. To combat rising employee compensation costs the Corporation contracted a firm to conduct a bank wide performance evaluation during the first quarter of 2008. Salary and merit increases as well as most incentive plans were frozen for 2008 pending the outcome of this evaluation.
On April 16, 2008, the Company announced a reduction in staffing. This action was taken after performing a thorough assessment of the Bank with the assistance of outside management consultants. The reduction in force was implemented to improve the Bank’s overall efficiency and profitability. These actions follow staff reductions that have occurred over the past six months through retirement and other voluntary departures by employees. The total projected annualized savings for all of the staff reductions are approximately $770,000, while the total additional costs to be incurred in connection with the staff reductions are projected to be approximately $68,000. For more information please see the 8-K filed by the Corporation on April 16, 2008.
Premises and equipment expense of $419,000 during 2008 decreased $29,000 or 6.47% from $448,000 in 2007 primarily due to a decrease in depreciation expense on existing computer equipment. Data processing fees totaled $69,000 for the three-month period ended March 31, 2008, a decrease of $11,000 from the same period in 2007. Data processing expense was expected to decrease once the operations center was completed and the Bank began its own processing in-house. As projected, this expense has been steadily declining since mid-year 2006.
Professional fees represent legal, audit and outside consulting fees paid by the Corporation. Professional fees totaled $226,000 for the first quarter of 2008 an increase of $74,000 from $152,000 in 2007 primarily resulting from the bank wide performance study conducted during the first quarter 2008 along with legal and consulting services used to assist with various projects.
Other operating expense totaled $391,000 during the first quarter of 2008, a decrease of $51,000 or 11.54% from $442,000 in 2007. The most significant decreases were in recovery and collection fee expense of $22,000, along with decreased expenses in office supplies and equipment, forms production and postage expense.
The Corporation ended the first quarter with a net gain before taxes of $241,000, an increase of $255,000 from the same period in 2007 primarily due to a decrease in provision expense along with an increase in non-interest income and a slight decrease in non-interest expense. Net income after tax totaled $240,000 for the first quarter of 2008, an increase of $179,000 from $61,000 during the first quarter of 2007.

19.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The Company has certain obligations and commitments to make future payments under contracts. At March 31, 2008, the aggregate contractual obligations and commitments are:
Contractual obligations

	Payments Due by Period
		Less Than	1-3	3-5	After
(In thousands)	Total	One Year	Years	Years	5 Years
Time deposits and certificates of deposit	$111,595	$84,503	$23,610	$3,331	$151
Borrowed funds	7,800	7,800	—	—	—

Total	$119,395	$92,303	$23,610	$3,331	$151

Other commitments

	Amount of Commitment – Expiration by Period
		Less Than	1-3	3-5	After
(In thousands)	Total	One Year	Years	Years	5 Years
Commitments to extend commercial credit	$14,772	$11,776	$1,617	$51	$1,328
Commitments to extend consumer credit	12,000	819	415	1,652	9,114
Standby letters of credit	262	262	—	—	—

Total	$27,034	$12,857	$2,032	$1,703	$10,442

Items listed under “Contractual obligations” represent standard bank financing activity under normal terms and practices. Such funds normally roll-over or are replaced by like items depending on then-current financing needs. Items shown under “Other commitments” also represent standard bank activity, but for extending credit to bank customers. Commercial credits generally represent lines of credit or approved loans with drawable funds still available under the contract terms. On an on-going basis, about half of these amounts are expected to be drawn. Consumer credits generally represent amounts drawable under revolving home equity lines or credit card programs. Such amounts are usually deemed less likely to be drawn upon in total as consumers tend not to draw down all amounts on such lines. Utilization rates tend to be fairly constant over time. Standby letters of credit represent guarantees to finance specific projects whose primary source of financing come from other sources. In the unlikely event of the other source’s failure to provide sufficient financing, the bank would be called upon to fill the need. The bank is also continually engaged in the process of approving new loans in a bidding competition with other banks. Terms of possible new loans are approved by management and Board committees, with caveats and possible counter terms made to the applicant customers. Those customers may accept those terms, make a counter proposal, or accept terms from a competitor. These

20.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
loans are not yet under contract, but offers have been tendered, and would be required to be funded if accepted. Such agreements represent approximately $2,642,000 at March 31, 2008, in varying maturity terms.
LIQUIDITY AND CAPITAL RESOURCES
The Corporation’s liquidity, primarily represented by cash equivalents and federal funds sold, is a result of its operating, investing and financing activities, which are summarized in the Condensed Consolidated Statements of Cash Flows. Primary sources of funds are deposits, prepayments and maturities of outstanding loans and securities. While scheduled payments from the amortization of loans and securities are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Funds are primarily used to meet ongoing commitments, satisfy operational expenses, pay maturing certificates of deposit and savings withdrawals and fund loan demand with excess funds invested in short-term interest-earning assets. Additional funds are generated through Federal Home Loan Bank advances and overnight borrowings. The Corporation’s liquidity ratio at March 31, 2008 was 8.94% compared to 7.7% at year-end 2007. Management believes that its sources of liquidity are adequate to meet the needs of the Corporation.
Net cash flows resulted in an increase of $6,267,000 in cash equivalents and federal funds sold since December 31, 2007. This increase is primarily due to maturities and repayments from securities available for sale of $4,607,000, loan maturities and repayments of $3,558,000 and overnight borrowing of $2,800,000 offset by a decline in deposit balances of $4,875,000. Cash equivalents and federal funds sold increased $10,148,000 during the same period in 2007 primarily due to loan maturities and repayments of $7,849,000 and an increase in deposit balances of $2,445,000.
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
The Bank’s leverage and risk-based capital ratios as of March 31, 2008 were 7.7% and 11.0% respectively, compared to leverage and risk-based capital ratios of 7.9% and 11.1% respectively, at year-end 2007. The Bank exceeded minimum regulatory requirements to be considered well-capitalized for both periods. Should it become necessary to raise capital to expand the activities of the Corporation, there are sufficient un-issued shares to effect a merger, or solicit new investors.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
A significant market risk to which the Corporation is exposed is interest rate risk. The business of the Corporation and the composition of its balance sheet consist of investments in interest-earning assets (primarily loans and securities), which are funded by interest-bearing liabilities (deposits and

21.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
borrowings). These financial instruments have varying levels of sensitivity to changes in the market rates of interest, resulting in market risk. Interest rate risk is managed regularly through the Corporation’s Asset/Liability Management Committee (ALCO). The two primary methods to monitor and manage interest rate risk are rate-sensitivity gap analysis and review of the effects of various interest rate shock scenarios. Based upon ALCO’s review, there has been no significant change in the interest rate risk of the Corporation since year-end 2007. (See Quantitative and Qualitative Disclosures about Market Risk contained in the Annual Report to Shareholders for the year ended December 31, 2007.)
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
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

22.

COMMERCIAL BANCSHARES, INC.
FORM 10-Q
Quarter ended March 31, 2008
PART II — OTHER INFORMATION
Item 1 — Legal Proceedings:
There are no matters required to be reported under this item.
Item 1A — Risk Factors
There have been no material changes from risk factors as previously disclosed in Part I, Item 1.A. of Commercial Bancshares, Inc.’s 10-K filed on March 31, 2008.
Item 2 — Unregistered Sales of Securities and Use of Proceeds:
The following table reflects shares repurchased by the Corporation during the quarter ended March 31, 2008. These shares were purchased as part of a program approved by the Corporation’s Board of Directors in June 2002. The Corporation has no publicly announced stock repurchase plans or programs.

			Total Number of
		Average	Shares	Maximum Number
	Total	Price	Purchased as	of Shares that May
	Number	Paid	Part of Publicly	Yet be Purchased
	of Shares	per	Announced Plans	Under the Plan
Period	Purchased	Share	or Programs	or Programs

1/1/08 - 1/31/08	-0-	n/a	-0-	23,548
2/1/08 - 2/29/08	-0-	n/a	-0-	23,548
3/1/08 - 3/31/08	-0-	n/a	-0-	23,548
Total	-0-	n/a	-0-	23,548
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

The Company issued 593 shares totaling $15,779 under the Commercial Savings Bank Deferred Compensation Plan, a nonqualified deferred compensation plan, to various members of the Board during the three-month period ended March 31, 2008. These transactions were not registered, but were made in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933.
Item 3 — Defaults upon Senior Securities:
There are no matters required to be reported under this item.

23.

COMMERCIAL BANCSHARES, INC.
Item 4 — Submission of Matters to a Vote of Security Holders:
There are no matters required to be reported under this item.
Item 5 — Other Information:
There are no matters required to be reported under this item.
Item 6 — Exhibits:

Exhibit Number	Description of Document

3.1.a.	Amended Articles of Incorporation of the Corporation (incorporated by reference to Registrant’s Form 8-K dated April 27, 1995)

3.1.b.	Amendment to the Corporation’s Amended Articles of Incorporation to increase the number of shares authorized for issuance to 4,000,000 common shares, no par value (incorporated by reference to Appendix I to Registrant’s Definitive Proxy Statement filed March 13, 1997)

3.2	Code of Regulations of the Corporation (incorporated by reference to Registrant’s Form 8-K dated April 27, 1995)

4	Form of Certificate of Common Shares of the Corporation (incorporated by reference to Registrant’s Form 8-K dated April 27, 1995)

10	Executive Employment Contract between Commercial Savings Bank and Steven M. Strine, dated as of March 3, 2008 (incorporated by reference to Registrant’s Form 8-K dated March 3, 2008)

11	Statement re computation of per share earnings (reference is hereby made to Note 2 to the Consolidated Financial Statements on page 8 hereof)

31.1	Certification by CEO Pursuant to Sarbanes Oxley Section 302

31.2	Certification by CFO Pursuant to Sarbanes Oxley Section 302

32.1	Certification by CEO Pursuant to Sarbanes Oxley Section 906

32.2	Certification by CFO Pursuant to Sarbanes Oxley Section 906

24.

COMMERCIAL BANCSHARES, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL BANCSHARES, INC.
(Registrant)

Date:	05/01/2008	/s/ Robert E. Beach
(Signature)
Robert E. Beach
President and Chief Executive Officer

Date:	05/01/2008	/s/ Scott A. Oboy
(Signature)
Scott A. Oboy
Executive Vice President and Chief Financial Officer

25.