Form 10-Q
period 2008-06-30
COMMERCIAL BANCSHARES INC \OH\
filed 2008-08-13
CIK 1009976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period ended June 30, 2008.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 11, 2008, the last practicable date, there were 1,136,397 outstanding of the registrant’s common shares, no par value.

COMMERCIAL BANCSHARES, INC.

2.

COMMERCIAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(Amounts in thousands)	2008	2007
ASSETS
Cash and cash equivalents	$8,233	$4,956
Federal funds sold	61	1,588

Cash equivalents and federal funds sold	8,294	6,544

Securities available for sale	41,795	49,489
Total loans	193,181	194,539
Allowance for loan losses	(2,425)	(2,411)

Loans, net	190,756	192,128
Premises and equipment, net	8,421	8,688
Accrued interest receivable	944	1,250
Other assets	8,717	8,126

Total assets	$258,927	$266,225

LIABILITIES
Deposits
Noninterest-bearing demand	$21,659	$22,545
Interest-bearing demand	81,128	84,233
Savings and time deposits	92,465	93,529
Time deposits $100,000 and greater	32,688	38,204

Total deposits	227,940	238,511
FHLB advances	5,000	5,000
Other borrowed funds	3,120	—
Accrued interest payable	291	386
Other liabilities	1,675	1,062

Total liabilities	238,026	244,959

SHAREHOLDERS’ EQUITY
Common stock, no par value: 4,000,000 shares authorized, 1,178,938 shares issued in 2008 and 2007	11,265	11,233
Retained earnings	11,504	11,722
Deferred compensation plan shares: at cost, 20,831 and 19,947 shares in 2008 and 2007	(523)	(492)
Treasury stock: 42,541 in 2008 and 42,541 shares in 2007	(1,163)	(1,163)
Accumulated other comprehensive loss	(182)	(34)

Total shareholders’ equity	20,901	21,266

Total liabilities and shareholders’ equity	$258,927	$266,225

See notes to the consolidated financial statements.

3.

COMMERCIAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME(LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except per share data)	2008	2007	2008	2007
Interest income
Interest and fees on loans	$3,608	$3,835	$7,303	$7,611
Interest on securities:
Taxable	268	368	588	750
Nontaxable	204	203	408	399
Other interest income	6	75	14	168

Total interest income	4,086	4,481	8,313	8,928

Interest expense
Interest on deposits	1,458	2,080	3,234	4,130
Interest on borrowings	28	—	99	—

Total interest expense	1,486	2,080	3,333	4,130

Net interest income	2,600	2,401	4,980	4,798
Provision for loan losses	220	435	355	712

Net interest income after provision for loan losses	2,380	1,966	4,625	4,086

Noninterest income
Service fees and overdraft charges	487	479	923	833
Gains on sale of repossessed assets	6	19	17	42
Other income	126	162	273	277

Total noninterest income	619	660	1,213	1,152

Noninterest expense
Salaries and employee benefits	1,337	1,566	2,648	2,885
Premises and equipment	380	433	799	881
State taxes	104	108	205	211
Data processing	66	85	135	166
FDIC deposit insurance	17	17	35	34
Professional fees	155	158	380	310
Advertising and promotional	55	66	114	126
Loss on sale of repossessed assets	—	45	4	46
Amortization of intangibles	—	2	—	4
Other operating expense	433	518	825	960

Total noninterest expense	2,547	2,998	5,145	5,623

Income(loss) before income taxes	452	(372)	693	(385)
Income tax expense(credit)	73	(203)	74	(277)

Net income(loss)	$379	$(169)	$619	$(108)

Basic earnings(loss) per common share	$.33	$(.15)	$.54	$(.09)

Diluted earnings(loss) per common share	$.33	$(.15)	$.54	$(.09)

See notes to the consolidated financial statements.

4.

COMMERCIAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended
	June 30,
	2008	2007
Balance at beginning of period	$21,284	$22,147

Comprehensive income:
Net income(loss)	379	(169)
Change in net unrealized gain(loss) on securities available for sale, net of reclassification and tax effects	(547)	(504)

Total comprehensive income	(168)	(673)

Treasury stock purchased:
0 shares in 2008 and 5,510 shares in 2007	—	(150)

Stock-based compensation	1	1

Treasury stock reissued for deferred compensation plan;
0 shares in 2008 and 381 shares in 2007	—	10

Dividends paid ($.19 and $.19 per share in 2008 and 2007)	(216)	(216)

Balance at end of period	$20,901	$21,119

	Six Months Ended
	June 30,
	2008	2007
Balance at beginning of period	$21,266	$22,447

Comprehensive income:
Net income(loss)	619	(108)
Change in net unrealized gain(loss) on securities available for sale, net of reclassification and tax effects	(148)	(444)

Total comprehensive income	471	(552)

Treasury stock purchased:
0 shares in 2008 and 13,000 shares in 2007	—	(354)

Stock-based compensation	2	2

Cumulative effect of change in accounting for postretirement obligations	(406)	—

Treasury stock reissued for deferred compensation plan:
0 shares in 2008 and 381 shares in 2007	—	10

Dividends paid ($.38 and $.38 per share in 2008 and 2007)	(432)	(434)

Balance at end of period	$21,901	$21,119

See notes to the consolidated financial statements.

5.

COMMERCIAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities
Net income(loss)	$619	$(108)
Adjustments	889	1,028

Net cash from operating activities	1,508	920

Cash flows from investing activities
Securities available for sale
Purchases	(150)	(1,537)
Maturities and repayments	7,611	2,270
Net change in loans	868	9,181
Proceeds from sale of OREO and repossessed assets	49	314
Bank premises and equipment expenditures, net	(253)	(234)

Net cash from investing activities	8,125	9,994

Cash flows from financing activities
Net change in deposits	(10,571)	(6,588)
Increase in FHLB advances	10,000	—
Decrease in FHLB advances	(10,000)	—
Net change in federal funds purchased	3,120	—
Treasury shares purchased	—	(354)
Treasury shares reissued for stock options	—	10
Cash dividends paid	(432)	(434)

Net cash from financing activities	(7,883)	(7,366)

Net change in cash equivalents and federal funds sold	1,750	3,548

Cash equivalents and federal funds sold at beginning of period	6,544	10,818

Cash equivalents and federal funds sold at end of period	$8,294	$14,366

Supplemental disclosures
Cash paid for interest	$3,429	$4,148
Cash paid for income taxes	—	—
Non-cash transfer of loans to OREO and repossessed assets	149	341
See notes to the consolidated financial statements.

6.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation: The accompanying consolidated financial statements include the accounts of Commercial Bancshares, Inc. (the “Corporation”) and its wholly owned subsidiaries, Commercial Financial and Insurance Agency, LTD (“Commercial Financial”) and The Commercial Savings Bank (the “Bank”). The Bank also owns a 49.9% interest in Beck Title Agency, Ltd., which is accounted for by using the equity method of accounting. All significant inter-company balances and transactions have been eliminated in consolidation.
These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Corporation at June 30, 2008, and results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances but should be read in conjunction with the consolidated financial statements and related footnotes included in the Corporation’s Annual Report for the year ended December 31, 2007.
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

7.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NOTE 2 — EARNINGS PER SHARE
Weighted average shares used in determining basic and diluted earnings per share for the three months ended June 30, are as follows:

	2008	2007
Weighted average shares outstanding during the period	1,136,397	1,140,746
Dilutive effect of exercisable stock options	71	—

Weighted average shares considering dilutive effect	1,136,468	1,140,746

Weighted average shares used in determining basic and diluted earnings per share for the six months ended June 30, are as follows:

	2008	2007
Weighted average shares outstanding during the period	1,136,397	1,144,055
Dilutive effect of exercisable stock options	78	—

Weighted average shares considering dilutive effect	1,136,475	1,144,055

For the three and six month periods ended June 30, 2008, 14,722 stock options were not included in the calculation of earnings per share as their effect would have been anti-dilutive. For the three and six-month periods ended June 30, 2007, no dilution exists due to the Corporation’s net loss position.
NOTE 3 — LOANS
Loans were as follows:

	June 30, 2008	December 31, 2007
	($ in thousands)
Commercial and agriculture loans	$136,606	$138,957
Residential real estate loans	7,080	7,356
Residential construction loans	1,470	1,224
Home equity loans	20,416	19,160
Consumer loans	21,462	18,499
Consumer finance loans	6,147	9,343

Total loans	$193,181	$194,539

Included in total loans are loans to farmers for agricultural purposes of approximately $21,576,000 and $22,922,000 at June 30, 2008 and December 31, 2007 respectively.
Loan balances are reported net of deferred origination fees of $93,000 and $109,000 for June 30, 2008 and December 31, 2007 respectively. The balances are also net of $1,131,000 and $1,763,000 of unearned income for June 30, 2008 and December 31, 2007, respectively, the majority of which is due to loans previously held at Advantage Finance.
Activity in the allowance for loan losses for the three months ended June 30 was as follows:

	2008	2007
	($ in thousands)
Beginning balance	$2,328	$1,976
Provision for loan loss	220	435
Loans charged off	(170)	(512)
Recoveries of loans previously charged-off	47	30

Ending balance	$2,425	$1,929

8.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NOTE 3 — LOANS (Continued)
Activity in the allowance for loan losses for the six months ended June 30 was as follows:

	2008	2007
	($ in thousands)
Beginning balance	$2,411	$2,015
Provision for loan loss	355	712
Loans charged off	(458)	(866)
Recoveries of loans previously charged-off	117	68

Ending balance	$2,425	$1,929

Impaired loans were as follows:

	June 30, 2008	December 31, 2007
	($ in thousands)
Period-end loans with no allocated allowance	$3,517	$1,715
Period-end loans with allocated allowance	1,267	1,730

Total	$4,784	$3,445

Amount of allowance for loan loss allocated	$422	$436
Nonperforming loans were as follows:

	June 30, 2008	December 31, 2007
	($ in thousands)
Loans past due over 90 days still on accrual	$0	$5
Nonaccrual loans	4,784	3,445
The impaired and nonperforming loans have been considered in management’s evaluation of the adequacy of the allowance for loan losses.
NOTE 4 — OTHER COMPREHENSIVE INCOME
Other comprehensive income for the three months ended June 30 was as follows:

	2008	2007
	($ in thousands)
Unrealized holding gains(losses) on securities available for sale	$(829)	$(763)
Less: Reclassification adjustment for losses(gains) recognized in income	—	—

Net unrealized holding gains(losses)	(829)	(763)
Tax effect	(282)	(259)

Other comprehensive income	$(547)	$(504)

Other comprehensive income for the six months ended June 30 was as follows:

	2008	2007
	($ in thousands)
Unrealized holding gains(losses) on securities available for sale	$(224)	$(672)
Less: Reclassification adjustment for losses(gains) recognized in income	—	—

Net unrealized holding gains(losses)	(224)	(672)
Tax effect	(76)	(228)

Other comprehensive income	$(148)	$(444)

9.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NOTE 5 — FAIR VALUE MEASUREMENTS
The following table presents information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at June 30, 2008, and the valuation techniques used by the Corporation to determine those fair values.
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
Disclosures concerning assets and liabilities measured at fair value are as follows:
Assets and Liabilities Measured at Fair Value on a Recurring Basis at June 30, 2008:

	Quoted Prices in		Significant
	Active Markets	Significant Other	Unobservable
	for Identical	Observable Inputs	Inputs	Balance at
($ in thousands)	Assets (Level 1)	(Level 2)	(Level 3)	June 30, 2008
Assets-Securities available for sale	$22,239	$19,616	$—	$41,795
Liabilities	$—	$—	$—	$—
The Corporation also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis. At June 30, 2008, such assets consist primarily of impaired loans. The Corporation has estimated the fair values of these assets using Level 3 inputs, specifically discounted cash flow projections. During the quarter ended June 30, 2008, the impairment charges recorded to the income statement for impaired loans were not significant.
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
The following discussion focuses on the consolidated financial condition of Commercial Bancshares, Inc. at June 30, 2008, compared to December 31, 2007, and the consolidated results of operations for the quarterly and six-month periods ending June 30, 2008 compared to the same periods in 2007. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements and related footnotes.
The Corporation recorded net income of $379,000 and $619,000 for the three and six-month periods ended June 30, 2008 compared to net losses of $169,000 and $108,000 for the same respective periods in 2007. The Corporation attributes the turnaround partly to better cost controls stemming from a strategic reduction in staffing which took effect during the second quarter. In addition, the Corporation was well positioned during the first six months of 2008 to take advantage of a reduced interest rate environment to increase its net interest margin. Specifically, the Corporation’s asset/liability composition resulted in the repricing of the Bank’s deposit liabilities to lower rates more quickly than the repricing of its interest earning assets. Finally, the Corporation also recorded lower provisions to its allowance for loan loss reserve during the respective periods in question. The registrant is not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on the liquidity, capital resources or operations except as discussed herein. Also, the Corporation is not aware of any current recommendations by regulatory authorities that would have such effect if implemented.
Interest income, as presented in the yield analysis table, has been adjusted to a tax-equivalent basis using a 34% tax rate. Interest income from tax-exempt securities is further adjusted by the Tax Equity and Fiscal Responsibility Act (“TEFRA”) adjustment for the disallowance as a deduction of a portion of total interest expense related to the ratio of average tax-exempt securities to average total assets. This adjustment results in tax-exempt income and yields being presented on a basis comparable with income and yields from fully taxable earning assets.
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
FINANCIAL CONDITION
Total assets at June 30, 2008 were $258,927,000, a decrease of $7,298,000 or 2.74% from total assets of $266,225,000 at December 31, 2007. Cash and federal funds sold totaled $8,294,000 at June 30, 2008, an increase of $1,750,000 or 26.74% from $6,544,000 at year-end 2007. Securities available for sale totaled $41,795,000, a decrease of $7,694,000 or 15.55% from $49,489,000 at December 31, 2007. The decrease during 2008 was primarily due to calls of U.S. Government Agencies of $5,650,000 along with scheduled pay downs and repayments of mortgage-backed securities. Unrealized net losses on securities available for sale was $182,000 at June 30, 2008 compared to unrealized net losses of $34,000 at December 31, 2007. Decreases in the fair value of securities available for sale from December 31, 2007 were primarily driven by market interest rates.
Total portfolio loans at June 30, 2008 were $193,181,000, a decrease of $1,358,000 or .70% from $194,539,000 at year-end 2007 primarily due to the continued run-off of loans previously held at Advantage Finance of $3,196,000 along with a decrease in commercial and agricultural loans of $2,351,000 due to the payoff of a commercial loan at the end of the first quarter with an approximate balance of $3,000,000. Growth in home equity loans of $1,256,000 and consumer loans of $2,963,000 helped offset the decrease in total loans from year-end 2007.
The allowance for loan losses is maintained at a level believed adequate by management to absorb probable credit losses inherent in the loan portfolio as of the balance sheet date. This allowance is based upon management’s periodic analysis of information available at that time. At June 30, 2008 the allowance for loan losses totaled $2,425,000, an increase of $14,000 or .58% from $2,411,000 at December 31, 2007. The ratio of the allowance for loan losses to total loans outstanding was 1.26% at June 30, 2008 compared to 1.24% at December 31, 2007. The Corporation provided $355,000 to the allowance for loan losses during 2008 to maintain the balance at an adequate level following net charge-offs of $341,000. The ratio of annualized net charge-offs to average loans outstanding at June 30, 2008 was 0.35% compared to 0.49% at December 31, 2007.
Total nonperforming loans, which includes loans 90 days or more past due and still accruing totaled $4,784,000 at June 30, 2008, an increase of $1,334,000 from total nonperforming loans of $3,450,000 at year-end 2007. The ratio of nonperforming loans to gross loans was 2.48% at June 30, 2008 compared to 1.77% at December 31, 2007. The related allowance for loan losses specified for impaired loans was $422,000 at June 30, 2008, a decrease of $14,000 from the specified allowance for impaired loans of $436,000 at December 31, 2007. The Corporation recognizes income on impaired loans using the cash basis method. Interest income recognized on impaired loans during the six-month period ending June 30, 2008 was $87,000.
The Bank regularly evaluates the adequacy of the allowance for loan losses by considering various factors such as current loan ratings, historical losses, changes in the composition of the loan portfolio, overall quality, delinquency trends and current economic factors. The provision for loan losses is an estimate and the use of different estimates or assumptions could produce a different provision for loan losses. If negative trends and expectations of management do not materialize, the allowance may be relatively high to the actual performance of the loan portfolio, which may lead to the reduction of future provisions. Conversely, if positive trends and expectations of management are unrealized, the provision for loan losses in the current period may be insufficient and may require increases to future provisions.

Other assets totaled $18,082,000 at June 30, 2008, an increase of $18,000 from other assets of $18,064,000 at

12

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
December 31, 2007.
Total deposits of $227,940,000 decreased $10,571,000 or 4.43% from $238,511,000 at year-end 2007 primarily due to the decrease of $5,516,000 in large certificate of deposit balances with $1,088,000 of this decrease in brokered deposits and a decrease of $3,105,000 in interest-bearing demand deposits. The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates and competition. The Bank offers a variety of deposit accounts in an attempt to remain competitive and respond to changes in consumer demand. The Corporation has become more susceptible to short-term fluctuations in deposit flows as customers have become more interest rate conscious. The ability to attract and maintain these deposits and the rates paid on them has been and will continue to be significantly affected by market conditions.
Total shareholders’ equity of $20,901,000 decreased $365,000 or 1.72% from $21,266,000 at December 31, 2007. The decrease in shareholders’ equity reflects current earnings of $619,000, less dividends paid of $432,000, less an adjustment to retained earnings of $406,000 for the cumulative effect of a change in accounting for postretirement obligations less the decrease in the market value of securities available for sale, net of tax, of $148,000, offset by a credit of $2,000 for stock-based compensation costs pertaining to stock option grants. The Corporation paid cash dividends for the first and second quarter of $0.19 per share. The weighted average outstanding shares for the six-month period ended June 30, 2008 was 1,136,397. Total shareholders’ equity to total assets was 8.07% at June 30, 2008 compared to 7.99% at December 31, 2007.
Average assets of $258,883,000 and $263,574,000 for the three and six-month periods ended June 30, 2008 decreased $9,030,000 or 3.37% and $6,885,000 or 2.55% from the same periods in 2007. The decrease in average assets is primarily due to the decrease in average securities available for sale of $7,759,000 and $5,657,000 along with the decrease in average federal funds sold of $4,458,000 and $5,330,000 for the three and six-month periods respectively. Average net loans of $188,922,000 and $191,002,000 for the three and six-month periods ended June 30, 2008, increased $4,152,000 or 2.25% and $4,708,000 or 2.53% from the same periods in 2007 primarily due to increases in home equity and consumer loan balances. Average interest-bearing funds of $213,870,000 and $217,848,000 for the three and six-month periods in 2008, decreased $9,419,000 or 4.22% and $7,641,000 or 3.39% from the same periods a year ago primarily due to maturing certificate of deposit balances. Average shareholders’ equity of $21,354,000 and $21,406,000 for the three and six-month periods in 2008 decreased $712,000 or 3.23% and $798,000 or 3.59% from $22,066,000 and $22,204,000 for the same periods in 2007.
RESULTS OF OPERATIONS
The Corporation recorded net income of $379,000 and $619,000 for the three and six-month periods ended June 30, 2008 compared to a net loss of $169,000 and $108,000 for the same periods in 2007. This represents an increase of $548,000 and $727,000 from the three and six-month periods at June 30, 2007. Basic and diluted earnings per share for the three-month period ended June 30, 2008 was $0.33 and $0.33 respectively compared to $(0.15) and $(0.15) for the same period in 2007, reflecting an increase of $0.48 and $0.48. Basic and diluted earnings per share for the six-month period ended June 30, 2008 was $0.54 and $0.54 respectively compared to $(0.09) and $(0.09) for the same period in 2007, reflecting an increase of $0.63 and $0.63. Return on average assets for the three and six-month periods ended June 30, 2008 was 0.59% and 0.47% respectively compared to (0.25%) and (0.08%) for the same periods in 2007. Return on average equity for the three and six-month periods ended June 30, 2008 was 7.15% and 5.82% respectively, compared to (3.07%) and (0.98%) for the same periods in 2007. Book value per outstanding share for the three and six-month periods ended June 30, 2008 was $18.79 and $18.84 respectively, compared to $19.34 and $19.41 for the same periods in 2007. The following Discussion highlights the contributing factors influencing these operating results.
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
Interest and fee income for the three and six-month periods totaled $4,086,000 and $8,313,000 respectively, compared to $4,481,000 and $8,928,000 for the same periods in 2007, resulting in decreases of $395,000 or 8.81% and $615,000 or 6.89% from the same periods last year. Average loan balances increased $4,708,000 for the six-month period ended June 30, 2008 while the average yield on loans decreased 55 basis points to 7.69% in 2008 from 8.24% in 2007. Average securities available for sale decreased $5,657,000 for the six-month period in 2008 with the average yield remaining constant at 5.24% from 2007 to 2008. Average federal funds invested decreased $5,330,000 for the six-month period in 2008 while the average yield dropped 269 basis points to 2.59% in 2008 from 5.28% in 2007.
Interest expense for the three and six-month periods ended June 30, 2008 totaled $1,486,000 and $3,333,000 respectively, compared to $2,080,000 and $4,130,000 for the same periods in 2007, resulting in decreases of $594,000 or 28.56% and $797,000 or 19.30% for the three and six-month periods respectively. Average interest-bearing balances of $217,848,000 for the six-month period in 2008, decreased $7,641,000 or 3.39% from $225,489,000 in 2007 along with a decrease of 61 basis points in the average rate paid on outstanding balances.
Net interest income for the three and six-month periods ended June 30, 2008 totaled $2,600,000 and $4,980,000 respectively, compared to $2,401,000 and $4,798,000 for the same periods in 2007. This represents an increase in net interest income of $199,000 or 8.29% and $182,000 or 3.79% for the three and six-month periods in 2008 from the same periods a year ago. On a fully taxable-equivalent basis net interest income for the three and six-month periods ended June 30, 2008 totaled $2,703,000 and $5,183,000, compared to $2,499,000 and $4,992,000 from the same periods in 2007. This represents an increase of $204,000 or 8.16% and $191,000 or 3.83%, from the three and six-month periods in 2007. The Corporation’s net interest margin on a fully taxable-equivalent basis increased 51 and 26 basis points to 4.65% and 4.38% for the three and six-month periods ended June 30, 2008 from 4.14% and 4.12% for the same periods in 2007.
Provisions made to the loan loss reserve for the three and six-month periods ended June 30, 2008 totaled $220,000 and $355,000 respectively, a decrease of $215,000 and $357,000 from $435,000 and $712,000 for the same periods in 2007 primarily resulting from a decrease in net charge-offs from the prior year. Net charge-offs for the three and six-month periods ended June 30, 2008 totaled $123,000 and $341,000 respectively, a decrease of $359,000 or 74.48% and $457,000 or 57.27% from $482,000 and $798,000 for the same periods in 2007. Loan balances of $458,000 charged-off during the six months ended June 30, 2008 consisted of the following loan types, $167,000 or 36.46% in commercial and agricultural loans, $156,000 or 34.06% in consumer finance loans originated through Advantage Finance, $110,000 or 24.02% in consumer loans, and $25,000 or 5.46% in real estate loans. Loan balances of $866,000 charged-off during the six months ended June 30, 2007 consisted of the following loan types, $373,000 or 43.07% in commercial and agricultural loans, $343,000 or 39.61% in consumer finance loans originated through Advantage Finance, $146,000 or 16.86% in consumer loans and $4,000 or 0.46% in real estate loans.
Noninterest income totaled $619,000 and $1,213,000 for the three and six-month periods ended June 30, 2008 compared to $660,000 and $1,152,000 for the same periods in 2007, a decrease of $41,000 for the three-month period primarily due to a decrease in origination income and gains from the sale of repossessed assets and an increase of $61,000 for the six-month period primarily due to the increase in service fees and overdraft charges resulting from the Bank’s implementation of an overdraft protection program during the second quarter in 2007.
Noninterest expense for the three and six-month periods ended June 30, 2008 totaled $2,547,000 and $5,145,000 respectively, a decrease of $451,000 or 15.04% and $478,000 or 8.50% from $2,998,000 and $5,623,000 for the same periods in 2007. The following discussion highlights the significant changes in noninterest expense.
Personnel expense of $1,337,000 and $2,648,000 for the three and six-month periods ended June 30, 2008 decreased $229,000 or 14.62% and $237,000 or 8.21% from $1,566,000 and $2,885,000 for the same periods in 2007.

14.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table presents an analysis of average yields earned on interest-earning assets as well as the average rates paid on interest-bearing liabilities on a fully tax-equivalent basis for the three months ended June 30, 2008 and 2007.

	Three Months Ended June 30,
	2008			2007
	Average		Average	Average		Average
	balance	Interest	yield/rate	balance	Interest	yield/rate
	($ in thousands)
Federal funds invested	$1,247	$6	1.94%	$5,705	$75	5.27%
Securities (1)	43,721	575	5.29	51,480	669	5.21
Loans (2)	188,922	3,608	7.68	184,770	3,835	8.33

Total interest-earning assets	233,890	4,189	7.20	241,955	4,579	7.59
Other assets	24,993			25,958

Total assets	$258,883			$267,913

Interest-bearing deposits	$209,670	1,458	2.80%	$223,289	2,080	3.74%
Borrowed funds	4,200	28	2.68	—	—	0.00

Total interest-bearing deposits and borrowings	$213,870	1,486	2.79	$223,289	2,080	3.74
Noninterest-bearing demand deposits	21,637			21,120
Other liabilities	2,022			1,438
Shareholders’ equity	21,354			22,066

Total liabilities and shareholders’ equity	$258,883			$267,913

Net interest income		$2,703			$2,499

Interest rate spread			4.41%			3.85%

Net interest margin (3)			4.65%			4.14%

(1)	Average yields on all securities have been computed based on amortized cost. Income on tax-exempt securities has been computed on a fully taxable-equivalent basis using a 34% tax rate and a 20% disallowance of interest expense deductibility under TEFRA rules. The amount of such adjustment was $103,000 and $98,000 for 2008 and 2007 respectively.

(2)	Average balance is net of deferred loan fees and loan discounts. Interest income includes loan fees of $148,000 and $169,000 and deferred dealer reserve expense of $67,000 and $66,000 in 2008 and 2007 respectively.

(3)	Net interest income as a percentage of average interest-earning assets.
To combat rising employee compensation costs the Corporation contracted a firm to conduct a bank wide performance evaluation during the first quarter of 2008. Salary and merit increases as well as most incentive plans were frozen for 2008 pending the outcome of this evaluation. On April 16, 2008, the Corporation announced a reduction in staffing. This action was taken after performing a thorough assessment of the Bank with the assistance of outside management consultants. The reduction in force was implemented to improve the Bank’s overall efficiency and profitability. These actions follow staff reductions that have occurred over the past six months through retirement and other voluntary departures by employees. The total projected annualized savings for all of the staff reductions are approximately $770,000, while the total additional costs to be incurred in connection with the staff reductions are projected to be approximately $86,000. For more information please see the 8-K filed by the Corporation on April 16, 2008.

15.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table presents an analysis of average yields earned on interest-earning assets as well as the average rates paid on interest-bearing liabilities on a fully tax-equivalent basis for the six months ended June 30, 2008 and 2007.

	Six Months Ended June 30,
	2008			2007
	Average		Average	Average		Average
	balance	Interest	yield/rate	balance	Interest	yield/rate
	($ in thousands)
Federal funds invested	$1,089	$14	2.59%	$6,419	$168	5.28%
Securities (4)	46,048	1,199	5.24	51,705	1,343	5.24
Loans (5)	191,002	7,303	7.69	186,294	7,611	8.24

Total interest-earning assets	238,139	8,516	7.19	244,418	9,122	7.53
Other assets	25,435			26,041

Total assets	$263,574			$270,459

Interest-bearing deposits	$211,529	3,234	3.07%	$225,489	4,130	3.69%
Borrowed funds	6,319	99	3.15	—	—	0.00

Total interest-bearing deposits and borrowings	$217,848	3,333	3.08	$225,489	4,130	3.69
Noninterest-bearing demand deposits	22,143			21,344
Other liabilities	2,177			1,422
Shareholders’ equity	21,406			22,204

Total liabilities and shareholders’ equity	$263,574			$270,459

Net interest income		$5,183			$4,992

Interest rate spread			4.11%			3.84%

Net interest margin (6)			4.38%			4.12%

(4)	Securities include federal funds sold for purposes of this yield table. Average yields on all securities have been computed based on amortized cost. Income on tax-exempt securities has been computed on a fully taxable- equivalent basis using a 34% tax rate and a 20% disallowance of interest expense deductibility under TEFRA rules. The amount of such adjustment was $203,000 and $194,000 for 2008 and 2007 respectively.

(5)	Average balance is net of deferred loan fees and loan discounts. Interest income includes loan fees of $255,000 and $311,000 and deferred dealer reserve expense of $129,000 and $139,000 in 2008 and 2007 respectively.

(6)	Net interest income as a percentage of average interest-earning assets.
Premises and equipment of $380,000 and $799,000 for the three and six-month periods ended June 30, 2008 decreased $53,000 or 12.24% and $82,000 or 9.31% from $433,000 and $881,000 for the same periods in 2007 primarily due to a decrease in depreciation expense on existing computer equipment. Data processing fees of $66,000 and $135,000 decreased $19,000 and $31,000 for the three and six-month periods in 2008 from $85,000 and $166,000 for the same periods in 2007. Data processing expense was expected to decline once the operations center was completed and the Bank began its own processing in-house. As projected, this expense has been steadily declining since mid-year 2006.
Professional fees represent legal, audit and outside consulting fees paid by the Corporation. Professional fees totaled $155,000 and $380,000 for the three and six-month periods ended June 30, 2008, a decrease of $3,000 from $158,000 for the three-month period and an increase of $70,000 from $310,000 for the six-month period in 2007. The increase in professional fees during the six-month period is primarily due to the bank wide performance study

16.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
conducted during the first quarter in 2008 along with legal and consulting services used to assist with various projects.
Other operating expenses totaled $433,000 and $825,000 for the three and six-month periods ended June 30, 2008, a decrease of $85,000 or 16.41% and $135,000 or 14.06% from $518,000 and $960,000 for the same periods in 2007. The most significant decreases during the six months of 2008 was $22,000 in loan expense, $17,000 in recovery & collection expense, $18,000 in telephone expense and $15,000 in software maintenance expense. Income tax expense of $73,000 and $74,000 for the three and six-month periods at June 30, 2008 increased $276,000 and $351,000 respectively from a tax credit of $203,000 and $277,000 for the same periods in 2007, primarily due to an increase in earnings.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The Company has certain obligations and commitments to make future payments under contracts. At June 30, 2008, the aggregate contractual obligations and commitments are:
Contractual obligations

	Payments Due by Period
		Less Than	1-3	3-5	After
(in thousands)	Total	One Year	Years	Years	5 Years
Time deposits and certificates of deposit	$108,986	$64,432	$37,563	$6,833	$158

Borrowed funds	8,120	8,120	—	—	—

Total	$117,106	$72,552	$37,563	$6,833	$158

Other commitments

	Amount of Commitment — Expiration by Period
		Less Than	1-3	3-5	After
(in thousands)	Total	One Year	Years	Years	5 Years
Commitments to extend commercial credit	$13,682	$10,525	$962	$52	$2,143
Commitments to extend consumer credit	12,239	12,039	—	38	162

Standby letters of credit	262	262	—	—	—

Total	$26,183	$22,826	$962	$90	$2,305

Items listed above under “Contractual Obligations” represent standard bank financing activity under normal terms and practices. Such funds normally roll-over or are replaced by like items depending on the then-current financing needs. Items shown under “Other Commitments” also represent standard bank activity, but for extending credit to bank customers. Commercial credits generally represent lines of credit or approved loans with drawable funds still available under the contract terms. On an on-going basis, approximately half of these amounts are expected to be drawn. Consumer credits generally represent amounts drawable under revolving home equity lines. Such amounts are usually deemed less likely to be drawn upon in total, as consumers tend not to draw down all amounts on such lines. Utilization rates tend to be fairly constant over time. Standby letters of credit represent guarantees to finance specific projects whose primary source of financing comes from other sources. In the unlikely event of the other source’s failure to provide sufficient financing, the bank would be called upon to fill the need. The bank is also continually engaged in the process of approving new loans in a bidding competition with other banks. Terms for these potential new loans are approved by management and board committees, with caveats and possible counter terms made to the applicant customers. Customers may accept these terms, make a counter proposal, or accept terms from a competitor. These loans are not yet under contract, but offers have been tendered, and would be required to be funded if accepted. Such agreements represent approximately $2,593,000 at June 30, 2008, for various possible maturity terms.

17.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
LIQUIDITY AND CAPITAL RESOURCES
The Corporation’s liquidity, primarily represented by cash and cash equivalents and federal funds sold, is a result of its operating, investing and financing activities, which are summarized in the Condensed Consolidated Statements of Cash Flows. Primary sources of funds are deposits, prepayments and maturities of outstanding loans and securities. While scheduled payments from the amortization of loans and securities are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Funds are primarily used to meet ongoing commitments, satisfy operational expenses, pay maturing certificates of deposit and savings withdrawals and fund loan demand with excess funds invested in short-term interest-earning assets. Additional funds are generated through Federal Home Loan Bank advances, overnight borrowings and other sources. The Corporation’s liquidity ratio at June 30, 2008 was 7.46% compared to 7.70% at year-end 2007. Management believes that its sources of liquidity are adequate to meet the needs of the Corporation.
Net cash flows resulted in an increase of $1,750,000 in cash equivalents and federal funds sold for the six-month period ended June 30, 2008. This increase is primarily due to maturities and repayments from securities available for sale of $7,611,000, loan maturities and repayments of $868,000 and overnight borrowings of $3,120,000 offset by a decline in deposit balances of $10,571,000. During the same period in 2007, cash equivalents and federal funds sold increased $3,548,000 primarily from loan maturities and repayments of $9,181,000, maturities and repayments from securities available for sale of $2,270,000 offset with security purchases of $1,537,000 and the decline in deposit balances of $6,587,000.
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
The Bank’s leverage and risk-based capital ratios as of June 30, 2008 were 8.1% and 11.1% respectively, compared to leverage and risk-based capital ratios of 7.9% and 11.1% respectively, at year-end 2007. The Bank exceeded minimum regulatory requirements to be considered well capitalized for both periods. Should it become necessary to raise capital to expand the activities of the Corporation, there are sufficient un-issued shares to effect a merger, or solicit new investors.
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
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

19.

COMMERCIAL BANCSHARES, INC.
FORM 10-Q
Quarter ended June 30, 2008
PART II — OTHER INFORMATION
Item 1 — Legal Proceedings:
There are no matters required to be reported under this item.
Item 1A. Risk Factors
There have been no material changes from risk factors as previously disclosed in Part I, Item 1.A. of Commercial Bancshares, Inc.’s 10-K filed on March 31, 2008.
Item 2 — Unregistered Sales of Securities and Use of Proceeds:
The following table reflects shares repurchased by the Corporation during the second quarter, ended June 30, 2008. These shares were purchased as part of a program approved by the Corporation’s Board of Directors in June 2002. The Corporation has no publicly announced stock repurchase plans or programs.

			Total Number of
		Average	Shares	Maximum Number
	Total	Price	Purchased as	of Shares that May
	Number	Paid	Part of Publicly	Yet be Purchased
	of Shares	per	Announced Plans	Under the Plan
Period	Purchased	Share	Or Programs	or Programs
4/01/08 – 4/30/08	-0-	n/a	-0-	23,548
5/01/08 – 5/31/08	-0-	n/a	-0-	23,548
6/01/08 – 6/30/08	-0-	n/a	-0-	23,548
Total	-0-	n/a	-0-	23,548
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
The Company issued 622 shares totaling $15,765 under the Commercial Savings Bank Deferred Compensation Plan, a nonqualified deferred compensation plan, to various members of the Board during the three-month period ended June 30, 2008. These transactions were not registered, but were made in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933.
Item 3 — Defaults upon Senior Securities:
There are no matters required to be reported under this item.
Item 4 — Submission of Matters to a Vote of Security Holders:
The annual shareholders meeting of Commercial Bancshares, Inc. was held on Wednesday, May 7, 2008. At the meeting shareholders voted on the following matters:
•	Election of Directors. Shareholders voted on a proposal to elect the following Class II directors for a three-year term until the annual meeting of shareholders in 2011. The results of the voting on this proposal are as follows:

20.

COMMERCIAL BANCSHARES, INC.

	For	Withheld
Kurt D. Kimmel	649,239	137,694
Mark E. Dillon	649,134	137,799
Daniel E. Berg	649,057	137,876
Lynn R. Child	640,557	146,376
Class I and III directors continuing in office are: J. William Bremyer, Edwin G. Emerson, Deborah J. Grafmiller, Stanley K. Kinnett, Michael A. Mastro, Michael A. Shope and Richard Sheaffer. As noted in a Form 8-K filed by the Company on June 3, 2008, Michael A. Mastro resigned from the Board of Directors of the Company effective May 28, 2008.
•	Shareholder Proposal. Shareholders voted on a proposal recommending that the Company’s Board seek proposals from, and engage, an independent, qualified outside firm to assist the Company in seeking an acquirer for the Company. The results of the voting on this proposal, which did not pass, are as follows:

For	Against	Abstain	Broker NonVote
201,511	435,573	9,487	140,362
Item 5 — Other Information:
There are no matters required to be reported under this item.
Item 6 — Exhibits:

Exhibit Number	Description of Document

3.1.a.	Amended Articles of Incorporation of the Corporation (incorporated by reference to Registrant’s Form 8-K dated April 27, 1995)

3.1.b.	Amendment to the Corporation’s Amended Articles of Incorporation to increase the number of shares authorized for issuance to 4,000,000 common shares, no par value (incorporated by reference to Appendix I to Registrant’s Definitive Proxy Statement filed March 13, 1997)

3.2	Code of Regulations of the Corporation (incorporated by reference to Registrant’s Form 8-K dated April 27, 1995)

4	Form of Certificate of Common Shares of the Corporation (incorporated by reference to Registrant’s Form 8-K dated April 27, 1995)

10	Branch Purchase and Assumption Agreement between Commercial Savings Bank and Emerald Bank, dated May 12, 2008 (incorporated by reference to Exhibit 2 to Registrant’s Form 8-K filed May 14, 2008.

11	Statement re computation of per share earnings (reference is hereby made to Note 2 to the Consolidated Financial Statements on page 8 hereof)

31.1	Certification by CEO Pursuant to Sarbanes Oxley Section 302

31.2	Certification by CFO Pursuant to Sarbanes Oxley Section 302

32.1	Certification by CEO Pursuant to Sarbanes Oxley Section 906

32.2	Certification by CFO Pursuant to Sarbanes Oxley Section 906

21.

COMMERCIAL BANCSHARES, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL BANCSHARES, INC. (Registrant)

Date: 08/11/2008	/s/ Robert E. Beach (Signature)
Robert E. Beach
President and Chief Executive Officer

Date: 08/11/2008	/s/ Scott A. Oboy

(Signature)
Scott A. Oboy
Executive Vice President and Chief Financial Officer

22.