Form 10-Q
period 2008-09-30
COMMERCIAL BANCSHARES INC \OH\
filed 2008-11-14
CIK 1009976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period ended September 30, 2008.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 14, 2008, the last practicable date, there were 1,136,397 outstanding of the registrant’s common shares, no par value.

COMMERCIAL BANCSHARES, INC.

COMMERCIAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(Amounts in thousands)	2008	2007
ASSETS
Cash and cash equivalents	$6,716	$4,956
Federal funds invested	14	1,588

Cash equivalents and federal funds invested	6,730	6,544

Securities available for sale	40,830	49,489
Total loans	196,172	194,539
Allowance for loan losses	(2,403)	(2,411)

Loans, net	193,769	192,128
Premises and equipment, net	8,659	8,688
Accrued interest receivable	1,335	1,250
Other assets	8,686	8,126

Total assets	$260,009	$266,225

LIABILITIES
Deposits
Noninterest-bearing demand	$22,083	$22,545
Interest-bearing demand	73,747	84,233
Savings and time deposits	93,067	93,529
Time deposits $100,000 and greater	34,482	38,204

Total deposits	223,379	238,511
FHLB advances	10,000	5,000
Other borrowed funds	3,300	—
Accrued interest payable	290	386
Other liabilities	1,950	1,062

Total liabilities	238,919	244,959

SHAREHOLDERS’ EQUITY
Common stock, no par value: 4,000,000 shares authorized, 1,178,938 shares issued in 2008 and 2007	11,278	11,233
Retained earnings	11,758	11,722
Deferred compensation plan shares: at cost, 21,424 and 19,947 shares in 2008 and 2007	(538)	(492)
Treasury stock: 42,541 shares in 2008 and 2007	(1,163)	(1,163)
Accumulated other comprehensive income (loss)	(245)	(34)

Total shareholders’ equity	21,090	21,266

Total liabilities and shareholders’ equity	$260,009	$266,225

See notes to the consolidated financial statements.

COMMERCIAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except per share data)	2008	2007	2008	2007
Interest income
Interest and fees on loans	$3,613	$3,907	$10,916	$11,518
Interest on securities:
Taxable	251	363	838	1,113
Nontaxable	203	205	612	604
Other interest income	1	21	14	189

Total interest income	4,068	4,496	12,380	13,424

Interest expense
Interest on deposits	1,373	2,133	4,607	6,263
Interest on borrowings	53	22	152	22

Total interest expense	1,426	2,155	4,759	6,285

Net interest income	2,642	2,341	7,621	7,139

Provision for loan losses	270	240	625	952

Net interest income after provision for loan losses	2,372	2,101	6,996	6,187

Noninterest income
Service fees and overdraft charges	505	468	1,402	1,301
Gain on sale of repossessed assets	10	16	27	58
Other income	183	127	481	404

Total noninterest income	698	611	1,910	1,763

Noninterest expense
Salaries and employee benefits	1,336	1,420	3,996	4,305
Premises and equipment	380	409	1,185	1,290
State taxes	89	94	293	305
Data processing	68	92	202	258
FDIC deposit insurance	22	16	57	50
Professional fees	81	123	461	433
Advertising and promotional	48	52	162	176
Loss on sale of repossessed assets	35	9	39	55
Amortization of intangibles	—	—	—	4
Other operating expense	416	558	1,223	1,520

Total noninterest expense	2,475	2,773	7,618	8,396

Income (loss) before income taxes	595	(61)	1,288	(446)
Income tax expense (credit)	124	(121)	198	(398)

Net income (loss)	$471	$60	$1,090	$(48)

Basic earnings (loss) per common share	$.41	$.05	$.95	$(.04)

Diluted earnings (loss) per common share	$.41	$.05	$.95	$(.04)

See notes to the consolidated financial statements.

COMMERCIAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended
	September 30,
	2008	2007
Balance at beginning of period	$20,901	$21,119

Comprehensive income:
Net income (loss)	471	60
Change in net unrealized gain (loss) on securities available for sale, net of reclassification and tax effects	(64)	507

Total comprehensive income	407	567

Treasury stock purchased;
-0- shares in 2008 and 2,320 shares in 2007	—	(63)

Stock-based compensation	(2)	—

Dividends paid ($.19 and $.19 per share in 2008 and 2007)	(216)	(215)

Balance at end of period	$21,090	$21,408

	Nine Months Ended
	September 30,
	2008	2007
Balance at beginning of period	$21,266	$22,447

Comprehensive income:
Net income (loss)	1,090	(48)
Change in net unrealized gain (loss) on securities available for sale, net of reclassification and tax effects	(211)	63

Total comprehensive income	879	15

Treasury stock purchased;
-0- shares in 2008 and 15,320 shares in 2007	—	(417)

Stock-based compensation	(1)	2

Cumulative effect of change in accounting for postretirement obligations	(406)	—

Treasury stock reissued for deferred compensation plan;
-0- shares in 2008 and 381 shares in 2007	—	10

Dividends paid ($.57 and $.57 per share in 2008 and 2007)	(648)	(649)

Balance at end of period	$21,090	$21,408

See notes to the consolidated financial statements.

COMMERCIAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months Ended
	September 30,
	2008	2007
Cash flows from operating activities
Net income (loss)	$1,090	$(48)
Adjustments	2,000	1,441

Net cash from operating activities	3,090	1,393

Cash flows from investing activities
Securities available for sale
Purchases	—	(1,537)
Maturities and repayments	8,333	3,273
Net change in loans	(3,258)	(1,567)
Proceeds from sale of OREO and repossessed assets	248	368
Bank premises and equipment expenditures, net	(747)	(171)

Net cash from investing activities	4,576	366

Cash flows from financing activities
Net change in deposits	(15,132)	(5,350)
Increase in FHLB advances	7,000	12,640
Decrease in FHLB advances	(2,000)	(10,140)
Net change in federal funds purchased	3,300	150
Treasury shares purchased	—	(417)
Treasury shares reissued for stock options and deferred compensation	—	10
Cash dividends paid	(648)	(649)

Net cash from financing activities	(7,480)	(3,756)

Net change in cash equivalents and federal funds invested	186	(1,997)

Cash equivalents and federal funds invested at beginning of period	6,544	10,818

Cash equivalents and federal funds invested at end of period	$6,730	$8,821

Supplemental disclosures
Cash paid for interest	$4,856	$6,280
Cash paid for income taxes	0	0
Non-cash transfer of loans to OREO and repossessed assets	359	390
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
These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Corporation at September 30, 2008, and results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances but should be read in conjunction with the consolidated financial statements and related footnotes in the Corporation’s Annual Report for the year ended December 31, 2007.
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

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2 — EARNINGS PER SHARE
Weighted average shares used in determining basic and diluted earnings per share for the three-month period ended September 30, are as follows:

	2008	2007
Weighted average shares outstanding during the period	1,136,397	1,137,097
Dilutive effect of exercisable stock options	0	846

Weighted average shares considering dilutive effect	1,136,397	1,137,943

Weighted average shares used in determining basic and diluted earnings per share for the nine-month period ended September 30, are as follows:

	2008	2007
Weighted average shares outstanding during the period	1,136,397	1,141,710
Dilutive effect of exercisable stock options	22	0

Weighted average shares considering dilutive effect	1,136,419	1,141,710

There were 14,852 and 10,250 stock options that were not included in the calculation of earnings per share as their effect would have been anti-dilutive September 30, 2008 and September 30, 2007 respectively. For the nine-month period ended September 30, 2008, 13,722 stock options were not considered in the calculation of earnings per share as their effect would have been anti-dilutive. For the nine-month period ended September 30, 2007, no dilution existed due to the Corporation’s net loss position.
NOTE 3 — LOANS
Loans were as follows:

	September 30, 2008	December 31, 2007
	($ In thousands)
Commercial and other loans	$138,541	$138,957
Real estate loans	7,015	7,356
Construction loans	1,779	1,224
Home equity loans	21,858	19,160
Consumer loans	22,037	18,499
Consumer finance loans	4,942	9,343

Total loans	$196,172	$194,539

Included in total loans are loans to farmers for agricultural purposes of approximately $21,324,000 and $22,922,000 at September 30, 2008 and December 31, 2007 respectively.
Loan balances are reported net of deferred origination fees of $91,000 and $109,000 September 30, 2008 and December 31, 2007 respectively. The balances are also net of $897,000 and $1,763,000 of unearned income for September 30, 2008 and December 31, 2007 respectively, the majority of which is due to loans previously held at Advantage Finance.
Activity in the allowance for loan losses for the three months ended September 30 was as follows:

	2008	2007
	($ In thousands)
Beginning balance	$2,425	$1,929
Provision for loan loss	270	240
Loans charge-off	(309)	(223)
Recoveries of loans previously charged-off	17	194

Ending balance	$2,403	$2,140

Activity in the allowance for loan losses for the nine months ended September 30 was as follows:

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2008	2007
	($ In thousands)
Beginning balance	$2,411	$2,015
Provision for loan loss	625	952
Loans charged-off	(767)	(1,089)
Recoveries of loans previously charged-off	134	262

Ending balance	$2,403	$2,140

Impaired loans were as follows:

	September 30, 2008	December 31, 2007
	($ In thousands)
Period-end loans with no allocated allowance	$3,838	$1,715
Period-end loans with an allocated allowance	1,118	1,730

Total	$4,956	$3,445

Amount of allowance for loan loss allocated	$401	$436
Nonperforming loans were as follows:

	September 30, 2008	December 31, 2007
	($ In thousands)
Loans past due over 90 days still on accrual	$—	$5
Nonaccrual loans	4,956	3,445
The impaired and nonperforming loans have been considered in management’s evaluation of the adequacy of the allowance for loan losses.
NOTE 4 — OTHER COMPREHENSIVE INCOME
Other comprehensive income for the three months ended September 30 was as follows:

	2008	2007
	($ In thousands)
Unrealized holding gains (losses) on securities available for sale	$(96)	$768
Less: Reclassification adjustment for losses (gains) recognized in income	—	—

Net unrealized holding gains (losses)	(96)	768
Tax effect	(32)	261

Other comprehensive income	$(64)	$507

Other comprehensive income for the nine months ended September 30 was as follows:

	2008	2007
	($ in thousands)
Unrealized holding gains (losses) on securities available for sale	$(320)	$96
Less: Reclassification adjustment for losses (gains) recognized in income	—	—

Net unrealized holding gains (losses)	(320)	96
Tax effect	(109)	33

Other comprehensive income	$(211)	$63

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 — FAIR VALUE MEASUREMENTS
The following table presents information about the Corporation’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2008, and the valuation techniques used by the Corporation to determine those fair values.
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
Disclosures concerning assets and liabilities measured at fair value are as follows:
Assets and Liabilities Measured at Fair Value on a Recurring Basis at September 30, 2008:

	Quoted Prices in		Significant
	Active Markets	Significant	Unobservable
	For Identical	Observable Inputs	Inputs	Balance at
($ In thousands)	Assets (Level 1)	Level (2)	(Level 3)	September 30, 2008

Assets-Securities available for sale	$21,439	$19,391	$—	$40,830
Liabilities	$—	$—	$—	$—
The Corporation has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis. At September 30, 2008, such assets consist primarily of impaired loans. The Corporation has estimated the fair values of these assets using Level 3 inputs, specifically discounted cash flow projections. During the quarter ended September 30, 2008, the impairment charges recorded to the income statement for impaired loans were not significant.
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
The following discussion focuses on the consolidated financial condition of Commercial Bancshares, Inc., at September 30, 2008, compared to December 31, 2007, and the consolidated results of operations for the quarterly and nine-month periods ending September 30, 2008 compared to the same periods in 2007. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements and related footnotes.
The Corporation recorded net income of $471,000 and $1,090,000 for the three and nine-month periods ended September 30, 2008 compared to net income of $60,000 for the three-month period and a net loss of $48,000 for the nine-month period in 2007. Due to the slowing housing market, deterioration of consumer confidence and the overall impact of the sub-prime anomaly, 2008 has been a challenging period for the entire economy, but particularly for the banking industry. Provisions made to the loan loss reserve increased $30,000 to $270,000 for the three-month period in 2008 from $240,000 in 2007 and decreased $327,000 to $625,000 for the nine-month period in 2008 from $952,000 in 2007. The Corporation’s effiency ratio improved to 70.81% in 2008 from 120.89% in 2007 reflecting management’s efforts to effectively control its cost structure. The Corporation has successfully managed its asset/liability composition and the gap relationship between its maturing/repricing interest-earning assets and interest-bearing liabilities resulting in deposit liabilities repricing to lower rates more quickly than interest-earning assets. This allowed the Corporation to sustain its volume of net interest income during a period of declining interest rates, slower loan growth and competitive pressure on deposits. Although pleased with its performance to-date, the Corporation anticipates continued volatility in the economic market further challenging its interest rate risk and asset/liability management strategies.
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
CRITICAL ACCOUNTING POLICIES
The financial institution industry is highly regulated. The nature of the industry is such that, other than described below, the use of estimates and management judgment are not likely to present a material risk to the financial statements. In cases where estimates or management judgment are required, internal controls and processes are established to provide assurance that such estimates and management judgments are materially correct to the best of management’s knowledge. The most significant accounting policies followed by the Corporation are presented in Note 1 to the consolidated financial statements. These policies provide information on how those values are determined. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
significant impact on the financial statements. Management views the determination of the allowance for loan losses to be a critical accounting policy.
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
FINANCIAL CONDITION
Total assets at September 30, 2008 were $260,009,000, a decrease of $6,216,000 or 2.34% from total assets of $266,225,000 at December 31, 2007. Cash and federal funds invested totaled $6,730,000 at September 30, 2008, an increase of $186,000 or 2.84% from $6,544,000 at year-end 2007. At September 30, 2008 the Corporation held $40,830,000 in securities available for sale with net unrealized losses of $320,000 compared with $49,489,000 at December 31, 2007, with net unrealized losses of $587,000, resulting in a decrease of $8,659,000 or 17.50%. The decrease in securities available for sale is primarily due to scheduled calls of U.S. Government Agencies of $5,650,000 along with scheduled pay downs and repayments of mortgage-backed securities. Decline in fair value is due to changes in market interest rates. The Corporation expects that the principal and interest on these securities are fully collectible and will retain its investment for a period of time to allow for any anticipated recovery in market value. Securities are classified as available for sale because it is management’s intent to hold the securities for an indefinite period of time and/or to use the securities as part of the Corporation’s asset/liability management strategy. Securities available for sale include securities that may be sold to effectively manage interest rate risk exposure, prepayment risk and other factors such as liquidity requirements. These available for sale securities are reported at fair value with unrealized aggregate appreciation/depreciation excluded from income and credited/charged to accumulated other income/loss within shareholders’ equity on a net of tax basis.
Gross loans at September 30, 2008 totaled $196,172,000, up $1,633,000 or .84% from $194,539,000 at December 31, 2007. Commercial and agricultural loans of $138,541,000 decreased $416,000 or .30% from $138,957,000. Real estate loans of $7,015,000 decreased $341,000 or 4.64% from $7,356,000 while real estate construction loans increased $555,000 or 45.34% from $1,224,000 at December 31, 2007 to $1,779,000 at September 30, 2008. Home equity loans increased $2,698,000 or 14.08% from $19,160,000 at December 31, 2007 to $21,858,000 at September 30, 2008. Consumer loans of $22,037,000 at September 30, 2008 increased $3,538,000 or 19.13% from $18,499,000 at December 31, 2007 while consumer finance loans (formerly Advantage Finance) decreased $4,401,000 or 47.10% from $9,343,000 at December 31, 2007 to $4,942,000 at September 30, 2008 due to the planned run off of this portfolio.
The allowance for loan losses is maintained at a level believed adequate to absorb losses deemed probable by management. The adequacy of the allowance is determined by management’s review of the following: the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and the prevailing economic conditions. This review, conducted on a regular basis, is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. Loan balances deemed uncollectible are charged against the allowance while any subsequent recoveries and provisions for loan losses are added to the allowance. If negative trends and expectations of management do not materialize, the allowance may be relatively high to the actual performance of the loan portfolio, which may lead to the reduction of future provisions. Conversely, if positive trends and expectations of management are unrealized, the provision for loan losses in the current period may be insufficient and may require increases to future provisions. At September 30, 2008 the allowance for loan losses totaled $2,403,000, a decrease of $8,000 or .33% from $2,411,000 at December

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
31, 2007. The ratio of the allowance for loan losses to total loans outstanding was 1.23% at September 30, 2008 compared to 1.24% at year-end 2007. The Corporation provided $625,000 to the allowance for loan losses during 2008 to maintain the balance at an adequate level following net charge-offs of $633,000. The ratio of annualized net charge-offs to outstanding loans at September 30, 2008 was 0.43% compared to 0.49% at December 31, 2007. Net charge-offs for 2008 in the commercial loan portfolio were $328,000 (0.22% of loans), up $56,000 from $272,000 (0.14%) for 2007. All other loan portfolios continue to perform well with net charge-offs of $53,000 (0.04% of loans) in consumer loans for 2008, down $74,000 from $127,000 (0.07%) for 2007. Net charge-offs in Advantage Finance loans for 2008 totaled $169,000 (0.12% of loans), down $257,000 from $426,000 (0.22%) for 2007 and net charge-offs in Tatonka loans of $58,000 (0.04% of loans), down $30,000 from $88,000 (0.05%) for 2007.
The impairment of a loan occurs when it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impairment is measured as the difference between the recorded investment in the loan and the evaluation of the present value of expected future cash flows or the observable market price of the loan. Loans that are collateral dependent, that is, loans where repayment is expected to be provided solely by the underlying collateral, and for which management has determined foreclosure is probable, are measured for impairment based on the fair value of the collateral. Management’s general practice is to charge down impaired loans to the fair value of the underlying collateral of the loan, so no specific loss allocations are necessary for these loans. The allowance for loan losses, specifically related to impaired loans at September 30, 2008 and December 31, 2007 was $401,000 and $436,000 respectively, related to loans with principal balances of $1,118,000 and $1,730,000. Interest income on impaired loans is recognized after all past due and current principal payments have been made. The Corporation received cash payments for interest related to these loans of $17,000 during 2008.
Other assets totaled $8,686,000 at September 30, 2008, an increase of $560,000 or 6.89% from $8,126,000 at year-end 2007. Growth in other assets was largely due to earnings on company-owned life insurance. Other real estate owned (“OREO”) and other repossessed assets, included in other assets, consist of property acquired through foreclosure or other proceedings. OREO and repossessed assets are recorded at fair value or fair value less costs-to-sell when acquired. The property undergoes periodic impairment evaluations using fair value estimates and any adjustments to the carrying amount are included in noninterest expense. At September 30, 2008 the Corporation had OREO and repossessed assets of $39,000, an increase of $13,000 or 50.00% from $26,000 at December 31, 2007.
The Corporation had deposits at September 30, 2008 of $223,379,000, a decrease of $15,132,000 or 6.34% from $238,511,000 at December 31, 2007. For the most part all deposit categories declined to some degree during 2008 as customers sought out higher-yielding products. Interest-bearing demand deposit accounts decreased $10,486,000 or 12.45% from $84,233,000 at December 31, 2007 to $73,747,000 at September 30, 2008 primarily in premier checking and business money market products. Savings and time deposits decreased $4,184,000 or 3.18% from $131,733,000 at year-end 2007 to $127,549,000 at September 30, 2008 primarily in large certificates of deposits with core deposits decreasing $1,611,000 and brokered deposits decreasing $2,573,000. The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates and competition. The Bank offers a variety of deposit products in an attempt to remain competitive and respond to changes in consumer demand. The Corporation has become more susceptible to short-term fluctuations in deposit flows as consumers have become more interest rate conscious. The ability to attract and maintain these deposits and the rates paid on them has been and will continue to be significantly affected by market conditions. Overnight borrowing and Federal Home Loan Bank advances were utilized to replace declining deposit balances increased $8,300,000 to $13,300,000 at September 30, 2008 from $5,000,000 at December 31, 2007.
Shareholders’ equity of $21,090,000 at September 30, 2008, decreased $176,000 or 0.83% from $21,266,000 at December 31, 2007. During 2008, an adjustment relating to an accounting change was made that reduced retained earnings by $406,000 to recognize compensation costs pertaining to endorsement split-dollar life insurance policies that provide a benefit to an employee extending to postretirement periods. During 2008, the Corporation returned 59.45% of earnings through dividends of $648,000 at $0.57 per share. Total shareholders’ equity to total assets was 8.11% at September 30, 2008 compared to 7.99% at December 31, 2007.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
The Corporation recorded net income of $471,000 and $1,090,000 for the three and nine-month periods ended September 30, 2008 or $0.41 and $0.95 per basic and diluted common share, respectively compared to net income of $60,000 and a net loss of $48,000 or $.05 and ($0.04) per basic and diluted common share for the same periods in 2007. Return on average assets for the three and nine-month periods ended September 30, 2008 was 0.72% and 0.56% respectively compared to 0.09% and (0.02%) for the same periods in 2007. Return on average equity for the three and nine-month periods ended September 30, 2008 was 8.81% and 6.82% respectively compared to 1.12% and (0.29%) for the same periods in 2007. Book value per outstanding share at September 30, 2008 was $18.79 compared to $19.17 in 2007. The following discussion highlights the contributing factors influencing operating results.
Net interest income is the interest earned on debt securities, loans and other interest-earning assets minus the interest paid for deposits and short and long-term debt. The net interest margin is the average yield on earning assets minus the average interest rate paid for deposits and other sources of funding. Net interest income and the net interest margin are presented on a taxable-equivalent basis to consistently reflect income from taxable and tax-exempt loans and securities based on a 34% federal statutory tax rate. Management attempts to manage the repricing of assets and liabilities to achieve a stable level of net interest income and minimize the effect of significant changes in the market level of interest rates. This is accomplished through the pricing and promotion of various loan and deposit products as well as the active management of the Bank’s portfolio of securities available for sale and borrowed funds.
Net interest income on a taxable-equivalent basis for the three and nine-month periods ended September 30, 2008 was $2,736,000 and $7,899,000 respectively, up $296,000 or 12.13% and $468,000 or 6.30% from the same periods in 2007. Average earning assets of $234,067,000 and $236,771,000 for the three and nine-month periods in 2008 decreased $7,226,000 or 2.99% and $6,594,000 or 2.71% from the same periods in 2007. The decrease in average earning assets for 2008 was primarily driven by a decline in available for sale securities of $8,630,000 or 17.25% and $6,659,000 or 13.02% for the three and nine-month periods. Average overnight investments of $114,000 and $761,000 for the three and nine-month periods in 2008 decreased $1,462,000 and $4,020,000 from $1,576,000 and $4,781,000 for the same periods in 2007. Mitigating the decline in earning assets for 2008 was the growth in total average loans of $2,866,000 and $4,085,000 for the three and nine-month periods respectively, from $189,700,000 and $187,442,000 for the same periods in 2007. The favorable change in average loans for the three-month period in 2008 included strong growth in average installment loans of $7,715,000 or 54.71% and average home equity loans of $2,010,000 or 10.49% from average installment loans of $14,102,000 and average home equity loans of $19,158,000 for the same period in 2007. The average rate earned for the three-month period in 2008 for installment loans was 8.93%, down 78 basis points from 9.71% in 2007 while the average interest earned on home equity loans was 6.13%, down 230 basis points from 8.43% in 2007. Offsetting growth during the three-month period in 2008 was the decline in average Advantage Finance loan balances of $6,737,000 or 54.95% from $12,260,000 in 2007. Growth for the nine-month period in 2008 consisted of increases in average commercial and agricultural loans of $2,783,000 or 2.07%, average installment loans of $7,889,000 or 61.02% and average home equity loans of $1,957,000 or 10.83% from average commercial and agricultural loans of $134,743,000, average installment loans of $12,928,000 and average home equity loans of $18,073,000 for the same period in 2007. Average interest rates earned for the nine-month period in 2008 was 7.23%, 8.88% and 6.52% on average loan balances in the commercial and agricultural, installment and home equity portfolios, respectively compared to average interest rates earned for the same period in 2007 of 7.79% on average commercial and agricultural balances, down 56 basis points, 9.56% on average installment balances, down 68 basis points and 8.57% on average home equity balances, down 205 basis points. Advantage Finance average loan balances decreased $7,835,000 or 52.95% during the nine-month period ended September 30, 2008 from $14,797,000 for the same period in 2007.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table provides an analysis of the average balances, yields and rates on interest-earning assets and interest-bearing liabilities.

	Three Months Ended September 30,
	2008			2007
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	($ In thousands)
Federal funds invested	$114	$1	3.49%	$1,576	$21	5.29%
Securities (1)	41,387	548	5.27	50,017	667	5.29
Loans (2)	192,566	3,613	7.46	189,700	3,907	8.17

Total interest-earning assets	234,067	4,162	7.07	241,293	4,595	7.56
Other assets	25,076			25,543

Total assets	$259,143			$266,836

Deposits: interest-bearing	$206,684	1,373	2.64%	$221,810	2,133	3.82%
Federal funds borrowed	893	6	2.67	615	9	5.81
Borrowed funds	5,901	47	3.17	988	13	5.22

Total interest-bearing deposits and borrowings	$213,478	1,426	2.66	$223,413	2,155	3.83
Noninterest-bearing demand deposits	22,294			20,576
Other liabilities	2,107			1,595
Shareholders’ equity	21,264			21,252

Total liabilities and shareholders’ equity	$259,143			$266,836

Net interest income		$2,736			$2,440

Interest rate spread			4.41%			3.73%

Net interest margin (3)			4.65%			4.01%

(1)	Average yields on all securities have been computed based on amortized cost. Income on tax-exempt securities has been computed on a fully taxable-equivalent basis using a 34% tax rate and a 20% disallowance of interest expense deductibility under TEFRA rules. The amount of such adjustment was $94,000 and $99,000 for 2008 and 2007 respectively.

(2)	Average balance is net of deferred loan fees and loan discounts. Interest income includes loan fees of $156,000 and $151,000 and deferred dealer reserve expense of $65,000 and $59,000 in 2008 and 2007 respectively.

(3)	Net interest income as a percentage of average interest-earning assets.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table provides an analysis of the average balances, yields and rates on interest-earning assets and interest-bearing liabilities.

	Nine Months Ended September 30,
	2008			2007
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	($ In thousands)
Federal funds invested	$761	$14	2.46%	$4,781	$189	5.29%
Securities (4)	44,483	1,728	5.19	51,142	2,009	5.25
Loans (5)	191,527	10,916	7.61	187,442	11,518	8.21

Total interest-earning assets	236,771	12,658	7.14	243,365	13,716	7.53
Other assets	25,142			25,873

Total assets	$261,913			$269,238

Deposits: interest-bearing	$209,902	4,607	2.93%	$224,249	6,263	3.73%
Federal funds borrowed	780	18	3.08	207	9	5.81
Borrowed funds	5,699	134	3.14	333	13	5.22

Total interest-bearing deposits and borrowings	$216,381	4,759	2.94	$224,789	6,285	3.74
Noninterest-bearing demand deposits	22,193			21,085
Other liabilities	1,981			1,481
Shareholders’ equity	21,358			21,883

Total liabilities and shareholders’ equity	$261,913			$269,238

Net interest income		$7,899			$7,431

Interest rate spread			4.20%			3.79%

Net interest margin (6)			4.46%			4.08%

(4)	Average yields on all securities have been computed based on amortized cost. Income on tax-exempt securities has been computed on a fully taxable-equivalent basis using a 34% tax rate and a 20% disallowance of interest expense deductibility under TEFRA rules. The amount of such adjustment was $278,000 and $292,000 for 2008 and 2007 respectively.

(5)	Average balance is net of deferred loan fees and loan discounts. Interest income includes loan fees of$411,000 and $462,000 and deferred dealer reserve expense of $194,000 and $198,000 in 2008 and 2007 respectively.

(6)	Net interest income as a percentage of average interest-earning assets.
Dramatic decreases of short-term interest rates forced management to focus, almost daily, on deposit pricing strategies to alleviate mounting compression on net interest margin. Interest expense for the three and nine-month periods ended September 30, 2008 was $1,426,000 and $4,759,000 respectively, compared to $2,155,000 and $6,285,000 for the same periods in 2007. This reflects a decrease of $729,000 or 33.83% for the three-month period and a year-to-date decrease of $1,526,000 or 24.28% from 2007. The weighted average cost of funds for the three-month period in 2008 was 2.66%, a decrease of 117 basis points from 3.83% in 2007. Average interest-

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
bearing balances for the three-month period in 2008 totaled $213,478,000, a decrease of $9,935,000 or 4.45% from $223,413,000 for the same period in 2007. The weighted average cost of funds for the nine-month period in 2008 was 2.94%, a decrease of 80 basis points from 3.74% in 2007. Average interest-bearing balances for the nine-month period in 2008 totaled $216,381,000, a decrease of $8,408,000 or 3.74% from $224,789,000 for the same period in 2007. The Corporation’s net interest margin on a taxable-equivalent basis for the three and nine-month periods ended September 30, 2008 was 4.65% and 4.46% respectively, compared to 4.01% and 4.08% for the same periods in 2007 reflecting an increase of 64 and 38 basis points.
The provision for loan losses is recorded to bring the allowance for loan losses to a level deemed appropriate by management. During 2008, the provision for loan losses was $270,000 and $625,000 for the three and nine-months respectively, compared to $240,000 and $952,000 for the same periods in 2007 resulting in an increase of $30,000 or 12.50% for the three-month period and a decrease of $327,000 or 34.35% for the nine-month period. The provision for loan losses is predominantly a function of the methodology and other qualitative and quantitative factors used to determine the adequacy of the allowance for loan losses which focuses on changes in the size and character of the loan portfolio, changes in levels of impaired and other nonperforming loans, historical losses and delinquencies on each portfolio category, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other factors which could affect potential credit losses.
Noninterest income for the three and nine-month periods in 2008 was $698,000 and $1,910,000 respectively, compared to $611,000 and $1,763,000 for the same periods in 2007, reflecting increases of $87,000 or 14.24% and $147,000 or 8.34% for the three and nine-month periods respectively. Following are the most significant factors contributing to the increase in noninterest income.
•	Service charges and related deposit account fees increased $37,000 or 7.91% and $101,000 or 7.76% for the three and nine-month periods in 2008 from $468,000 and $1,301,000 for the same periods in 2007. Overdraft and non-sufficient funds charges of $291,000 and $773,000 for the three and nine-month periods in 2008, increased $10,000 or 3.56% and $41,000 or 5.60% from $281,000 and $732,000 for the same periods in 2007, due primarily to the implementation of an overdraft protection system during the second quarter in 2007. Monthly service charges on deposit accounts totaled $54,000 and $155,000 for the three and nine-month periods in 2008, an increase of $10,000 or 22.73% and $17,000 or 12.32%, respectively from $44,000 and $138,000 for the same periods in 2007, due primarily to the restructuring of service charge fees during 2008. ATM income of $127,000 and $377,000 for the three and nine-month periods in 2008 increased $10,000 or 8.55% and $37,000 or 10.88% from $117,000 and $340,000 for the same periods in 2007, due to an increase in non-customer transactions and the placement of an additional ATM in a local business.
•	Income from bank—owned life insurance increased $15,000 or 28.30% and $44,000 or 28.21% for the three and nine-month periods ended September 30, 2008 from $53,000 and $156,000 for the same periods in 2007.
Noninterest expense for the three and nine-month periods ended September 30, 2008 totaled $2,475,000 and $7,618,000 respectively, a decrease of $298,000 or 10.75% and $778,000 or 9.27% from $2,773,000 and $8,396,000 for the same periods in 2007. The following discussion highlights the significant changes in noninterest expense.
•	Personnel expense of $1,336,000 and $3,996,000 for the three and nine-month periods ended September 30, 2008 decreased $84,000 or 5.92% and $309,000 or 7.18% from $1,420,000 and $4,305,000 for the same periods in 2007, due primarily to 21.5 fewer full time equivalent employees (FTE) in 2008. During the first quarter of 2008, the Corporation contracted an outside firm to conduct a bank wide performance evaluation. During the second quarter the reduction in force was implemented to improve the Bank’s overall efficiency and profitability. These actions followed staff reductions that occurred through retirement and other voluntary departures.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
•	Premises and equipment of $380,000 and $1,185,000 for the three and nine-month periods ended September 30, 2008 decreased $29,000 or 7.09% and $105,000 or 8.14% from $409,000 and $1,290,000 for the same periods in 2007, primarily due to a decrease in depreciation expense on existing computer equipment and the sale of ATM equipment during 2008.

•	Data processing fees of $68,000 and $202,000 for the three and nine-month periods in 2008 decreased $24,000 or 26.09% and $56,000 or 21.71% from $92,000 and $258,000 for the same periods in 2007.

•	Professional fees represent legal, audit and outside consulting fees paid by the Corporation. Professional fees totaled $81,000 and $461,000 for the three and nine-month periods ended September 30, 2008, compared to $123,000 and $433,000 for the same periods in 2007. This represents a decrease of $42,000 or 34.15% for the three-month period, due primarily from a reduction in costs relating to the Sarbanes Oxley 404 compliance in 2008, as the professional costs associated with the first year implementation were higher in 2007. The increase in professional fees of $28,000 or 6.47% during the nine-month period is due primarily to the bank wide performance study conducted during the first quarter in 2008.

•	Other operating expenses totaled $416,000 and $1,223,000 for the three and nine-month periods ended September 30, 2008, down $142,000 or 25.45% and $297,000 or 19.54% from $558,000 and $1,520,000 for the same periods in 2007. The most significant decreases during the nine-month period of 2008 was a decrease of $45,000 in check card losses, primarily relating to stolen or unauthorized usage of debit cards, a decrease of $70,000 in other expense resulting from impairment losses taken against the Advantage Finance building during the second and third quarters in 2007 and a decrease of $45,000 in loss on disposal of fixed assets, resulting from the disposal of furniture and equipment at Advantage Finance.
The Corporation recorded net income before income taxes of $595,000 and $1,288,000 for the three and nine-month periods ended September 30, 2008, an increase of $656,000 and $1,734,000 for the same periods in 2007. Income tax expense for the nine-month period ended September 30, 2008 totaled $198,000, reflecting an effective tax rate of 15.37%, compared to a tax credit of $398,000 for the nine-month period ended September 30, 2007. Net income after taxes totaled $471,000 and $1,090,000 for the three and nine-month periods in 2008, compared to net income of $60,000 and a net loss of $48,000 for the same periods in 2007, reflecting an increase of $411,000 and $1,138,000 for the three and nine-month periods, respectively.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The Corporation has certain obligations and commitments to make future payments under contracts. At September 30, 2008, the aggregate contractual obligations and commitments are:

	Payments Due by Period
Contractual obligations		Less Than	1-3	3-5	After
(In thousands)	Total	One Year	Years	Years	5 Years
Time deposits and certificates of deposit	$112,577	$70,940	$32,974	$8,492	$171

Borrowed funds	13,300	8,300	5,000	—	—

Total	$125,877	$79,240	$37,974	$8,492	$171

	Amount of Commitment — Expiration by Period
Other commitments		Less Than	1-3	3-5	After
(In thousands)	Total	One Year	Years	Years	5 Years
Commitments to extend commercial credit	$9,735	$6,482	$1,002	$152	$2,099

Commitments to extend consumer credit	12,594	10,109	—	2,308	177

Standby letters of credit	250	250	—	—	—

Total	$22,579	$16,841	$1,002	$2,460	$2,276

Items listed above under “Contractual Obligations” represent standard bank financing activity under normal terms and practices. Such funds normally roll over or are replaced by like items depending on the then-current financing needs. Items shown under “Other Commitments” also represent standard bank activity, but for extending credit to bank customers. Commercial credits generally represent lines of credit or approved loans with drawable funds still available under the contract terms. On an on-going basis, approximately half of these amounts are expected to be drawn. Consumer credits generally represent amounts drawable under revolving home equity lines. Such amounts are usually deemed less likely to be drawn upon in total, as consumers tend not to draw down all amounts on such lines. Utilization rates tend to be fairly constant over time. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including normal business activities, bond financings, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Letters of credit are issued both on an unsecured and secured basis. Collateral securing these types of transactions is similar to collateral securing the Bank’s commercial loans. The Bank is also continually engaged in the process of approving new loans in a bidding competition with other banks. Management and board committees approve the terms of these potential new loans with conditions or counter terms presented to the applicant customers. Customers may accept these terms, make a counter proposal, or accept terms from a competitor. These loans are not yet under contract but offers have been tendered, and would be required to be funded if accepted. Such agreements total approximately $2,482,000 at of September 30, 2008, with various maturity terms.
LIQUIDITY AND CAPITAL RESOURCES
The Corporation’s liquidity, primarily represented by cash, cash equivalents and federal funds sold, is a result of its operating, investing and financing activities, which are summarized in the Condensed Consolidated Statements of Cash Flows. Primary sources of funds are deposits, prepayments and maturities of outstanding loans and securities. While scheduled payments from the amortization of loans and securities are relatively predictable sources of funds,

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and industry competition. Funds are primarily used to meet ongoing commitments, satisfy operational expenses, pay maturing certificates of deposit and savings withdrawals and fund loan demand, with excess funds being invested in short-term, interest-earning assets. Additional funds are generated through Federal Home Loan Bank advances, overnight borrowings and other sources. The Corporation’s liquidity ratio at September 30, 2008 was 5.55% compared to 7.70% at December 31, 2007. Management believes its sources of liquidity are adequate to meet the needs of the Corporation.
Net cash flows resulted in an increase of $186,000 in cash equivalents and federal funds sold for the nine-month period ended September 30, 2008 compared to a decrease of $1,997,000 for the same period in 2007. During 2008, cash flows from maturities and repayments of available for sale securities of $8,333,000, overnight borrowings of $3,300,000 and Federal Home Loan Bank advances of $7,000,000 was used to fund loan growth of $3,258,000, pay dividends of $648,000 and replace declining deposit balances of $15,132,000. During 2007, cash flows from maturities and repayments of available for sale securities and loans of $1,537,000 and $1,567,000 respectively, was used to purchase tax-exempt securities while Federal Home Loan Bank advances were used to cover declining deposit balances.
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
The Bank’s leverage and risk-based capital ratios at of September 30, 2008 were 8.14% and 11.16% respectively, compared to leverage and risk-based capital ratios of 7.89% and 11.12% at December 31, 2007. The Bank exceeded minimum regulatory requirements to be considered well capitalized for both periods. Should it be necessary to raise capital to expand the activities of the Corporation, there are sufficient un-issued shares to effect a merger, or solicit new investors.
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
Item 4 — Controls and Procedures
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Corporation conducted an evaluation of its disclosure controls and procedures, pursuant to Securities Exchange Act of 1934, Rule 13a-15(e). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of the end of the period covered by this report. There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

COMMERCIAL BANCSHARES, INC.
FORM 10-Q
Quarter ended September 30, 2008
PART II — OTHER INFORMATION
Item 1 — Legal Proceedings:
There are no matters required to be reported under this item.
Item 1A. — Risk Factors:
In addition to the risk factors disclosed in the annual report on Form 10-K for the year ended December 31, 2007, the following risk factors could affect the Corporation’s business, financial condition or results of operations.
The Corporation Is Subject To Extensive Government Regulation and Supervision
As indicated in the Corporation’s discussion of risk factors contained in its annual report on Form 10-K for the fiscal year ended, December 31, 2007, changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, may affect the Corporation in substantial and unpredictable ways, including but not limited to, subjecting the Corporation to additional oversight and related expenses, as well as limiting the business of the Corporation. In that respect, on October 3, 2008 President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”) for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Pursuant to the authority provided by EESA, various programs have been proposed or are currently in the process of being implemented, including but not limited to, a program for the purchase by the U.S. Treasury of up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions, as well as a program pursuant to which the U.S. Treasury will acquire senior preferred stock and warrants for the purchase of common stock from participating financial institutions (the “TARP Capital Purchase Program”). Any programs established under the EESA may ultimately result in the banking and financial services industry becoming even more heavily regulated, and compliance with new regulations may increase the Corporation’s costs and subject it to additional restrictions. However, it is impossible for the Corporation to predict with certainty the impact these programs and any related regulatory changes, may have on the business of the Corporation.
Economic Conditions
As indicated in the Corporation’s discussion of risk factors contained in its annual report on Form 10-K for the fiscal year ended December 31, 2007, the Corporation’s success depends significantly on the economic conditions of North Central Ohio and the specific local markets in which the Corporation operates. Currently, increased concern over the stability of the financial markets in general has led to a widespread tightening of credit, and the current state of our nation’s overall economy has directly impacted the economies of the Corporation’s market areas. Further general economic and market-related developments also have the potential to negatively affect the Corporation’s primary markets, which in turn could negatively impact the financial condition and performance of the Corporation.
In addition, there can be no assurance regarding the actual impact that the EESA, its implementing regulations, and any related U.S. Treasury or any other governmental program will have on the financial markets. The failure of the EESA and any measures implemented thereunder to stabilize the financial markets could materially and adversely affect the business, financial condition, results of operations, access to credit or the trading price of the Corporation’s common stock.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds:
The following table reflects shares repurchased by the Corporation during the third quarter ended September 30, 2008. These shares were purchased as part of a program approved by the Corporation’s Board of Directors in June 2002. The Corporation has no publicly announced stock repurchase plans or programs.

COMMERCIAL BANCSHARES, INC.
FORM 10-Q
Quarter ended September 30, 2008
PART II — OTHER INFORMATION

			Total Number of
		Average	Shares	Maximum Number
	Total	Price	Purchased as	Of Shares that May
	Number	Paid	Part of Publicly	Yet be Purchased
	Of Shares	Per	Announced Plans	Under the Plan
Period	Purchased	Share	Or Programs	Or Programs
7/01/08 — 7/31/08	- 0 -	n/a	- 0 -	23,548
8/01/08 — 8/31/08	- 0 -	n/a	- 0 -	23,548
9/01/08 — 9/30/08	- 0 -	n/a	- 0 -	23,548
Total	- 0 -	n/a	- 0 -	23,548
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
The Company issued 593 shares totaling $14,343 under the Commercial Savings Bank Deferred Compensation Plan, a nonqualified deferred compensation plan, to various members of the Board during the three-month period ended September 30, 2008. These transactions were not registered, but were made in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933.
Item 3 — Defaults upon Senior Securities:
There are no matters required to be reported under this item.
Item 4 — Submission of Matters to a Vote of Security Holders:
There are no matters required to be reported under this item.
Item 5 — Other Information:
There are no matters required to be reported under this item.
Item 6 — Exhibits:

Exhibit Number	Description of Document

3.1a.	Amended Articles of Incorporation of the Corporation (incorporated by reference to Registrant’s Form 8-K dated April 27, 1995)

3.1.b.	Amendment to the Corporation’s Amended Articles of Incorporation to increase the number of shares authorized for issuance to 4,000,000 common shares, no par value (incorporated by reference to Appendix I to Registrant’s Definitive Proxy Statement filed March 13, 1977)

3.2	Code of Regulations of the Corporation (incorporated by reference to Registrant’s Form 8-K dated April 27, 1995)

4	Form of Certificate of Common Shares of the Corporation (incorporated by reference to Registrant’s Form 8-K dated April 27, 1995)

COMMERCIAL BANCSHARES, INC.
FORM 10-Q
Quarter ended September 30, 2008
PART II — OTHER INFORMATION

Exhibit Number	Description of Document

11	Statement re computation of per share earnings (reference is hereby made to Note 2 to the Consolidated Financial Statements on page 8 hereof)

31.1	Certification by CEO Pursuant to Sarbanes Oxley Section 302

31.2	Certification by CFO Pursuant to Sarbanes Oxley Section 302

32.1	Certification by CEO Pursuant to Sarbanes Oxley Section 906

32.2	Certification by CFO Pursuant to Sarbanes Oxley Section 906

COMMERCIAL BANCSHARES, INC.
SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL BANCSHARES, INC. (Registrant)
Date: November 14, 2008	by	/s/ Robert E. Beach
(Signature)
Robert E. Beach President and Chief Executive Officer

Date: November 14, 2008	by	/s/ Scott A. Oboy
(Signature)
Scott A. Oboy Executive Vice President and Chief Financial Officer