Form 10-K
period 2008-12-31
COMMERCIAL BANCSHARES INC \OH\
filed 2009-03-31
CIK 1009976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008.
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
Title of Each Class
Common Shares, no par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Based on the closing price of the registrant’s common shares as of June 30, 2008, the aggregate value of the voting common shares held by non-affiliates was $24,716,635.
At March 31, 2009, there were issued and outstanding 1,178,938 of the registrant’s Common Shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s 2008 Annual Report to Shareholders are incorporated by reference into Parts I and II of this Form 10-K. Portions of the registrant’s Proxy Statement dated April 3, 2009 for the May 13, 2009 Annual Meeting of Shareholders are incorporated by reference into Part III of the Form 10-K.

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
Although wholly-owned by the Corporation, the Bank functions as an independent community bank. The Bank was organized on April 20, 1920 as a state-chartered Bank and incorporated as “The Lewis Bank & Trust Corporation” under the laws and statutes of the State of Ohio. An amendment to the articles of incorporation on February 8, 1929 changed the name of the Bank to its present name. The Bank provides customary retail and commercial banking services to its customers, including acceptance of deposits for demand, savings and time accounts, individual retirement accounts (IRAs) and servicing of such accounts; commercial, consumer and real estate lending, including installment loans, and safe deposit and night depository facilities. The Bank is a nonmember of the Federal Reserve System, is insured by the Federal Deposit Insurance Corporation (FDIC) and is regulated by the Ohio Division of the Financial Institutions and the FDIC.
The Bank grants residential, installment and commercial loans to customers located primarily in the Ohio counties of Wyandot, Marion and Hancock and the surrounding area. Commercial loans are primarily variable rate and include operating lines of credit and term loans made to small businesses primarily based on the ability to repay the loan from the cash flow of the business. Such loans are typically secured by business assets such as equipment and inventory, and occasionally by the business owner’s personal residence. When the borrower is not an individual, the Bank generally obtains the personal guarantee of the business owner. Commercial real estate loans are primarily secured by borrower-occupied business real estate, and are dependent on the ability of the related business to generate adequate cash flow to service the debt. Such loans predominantly carry adjustable interest rates. Residential real estate loans are made with primarily variable rates and are secured by the borrower’s residence. Such loans are made based on the borrower’s ability to make repayment from employment and other income. The Bank generally makes these loans in amounts of 80% or less of the value of collateral. An appraisal is obtained from a qualified real estate appraiser for substantially all loans secured by real estate. Construction loans are secured by residential and business real estate that primarily will be borrower-occupied upon completion. The Bank usually does not make the permanent loan at the end of the construction phase, unless the customer accepts a variable rate mortgage. Installment loans to individuals include loans secured by automobiles and other consumer assets, including second mortgages on personal residences. Loans secured by automobiles are generated both by direct application from the customer and from the Bank’s purchase of indirect retail installment contracts from the dealers. The Bank entered into a business relationship during 2000 whereby the Bank obtained an ownership interest in Beck Title Agency, Ltd. of Carey, Ohio (“Beck Title”). This joint venture provides an additional source of fee income for title research activity on new home loan originations in the local market.
As with other financial institutions, the earnings of the Corporation are affected by general economic conditions and by the monetary policies of the Federal Reserve Board. The Federal Reserve Board exerts a substantial influence on interest rates and credit conditions primarily through open market operations in U.S. Government securities, setting the reserve requirement of member banks and establishing the discount rate on bank borrowings. The Federal Reserve Board’s policies have a direct impact on loan and deposit growth along with interest rates charged and paid on outstanding balances. They also impact the source, cost of funds and the rates of return on investments. Changes in the Federal Reserve Board’s monetary policies have had a significant impact on the operating results of the Corporation and are expected to continue to do so in the future however, the exact impact upon the future business and earnings cannot accurately be predicted.

The general economic conditions in the Corporation’s market area have generally been consistent with the state as a whole. The Corporation is not aware of any exposure to material costs associated with environmental hazardous waste cleanup. The Bank’s loan procedures require that where such potential risk is considered likely to exist, before approving any commercial real estate loan, management must obtain state and federal environmental regulatory studies.
Competition in Financial Services
The Bank, Commercial Financial and Beck Title compete for business primarily in the Ohio counties of Wyandot, Hancock and Marion. The Corporation’s competitors for business come from two primary sources: large regional firms and independent community banks and thrifts. As of June 30, 2008 (the most recent date for which the FDIC provides market share information), there were approximately 18 depository institutions (excluding credit unions) competing in these markets. As of that date, the Corporation ranked 8th in total market share, with aggregate deposits of approximately $222 million.
The Bank also competes, particularly for deposit dollars, with insurance companies, brokerage firms and investment companies. Competition with independent community banks is enhanced by creating product niches so as not to resort solely to pricing as a means to attract business.
Employees
Currently the Corporation has 84 full-time employees and 16 part-time employees.
Supervision and Regulation
General
Commercial Bancshares, Inc. is a corporation organized under the laws of the State of Ohio. The business in which the Corporation and its subsidiary are engaged is subject to extensive supervision, regulation and examination by various bank regulatory authorities. The supervision, regulation and examination to which the Corporation and its subsidiaries are subject are intended primarily for the protection of depositors and the deposit insurance funds that insure the deposits of banks, rather than for the protection of shareholders.
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
The Bank is an Ohio chartered commercial bank. It is subject to regulation and examination by both the Ohio Division of Financial Institutions (the “ODFI”) and the Federal Deposit Insurance Corporation (the “FDIC”).
The Holding Company
As a holding company incorporated and doing business within the State of Ohio, the Corporation is subject to regulation and supervision under the Bank Holding Act of 1956, as amended (the “Act”). The Corporation is required to file with the Federal Reserve Board, on a quarterly basis, information pursuant to the Act. The Federal Reserve Board may conduct examinations or inspections of the Corporation and the Bank.

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
On November 12, 1999, the Gramm-Leach Bliley Act (the “GLB Act”) was enacted into law. The GLB Act made sweeping changes with respect to the permissible financial services which various types of financial institutions may now provide. The Glass-Steagall Act, which had generally prevented banks from affiliation with securities and insurance firms, was repealed. Pursuant to the GLB Act, bank holding companies may elect to become a “financial holding company,” provided that all of the depository institution subsidiaries of the bank holding company are “well capitalized” and “well managed” under applicable regulatory standards.
Under the GLB Act, a bank holding company that has elected to become a financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. Activities that are “financial in nature” include securities underwriting, dealing and market-making, sponsoring mutual funds and investment companies, insurance underwriting and agency, merchant banking and activities that the Federal Reserve Board has determined to be closely related to banking. No Federal Reserve Board approval is required for the Corporation to acquire a company, other than a bank holding company, bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board. Prior Federal Reserve Board approval is required before the Corporation may acquire the beneficial ownership or control of more than five percent of the voting shares, or substantially all of the assets, of a bank holding company, bank or savings association. If any subsidiary bank of the Corporation ceases to be “well capitalized” or “well managed” under applicable regulatory standards, the Federal Reserve Board may, among other actions, order the Corporation to divest the subsidiary bank. Alternatively, the Corporation may elect to conform its activities to those permissible for a bank holding company that is not also a financial holding company. If any subsidiary bank of the Corporation receives a rating under the Community Reinvestment Act of 1977 of less than satisfactory, the Corporation will be prohibited from engaging in new activities or acquiring companies other than bank holding companies, banks or savings associations.
The Bank
General.
The Bank is an Ohio-chartered bank that is not a member of the Federal Reserve System and is therefore regulated by the ODFI as well as the FDIC. The regulatory agencies have the authority to regularly examine the Bank, which is subject to all applicable rules and regulations promulgated by its supervisory agencies. In addition, the Bank’s deposits are insured by the FDIC to the fullest extent permitted by law.
Deposit Insurance.
As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which all insured institutions are placed into one of nine categories and assessed insurance premiums based upon their respective levels of capital and results of supervisory evaluations. Institutions classified as well capitalized (as defined by the FDIC) and considered healthy, pay the lowest premium while institutions that are less than adequately capitalized (as defined by the FDIC) and considered of substantial supervisory concern, pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order, or any condition imposed in writing by, or written agreement with, the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital. The Corporation’s management is not aware of any activity or condition that could result in termination of the Bank’s FDIC deposit insurance.
Capital Requirements.
The Federal Reserve Board, ODFI and FDIC require banks and holding companies to maintain minimum capital ratios. The “risk-adjusted” capital guidelines for the Bank and the Corporation involve a mathematical process of assigning various risk weights to different classes of assets, then evaluating the sum of the risk-weighted balance sheet structure against the Bank’s and the Corporation’s capital base. The rules set the minimums guidelines for the ratio of capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) at 8%. Tier 1 capital is comprised of common equity, retained earnings, and a limited amount of perpetual preferred stock less certain intangible items. At least half of the total capital is to be Tier 1 Capital. The remainder may consist of a limited amount of subordinated debt, other preferred stock, and a portion of the loan loss reserves (not to exceed 1.25% of risk-weighted assets). The Bank anticipates maintaining capital at a level sufficient to be classified as “well capitalized” pursuant to the Federal Reserve guidelines.
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
The capital requirements described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, the regulations provide that additional capital may be required to take adequate account of, among other things, interest rate risk or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. As of December 31, 2008, the Bank exceeded its minimum regulatory capital requirements with a total risk-based capital ratio of 11.25%, a Tier 1 risk-based capital ratio of 10.07% and a Tier 1 leverage ratio of 8.05%.
In addition to the minimum regulatory capital requirements discussed above, provisions contained in the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) expressly provide for certain supervisory actions which are directly keyed to the capital levels of an insured depository institution. These “prompt corrective action” provisions impose progressively more restrictive constraints on operations, management and capital distributions of a particular institution as its regulatory capital decreases. Using Tier 1 risk-based, total risk-based, and Tier 1 leverage capital ratios as the relevant measures, FDIC insured depository institutions are grouped into one of the following five prompt corrective action capital categories: well capitalized, adequately capitalized; undercapitalized; significantly undercapitalized; and critically undercapitalized. An institution is considered well capitalized if it has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a Tier 1 leverage capital ratio of at least 5%, provided, however, such institution is not subject to a written advisement, order or capital directive to meet and maintain a specific capital level for any particular capital measure. An adequately capitalized institution must have a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4% and a Tier 1 leverage capital ratio of at least 4% (3% if the institution has achieved the highest composite rating in its most recent examination). At December 31, 2008, the Bank satisfied all requirements for inclusion in the “well capitalized” category.

Dividends.
Ohio law prohibits the Bank, without the prior approval of the ODFI, from paying dividends in an amount greater than the lesser of its undivided profits or the total of its net income for that year, combined with its retained net income from the preceding two years. The payment of dividends by any financial institution or its holding company is also affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be under-capitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2008.
Branching Authority
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
Depositor Preference.
The Federal Deposit Insurance Act provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors and shareholders of the institution.
Privacy Provisions of Gramm-Leach-Bliley Act.
Under the GLB Act, federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to non-affiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to non-affiliated third parties. The privacy provisions of the GLB Act affect how consumer information is transmitted through diversified financial companies and conveyed to outside venders.
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

Fiscal and Monetary Policies.
The Bank’s business and earnings are affected significantly by the fiscal and monetary policies of the federal government and its agencies. The Bank is particularly affected by the policies of the Federal Reserve Board, which regulates the supply of money and credit in the United States. Among the instruments of monetary policy available to the Federal Reserve are (a) conducting open market operations in United States government securities, (b) changing the discount rates of borrowings of depository institutions, (c) imposing or changing reserve requirements against depository institutions’ deposits, and (d) imposing or changing reserve requirements against certain borrowing by banks and their affiliates. These methods are used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. For that reason alone, the policies of the Federal Reserve Board have a material effect on the earnings of the Bank.
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
Congress regularly considers legislation that may have an impact upon the operations of the Corporation and the Bank. At this time, the Corporation is unable to predict whether any proposed legislation will be enacted and, therefore, is unable to predict the impact such legislation may have on the operations of the Corporation.
The Credit Crisis and the Emergency Economic Stabilization Act of 2008
In response to recent unprecedented financial market turmoil, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted on October 3, 2008. EESA authorizes the U.S. Treasury Department to provide up to $700 billion in funding for the financial services industry. Pursuant to the EESA, the Treasury was initially authorized to use $350 billion for the Troubled Asset Relief Program (TARP). Of this amount, Treasury allocated $250 billion to the TARP Capital Purchase Program. On January 15, 2009, the second $350 billion of TARP monies was released to the Treasury. The Secretary’s authority under TARP expires on December 31, 2009 unless the Secretary certifies to Congress that extension is necessary provided that his authority may not be extended beyond October 3, 2010. The Company is not participating in the TARP Capital Purchase Program.
Before and after EESA, there have been numerous actions by the Federal Reserve Board, Congress, the Treasury, the FDIC, the SEC and others to further the economic and banking industry stabilization efforts, including the American Recovery and Reinvestment Act. It remains unclear at this time what further legislative and regulatory measures will be implemented under EESA affecting the Company.

Statistical Disclosures
The following statistical information for 2008, 2007, and 2006, included in the Annual Report is incorporated herein by reference.

Annual
Report
Page
Return on Equity and Assets	2
Volume / Rate Analysis	8
Distribution of Assets, Liabilities and Shareholders’ Equity	9
Loan Portfolio	11
Summary of Loan Loss Experience	11–13
Investment Portfolio	14
Deposits	15
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
ITEM 1A — RISK FACTORS
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
The Corporation is Subject to Interest Rate Risk
The Corporation’s earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond the Corporation’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, could influence not only the interest the Corporation receives on loans and securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) the Corporation’s ability to originate loans and obtain deposits, (ii) the fair value of the Corporation’s financial assets and liabilities, and (iii) the average duration of the Corporation’s mortgage-backed securities portfolio. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Corporation’s net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall at a faster pace than the interest rates paid on deposits and other borrowings.

Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on the Corporation’s results of operations, any substantial, unexpected or prolonged change in market interest rates could have a material adverse effect on the Corporation’s financial condition and results of operations. See the sections captioned “Results of Operations — Net Interest Income” and “Quantitative and Qualitative Disclosures about Market Risk” set forth in the Corporation’s 2008 Annual Report to Shareholders incorporated herein by reference.
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
As of December 31, 2008, approximately 71.4% of the Corporation’s loan and lease portfolio consisted of commercial, construction and commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because the Corporation’s loan portfolio contains a significant number of commercial and industrial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Corporation’s financial condition and results of operations. See the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Loans” set forth in the Corporation’s 2008 Annual Report to Shareholders and incorporated herein by reference.
The Corporation’s Allowance For Loan and Lease Losses May Be Insufficient
The Corporation maintains an allowance for loan and lease losses, which is an allowance established through a provision for loan and lease losses charged to expense, that represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans and leases. The allowance, in the judgment of management, is necessary to reserve for estimated loan and lease losses and risks inherent in the loan and lease portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan and lease portfolio quality, current economic conditions, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan and lease losses inherently involves a high degree of subjectivity and requires the Corporation to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Corporation’s control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review the Corporation’s allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan and lease losses, the Corporation will need additional provisions to increase the allowance for loan and lease losses. These increases in the allowance for loan and lease losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on the Corporation’s financial condition and results of operations. See the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Allowance for Loan Losses” set forth in the Corporation’s 2008 Annual Report to Shareholders incorporated herein by reference for further discussion related to the Corporation’s process for determining the appropriate level of the allowance for loan and losses.

The Corporation’s Profitability Depends Significantly on Economic Conditions in North Central Ohio
The Corporation’s success depends primarily on the general economic conditions of North Central Ohio and the specific local markets in which the Corporation operates. Unlike larger national or other regional banks that are more geographically diversified, the Corporation provides banking and financial services to customers primarily in the North Central Ohio counties of Wyandot, Marion and Hancock. The local economic conditions in these areas have a significant impact on the demand for the Corporation’s products and services as well as the ability of the Corporation’s customers to repay loans, the value of the collateral securing loans and the stability of the Corporation’s deposit funding sources. A significant decline in general economic conditions caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets or other factors could impact these local economic conditions and, in turn, have a material adverse effect on the Corporation’s financial condition and results of operations.
The Corporation Operates In A Highly Competitive Industry and Market Area
The Corporation faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include national, regional, and community banks within the various markets in which the Corporation operates. The Corporation also faces competition from many other types of financial institutions, including but not limited to, savings and loans, credit unions, finance companies, brokerage firms, insurance companies, factoring companies and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of the Corporation’s competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than the Corporation can. The Corporation’s ability to compete successfully depends on a number of factors, including, among other things:
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
The Corporation Is Subject To Extensive Government Regulation and Supervision
The Corporation, primarily through Commercial Savings Bank, is subject to extensive federal regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect the Corporation’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Corporation in substantial and unpredictable ways. Such changes could subject the Corporation to additional costs, limit the types of financial services and products the Corporation may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Corporation’s business, financial condition and results of operations. While the Corporation has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. See the section captioned “Supervision and Regulation” in Part I, Item 1, located elsewhere in this report.

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
The Corporation’s Information Systems May Experience An Interruption Or Breach In Security
The Corporation relies heavily on communications and information systems to conduct its business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Corporation’s customer relationship management, general ledger, deposit, loan and other systems. While the Corporation has policies and procedures designed to prevent or limit the effect failure, interruption or security breach of its information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of the Corporation’s information systems could damage the Corporation’s reputation, result in a loss of customer business, subject the Corporation to additional regulatory scrutiny, or expose the Corporation to civil litigation and possible financial liability, any of which could have a material adverse effect on the Corporation’s financial condition and results of operations.

The Corporation Continually Encounters Technological Change
The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. The Corporation’s future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as create additional efficiencies in the operations of the Corporation. Many of the Corporation’s competitors have substantially greater resources to invest in technological improvements. The Corporation may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on the Corporation’s business and, in turn, the Corporation’s financial condition and results of operations.
The Corporation’s Articles Of Incorporation and Code of Regulations, As Well As Certain Banking Laws, May Have An Anti-Takeover Effect
Provisions of the Corporation’s articles of incorporation and code of regulations and federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire the Corporation, even if doing so would be perceived to be beneficial to the Corporation’s shareholders. The combination of these provisions effectively inhibits a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of the Corporation’s common shares.
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
The Bank considers its physical properties to be in good operating condition (subject to reasonable wear and tear) and suitable for the purposes for which they are being used. Operations of the Bank’s wholly owned subsidiary, Advantage Finance, were consolidated into the Bank’s operations in June 2006 and the property in Marion, Ohio was put up for sale. The AFI building sold in October 2008. In November 2008, the Corporation sold its Westerville office. This building was purchased in 2000 and opened in 2001. This office did not meet established performance or profitability goals. Further analysis of the Bank’s demographics showed this office was outside the geographical footprint of its other locations.

ITEM 3 — LEGAL PROCEEDINGS
There is no pending litigation, other than routine litigation incidental to the business of the Corporation, Bank or Commercial Financial of a material nature involving or naming the Corporation, Bank or Commercial Financial as a defendant. Furthermore, there are no material legal proceedings in which any director, officer or affiliate of the Corporation, or any security holder owning five percent of the Corporation’s common stock; or any associates of such persons is a party or has a material interest that is adverse to the Corporation, Bank or Commercial Financial. None of the routine litigation in which the Corporation, Bank or Commercial Financial is involved is expected to have a material adverse impact on the financial position or results of operations of the Corporation, Bank or Commercial Financial.
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matter was submitted to a vote of security holders during the fourth quarter of 2008.
PART II
ITEM 5 — MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The information set forth under the heading “Shareholder Information” on page 43 of the Annual Report is incorporated herein by reference.
Issuer Purchases of Equity Securities
The following table reflects shares repurchased by the Corporation during the fourth quarter, 2008 as part of a program approved by the Corporation’s Board of Directors in June 2002. The Corporation has no publicly announced stock repurchase plans or programs.

				Maximum Number
			Total Number of	(or Approximate
	Total		Shares Purchased as	Dollar Value)
	Number	Average	Part of Publicly	of Shares that May Yet
	of Shares	Price Paid	Announced Plans	be Purchased Under
Period	Purchased	per Share	or Programs	the Plans or Programs

October 1, 2008 – October 31, 2008	-0-	n/a	-0-	23,548

November 1, 2008 – November 30, 2008	-0-	n/a	-0-	23,548

December 1, 2008 – December 31, 2008	-0-	n/a	-0-	23,548

Total	-0-	n/a	-0-	23,548

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
ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
The information set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 3 through 20, inclusive, of the Annual Report is incorporated herein by reference.
ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information set forth under the heading “Quantitative and Qualitative Disclosures about Market Risk” on page 18 of the Annual Report is incorporated herein by reference.
ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information contained in the consolidated financial statements and related notes and the report of independent registered public accounting firm thereon, on pages 21 through 42, inclusive, of the Annual Report is incorporated herein by reference.
ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no changes in or disagreements with the Corporation’s independent accountants on accounting and financial disclosures.
ITEM 9A — CONTROLS AND PROCEDURES
Commercial Bancshares, Inc. carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of December 31, 2008, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2008, in timely alerting them to material information required to be in the Corporation’s (including its consolidated subsidiaries) periodic SEC filings.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Corporation. Under the supervision and with the participation of management, including principal executive and principal financial officers, an evaluation was of the effectiveness of internal control over financial reporting was conducted based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, as required by paragraph (c) of §240.13a-15 of this chapter. Based on the evaluation under Internal Control — Integrated Framework, management concluded that the Corporation’s internal control over financial reporting was effective as of December 31, 2008. This annual report does not include an attestation report of the Corporation’s registered public accounting firm regarding internal control over financial accounting. Management’s report was not subject to attestation by the Corporation’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Corporation to provide only management’s report in this annual report. There was no change in the Corporation’s internal control over financial reporting that occurred during the Corporations’ fiscal quarter ending December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
ITEM 9B — OTHER INFORMATION
None.
PART III
ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Information concerning Directors and Executive Officers of the Corporation appear under the captions “Board and Committee Membership,” “Committees of the Board,” “Information relating to Nominees and other Directors,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Corporation’s Definitive Proxy Statement dated April 3, 2009 for the Annual Meeting of Shareholders to be held on May 13, 2009 and is incorporated herein by reference.
The Corporation has adopted a code of ethics that applies to its principal executive officer, principal financial officer, and principal accounting officer. A copy of the Corporation’s Code of Ethics may be viewed on the Corporation’s website, www.csbanking.com. In the event the Corporation makes an amendment to, or grants any waiver of, a provision of its code of ethics, the Corporation intends to disclose such amendment or waiver, the reasons for it, and the nature of any waiver, the name of the person to whom it was granted, and the date, on the Corporation’s internet website.
ITEM 11 — EXECUTIVE COMPENSATION
Information concerning executive compensation appears, under the captions “Compensation,” “Summary Compensation Table,” “Outstanding Equity Awards at Fiscal Year and Year-End,” “Deferred Compensation Plan,” and “Employment Agreements” in the Corporation’s Definitive Proxy Statement dated April 3, 2009 for the Annual Meeting of Shareholders to be held on May 13, 2009 and is incorporated herein by reference.
ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information concerning security ownership of certain beneficial owners and management is contained under the captions “Voting Securities and Principal Holders Thereof,” “Information Relating to Nominees and other Directors,” and “Share Ownership of Management and Directors” in the Corporation’s Definitive Proxy Statement dated April 3, 2008 for the Annual Meeting of Shareholders to be held on May 13, 2009 and is incorporated herein by reference.

The following table includes information as of December 31, 2008 with respect to the 1997 Commercial Bancshares, Inc. Stock Option Plan, under which equity securities of the Corporation are authorized for issuance. Authorization to make new awards under this plan expired on January 1, 2007. The Corporation has no other compensation plans under which equity securities of the Corporation are authorized for issuance.

Number of securities
remaining available for
	Number of securities to be	Weighted-average	future issuance under
	issued upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column[a])
	(a)	(b)	(c)
Equity Compensation plans approved by security holders	6,602	$24.59	-0-
ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Information concerning director independence and certain relationships and related transactions is contained under the caption “Director Independence and Related Party Transactions” in the Corporation’s Definitive Proxy Statement dated April 3, 2009 for the Annual Meeting of Shareholders to be held on May 13, 2009 and is incorporated herein by reference.
ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information concerning principal accountant fees and services is contained under the caption “Principal Accounting Firm Fees” of the Corporation’s Definitive Proxy Statement dated April 3, 2009 for the Annual Meeting of Shareholders to be held on May 13, 2009 and is incorporated herein by reference.
PART IV
ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)
The following Consolidated Financial Statements and related Notes to Consolidated Financial Statements, together with the report of the Independent Registered Public Accounting Firm dated March 13, 2009 appear on pages 21 through 42 of the Commercial Bancshares, Inc. 2008 Annual Report and are incorporated herein by reference.

1.	Financial Statements

Consolidated Balance Sheets December 31, 2008 and 2007

Consolidated Statements of Income for the Years Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements for the Years Ended December 31, 2008, 2007 and 2006

Report of Independent Registered Public Accounting Firm

Financial statement schedules are omitted as they are not required or are not applicable or because the required information is included in the consolidated financial statements or notes thereto.

(b) EXHIBITS

Exhibit Number		Description of Document

2		Purchase and Assumption Agreement dated May 12, 2008 (incorporated by reference to Registrant’s Form 8-K filed on May 14, 2008)

3.1	.a	Amended Articles of Incorporation of the Corporation (incorporated by reference to Registrant’s Form 8-K dated April 27, 1995)

3.1	.b	Amendment to the Corporation’s Amended Articles of Incorporation to increase the number of shares authorized for issuance to 4,000,000 common shares, no par value (incorporated by reference to Appendix I to Registrant’s Definitive Proxy Statement filed March 13, 1997)

3.2		Code of Regulations of the Corporation (incorporated by reference to Registrant’s Form 8-K dated April 27, 1995)

4		Form of Certificate of Common Shares of the Corporation (incorporated by reference to Registrant’s Form 8-K dated April 27, 1995)

10.1		Commercial Bancshares, Inc. 1997 Stock Option Plan (incorporated by reference to Appendix II to our Proxy Statement, as filed with the SEC on Schedule 14A on March 13, 1997)

10.2		Commercial Bancshares, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 4.1 to our Registration Statement Form S-8, as filed with the SEC on March 17, 1999)

10.3		Executive Employment Contract with Robert E. Beach dated November 1, 2007 (incorporated by reference to Exhibit 10 to Registrant’s Form 8-K filed November 7, 2007)

10.4		Executive Employment Contract with Scott A. Oboy, dated June 8, 2005 (incorporated by reference to Exhibit 10.5 to Registrant’s Form 10-K filed March 31, 2006)

10.5		Confidential Separation Agreement and General Release with Philip W. Kinley, dated June 30, 2007 (incorporated by reference to Exhibit 10.5 to Registrant’s Form 10-K filed March 31, 2008)

10.6		Commercial Bancshares Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-K filed March 31, 2005)

Exhibit Number	Description of Document

10.7	Executive Employment Contract with Steven M. Strine dated March 3, 2008 (incorporated by reference to Exhibit 10 to Registrant’s Form 8-K filed March 31, 2008)

13	Annual Report to Shareholders for the Year Ended 2008

21	Subsidiaries of the Registrant

23	Consent of Plante & Moran, PLLC

31.1	Rule 13a-14(a) Certification (CEO)

31.2	Rule 13a-14(a) Certification (CFO)

32.1	Section 1350 Certification (CEO)

32.2	Section 1350 Certification (CFO)
All of such previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-K. Such documents are available to shareholders without charge upon request from the Issuer.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the under signed, thereunto duly authorized.

03/31/2009	COMMERCIAL BANCSHARES, INC.
Date	By:	/s/ ROBERT E. BEACH
Robert E. Beach, President and CEO
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2009.

Signatures	Signatures

/s/ ROBERT E. BEACH	/s/ MARK DILLON
Robert E. Beach	Mark Dillon
President and Principal Executive Officer	Director

/s/ SCOTT A. OBOY	/s/ DEBORAH J. GRAFMILLER
Scott A. Oboy	Deborah J. Grafmiller
Executive Vice President and Chief Financial Officer	Director

/s/ MICHAEL A. SHOPE	/s/ KURT D. KIMMEL
Michael A. Shope	Kurt D. Kimmel
Director, Chairman of the Board	Director

/s/ STANLEY K. KINNETT	/s/ RICHARD SHEAFFER
Stanley K. Kinnett	Richard Sheaffer
Director, Vice Chairman of the Board	Director

/s/ DANIEL E. BERG	/s/ LYNN R. CHILD
Daniel E. Berg	Lynn R. Child
Director	Director

/s/ J. WILLIAM BREMYER	/s/ LEE M. SISLER
J. William Bremyer	Lee M. Sisler
Director	Director

EXHIBIT INDEX

Exhibit
Number	Description of Document

13	Annual Report to Shareholders for the Year Ended 2008

21	Subsidiaries of the Registrant

23	Consent of Plante & Moran, PLLC

31.1	Rule 13a-14(a) Certification (CEO)

31.2	Rule 13a-14(a) Certification (CFO)

32.1	Section 1350 Certification (CEO)

32.2	Section 1350 Certification (CFO)