Form 10-Q
period 2009-03-31
COMMERCIAL BANCSHARES INC \OH\
filed 2009-05-08
CIK 1009976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period ended March 31, 2009.
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
if Changed Since Last Report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 8, 2009, the last practicable date, there were 1,136,397 outstanding of the registrant’s common shares, no par value.

COMMERCIAL BANCSHARES, INC.

COMMERCIAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in thousands)

	March 31,	December 31,
	2009	2008
ASSETS
Cash and cash equivalents	$4,682	$5,357
Federal funds sold	13,279	3,577

Cash equivalents and federal funds sold	17,961	8,934

Securities available for sale	38,038	38,323
Total loans	196,985	197,948
Allowance for loan losses	(2,348)	(2,483)

Loans, net	194,637	195,465
Premises and equipment, net	7,704	7,922
Accrued interest receivable	1,372	1,035
Other assets	9,639	8,116

Total assets	$269,351	$259,795

LIABILITIES
Deposits
Noninterest-bearing demand	$21,785	$19,396
Interest-bearing demand	72,415	70,926
Savings and time deposits	104,833	100,100
Time deposits $100,000 and greater	41,776	41,246

Total deposits	240,809	231,668
FHLB advances	5,000	5,000
Accrued interest payable	332	337
Other liabilities	1,406	1,485

Total liabilities	247,547	238,490

SHAREHOLDERS’ EQUITY
Common stock, no par value; 4,000,000 shares authorized, 1,178,938 shares issued in 2009 and 2008	11,305	11,282
Retained earnings	11,831	11,836
Deferred compensation plan shares; at cost, 23,971 shares in 2009, and 22,126 shares in 2008	(565)	(542)
Treasury stock; 42,541 shares in 2009 and 2008	(1,163)	(1,163)
Accumulated other comprehensive income (loss)	396	(108)

Total shareholders’ equity	21,804	21,305

Total liabilities and shareholders’ equity	$269,351	$259,795

See notes to the consolidated financial statements.

COMMERCIAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2009	2008
Interest income
Interest and fees on loans	$3,363	$3,695
Interest on securities:
Taxable	199	321
Nontaxable	201	204
Federal funds sold	6	7

Total interest income	3,769	4,227

Interest expense
Interest on deposits	1,384	1,777
Interest on borrowings	41	71

Total interest expense	1,425	1,848

Net interest income	2,344	2,379
Provision for loan losses	284	135

Net interest income after provision for loan losses	2,060	2,244

Noninterest income
Service fees and overdraft charges	421	435
Gains on repossessed asset sales, net	2	7
Other income	143	147

Total noninterest income	566	589

Noninterest expense
Salaries and employee benefits	1,273	1,330
Premises and equipment	402	423
State and local taxes	89	100
Data processing	62	69
FDIC deposit insurance	95	17
Professional fees	96	226
Advertising and promotional	47	55
Software maintenance	70	63
Other operating expense	295	309

Total noninterest expense	2,429	2,592

Income before income taxes	197	241
Income tax expense (credit)	-14	1

Net income	$211	$240

Basic earnings per common share	$.19	$.21

Diluted earnings per common share	$.19	$.21

See notes to the consolidated financial statements.

COMMERCIAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2009	2008

Balance at beginning of period	$21,305	$21,266

Comprehensive income
Net income	211	240
Change in net unrealized gain (loss) on securities available for sale, net of reclassification and tax effects	504	400

Total comprehensive income	715	640

Cumulative effect of change in accounting for postretirement obligations	—	(406)

Dividends paid ($.19 and $.19 per share in 2009 and 2008)	(216)	(216)

Balance at end of period	$21,804	$21,284

See notes to the consolidated financial statements.

COMMERCIAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
	($ In thousands)

Cash flows from operating activities
Net income	$211	$240
Adjustments	(777)	337

Net cash from operating activities	(566)	577

Cash flows from investing activities
Purchases of securities available for sale	(1,335)	—
Securities available for sale Maturities and repayments	2,355	4,607
Net change in loans	(341)	3,558
Proceeds from sale of OREO and repossessed assets	24	42
Bank premises and equipment expenditures	(36)	(226)

Net cash from investing activities	667	7,981

Cash flows from financing activities
Net change in deposits	9,142	(4,875)
Increase in FHLB advances	—	5,000
Decrease in FHLB advances	—	(5,000)
Net change in federal funds purchased	—	2,800
Cash dividends paid	(216)	(216)

Net cash from financing activities	8,926	(2,291)

Net change in cash equivalents and federal funds sold	9,027	6,267

Cash equivalents and federal funds sold at beginning of period	8,934	6,544

Cash equivalents and federal funds sold at end of period	$17,961	$12,811

Supplemental disclosures
Cash paid for interest	$1,430	$1,880
Cash paid for income taxes	100	0
Non-cash transfer of loans to OREO and repossessed assets	1,149	33
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
The condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the Corporation’s financial position at March 31, 2009, and the results of operations and changes in cash flows for the periods presented have been made.
Certain information and footnote disclosures typically included in financial statements prepared in accordance with U.S. generally accepted principles have been omitted. The Annual Report for the year ended December 31, 2008, contains consolidated financial statements and related footnote disclosures, which should be read in conjunction with the accompanying consolidated financial statements. The results of operations for the period ended March 31, 2009 are not necessarily indicative of the operating results for the full year or any future interim period.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2 — EARNINGS PER SHARE
Weighted average shares used in determining basic and diluted earnings per share for the period ending March 31, are as follows:

	2009	2008
Weighted average shares outstanding during the period	1,136,397	1,136,397
Dilutive effect of exercisable stock options	0	99

Weighted average shares considering dilutive effect	1,136,397	1,136,496

Anti-dilutive stock options not considered in computing diluted earnings per share	6,602	10,250
NOTE 3 — LOANS
Loans were as follows:

	March 31, 2009	December 31, 2008
	($ In thousands)

Commercial loans	$141,415	$141,266
Real estate loans	6,353	7,000
Construction loans	1,548	1,921
Consumer and credit card loans	22,145	21,596
Home equity loans	22,542	22,244
Indirect finance loans	2,982	3,921

Total loans	$196,985	$197,948

Total loans included loans to farmers for agricultural purposes of approximately $22,535,000 and $22,687,000 at March 31, 2009 and December 31, 2008 respectively.
Activity in the allowance for loan losses for the three months ended March 31 was as follows:

	2009	2008
	($ In thousands)

Beginning balance	$2,483	$2,411
Provision for loan loss	284	135
Loans charged off	(447)	(288)
Recoveries of loans previously charged-off	28	70

Ending balance	$2,348	$2,328

Impaired loans were as follows:

	March 31, 2009	December 31, 2008
	($ In thousands)

Period-end loans with no allocated allowance	$2,783	$3,767
Period-end loans with allocated allowance	1,345	1,588

Total	$4,128	$5,355

Amount of allowance for loan loss allocated	$272	$375

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Nonperforming loans were as follows:

	March 31, 2009	December 31, 2008
	($ In thousands)

Loans past due over 90 days still on accrual	$0	$0
Nonaccrual loans	4,128	5,355
The impaired and nonperforming loans have been considered in management’s evaluation of the adequacy of the allowance for loan losses.
NOTE 4 — OTHER COMPREHENSIVE INCOME
Other comprehensive income for the three months ended March 31 was as follows:

	2009	2008
	($ In thousands)

Unrealized holding gains (losses) on securities available for sale	$763	$606
Less: Reclassification adjustment for losses (gains) recognized in income	—	—

Net unrealized holding gains (losses)	763	606
Tax effect	259	206

Other comprehensive income	$504	$400

NOTE 5 — FAIR VALUE MEASUREMENTS
The following table presents information about the Corporation’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2009, and the valuation techniques used by the Corporation to determine those fair values.
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

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Disclosures concerning assets and liabilities measured at fair value are as follows:
Assets and Liabilities Measured at Fair Value on a Recurring Basis at March 31, 2009

	Quoted Prices in	Significant
	Active Markets	Other
	for Identical	Observable	Significant	Balance at
	Assets	Inputs	Unobservable Inputs	March 31,
($ in thousands)	(Level 1)	(Level 2)	(Level 3)	2009
Assets-Securities available for sale	$18,533	$19,505	$—	$38,038
Liabilities	$—	$—	$—	$—
Obligations of U.S. Government and federal agencies and securities from government-sponsored organizations have Level 1 inputs available for valuation. Securities characterized as having Level 2 inputs generally consist of obligations of state and political subdivisions.
The Corporation has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis. At March 31, 2009, such assets consist primarily of impaired loans. The Corporation has estimated the fair values of these assets using Level 3 inputs, specifically discounted cash flow projections. During the quarter ended March 31, 2009, the impairment charges recorded to the income statement for impaired loans were not significant.
Impaired loans accounted for under FAS 114 valued using Level 3 inputs consist of non-homogeneous loans that are considered impaired. Impaired loans valued using Level 3 inputs totaled $4,128,000 at March 31, 2009. The Corporation estimates the fair value of the loans based on the present value of expected future cash flows using management’s best estimate of key assumptions. These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals).

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
The following review presents management’s discussion and analysis of the consolidated financial condition of Commercial Bancshares, Inc. and its wholly owned subsidiaries, Commercial Savings Bank and Commercial Financial Insurance Agency, LTD at March 31, 2009, compared to December 31, 2008, and the consolidated results of operations for the quarter ended March 31, 2009 compared to the same period in 2008. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements and related footnotes.
Net income for the first quarter of 2009 was $211,000 compared to $240,000 for the first quarter of 2008, a decrease of $29,000 or 12.08%. The earnings resulted in a return on average equity of 3.91% in 2009 compared to 4.50% in 2008, and a return on average assets of 0.32% in 2009 compared to 0.36% in 2008. Basic and diluted earnings per share was $0.19 for the first quarter of 2009 compared to $0.21 per share for the same period in 2008. Provisions made to the loan loss reserve increased $149,000 to $284,000 for the first quarter of 2009 from $135,000 in 2008, primarily resulting from higher charge-offs of commercial real estate due to declining real estate values and general economic deterioration in local markets. The Corporation’s efficiency ratio improved slightly from 84.07% for the first quarter of 2008 to 83.55% for the first quarter of 2009. The economic challenges faced in 2008 are expected to intensify in 2009, further straining the operating environment for all businesses, especially financial institutions as credit concerns mount in a recessionary period. Future success lies in the ability to deliver competitive products and services in a cost-effective way. The Corporation has been geared toward this end by effectively leveraging human resources and aggressively managing operating costs.
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

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FINANCIAL CONDITION
Total assets increased $9,556,000 or 3.68% in 2009 to $269,351,000 from $259,795,000 at December 31, 2008. Cash and federal funds sold totaled $17,961,000 at March 31, 2009, an increase of $9,027,000 from $8,934,000 at year-end 2008. Because of the uncertainty in the current capital and funding markets management has been maintaining an unusually high position of liquidity in the form of cash and due from banks and interest-earning bank deposits relative to prior periods and believes the Corporation’s aggregate liquidity position is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term. Securities available for sale totaled $38,038,000 at March 31, 2009, a decrease of $285,000 or 0.74% from $38,323,000 at December 31, 2008 primarily due to scheduled pay downs and prepayments of mortgage-backed securities. Securities are classified as available for sale because it is management’s intent to hold the securities for an indefinite period of time and/or to use the securities as part of the Corporation’s asset/liability management strategy.
Gross loans at March 31, 2009 totaled $196,985,000, down $963,000 or 0.49% from $197,948,000 at December 31, 2008. Commercial and agricultural loans increased $149,000, consumer loans increased $1,153,000 and home equity loans increased $298,000 reflecting the Corporation’s continued focus on customers within local markets. Offsetting this growth were declines in real estate loans of $1,020,000 as recessionary economic conditions continue to weaken the real estate market throughout the state along with declines in indirect finance loans and indirect out-of-state loans of $939,000 and $604,000 respectively, resulting from management’s decision to discontinue originations and allow these portfolios to run-off.
The Corporation’s loan portfolio represents its largest and highest yielding assets. It also contains the most risk of loss. This risk is due mainly to changes in borrowers’ primary repayment capacity, general economic conditions and to collateral values that are subject to change over time. These risks are managed with specific underwriting guidelines, loan review procedures, third party reviews and continued personnel training. Executive management has been monitoring the current downturn in the real estate market and the overall economy, and has implemented the following measures to proactively manage credit risk in the loan portfolios:
1)	Reviewed all underwriting guidelines for various loan portfolios and have strengthened underwriting guidelines for 1-4 family investment properties to address identified risks.

2)
Evaluated outside loan review parameters, engaging the services of a well-established firm to continue with such loan review, addressing not only on specific loans but underwriting, analysis, documentation, credit evaluation and risk identification.

3)	Increased the frequency of internal reviews of past due and delinquent loans to assess probable credit risks early in the delinquency process to minimize losses.

4)
Aggressively seeking ownership and control, when appropriate, of real estate properties which would otherwise go through time—consuming and costly foreclosure proceedings to effectively control the disposition of such collateral.

Although Executive management has been diligent in assessing the situation and providing a viable plan to minimize losses, a prolonged economic slowdown will place significant pressure on consumers and businesses in the Corporation’s local markets.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The allowance for loan losses was $2,348,000 at March 31, 2009, a decrease of $135,000 or 5.44% from $2,483,000 at December 31, 2008. The ratio of the allowance to total loans was 1.19% at March 31, 2009 compared to 1.25% at year-end 2008. The Corporation provided $284,000 to the allowance for loan losses during 2009 to maintain the balance at an adequate level following net charge-offs of $419,000. Annualized net charge-offs for 2009 is 0.86% compared to 0.54% at year-end 2008 with increases primarily in the commercial portfolio. The increase in commercial net charge-offs for the current period is primarily due to large commercial real estate properties that were charged down when taken into Other Real Estate Owned “OREO. “
The following summarizes the charge-off and recovery activity for the first quarter ended March 31, 2009 and the year-to-date charge-off and recovery activity for 2008.
Three Months Ended March 31, 2009

				Net charge-offs as a
				percent of		Annualized
				total	total	net
(Amounts in thousands)	charge-offs	recoveries	net	charge-offs	loans	charge-offs
Commercial	247	—	247	58.96%	0.13%	0.51%
Real estate	56	—	56	13.48%	0.03%	0.12%
Home equity	—	—	—	—	—	—
Consumer & credit cards	97	20	77	18.38%	0.04%	0.16%
Indirect consumer finance	47	8	39	9.18%	0.01%	0.08%

Total	447	28	419	100.00%	0.21%	0.86%
Year-end December 31, 2008

				Net charge-offs as
				a percent of
				total	total
(Amounts in thousands)	charge-offs	recoveries	net	charge-offs	loans
Commercial	690	94	596	56.47%	0.31%
Real estate	35	—	35	3.36%	0.02%
Home equity	—	—	—	—	—
Consumer & credit cards	256	54	202	21.06%	0.10%
Indirect consumer finance	298	76	222	19.11%	0.11%

Total	1,279	224	1,055	100.00%	0.54%
The allowance for loan losses specifically related to impaired loans at March 31, 2009 and December 31, 2008 was $272,000 and $375,000 respectively, having principal balances of $1,345,000 and $1,588,000. Interest income on impaired loans is recognized after all past due and current principal payments have been made. For the current year, no interest payments have been recorded on impaired loans.
Other assets totaled $9,639,000 at March 31, 2009, an increase of $1,523,000 or 18.77% from $8,116,000 at year-end 2008 primarily resulting from increases in other real estate owned of $936,000 and repossessed assets of $142,000. OREO represents properties acquired by the Corporation through loan defaults by customers. OREO property is carried at the lower of cost or estimated fair market value less estimated expenses to be incurred to sell the property. OREO properties undergo periodic impairment evaluations using fair value estimates and any adjustments to the carrying amount are included in noninterest expense. During the first quarter six properties were taken into OREO with a carrying value of $944,000, offset with the sale of two properties, valued at $18,000.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The Corporation’s major source of funds is provided by core deposits from individuals and businesses and consist of all noninterest and interest bearing deposits excluding brokered deposits and certificates of deposits greater than $100,000. Core deposits were 82.65% of total deposits at March 31, 2009 compared to 82.20% at December 31, 2008. The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates and competition. The Bank offers a variety of deposit products in an attempt to remain competitive and respond to changes in consumer demand. All deposit products increased during the first quarter from $231,668,000 at December 31, 2008 to $240,809,000 at March 31, 2009 with the most significant increases in certificate of deposits and noninterest bearing demand accounts with $4,156,000 and $2,389,000 respectively.
Shareholders’ equity increased $499,000 or 2.34% primarily due to the increase in the market value of securities available for sale, net of tax, of $504,000. The Corporation paid a cash dividend for the first quarter of $0.19 per share. Total shareholders’ equity to total assets dropped slightly to 8.10% at March 31, 2009 from 8.20% at December 31, 2008.
RESULTS OF OPERATIONS
Net income totaled $211,000 for the first quarter of 2009, a decrease of $29,000 from $240,000 during the first quarter of 2008. The Corporation ended the first quarter with net income before taxes of $197,000, a decrease of $44,000 or 18.26% from the same period in 2008 primarily due to an increase in provision expense of $149,000 offset by decreases in most overhead expenses. The following discussion details the contributing factors influencing these operating results.
Interest income for the first quarter of 2009 was $3,769,000 compared to $4,227,000 in the first quarter of 2008, a decrease of $458,000 or 10.84%. Interest income on a fully taxable equivalent basis totaled $3,862,000, a decrease of $465,000 or 10.75% from $4,327,000 in 2008. This decrease was due primarily to the decrease in the average yield earned on loans during the current quarter of 6.99% from the average yield earned in 2008 of 7.70%, a decrease of 71 basis points on an average balance of $195,206,000 in 2009 compared to $193,082,000 in 2008, an increase of $2,124,000 or 1.10%. Average securities available for sale of $38,415,000 in 2009, decreased $9,962,000 or 20.59% from $48,377,000 in 2008 primarily due to calls of U.S. Government Agencies with very little change in the average yield paid, 1 basis point from 2008 to 2009.
Interest expense for the first quarter of 2009 was $1,425,000, a decrease of $423,000 or 22.89% from $1,848,000 in 2008. Average interest bearing deposit balances of $216,289,000 increased $2,899,000 or 1.36% from $213,390,000 in 2008 while the average rate paid on outstanding balances decreased 75 basis points along with a decrease of $3,438,000 in average borrowed funds with a decrease of 7 basis points in the average rate paid.
Net interest income, on a fully taxable equivalent basis, totaled $2,437,000 for the three-month period ended March 31, 2009 compared to $2,479,000 in 2008, a decrease of $42,000 or 1.69%. The Corporation’s net interest margin on a fully taxable equivalent basis decreased 5 basis points to 4.06% for the three-month period ended March 31, 2009 from 4.11% in 2008.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Provisions made to the loan loss reserve during 2009 totaled $284,000, an increase of $149,000 from $135,000 during 2008 primarily resulting from an increase in commercial net charge-offs. Additional information relating to net charge-offs for the period ended March 31, 2009 and year-end 2008 is presented in the preceding chart.
Non-interest income during 2009 totaled $566,000, a decrease of $23,000 or 3.90% from non-interest income of $589,000 during 2008. The most significant decrease was in service and overdraft charges of $14,000 principally due to lower average outstanding balances in demand deposit accounts during 2009 compared to 2008.
Non-interest expense during 2009 totaled $2,429,000, a decrease of $163,000 or 6.29% from $2,592,000 in 2008. The following discussion highlights the significant changes in noninterest expense.
Personnel expense of $1,273,000 decreased $57,000 or 4.29% in 2009 from $1,330,000 in 2008 primarily due to a decrease in salaries and related payroll taxes resulting from the bank-wide restructuring in 2008 to improve the Corporation’s overall efficiency and profitability. Premises and equipment expense of $402,000 during 2009 decreased $21,000 or 4.96% from $423,000 in 2008 primarily due to lower building and maintenance costs from the sale of the Westerville office during the third quarter of 2008.
Professional fees represent legal, audit and outside consulting fees paid by the Corporation. Professional fees totaled $96,000 for the first quarter of 2009 a decrease of $130,000 from $226,000 in 2008 primarily resulting from the bank wide performance study conducted during the first quarter 2008 along with legal and consulting services used to assist with various projects.
Offsetting the decreases in noninterest expense was the increase in FDIC deposit insurance of $78,000 due to the increase in deposit insurance premiums.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Yield Analysis
The following table provides an analysis of the average balances, yields and rates on interest-earning assets and interest-bearing liabilities.

	Three Months Ended March 31,
	2009			2008
	Average		Average	Average	Average
	balance	Interest	yield/rate	balance	Interest	yield/rate
	(Dollars in thousands)

Federal funds sold	$9,709	$6	0.25%	$930	$7	3.01%
Securities (1)	38,415	493	5.20	48,377	625	5.19
Loans (2)	195,206	3,363	6.99	193,082	3,695	7.70

Total interest-earning assets	243,330	3,862	6.44	242,389	4,327	7.18
Other assets	22,901			25,885

Total assets	$266,231			$268,274

Interest-bearing deposits	$216,289	1,384	2.60%	$213,390	1,777	3.35%
Borrowed funds	5,000	41	3.32	8,438	71	3.39

Total interest-bearing deposits and borrowings	$221,289	1,425	2.61	$221,828	1,848	3.35
Noninterest-bearing demand deposits	21,281			22,648
Other liabilities	1,777			2,341
Shareholders’ equity	21,884			21,457

Total liabilities and shareholders’ equity	$266,231			$268,274

Net interest income		$2,437			$2,479

Interest rate spread			3.83%			3.83%

Net interest margin (3)			4.06%			4.11%

(1)
Average yields on all securities have been computed based on amortized cost. Income on tax-exempt securities has been computed on a fully taxable equivalent basis using a 34% tax rate and a 20% disallowance of interest expense deductibility under TEFRA rules. The amount of such adjustment was $93,000 and $100,000 for 2009 and 2008, respectively.

(2)	Average balance is net of deferred loan fees of $68,000 and $108,000 for 2009 and 2008 respectively, as well as $596,000 and $1,590,000 of unearned income for the same years.

(3)	Net interest income as a percentage of average interest-earning assets.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
LIQUIDITY
The Corporation’s liquidity primarily represented by cash equivalents and federal funds sold, is a result of its operating, investing and financing activities, which are summarized in the Condensed Consolidated Statements of Cash Flows. Primary sources of funds are deposits, prepayments and maturities of outstanding loans and securities. While scheduled payments from the amortization of loans and securities are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Funds are primarily used to meet ongoing commitments, satisfy operational expenses, pay maturing certificates of deposit and savings withdrawals and fund loan demand with excess funds invested in short-term interest-earning assets. Additional funds are generated through Federal Home Loan Bank advances and overnight borrowings. The Corporation’s liquidity ratio at March 31, 2009 was 9.50% compared to 6.02% at year-end 2008. Management believes that its sources of liquidity are adequate to meet the needs of the Corporation.
Net cash flows resulted in an increase of $9,027,000 in cash equivalents and federal funds sold since December 31, 2008 primarily due to the increase in deposit balances of $9,142,000 compared to the increase of $6,267,000 in cash equivalents and federal funds during the same period a year ago. Last year the increase was primarily due to maturities and repayments from securities available for sale of $4,607,000, loan maturities and repayments of $3,558,000 and overnight borrowings of $2,800,000 offset by a decline in deposit balances of $4,875,000.
CAPITAL RESOURCES
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
The Bank’s leverage and risk-based capital ratios as of March 31, 2009 were 8.0% and 11.0% respectively, compared to leverage and risk-based capital ratios of 7.7% and 11.0% respectively, at year-end 2008. The Bank exceeded regulatory requirements to be considered well capitalized for both periods. Should it become necessary to raise capital to expand the activities of the Corporation, there are sufficient un-issued shares to effect a merger, or solicit new investors.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The Company has certain obligations and commitments to make future payments under contracts. At March 31, 2009, the aggregate contractual obligations and commitments are:
Contractual obligations
(In thousands)

	Payments Due by Period
		Less Than			After
	Total	One Year	1-3 Years	3-5 Years	5 Years
Time deposits and certificates of deposit	$131,521	$82,035	$36,245	$13,108	$133

Borrowed funds	5,000	—	5,000	—	—

Total	$136,521	$82,035	$41,245	$13,108	$133

Other commitments
(In thousands)

	Amount of Commitment — Expiration by Period
		Less Than			After
	Total	One Year	1-3 Years	3-5 Years	5 Years
Commitments to extend commercial credit	$8,241	$4,323	$2,120	$—	$1,798

Commitments to extend consumer credit	11,553	369	82	4,417	6,685

Standby letters of credit	150	150	—	—	—

Total	$19,944	$4,842	$2,202	$4,417	$8,483

Other obligations/commitments include the deferred compensation plan, Index plan reserve and split dollar life insurance. The timing of payments for these plans is unknown. See Note 1 of the 2008 Annual Report for additional details.
Items listed under “Contractual obligations” represent standard bank financing activity under normal terms and practices. Such funds normally rollover or are replaced by like items depending on then-current financing needs. Items shown under “Other commitments” also represent standard bank activity, but for extending credit to bank customers. Commercial credits generally represent lines of credit or approved loans with drawable funds still available under the contract terms. On an on-going basis, about half of these amounts are expected to be drawn. Consumer credits generally represent amounts drawable under revolving home equity lines or credit card programs. Such amounts are usually deemed less likely to be drawn upon in total as consumers tend not to draw down all amounts on such lines. Utilization rates tend to be fairly constant over time. Standby letters of credit represent guarantees to finance specific projects whose primary source of financing come from other sources. In the unlikely event of the other source’s failure to provide sufficient financing, the bank would be called upon to fill the need. The Corporation is also continually engaged in the process of approving new loans in a bidding competition with other banks. Management and Board committees approve the terms of these potential new loans with conditions and/or counter terms made to the applicant customers. Customers may accept the terms, make a counter proposal, or accept terms from a competitor. These loans are not yet under contract, but offers have been tendered, and would be required to be funded if accepted. Such agreements represent approximately $587,000 at March 31, 2009, in varying maturity terms.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 3. Quantitative and Qualitative Disclosures about Market Risk
A significant market risk to which the Corporation is exposed is interest rate risk. The business of the Corporation and the composition of its balance sheet consist of investments in interest-earning assets (primarily loans and securities), which are funded by interest-bearing liabilities (deposits and borrowings). These financial instruments have varying levels of sensitivity to changes in the market rates of interest, resulting in market risk. Interest rate risk is managed regularly through the Corporation’s Asset/Liability Management Committee (ALCO). The two primary methods to monitor and manage interest rate risk are rate-sensitivity gap analysis and review of the effects of various interest rate shock scenarios. Based upon ALCO’s review, there has been no significant change in the interest rate risk of the Corporation since year-end 2008. (See Quantitative and Qualitative Disclosures about Market Risk contained in the Annual Report to Shareholders for the year ended December 31, 2008.)
Item 4. Controls and Procedures
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Corporation conducted an evaluation of its disclosure controls and procedures, pursuant to Securities Exchange Act of 1934, Rule 13a-15(b). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of the end of the period covered by this report.
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

COMMERCIAL BANCSHARES, INC.
FORM 10-Q
Quarter ended March 31, 2009
PART II — OTHER INFORMATION
Item 1 — Legal Proceedings:
There are no matters required to be reported under this item.
Item 1A — Risk Factors
There have been no material changes from risk factors as previously disclosed in Part I, Item 1.A. of Commercial Bancshares, Inc.’s 10-K filed on March 31, 2009.
Item 2 — Unregistered Sales of Securities and Use of Proceeds:
The following table reflects shares repurchased by the Corporation during the quarter ended March 31, 2009 as part of a program approved by the Corporation’s Board of Directors in June 2002. The Corporation has no publicly announced stock repurchase plans or programs.

			Total Number of	Maximum Number (or
		Average	Shares	Approximate Dollar
	Total	Price	Purchased as	Value) of Shares that
	Number	Paid	Part of Publicly	May Yet be Purchased
	of Shares	per	Announced Plans	Under the Plan
Period	Purchased	Share	or Programs	or Programs
1/1/09 – 1/31/09	-0-	n/a	-0-	23,548

2/1/09 – 2/28/09	-0-	n/a	-0-	23,548

3/1/09 – 3/31/09	-0-	n/a	-0-	23,548

Total	-0-	n/a	-0-	23,548
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
The Company issued 1,845 shares totaling $20,020 under the Commercial Savings Bank Deferred Compensation Plan, a nonqualified deferred compensation plan, to various members of the Board during the three-month period ended March 31, 2009. These transactions were not registered, but were made in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

COMMERCIAL BANCSHARES, INC.
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

COMMERCIAL BANCSHARES, INC. (Registrant)
Date: 05/08/2009	/s/ Robert E. Beach
(Signature)
Robert E. Beach President and Chief Executive Officer

Date: 05/08/2009	/s/ Scott A. Oboy
(Signature)
Scott A. Oboy Executive Vice President and Chief Financial Officer

COMMERCIAL BANCSHARES, INC.
EXHIBIT INDEX

Exhibit
No.	Description of Document

31.1	Certification by CEO Pursuant to Sarbanes Oxley Section 302

31.2	Certification by CFO Pursuant to Sarbanes Oxley Section 302

32.1	Certification by CEO Pursuant to Sarbanes Oxley Section 906

32.2	Certification by CFO Pursuant to Sarbanes Oxley Section 906