Form 10-Q
period 2009-06-30
COMMERCIAL BANCSHARES INC \OH\
filed 2009-08-14
CIK 1009976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period ended June 30, 2009.
Commission File Number 000-27894
COMMERCIAL BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

OHIO (State or other jurisdiction of incorporation or organization)	34-1787239 (IRS Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 14, 2009, the latest practicable date, there were 1,136,397 outstanding shares of registrant’s common stock, no par value.

COMMERCIAL BANCSHARES, INC.

COMMERCIAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(Amounts in thousands)	2009	2008
ASSETS
Cash and cash equivalents	$4,764	$5,357
Federal funds sold	5,544	3,577

Cash equivalents and federal funds sold	10,308	8,934

Securities available for sale	39,235	38,323
Total loans	205,177	197,948
Allowance for loan losses	(2,402)	(2,483)

Loans, net	202,775	195,465
Premises and equipment, net	8,010	7,922
Accrued interest receivable	1,130	1,035
Other assets	9,476	8,116

Total assets	$270,934	$259,795

LIABILITIES
Deposits
Noninterest-bearing demand	$23,859	$19,396
Interest-bearing demand	77,998	70,926
Savings and time deposits	100,383	100,100
Time deposits $100,000 and greater	40,052	41,246

Total deposits	242,292	231,668
FHLB advances	5,000	5,000
Accrued interest payable	282	337
Other liabilities	1,735	1,485

Total liabilities	249,309	238,490

SHAREHOLDERS’ EQUITY
Common stock, no par value: 4,000,000 shares authorized, 1,178,938 shares issued in 2009 and 2008	11,204	11,282
Retained earnings	11,744	11,836
Deferred compensation plan shares: at cost, 20,291 shares in 2009 and 22,126 shares in 2008	(464)	(542)
Treasury stock; 42,541 in 2009 and 2008	(1,163)	(1,163)
Accumulated other comprehensive income (loss)	304	(108)

Total shareholders’ equity	21,625	21,305

Total liabilities and shareholders’ equity	$270,934	$259,795

See notes to the consolidated financial statements.

COMMERCIAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except per share data)	2009	2008	2009	2008
Interest income
Interest and fees on loans	$3,411	$3,608	$6,774	$7,303
Interest on securities:
Taxable	181	268	380	588
Nontaxable	197	204	398	408
Federal funds sold	8	6	14	14

Total interest income	3,797	4,086	7,566	8,313

Interest expense
Interest on deposits	1,240	1,458	2,624	3,234
Interest on borrowings	42	28	83	99

Total interest expense	1,282	1,486	2,707	3,333

Net interest income	2,515	2,600	4,859	4,980
Provision for loan losses	332	220	615	355

Net interest income after provision for loan losses	2,183	2,380	4,244	4,625

Noninterest income
Service fees and overdraft charges	455	487	875	923
Gains (losses): repossessed asset sales, net	(24)	6	(22)	13
Other income	167	126	310	273

Total noninterest income	598	619	1,163	1,209

Noninterest expense
Salaries and employee benefits	1,276	1,362	2,549	2,692
Premises and equipment	379	382	781	805
State and local taxes	99	104	187	205
Data processing	68	66	131	135
FDIC deposit insurance	275	17	370	35
Professional fees	135	154	231	380
Advertising and promotional	63	48	110	103
Software maintenance	73	66	143	129
Other operating expense	341	348	636	657

Total noninterest expense	2,709	2,547	5,138	5,141

Income before income taxes	72	452	269	693
Income tax expense (credit)	(57)	73	(71)	74

Net income	$129	$379	$340	$619

Basic earnings per common share	$0.11	$0.33	$0.30	$0.54

Diluted earnings per common share	$0.11	$0.33	$0.30	$0.54

See notes to the consolidated financial statements.

COMMERCIAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended
	June 30,
	2009	2008
Balance at beginning of period	$21,804	$21,284

Comprehensive income:
Net income	129	379
Change in net unrealized gain (loss) on securities available for sale, net of reclassification and tax effects	(92)	(547)

Total comprehensive income	37	(168)

Stock-based compensation	—	1

Dividends paid ($0.19 and $0.19 per share in 2009 and 2008)	(216)	(216)

Balance at end of period	$21,625	$20,901

	Six Months Ended
	June 30,
	2009	2008
Balance at beginning of period	$21,305	$21,266

Comprehensive income:
Net income	340	619
Change in net unrealized gain (loss) on securities available for sale, net of reclassification and tax effects	412	(148)

Total comprehensive income	752	471

Stock-based compensation	—	2

Cumulative effect of change in accounting for postretirement obligations	—	(406)

Dividends paid ($0.38 and $0.38 per share in 2009 and 2008)	(432)	(432)

Balance at end of period	$21,625	$21,901

See notes to the consolidated financial statements.

COMMERCIAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008

Cash flows from operating activities
Net income	$340	$619
Adjustments	462	889

Net cash from operating activities	802	1,508

Cash flows from investing activities
Purchases of securities available for sale	(4,047)	(150)
Calls, maturities and repayments on available for sale securities	3,664	7,611
Loans made to customers, net of repayments	(9,217)	868
Proceeds from sale of OREO and repossessed assets	559	49
Additions to bank premises and equipment	(580)	(253)

Net cash from investing activities	(9,621)	8,125

Cash flows from financing activities
Net change in deposits	10,625	(10,571)
Proceeds from other borrowings	—	10,000
Repayments on other borrowings	—	(10,000)
Net change in federal funds purchased	—	3,120
Cash dividends paid	(432)	(432)

Net cash from financing activities	10,193	(7,883)

Net change in cash equivalents and federal funds sold	1,374	1,750

Cash equivalents and federal funds sold at beginning of period	8,934	6,544

Cash equivalents and federal funds sold at end of period	$10,308	$8,294

Supplemental disclosures
Cash paid for interest	$2,763	$3,429
Cash paid for income taxes	192	—
Non-cash transfer of loans to OREO and repossessed assets	1,565	149
See notes to the consolidated financial statements.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
The condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the Corporation’s financial position at June 30, 2009, and the results of operations and changes in cash flows for the periods presented have been made.
Certain information and footnote disclosures typically included in financial statements prepared in accordance with U.S. generally accepted principles have been omitted. The Annual Report for the year ended December 31, 2008, contains consolidated financial statements and related footnote disclosures, which should be read in conjunction with the accompanying consolidated financial statements. The results of operations for the period ended June 30, 2009 are not necessarily indicative of the operating results for the full year or any future interim period.
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events, we have evaluated subsequent events through the date of this filing. We do not believe there are any material subsequent events which would require further disclosure.
Recently Issued Accounting Standards: On April 9, 2009 the Financial Accounting Standard Board (“FASB”) issued three FASB Staff Positions (“FSP”) intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:
1. FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide disclosures about the fair value of financial instruments in interim financial information. The FSP applies to all financial instruments within the scope of SFAS No. 107 and requires entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments, in both interim financial statements as well as annual financial statements. The adoption of FAS 107-1 and APB 28-1 increased the Corporation’s interim financial statement disclosures with regard to the fair value of financial instruments as presented in Note 5.
2. FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, is intended to provide greater clarity to investors about the credit and noncredit component of an other-than-temporary impairment (“OTTI”) event and to more effectively communicate when an OTTI event has occurred. This FSP applies to debt securities and requires that the total OTTI be presented in the statement of income with an offset for the amount of impairment that is recognized in other comprehensive income (loss). which is the noncredit component. Noncredit component losses are to be recorded in other comprehensive income (loss) if an investor can assess that (a) it does not have the intent to sell or (b) it is more likely than not that it will not have to sell the security prior to its anticipated recovery. The FSP is effective for interim and annual periods ending after June 15, 2009. The adoption of this FSP did not impact the Corporation’s consolidated statement of income, consolidated balance sheet or consolidated statement of cash flows. See Note 5 for further details.
3. FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly — This FSP provides additional guidance on determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurements under FAS No. 157, Fair Value Measurements. Adoption of FSP 157-4 did not impact the Corporation’s consolidated statement of income, consolidated balance sheet or consolidated statement of cash flows. See Note 5 for further details.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2 – EARNINGS PER SHARE
Weighted average shares used in determining basic and diluted earnings per share for the three months ended June 30:

	2009	2008
Weighted average shares outstanding during the period	1,136,397	1,136,397
Dilutive effect of exercisable stock options	0	71

Weighted average shares considering dilutive effect	1,136,397	1,136,468

Anti-dilutive stock options not considered in computing diluted earnings per share	6,602	14,722
Weighted average shares used in determining basic and diluted earnings per share for the six months ended June 30:

	2009	2008
Weighted average shares outstanding during the period	1,136,397	1,136,397
Dilutive effect of exercisable stock options	0	78

Weighted average shares considering dilutive effect	1,136,397	1,136,475

Anti-dilutive stock options not considered in computing diluted earnings per share	6,602	14,722
NOTE 3 – LOANS
Loans were as follows:

	June 30, 2009	December 31, 2008
	($ in thousands)
Commercial and agriculture loans	$148,425	$141,266
Real estate loans	6,958	7,000
Residential construction loans	1,551	1,921
Consumer and credit card loans	23,492	21,596
Home equity loans	22,468	22,244
Consumer finance loans	2,283	3,921

Total loans	$205,177	$197,948

Total loans included loans to farmers for agricultural purposes of approximately $25,943,000 and $22,687,000 at June 30, 2009 and December 31, 2008 respectively.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 – LOANS (continued)
Activity in the allowance for loan losses for the three months ended June 30 was as follows:

	2009	2008
	($ in thousands)
Beginning balance	$2,348	$2,328
Provision for loan loss	332	220
Loans charged off	(304)	(170)
Recoveries of loans previously charged-off	26	47

Ending balance	$2,402	$2,425

Activity in the allowance for loan losses for the six months ended June 30 was as follows:

	2009	2008
	($ in thousands)
Beginning balance	$2,483	$2,411
Provision for loan loss	615	355
Loans charged off	(751)	(458)
Recoveries of loans previously charged-off	55	117

Ending balance	$2,402	$2,425

Impaired loans were as follows:

	June 30, 2009	December 31, 2008
	($ in thousands)

Period-end loans with no allocated allowance	$2,463	$3,767
Period-end loans with allocated allowance	1,785	1,588

Total	$4,248	$5,355

Amount of allowance for loan loss allocated	$267	$375
Nonperforming loans were as follows:

	June 30, 2009	December 31, 2008
	($ in thousands)

Loans past due over 90 days still on accrual	$0	$0
Nonaccrual loans	4,248	5,355
The impaired and nonperforming loans have been considered in management’s evaluation of the adequacy of the allowance for loan losses.
NOTE 4 – OTHER COMPREHENSIVE INCOME (LOSS)
Other comprehensive income (loss) for the three months ended June 30:

	2009	2008
	($ in thousands)

Unrealized holding gains (losses) on securities available for sale	$(139)	$(829)
Less: Reclassification adjustment for losses (gains) recognized in income	—	—

Net unrealized holding gains (losses)	(139)	(829)
Tax effect	(47)	(282)

Other comprehensive income (loss)	$(92)	$(547)

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4 – OTHER COMPREHENSIVE INCOME (LOSS) (continued)
Other comprehensive income (loss) for the six months ended June 30:

	2009	2008
	($ in thousands)

Unrealized holding gains (losses) on securities available for sale	$624	$(224)
Less: Reclassification adjustment for losses (gains) recognized in income	—	—

Net unrealized holding gains (losses)	624	(224)
Tax effect	212	(76)

Other comprehensive income (loss)	$412	$(148)

NOTE 5 – FAIR VALUES AND MEASUREMENTS OF FINANCIAL INSTRUMENTS
The following table presents information about the Corporation’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2009, and the valuation techniques used by the Corporation to determine those fair values.
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
Disclosures concerning assets and liabilities measured at fair value are as follows:
Assets and liabilities measured at fair value on a recurring basis at June 30, 2009:

Significant
	Quoted Prices	Other	Significant
	in Active Markets	Observable	Unobservable
	for Identical	Inputs	Inputs	Balance at
($ in thousands)	Assets (Level 1)	(Level 2)	(Level 3)	June 30, 2009
Assets: Securities available for sale	$19,922	$19,313	$—	$39,235
Liabilities	$—	$—	$—	$—
Obligations of U.S. Government and federal agencies and securities from government-sponsored organizations have Level 1 inputs available for valuation. Securities characterized as having Level 2 inputs generally consist of obligations of state and political subdivisions.
The Corporation also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis. At June 30, 2009, such assets consist primarily of impaired loans and other real estate owned. The Corporation has estimated the fair values of these assets using Level 3 inputs, specifically discounted cash flow projections. During the quarter ended June 30, 2009, the impairment charges recorded to the income statement for impaired loans were not significant.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 – FAIR VALUES AND MEASUREMENTS OF FINANCIAL INSTRUMENTS (continued)
Impaired loans valued using Level 3 inputs totaled $4,248,000 at June 30, 2009. The Corporation estimates the fair value of the loans based on the present value of expected future cash flows using management’s best estimate of key assumptions. These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals).
Other real estate owned (“OREO”) and other repossessed assets are initially recorded at the lower of the carrying amount of the loan or fair value of the property less estimated costs to sell. This amount becomes the property’s new basis. Management considers third party appraisals as well as independent fair market value assessments from realtors or persons involved in selling OREO or repossessed assets in determining the fair value of particular properties.
Accordingly, the valuations of OREO and repossessed assets are subject to significant judgment. OREO, totaling $269,000 was taken into possession during the second quarter. The properties were measured at fair value less estimated sales expenses. There were no impairments taken on OREO property during the second quarter. Other repossessed assets taken into possession during the second quarter totaled $125,000. Certain assets were written-down $28,000 to reflect additional decreases in their fair market value after initial recognition at the time of repossession.
The estimated fair values of financial instruments (in thousands):

	June 30, 2009
	Carrying	Estimated
	Amount	Fair Value
Financial assets
Cash equivalents and federal funds sold	$10,308	$10,308
Securities available for sale	39,235	39,235
Loans, net of allowance for loan loss	202,775	198,943

Financial liabilities
Demand and savings deposits	$116,621	$116,621
Time deposits	125,671	125,583
Long-term borrowing	5,000	5,000
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate the value:
•	Cash equivalents and federal funds sold — The carrying amount is a reasonable estimate of fair value.
•	Investment securities — Fair values are based on quoted market prices in active markets for identical assets or similar assets in active markets.
•
Loans — The fair value of loans is estimated by discounting the future cash flows using the current rate at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

•	Demand and savings deposits — The fair value of demand and savings deposits is the amount payable on demand at the reporting date.
•	Time Deposits — The fair value of time deposits are estimated using the rates currently offered for deposits of similar remaining maturities.
•	Short-term borrowing — Given the short-term nature, the carrying amount is a reasonable estimate of fair value.
•	Long-term borrowing — Fair value is estimated by discounting the future cash flows using the current rate at which similar borrowings with similar remaining maturities could be made.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
The following review presents management’s discussion and analysis of the consolidated financial condition of Commercial Bancshares, Inc. and its wholly owned subsidiaries, Commercial Savings Bank and Commercial Financial Insurance Agency, LTD at June 30, 2009, compared to December 31, 2008, and the consolidated results of operations for the quarterly and six-month periods ended June 30, 2009 compared to the same periods in 2008. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements and related footnotes.
Economic conditions during 2008 and 2009 have had a significant impact on virtually all financial institutions. Efforts to stabilize the economic turbulence during 2008 and 2009 along with the ongoing management of monetary policy and interest rates by the Federal Reserve have significantly impacted the pricing of and demand for loan and deposit products resulting in a compression of the Corporation’s net interest margin. Prolonged deterioration of economic conditions and financial market disruptions have also had an unfavorable affect on the Corporation’s noninterest income, noninterest expense and provision for loan losses. The Corporation recorded net earnings of $340,000 or $0.30 per basic and dilutive share for the first six months of 2009 compared to net earnings of $619,000 or $0.54 per basic and dilutive share for the first six months of 2008, a decrease of $279,000 or 45.07%. The annualized return on average assets was 0.25% during the first six months of 2009, compared to 0.47% for the same period in 2008. The annualized return on average equity was 3.12% during 2009, down from 5.82% recorded in 2008. The decrease in net earnings resulted primarily from the adverse impact of economic weakness and financial market disruptions which in turn caused the following unfavorable variances:
•	$121,000 or 2.43% reduction in net interest income
•	$260,000 or 73.24% increase in provision for loan losses
•	$335,000 or 957.14% increase in FDIC deposit insurance
The Corporation is designated as a financial holding company by the Federal Reserve Bank of Cleveland. This status can help the Corporation take advantage of changes in existing law made by the Financial Modernization Act of 1999. As a result of being a financial holding company, the Corporation may be able to engage in an expanded array of activities determined to be financial in nature. This will help the Corporation remain competitive in the future with other financial service providers in the markets in which the Corporation does business. There are more stringent capital requirements associated with being a financial holding company. The Corporation in tends to maintain its categorization as a “well-capitalized” bank, as defined by regulatory capital requirements.
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

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FINANCIAL CONDITION
Total assets increased $11,139,000 or 4.29% to $270,934,000 at June 30, 2009 from $259,795,000 at December 31, 2008. Cash equivalents and federal funds sold increased $1,374,000 or 15.38% to $10,308,000 at June 30, 2009 from $8,934,000 at year-end 2008 primarily resulting from growth in deposits that was not absorbed by loan growth. Available for sale securities are reported at their aggregate fair value and unrealized gains and losses are included as a component of other comprehensive income, net of deferred taxes. Investment securities available for sale equaled $39,235,000 at June 30, 2009, up $912,000 or 2.38% from $38,323,000 at year-end 2008 primarily due to purchases of U.S. government agencies of approximately $4,000,0000 offset by the maturities, calls and principal repayments of approximately $3,700,000 and an adjustment to the fair value of securities available for sale.
Gross loans at June 30, 2009 totaled $205,177,000, an increase of $7,229,000 or 3.65% from gross loans of $197,948,000 at December 31, 2008. Commercial loans totaled $122,482,000 at June 30, 2009, up $3,903,000 or 3.29% from year-end 2008 while agricultural loans of $25,943,000, increased $3,256,000 or 14.35% during the same period. Indirect consumer loans totaled $14,217,000 at June 30, 2009, up $3,077,000 or 27.62% from $11,140,000 at December 31, 2008 while home equity loans grew $224,000 or 1.01% to $22,468,000 at June 30, 2009 from $22,244,00 at year-end 2008. Offsetting loan growth was the continued run-off of indirect finance loans, down $1,638,000 and indirect out-of-state loans, down $1,181,000 at June 30, 2009 from balances of $3,921,000 and $10,456,000 respectively, at December 31, 2008.
The Corporation’s loan portfolio represents its largest and highest yielding assets. It also contains the most risk of loss. This risk is due mainly to changes in borrowers’ primary repayment capacity, general economic conditions and to collateral values that are subject to change over time. These risks are managed with specific underwriting guidelines, loan review procedures, third-party reviews and continued personnel training. Executive management has been monitoring the current downturn in the real estate market and the overall economy and has implemented the following measures to proactively manage credit risk in the loan portfolios:
1)	Reviewed all underwriting guidelines for various loan portfolios and have strengthened underwriting guidelines for 1-4 family investment properties to address identified risks.
2)
Evaluated outside loan review parameters, engaging the services of a well-established firm to continue with such loan review, addressing not only specific loans but underwriting analysis, documentation, credit evaluation and risk identification.

3)	Increased the frequency of internal reviews of past due and delinquent loans to assess probable credit risks early in the delinquency process to minimize losses.
4)
Aggressively seeking ownership and control, when appropriate, of real estate properties, which would otherwise go through time-consuming and costly foreclosure proceedings to effectively control the disposition of such collateral.

Although executive management continues to aggressively engage in other loss mitigation techniques such as tightening underwriting standards and lowering LTV ratios on in-house real estate lending, a prolonged economic slowdown will place significant pressure on consumers and businesses in the Corporation’s local markets.
The allowance for loan losses totaled $2,402,000, down $81,000 or 3.26% from $2,483,000 at December 31, 2008. The ratio of the allowance to total loans was 1.17% compared to 1.25% at year-end 2008. The Corporation provided $615,000 to the allowance for loan losses during the first six months of 2009 to maintain the balance at an adequate level following net charge-offs of $696,000 along with an increased allocation for the significant level of loan growth since year-end 2008. The annualized net charge-offs for 2009 was 0.70% compared to 0.54% at year-end 2008 with increases primarily in the commercial, real estate and consumer portfolios.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table summarizes the charge-off and recovery activity for the six-month period ended June 30, 2009 and the year-to-date charge-off and recovery activity for 2008.
Six Months Ended June 30, 2009
(amounts in thousands)

				Net Charge-offs
				as a percent of		Annualized
				Total	Total	net
	Charge-offs	Recoveries	Net	Charge-offs	Loans	Charge-offs
Commercial	314	3	311	44.74%	0.15%	0.31%
Real estate	96	—	96	13.74%	0.05%	0.10%
Consumer & credit cards	243	26	217	31.16%	0.11%	0.22%
Indirect consumer finance	98	26	72	10.36%	0.04%	0.07%

Total	751	55	696	100.00%	0.35%	0.70%
Year-end December 31, 2008
(amounts in thousands)

				Net Charge-offs
				as a percent of
				Total	Total
	Charge-offs	Recoveries	Net	Charge-offs	Loans
Commercial	690	94	596	56.47%	0.31%
Real estate	35	—	35	3.36%	0.02%
Consumer & credit cards	256	54	202	21.06%	0.10%
Indirect consumer finance	298	76	222	19.11%	0.11%

Total	1,279	224	1,055	100.00%	0.54%
Nonaccrual loans at June 30, 2009 totaled $4,248,000, a decrease of $1,107,000 or 20.67% from $5,355,000 at year-end 2008. The decrease in nonaccrual loans is primarily the result of the Bank taking possession of six properties totaling $1,223,000 during the first and second quarters of 2009. The allowance for loan losses specifically related to impaired loans at June 30, 2009 and December 31, 2008 was $267,000 and $375,000 respectively, having principal balances of $1,785,000 and $1,588,000. The gross interest income that would have been recorded for the six months ended June 30, 2009 had nonaccrual loans been current totaled $221,000. The Corporation recognizes income on nonaccrual loans using the cash basis method. Further, interest income on impaired loans is recognized only after all past due and current principal payments have been made. For the six months ended June 30, 2009, interest payments of $3,000 have been recorded on impaired loans.
Other assets totaled $9,476,000 at June 30, 2009, an increase of $1,360,000 or 16.76% primarily due to an increase in OREO and repossessed assets of $923,000, an increase in prepaid expenses of $217,000 and an increase in bank owned life insurance of $137,000. Two properties valued at $269,000 were placed into OREO during the second quarter of 2009 offset by the sale of three properties totaling $387,000. Other repossessed assets totaling $125,000 were also taken into possession, offset by sales of $135,000 and impairment adjustments of $28,000 during the second quarter. The increase in prepaid expense from year-end 2008 was primarily due to a timing difference pertaining to an invoice that is received in June and is expensed from July through June rather than January through December.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Deposit balances represent an important source of funding and revenue growth opportunity. The Bank offers a variety of deposit accounts in an attempt to remain competitive and respond to changes in consumer demand. Total deposits increased $10,625,000 or 4.59% since December 31, 2008 primarily in interest bearing and noninterest bearing demand deposit accounts, an increase of $4,833,000 and $4,463,000 respectively. The temporary increase in FDIC insurance coverage from $100,000 to $250,000 for interest bearing deposit accounts appears to have reduced customer concern regarding safety of deposits resulting in prolonged increases in demand deposit accounts.
Total shareholders’ equity increased $320,000 or 1.50% primarily due to the increase in market value of securities available for sale, net of tax of $412,000. The Corporation paid cash dividends for the first and second quarter totaling $0.38 per share. Total shareholders’ equity to total assets dropped slightly to 7.98% at June 30, 2009 compared to 8.20% at December 31, 2008.
RESULTS OF OPERATIONS
Net income for the three and six-month periods ended June 30, 2009 totaled $129,000 and $340,000 respectively, down $250,000 or 65.96% and $279,000 or 45.07% for the same periods in 2008. The following discussion highlights the contributing factors influencing these operating results.
Interest and fee income during the second quarter in 2009 totaled $3,797,000, a decrease of $289,000 or 7.07% from the second quarter in 2008. Interest income on a fully taxable equivalent basis was $3,890,000 for the second quarter of 2009, a decrease of $299,000 or 7.14% from the same period in 2008. The average tax equivalent yield earned in the second quarter of 2009 was 6.20%, a decrease of 100 basis points from 7.20% earned during the same period in 2008. The most significant change was in the loan portfolio, which comprised 79.24% and 80.77% of average earning assets in the second quarter of 2009 and 2008 respectively. Average loans increased $10,535,000 or 5.58% while the average yield earned decreased 82 basis points. The decrease in interest income on loans was primarily due to the downward re-pricing of variable rate loans and new loans originated at lower market rates as well as maturities and repayments of loans with higher yields. Average federal funds sold, which comprised 4.91% and 0.53% of average earning assets in the second quarter of 2009 and 2008 respectively, increased $11,100,000 while the average yield earned decreased 168 basis points. The average balance of available for sale securities, which comprised 15.86% and 18.69% of average earning assets in the second quarter of 2009 and 2008 respectively, decreased $3,806,000 while the average tax equivalent yield earned decreased 56 basis points. The decrease in the average balance and average yield of available for sale securities was primarily due to elevated prepayment speeds on mortgage-backed securities.
Interest and fee income earned during the six-month period in 2009 was $7,566,000, a decrease of $747,000 or 8.99% from the same period in 2008. Interest and fee income on a fully taxable equivalent basis was $7,751,000 in 2009 compared to $8,516,000 in 2008, a decrease of $765,000 or 8.98%. During the six-month period ended June 30, 2009 the average balance of interest earning assets increased $9,409,000 or 3.95% while the average tax equivalent yield decreased 88 basis points from the same period in 2008. Again, the most significant change was in the loan portfolio, which comprised 79.72% and 80.21% of average earning assets in 2009 and 2008 respectively. Average loan balances increased $6,341,000 or 3.32% while the average yield decreased 77 basis points resulting from the downward re-pricing of variable rate loans and new loans originated at lower market rates as well as maturities and repayments of loans with higher rates. Federal funds sold, which comprised 4.46% and 0.46% of average earning assets for the six-month period in 2009 and 2008 respectively, increased $9,947,000 while the average yield earned decreased 233 basis points. Average available for sale securities, which comprised 15.82% and 19.34% of average earning assets for the six-month period in 2009 and 2008 respectively, decreased $6,879,000 or 14.94% while the average tax equivalent yield earned decreased 28 basis points. The decrease in securities available for sale was due in part, to the early calls on U.S. government agencies and the elevated prepayment speeds on mortgage-backed securities.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
During the second quarter of 2009 interest expense decreased $204,000 or 13.73% to $1,282,000 from the same period in 2008. Average interest bearing liabilities increased $13,325,000 or 6.23% to $227,195,000 during the second quarter in 2009 compared to the second quarter in 2008 while the average rate paid decreased 53 basis points. The overall cost of liabilities was affected by lower deposit rates and the mix between deposits and other interest bearing liabilities primarily in the demand and time deposit accounts. Average demand deposits which comprised 34.62% and 39.02% of average interest bearing liabilities in the second quarter of 2009 and 2008 respectively, decreased $4,792,000 or 5.74% while the average rate paid decreased 75 basis points. Average time deposits which comprised 56.49% and 51.46% of average interest bearing liabilities in the second quarter of 2009 and 2008 respectively, increased $18,292,000 or 16.62% while the average rate paid decreased 75 basis points.
Interest expense for the six-month period ended June 30, 2009 decreased $626,000 or 18.78% to $2,707,000 from the same period in 2008. Average interest bearing liabilities increased $6,410,000 or 2.94% during the six-month period in 2009 from the same period in 2008 while the average rate paid decreased 65 basis points. Again, the overall cost of liabilities was affected by lower deposit rates and the mix between deposits and other interest bearing liabilities with the most significant change in the demand and time deposit accounts. Average demand deposits which comprised 33.43% and 38.46% of average interest bearing liabilities during the six-month period in 2009 and 2008 respectively, decreased $8,820,000 or 10.53% while the average rate paid decreased 101 basis points. Average time deposits which comprised 57.72% and 51.35% of average interest bearing liabilities during the six-month period in 2009 and 2008 respectively, increased $17,577,000 or 15.71% while the average rate paid decreased 79 basis points.
Net interest income for the three and six-month periods ended June 30, 2009 totaled $2,515,000 and $4,859,000 respectively, compared to $2,600,000 and $4,980,000 for the same periods in 2008. This represents a decrease in net interest income of $85,000 or 3.27% and $121,000 or 2.43% for the three and six-month periods in 2009 from the same periods a year ago. On a fully taxable equivalent basis net interest income for the three and six-month periods ended June 30, 2009 totaled $2,608,000 and $5,044,000, compared to $2,703,000 and $5,183,000 for the same periods in 2008. This represents a decrease of $95,000 or 3.51% and $139,000 or 2.68%, from the three and six-month periods in 2008. The Corporation’s net interest margin on a fully taxable equivalent basis decreased 49 and 27 basis points to 4.16% and 4.11% for the three and six-month periods ended June 30, 2009 from 4.65% and 4.38% for the same periods in 2008.
Provisions made to the loan loss reserve for the three and six-month periods ended June 30, 2009 totaled $332,000 and $615,000 respectively, an increase of $112,000 and $260,000 from $220,000 and $355,000 for the same periods in 2008. The increase to the provision for loan losses during the three and six-month periods in 2009 reflects the increase in loan growth, the increase in net charge-offs as well as an increase in the allocation for economic uncertainty. The general economy is experiencing reduced business activity as a result of, among other factors, disruptions in the financial system, declines in the housing markets and an increasing unemployment rate. In response to this, the Corporation has been proactive in increasing reserve percentages for economic and other qualitative factors used to evaluate the adequacy of the allowance for loan losses.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table presents an analysis of average yields earned on interest-earning assets as well as the average rates paid on interest-bearing liabilities on a fully tax-equivalent basis for the three months ended June 30, 2009 and 2008.

	Three Months Ended June 30,
	2009			2008
	Average		Average	Average		Average
	balance	Interest	yield/rate	balance	Interest	yield/rate
	($ in thousands)

Federal funds sold	$12,347	$8	0.26%	$1,247	$6	1.94%
Securities (1)	39,915	471	4.73	43,721	575	5.29
Loans (2)	199,457	3,411	6.86	188,922	3,608	7.68

Total interest earning assets	251,719	3,890	6.20	233,890	4,189	7.20
Other assets	22,847			24,993

Total assets	$274,566			$258,883

Interest bearing deposits	$222,195	1,240	2.24%	$209,670	1,458	2.80%
Borrowed funds	5,000	42	3.37	4,200	28	2.68

Total interest bearing deposits and borrowings	$227,195	1,282	2.26	$213,870	1,486	2.79
Noninterest bearing demand deposits	23,448			21,637
Other liabilities	1,818			2,022
Shareholders’ equity	22,105			21,354

Total liabilities and shareholders’ equity	$274,566			$258,883

Net interest income		$2,608			$2,703

Interest rate spread			3.94%			4.41%

Net interest margin (3)			4.16%			4.65%

(1)
Average yields on all securities have been computed based on amortized cost. Income on tax-exempt securities has been computed on a fully taxable equivalent basis using a 34% tax rate and a 20% disallowance of interest expense deductibility under TEFRA rules. The amount of such adjustment was $93,000 and $103,000 for 2009 and 2008 respectively.

(2)
Average balance is net of deferred loan fees and loan discounts. Interest income includes loan fees of $162,000 and $148,000 and deferred dealer reserve expense of $54,000 and $67,000 in 2009 and 2008 respectively.

(3)	Net interest income as a percentage of average interest earning assets.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table presents an analysis of average yields earned on interest-earning assets as well as the average rates paid on interest-bearing liabilities on a fully tax-equivalent basis for the six months ended June 30, 2009 and 2008.

	Six Months Ended June 30,
	2009			2008
	Average		Average	Average		Average
	balance	Interest	yield/rate	balance	Interest	yield/rate
	($ in thousands)

Federal funds sold	$11,036	$14	0.26%	$1,089	$14	2.59%
Securities (4)	39,169	963	4.96	46,048	1,199	5.24
Loans (5)	197,343	6,774	6.92	191,002	7,303	7.69

Total interest earning assets	247,548	7,751	6.31	238,139	8,516	7.19
Other assets	22,873			25,435

Total assets	$270,421			$263,574

Interest bearing deposits	$219,258	2,624	2.41%	$211,529	3,234	3.07%
Borrowed funds	5,000	83	3.35	6,319	99	3.15

Total interest bearing deposits and borrowings	$224,258	2,707	2.43	$217,848	3,333	3.08
Noninterest bearing demand deposits	22,371			22,143
Other liabilities	1,797			2,177
Shareholders’ equity	21,995			21,406

Total liabilities and shareholders’ equity	$270,421			$263,574

Net interest income		$5,044			$5,183

Interest rate spread			3.88%			4.11%

Net interest margin (6)			4.11%			4.38%

(4)
Securities include federal funds sold for purposes of this yield table. Average yields on all securities have been computed based on amortized cost. Income on tax-exempt securities has been computed on a fully taxable equivalent basis using a 34% tax rate and a 20% disallowance of interest expense deductibility under TEFRA rules. The amount of such adjustment was $185,000 and $203,000 for 2009 and 2008 respectively.

(5)
Average balance is net of deferred loan fees and loan discounts. Interest income includes loan fees of $315,000 and $255,000 and deferred dealer reserve expense of $116,000 and $129,000 for 2009 and 2008 respectively.

(6)	Net interest income as a percentage of average interest earning assets.
Noninterest income for the three and six-month periods ended June 30, 2009 totaled $598,000 and $1,163,000 respectively, compared to $619,000 and $1,209,000 for the same periods in 2008, a decrease of $21,000 or 3.39% and $46,000 or 3.80% from the same periods in 2008. Service and overdraft charges decreased $33,000 and $48,000 for the three and six-month periods in 2009 from the same periods in 2008 principally due to lower average outstanding balances in demand deposit accounts during 2009 compared to 2008 while losses on the sale of repossessed assets increased $30,000 and $35,000 for the three and six-month periods in 2009 from the same periods in 2008. These decreases were partially offset by the increase in origination income of $36,000 and $42,000 for the three and six-month periods in 2009 from the same periods last year.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Noninterest expense for the three and six-month periods ended June 30, 2009 totaled $2,709,000 and $5,138,000 respectively, an increase of $162,000 or 6.36% and a decrease of $3,000 or 0.06% from the same periods in 2008. The following discussion highlights the significant changes in noninterest expense.
Personnel expense for the three and six-month periods of 2009 totaled $1,276,000 and $2,549,000 respectively, a decrease of $86,000 or 6.31% and $143,000 or 5.31% from the same periods in 2008. The decrease in personnel expense for both periods in 2009 was primarily due to severance pay and other related costs pertaining to staff reductions during the first quarter of 2008.
Federal deposit insurance premiums for the three and six-month periods of 2009 totaled $275,000 and $370,000 respectively, an increase of $258,000 and $335,000 from the same periods in 2008. The increase in insurance premiums signifies the increase in the Bank’s assessment rate effective January 1, 2009 resulting from the FDIC restoration plan to increase the Deposit Insurance Fund, or DIF, reserve ratio. The FDIC adopted the plan in response to significant losses incurred by the DIF due to the failures of a number of banks resulting in a decline in the DIF reserve ratio below the minimum reserve ratio of 1.15%. Additionally during the second quarter of 2009 the FDIC imposed a 5 basis point special assessment on each insured depository institution’s assets minus Tier I capital as of June 30, 2009 to be collected on September 30, 2009. The special assessment, totaling approximately $125,000 was expensed during the second quarter of 2009.
Professional fees represent legal, audit and outside consulting fees paid by the Corporation. Professional fees totaled $135,000 and $231,000 for the three and six-month periods ended June 30, 2009, a decrease of $19,000 or 12.34% and $149,000 or 39.21% from the same periods in 2008. The decrease in professional fees during the six-month period is primarily due to the bank wide performance study conducted during the first quarter in 2008 along with legal and consulting services used to assist with various projects.
The benefit from income taxes was $57,000 and $71,000 for the three and six-month periods in 2009 a decrease of $130,000 and $145,000 from the same periods in 2008. The decrease in income tax expense is the result of reduced net income along with earning adjustments pertaining to tax-exempt loans, investments and bank-owned life insurance.
LIQUIDITY
The Corporation’s liquidity primarily represented by cash and cash equivalents and federal funds sold, is a result of its operating, investing and financing activities, which are summarized in the Condensed Consolidated Statements of Cash Flows. Primary sources of funds are deposits, prepayments and maturities of outstanding loans and securities. While scheduled payments from the amortization of loans and securities are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Funds are primarily used to meet ongoing commitments, satisfy operational expenses, pay maturing certificates of deposit and savings withdrawals and fund loan demand with excess funds invested in short-term interest earning assets. Additional funds are generated through Federal Home Loan Bank advances, overnight borrowings and other sources. The Corporation’s liquidity ratio at June 30, 2009 was 6.75% compared to 6.02% at year-end 2008. Management believes that its sources of liquidity are adequate to meet the needs of the Corporation.
Net cash flows resulted in an increase of $1,374,000 in cash equivalents and federal funds sold for the six-month period ended June 30, 2009. This increase is primarily due to deposit growth of $10,625,000 along with calls, maturities and repayments from securities available for sale of $3,644,000. Excess funds were used to purchase U.S. government agencies of $4,047,000 and fund loan growth of $9,217,000. During the same period in 2008, cash equivalents and federal funds sold increased $1,750,000 primarily due to calls, maturities and repayments from securities available for sale of $7,611,000, loan maturities and repayments of $868,000 and overnight borrowings of $3,120,000 offset by a decline in deposit balances of $10,571,000.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAPITAL RESOURCES
Banking regulations have established minimum capital requirements for banks including risk-based capital ratios and leverage ratios. Regulations require all banks to have a minimum total risk-based capital ratio of 8.0%, with half of the capital composed of core capital. Minimum leverage ratio requirements range from 3.0% to 5.0% of total assets. Core capital, or Tier I capital, includes common equity, perpetual preferred stock and minority interests that are held by others in consolidated subsidiaries minus intangible assets. Supplementary capital, or Tier II capital, includes core capital and such items as mandatory convertible securities, subordinated debt and the allowance for loan losses, subject to certain limitations. Qualified Tier II capital can equal up to 100% of an institution’s Tier I capital with certain limitations in meeting the total risk-based capital requirements.
The Bank’s leverage and risk-based capital ratios as of June 30, 2009 were 7.7% and 10.8% respectively, compared to leverage and risk-based capital ratios of 8.1% and 11.3% respectively, at year-end 2008. The Bank exceeded minimum regulatory requirements to be considered well capitalized for both periods. Should it become necessary to raise capital to expand the activities of the Corporation, there are sufficient un-issued shares to effect a merger, or solicit new investors.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The Company has certain obligations and commitments to make future payments under contracts. At June 30, 2009, the aggregate contractual obligations and commitments are:
Contractual obligations

	Payments Due by Period
		Less Than	1-3	3-5	After
(in thousands)	Total	One Year	Years	Years	5 Years
Time deposits and certificates of deposit	$125,671	$65,467	$45,383	$13,114	$1,707

Borrowed funds	5,000	5,000	—	—	—

Total	$130,671	$70,467	$45,383	$13,114	$1,707

Other commitments

	Amount of Commitment — Expiration by Period
		Less Than	1-3	3-5	After
(in thousands)	Total	One Year	Years	Years	5 Years
Commitments to extend commercial credit	$17,799	$6,137	$4,031	$2,713	$4,918
Commitments to extend consumer credit	12,538	331	496	4,210	7,501

Standby letters of credit	970	970	—	—	—

Total	$31,307	$7,438	$4,527	$6,923	$12,419

Other obligations/commitments include the deferred compensation plan, index plan reserve and split dollar life insurance. The timing of payments for these plans is unknown. See Note 1 of the 2008 Annual Report for additional details.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Items listed above under “Contractual Obligations” represent standard bank financing activity under normal terms and practices. Such funds normally rollover or are replaced by like items depending on then-current financing needs. Items shown under “Other Commitments” also represent standard bank activity, but for extending credit to bank customers. Commercial credits generally represent lines of credit or approved loans with drawable funds still available under the contract terms. On an on-going basis, about half of these amounts are expected to be drawn. Consumer credits generally represent amounts drawable under revolving home equity lines or credit card programs. Such amounts are usually deemed less likely to be drawn upon in total, as consumers tend not to draw down all amounts on such lines. Utilization rates tend to be fairly constant over time. Standby letters of credit represent guarantees to finance specific projects whose primary source of financing comes from other sources. In the unlikely event of the other source’s failure to provide sufficient financing, the bank would be called upon to fill the need. The Corporation is also continually engaged in the process of approving new loans in a bidding competition with other banks. Management and Board committees approve the terms of these potential new loans with conditions and/or counter terms made to the applicant customers. Customers may accept the terms, make a counter proposal, or accept terms from a competitor. These loans are not yet under contract, but offers have been tendered, and would be required to be funded if accepted. Such agreements represent approximately $12,416,000 at June 30, 2009, for various possible maturity terms.
Item 3 — Quantitative and Qualitative Disclosures about Market Risk
A significant market risk to which the Corporation is exposed is interest rate risk. The business of the Corporation and the composition of its balance sheet consist of investments in interest earning assets (primarily loans and securities), which are funded by interest bearing liabilities (deposits and borrowings). These financial instruments have varying levels of sensitivity to changes in the market rates of interest, resulting in market risk. Interest rate risk is managed regularly through the Corporation’s Asset/Liability Management Committee (ALCO). The two primary methods to monitor and manage interest rate risk are rate-sensitivity gap analysis and review of the effects of various interest rate shock scenarios. Based upon ALCO’s review, there has been no significant change in the interest rate risk of the Corporation since year-end 2008. (See Quantitative and Qualitative Disclosures about Market Risk contained in the Annual Report to Shareholders for the year ended December 31, 2008.)
Item 4 — Controls and Procedures
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Corporation conducted an evaluation of its disclosure controls and procedures, pursuant to Securities Exchange Act of 1934. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of the end of the period covered by this report.
There was no change in the Corporation’s internal control over financial reporting that occurred during the Corporation’s fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

COMMERCIAL BANCSHARES, INC.
FORM 10-Q
Quarter ended June 30, 2009
PART II — OTHER INFORMATION
Item 1 — Legal Proceedings:
There are no matters required to be reported under this item.
Item 1A — Risk Factors:
There have been no material changes from risk factors as previously disclosed in Part I, Item 1.A. of Commercial Bancshares, Inc.’s 10-K filed on March 31, 2009.
Item 2 — Unregistered Sales of Securities and Use of Proceeds:
The shareholders of Commercial Bancshares, Inc. approved the adoption of the Commercial Bancshares, Inc. 2009 Stock Incentive Plan at the Company’s annual meeting of shareholders held on May 13, 2009. No grants have been made to any named executive officer or any other person as of the date of this filing. A description and complete copy of the plan was included in the Corporation’s 14A definitive proxy statement for the meeting filed with the Commission on April 3, 2009.
The Company issued 1,120 shares totaling $14,920 and divested 4,800 shares totaling $115,502 under the Commercial Savings Bank Deferred Compensation Plan, a nonqualified deferred compensation plan, to various members of the Board during the three-month period ended June 30, 2009. These transactions were not registered, but were made in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933.
The following table reflects shares repurchased by the Corporation during the second quarter, ended June 30, 2009.

			Total Number of
		Average	Shares	Maximum Number
	Total	Price	Purchased as	of Shares that May
	Number	Paid	Part of Publicly	Yet be Purchased
	of Shares	per	Announced Plans	Under the Plan
Period	Purchased	Share	Or Programs	or Programs
4/01/09 – 4/30/09	-0-	n/a	-0-	23,548

5/01/09 – 5/31/09	-0-	n/a	-0-	23,548

6/01/09 – 6/30/09	-0-	n/a	-0-	23,548

Total	-0-	n/a	-0-	23,548
Item 3 — Defaults upon Senior Securities:
There are no matters required to be reported under this item.

COMMERCIAL BANCSHARES, INC.
Item 4 — Submission of Matters to a Vote of Security Holders:
The annual shareholders meeting of Commercial Bancshares, Inc. was held on Wednesday, May 13, 2009. At the meeting shareholders voted on the following matters:
•
Election of Directors. Shareholders voted on a proposal to elect the following Class III directors for a three-year term until the annual meeting of shareholders in 2012. The results of the voting on this proposal are as follows:

	For	Withheld

John W. Bremyer	667,319	6,345
Richard A. Sheaffer	660,087	13,577
Michael A. Shope	619,922	53,742
Stanley K. Kinnett	619,126	54,538
Class I and II directors continuing in office are: Daniel E. Berg, Mark Dillon, Deborah J. Grafmiller, Kurt D. Kimmel, Lynn R. Child, and Lee M. Sisler.
•	Shareholder Proposal. Commercial Bancshares, Inc. 2009 Stock Incentive Plan. The results of the voting on this proposal, which passed, are as follows:

For	Against	Abstain	Broker NonVote

424,975	99,787	148,902	673,664
Item 5 — Other Information:
There are no matters required to be reported under this item.
Item 6 — Exhibits:

Exhibit Number	Description of Document

3.1.a.	Amended Articles of Incorporation of the Corporation (incorporated by reference to Registrant’s Form 8-K dated April 27, 1995)

3.1.b.
Amendment to the Corporation’s Amended Articles of Incorporation to increase the number of shares authorized for issuance to 4,000,000 common shares, no par value (incorporated by reference to Appendix I to Registrant’s Definitive Proxy Statement filed March 13, 1997)

3.2	Code of Regulations of the Corporation (incorporated by reference to Registrant’s Form 8-K dated April 27, 1995)

4	Form of Certificate of Common Shares of the Corporation (incorporated by reference to Registrant’s Form 8-K dated April 27, 1995)

10	Commercial Bancshares, Inc. 2009 Stock Incentive Plan (incorporated by reference to Registrant’s Definitive Proxy Statement file April 3. 2009)

11	Statement re computation of per share earnings (reference is hereby made to Note 2 to the Consolidated Financial Statements on page 8 hereof)

31.1	Certification by CEO Pursuant to Sarbanes Oxley Section 302

31.2	Certification by CFO Pursuant to Sarbanes Oxley Section 302

32.1	Certification by CEO Pursuant to Sarbanes Oxley Section 906

32.2	Certification by CFO Pursuant to Sarbanes Oxley Section 906

COMMERCIAL BANCSHARES, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL BANCSHARES, INC. (Registrant)
Date: 08/13/2009	/s/ Robert E. Beach
(Signature)
Robert E. Beach President and Chief Executive Officer

Date: 08/13/2009	/s/ Scott A. Oboy
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

3.2	Code of Regulations of the Corporation (incorporated by reference to Registrant’s Form 8-K dated April 27, 1995)

4	Form of Certificate of Common Shares of the Corporation (incorporated by reference to Registrant’s Form 8-K dated April 27, 1995)

10	Commercial Bancshares, Inc. 2009 Stock Incentive Plan (incorporated by reference to Registrant’s Definitive Proxy Statement file April 3. 2009)

11	Statement re computation of per share earnings (reference is hereby made to Note 2 to the Consolidated Financial Statements on page 8 hereof)

31.1	Certification by CEO Pursuant to Sarbanes Oxley Section 302

31.2	Certification by CFO Pursuant to Sarbanes Oxley Section 302

32.1	Certification by CEO Pursuant to Sarbanes Oxley Section 906

32.2	Certification by CFO Pursuant to Sarbanes Oxley Section 906