Form 10-Q
period 2009-09-30
COMMERCIAL BANCSHARES INC \OH\
filed 2009-11-12
CIK 1009976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2009.  Commission File Number 000-27894

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
Yes ☐     No  ☑

As of November 12, 2009, the latest practicable date, there were 1,138,497 outstanding shares of registrant’s common stock, no par value.

COMMERCIAL BANCSHARES, INC.

INDEX

2.

COMMERCIAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Amounts in thousands)

	September 30,	December 31,
	2009	2008
ASSETS
Cash and cash equivalents	$6,271	$5,357
Federal funds sold	3,788	3,577
Cash equivalents and federal funds sold	10,059	8,934

Securities available for sale	37,033	38,323
Total loans	218,855	197,948
Allowance for loan losses	(2,496)	(2,483)
Loans, net	216,359	195,465
Premises and equipment, net	8,117	7,922
Accrued interest receivable	1,534	1,035
Other assets	9,180	8,116

Total assets	$282,282	$259,795

LIABILITIES
Deposits
Noninterest-bearing demand	$23,979	$19,396
Interest-bearing demand	88,379	70,926
Savings and time deposits	100,700	100,100
Time deposits $100,000 and greater	39,255	41,246
Total deposits	252,313	231,668
Federal funds purchased	694	—
FHLB advances	5,000	5,000
Accrued interest payable	270	337
Other liabilities	1,678	1,485
Total liabilities	259,955	238,490

SHAREHOLDERS' EQUITY
Common stock, no par value: 4,000,000 shares authorized, 1,181,038 shares issued in 2009 and 1,178,938 in 2008	11,247	11,282
Retained earnings	12,014	11,836
Unearned compensation	(26)	—
Deferred compensation plan shares, at cost:
21,472 shares in 2009 and 22,126 shares in 2008	(479)	(542)
Treasury stock: 42,541 shares in 2009 and 2008	(1,163)	(1,163)
Accumulated other comprehensive income (loss)	734	(108)
Total shareholders' equity	22,327	21,305

Total liabilities and shareholders' equity	$282,282	$259,795

See notes to the consolidated financial statements.

3.

COMMERCIAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

 (Amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Interest income
Interest and fees on loans	$3,633	$3,613	$10,407	$10,916
Interest on securities:
Taxable	172	251	553	838
Nontaxable	193	203	590	612
Federal funds sold	2	1	16	14
Total interest income	4,000	4,068	11,566	12,380

Interest expense
Interest on deposits	1,134	1,373	3,758	4,607
Interest on borrowings	43	53	126	152
Total interest expense	1,177	1,426	3,884	4,759

Net interest income	2,823	2,642	7,682	7,621
Provision for loan losses	385	270	1,000	625

Net interest income after provision for loan losses	2,438	2,372	6,682	6,996

Noninterest income
Service fees and overdraft charges	504	505	1,379	1,402
Gains (losses): repossessed asset sales, net	14	(25)	(7)	(12)
Other income	139	183	449	481
Total noninterest income	657	663	1,821	1,871

Noninterest expense
Salaries and employee benefits	1,268	1,365	3,817	4,057
Premises and equipment	326	380	1,107	1,185
State and local taxes	99	89	286	293
Data processing	67	68	198	202
FDIC deposit insurance	151	22	521	57
Professional fees	146	81	378	461
Advertising and promotional	46	42	156	145
Software maintenance	70	69	213	198
Other operating expense	463	324	1,098	981
Total noninterest expense	2,636	2,440	7,774	7,579

Income before income taxes	459	595	729	1,288
Income tax expense	76	124	6	198

Net income	$383	$471	$723	$1,090

Basic earnings per common share	$0.34	$0.41	$0.64	$0.95
Diluted earnings per common share	$0.34	$0.41	$0.64	$0.95

See notes to the consolidated financial statements.

4.

COMMERCIAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY
(Unaudited)

	Three Months Ended
	September 30,
	2009	2008
Balance at beginning of period	$21,625	$20,901

Comprehensive income:
Net income	383	471
Change in net unrealized gain (loss) on securities available for sale, net of reclassification and tax effects	430	(64)
Total comprehensive income	813	407

Stock-based compensation	2	(2)

Dividends paid ($0.10 and $0.19 per share in 2009 and 2008)	(113)	(216)

Balance at end of period	$22,327	$21,090

	Nine Months Ended
	September 30,
	2009	2008
Balance at beginning of period	$21,305	$21,266

Comprehensive income:
Net income	723	1,090
Change in net unrealized gain (loss) on securities available for sale, net of reclassification and tax effects	842	(211)
Total comprehensive income	1,565	879

Stock-based compensation	2	(1)

Cumulative effect of change in accounting for postretirement obligations	—	(406)

Dividends paid ($0.48 and $0.57 per share in 2009 and 2008)	(545)	(648)

Balance at end of period	$22,327	$21,090

See notes to the consolidated financial statements.

5.

COMMERCIAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008

Cash flows from operating activities
Net income	$723	$1,090
Adjustments	846	2,000
Net cash from operating activities	1,569	3,090

Cash flows from investing activities
Purchases of securities available for sale	(4,047)	—
Calls, maturities and repayments on available for sale securities	6,442	8,333
Loans made to customers, net of repayments	(23,408)	(3,258)
Proceeds from sale of OREO and repossessed assets	649	248
Additions to bank premises and equipment	(874)	(747)
Net cash from investing activities	(21,238)	4,576

Cash flows from financing activities
Net change in deposits	20,645	(15,132)
Proceeds from other borrowings	—	7,000
Repayments on other borrowings	—	(2,000)
Net change in federal funds purchased	694	3,300
Cash dividends paid	(545)	(648)
Net cash from financing activities	20,794	(7,480)

Net change in cash equivalents and federal funds sold	1,125	186

Cash equivalents and federal funds sold at beginning of period	8,934	6,544

Cash equivalents and federal funds sold at end of period	$10,059	$6,730

Supplemental disclosures
Cash paid for interest	$3,951	$4,856
Cash paid for income taxes	150	—
Non-cash transfer of loans to OREO and repossessed assets	1,787	359

See notes to the consolidated financial statements.

6.

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

The condensed consolidated financial statements have been prepared without audit.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the Corporation's financial position at September 30, 2009, and the results of operations and changes in cash flows for the periods presented have been made.

Certain information and footnote disclosures typically included in financial statements prepared in accordance with U.S. generally accepted principles have been omitted.  The Annual Report for the year ended December 31, 2008, contains consolidated financial statements and related footnote disclosures, which should be read in conjunction with the accompanying consolidated financial statements.  The results of operations for the period ended September 30, 2009 are not necessarily indicative of the operating results for the full year or any future interim period.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events, we have evaluated subsequent events through the date of this filing.  We do not believe there are any material subsequent events which would require further disclosure.

NOTE 2 – EARNINGS PER SHARE

Weighted average shares used in determining basic and diluted earnings per share for the three months ended September 30:

	2009	2008
Weighted average shares outstanding during the period	1,137,538	1,136,397
Dilutive effect of exercisable stock options	0	0
Weighted average shares considering dilutive effect	1,137,538	1,136,397

Anti-dilutive stock options not considered in computing
diluted earnings per share	24,702	14,852

Weighted average shares used in determining basic and diluted earnings per share for the nine months ended    September 30:

	2009	2008
Weighted average shares outstanding during the period	1,136,782	1,136,397
Dilutive effect of exercisable stock options	802	22
Weighted average shares considering dilutive effect	1,137,584	1,136,419

Anti-dilutive stock options not considered in computing
diluted earnings per share	6,602	13,722

See notes to the consolidated financial statements.

7.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE 3 – LOANS

Loans were as follows:
	September 30, 2009	December 31, 2008
	($ in thousands)
Commercial and agriculture loans	$160,328	$141,266
Real estate loans	7,987	7,000
Residential construction loans	2,050	1,921
Consumer and credit card loans	23,978	21,596
Home equity loans	22,845	22,244
Consumer finance loans	1,667	3,921
Total loans	$218,855	$197,948

Total loans included loans to farmers for agricultural purposes of approximately $26,194,000 and $22,687,000 at September 30, 2009 and December 31, 2008 respectively.

Activity in the allowance for loan losses for the three months ended September 30 was as follows:

	2009	2008
	($ in thousands)
Beginning balance	$2,402	$2,425
Provision for loan loss	385	270
Loans charged off	(306)	(309)
Recoveries of loans previously charged-off	15	17
Ending balance	$2,496	$2,403

Activity in the allowance for loan losses for the nine months ended September 30 was as follows:

	2009	2008
	($ in thousands)
Beginning balance	$2,483	$2,411
Provision for loan loss	1,000	625
Loans charged off	(1,057)	(767)
Recoveries of loans previously charged-off	70	134
Ending balance	$2,496	$2,403

Impaired loans were as follows:
	September 30, 2009	December 31, 2008
	($ in thousands)
Period-end loans with no allocated allowance	$1,404	$3,767
Period-end loans with allocated allowance	1,495	1,588
Total	$2,899	$5,355
Amount of allowance for loan loss allocated	$69	$375

See notes to the consolidated financial statements.

8.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE 3 – LOANS (continued)

Nonperforming loans were as follows:
	September 30, 2009	December 31, 2008
	($ in thousands)
Loans past due over 90 days still on accrual	$0	$0
Nonaccrual loans	$2,899	$5,355

The impaired and nonperforming loans have been considered in management’s evaluation of the adequacy of the allowance for loan losses.

NOTE 4 – OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) for the three months ended September 30:	2009	2008
	($ in thousands)
Unrealized holding gains (losses) on securities available for sale	$629	$(96)
Less: Reclassification adjustment for losses (gains) recognized in income	(22)	—
Net unrealized holding gains (losses)	651	(96)
Tax effect	221	(32)
Other comprehensive income (loss)	$430	$(64)

Other comprehensive income (loss) for the nine months ended September 30:	2009	2008
	($ in thousands)
Unrealized holding gains (losses) on securities available for sale	$1,253	$(320)
Less: Reclassification adjustment for losses (gains) recognized in income	(22)	—
Net unrealized holding gains (losses)	1,275	(320)
Tax effect	433	(109)
Other comprehensive income (loss)	$842	$(211)

NOTE 5 – FAIR VALUES AND MEASUREMENTS OF FINANCIAL INSTRUMENTS

The following table presents information about the Corporation’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2009, and the valuation techniques used by the Corporation to determine those fair values.

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

See notes to the consolidated financial statements.

9.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE 5 – FAIR VALUES AND MEASUREMENTS OF FINANCIAL INSTRUMENTS (continued)

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

Disclosures concerning assets and liabilities measured at fair value are as follows:

Assets and liabilities measured at fair value on a recurring basis at September 30, 2009:

Significant
	Quoted Prices	Other	Significant
	in Active Markets	Observable	Unobservable
	for Identical	Inputs	Inputs	Balance at
($ in thousands)	Assets (Level 1)	(Level 2)	(Level 3)	September 30, 2009
Assets: Securities available for sale	$17,874	$19,159	$—	$37,033
Liabilities	$—	$—	$—	$—

Obligations of U.S. Government and federal agencies and securities from government-sponsored organizations have Level 1 inputs available for valuation.  Securities characterized as having Level 2 inputs generally consist of obligations of state and political subdivisions.

The Corporation also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis. At September 30, 2009, such assets consist primarily of impaired loans and other real estate owned.  The Corporation has estimated the fair values of these assets using Level 3 inputs, specifically discounted cash flow projections.  During the quarter ended September 30, 2009, the impairment charges recorded to the income statement for impaired loans were not significant.

Impaired loans valued using Level 3 inputs totaled $2,899,000 at September 30, 2009.   The Corporation estimates the fair value of the loans based on the present value of expected future cash flows using management’s best estimate of key assumptions.  These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals).

Other real estate owned ("OREO") and other repossessed assets are initially recorded at the lower of the carrying amount of the loan or fair value of the property less estimated costs to sell.  This amount becomes the property's new basis.  Management considers third party appraisals as well as independent fair market value assessments from realtors or persons involved in selling OREO or repossessed assets in determining the fair value of particular properties.

Accordingly, the valuations of OREO and repossessed assets are subject to significant judgment. OREO, totaling $156,000 was taken into possession during the third quarter.  The properties were measured at fair value less estimated sales expenses.  Impairments taken on OREO property during the third quarter totaled $99,000.  Other repossessed assets taken into possession during the third quarter totaled $71,000.  Certain assets were written-down $6,000 to reflect additional decreases in their fair market value after initial recognition at the time of repossession.

See notes to the consolidated financial statements.

10.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE 5 – FAIR VALUES AND MEASUREMENTS OF FINANCIAL INSTRUMENTS (continued)

The estimated fair values of financial instruments (in thousands) at September 30, 2009:

	Carrying	Estimated
	Amount	Fair Value
Financial assets
Cash equivalents and federal funds sold	$10,059	$10,059
Securities available for sale	37,033	37,033
Loans, net of allowance for loan loss	216,359	214,170
Financial liabilities
Demand and savings deposits	$126,868	$126,868
Time deposits	125,445	125,567
Federal funds purchased	694	694
FHLB advances	5,000	5,000

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate the value:

•	Cash equivalents and federal funds sold - The carrying amount is a reasonable estimate of fair value.
•	Investment securities - Fair values are based on quoted market prices in active markets for identical assets or similar assets in active markets.
•
Loans - The fair value of loans is estimated by discounting the future cash flows using the current rate at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

•	Demand and savings deposits - The fair value of demand and savings deposits is the amount payable on demand at the reporting date.
•	Time Deposits - The fair value of time deposits are estimated using the rates currently offered for deposits of similar remaining maturities.
•	Federal funds purchased - Given the short-term nature, the carrying amount is a reasonable estimate of fair value.
•	FHLB advances - Fair value is estimated by discounting the future cash flows using the current rate at which similar borrowings with similar remaining maturities could be made.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following review presents management’s discussion and analysis of the consolidated financial condition of Commercial Bancshares, Inc. and its wholly owned subsidiaries, Commercial Savings Bank and Commercial Financial Insurance Agency, LTD at September 30, 2009, compared to December 31, 2008, and the consolidated results of operations for the quarterly and nine-month periods ended September 30, 2009 compared to the same periods in 2008.  The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements and related footnotes.

See notes to the consolidated financial statements.

11.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The past year and a half has proven to be a very challenging operating environment shaped by continued weakness in the national and local markets and widening job losses.  As the economy struggles with these recessionary conditions, the pressures have had far-reaching effects on business in general and the banking industry in particular, typically translating into significantly lower earnings or even losses.  Despite the economic downturn the Corporation experienced significant loan growth as well as a favorable change in its liability mix as management focused on growing lower cost savings, demand and money market accounts and relied less on higher promotional rates to attract or retain retail time accounts.  This strategy helped alleviate compression on the Corporation's net interest margin as well as absorb higher provision expense and higher FDIC insurance premiums.   The Corporation's goal is to maintain a strong capital position that supports growth and expansion while at the same time exceeding regulatory standards.  During these uncertain times, it is crucial to build even stronger capital levels and it was to this end that a decision was made to reduce the third quarter dividend from the customary $0.19 per share to $0.10 per share.  For the nine-month period ending September 30, 2009, the Corporation returned 75.47% of earnings through dividends of $545,000 or $0.48 per share.  The annualized return on average assets was 0.35% for the nine months of 2009, compared to 0.56% for the same period in 2008.  The annualized return on average shareholder equity was 4.39% during 2009, down from 6.82% recorded in 2008.

The Corporation is designated as a financial holding company by the Federal Reserve Bank of Cleveland.  This status can help the Corporation take advantage of changes in existing law made by the Financial Modernization Act of 1999.  As a result of being a financial holding company, the Corporation may be able to engage in an expanded array of activities determined to be financial in nature.  This will help the Corporation remain competitive in the future with other financial service providers in the markets in which the Corporation does business.  There are more stringent capital requirements associated with being a financial holding company.  The Corporation intends to maintain its categorization as a “well-capitalized” bank, as defined by regulatory capital requirements.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties.  When used herein, the terms “anticipates,” “plans,” “expects,” “believes” and similar expressions as they relate to the Corporation or its management are intended to identify such forward-looking statements.  The Corporation’s actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements.  Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, interest rate environment, competitive conditions in the financial services industry, changes in law, government policies and regulations, and rapidly changing technology affecting financial services.  There have been no material changes to the critical accounting policies disclosed in the most recent 10-K.

FINANCIAL CONDITION

The Corporation's total assets were $282,282,000 at September 30, 2009, an increase of  $22,487,000 or 8.66% from the $259,795,000 at December 31, 2008.  The increase was primarily the result of commercial loan growth of $15,555,000 or 13.12% to $134,134,000 compared to $118,579,000 at December 31, 2008 as well as increases in agricultural loans, up $3,507,000 or 15.46%, indirect consumer loans, up $4,064,000 or 36.48%, real estate loans, up $1,116,000 or 12.51% and home equity loans, up $601,000 or 2.70% offset by the planned run off of indirect finance loans of $2,254,000 and indirect, primarily out-of-state loans of $1,682,000.

Cash equivalents and federal funds sold increased $1,125,000 or 12.59% to $10,059,000 at September 30, 2009 from $8,934,000 at year end 2008 primarily resulting from growth in deposits not absorbed by loan growth.  Available for sale securities are reported at their aggregate fair value and unrealized gains and losses are included as a component of other comprehensive income, net of deferred taxes.  Investment securities available for sale totaled $37,033,000 at September 30, 2009, down $1,290,000 or 3.37% from $38,323,000 at year end 2008 primarily due to calls, maturities and principal repayments totaling $6,442,000 offset with purchases of U.S. government agencies of $4,047,000.

See notes to the consolidated financial statements.

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

The allowance for loan losses totaled $2,496,000, up slightly from the $2,483,000 at December 31, 2008.  The ratio of the allowance to total loans was 1.14% compared to 1.25% at year end 2008.  The Corporation provided $1,000,000 to the allowance for loan losses during the nine months of 2009 to maintain the balance at an adequate level following net charge-offs of $987,000.  The annualized net charge-offs for 2009 was 0.64% compared to 0.54% at year end 2008 with increases primarily in the commercial portfolio.

The following table summarizes the charge-off and recovery activity for the nine-month period ended September 30, 2009 and the annual charge-off and recovery activity for 2008.

Nine Months Ended September 30, 2009
(amounts in thousands)
				Net Charge-offs as a percent of		Annualized
				Total	Total	net
	Charge-offs	Recoveries	Net	Charge-offs	Loans	Charge-offs
Commercial	452	4	448	45.39%	0.21%	0.29%
Real estate	95	—	95	9.69%	0.05%	0.06%
Consumer	374	30	344	34.77%	0.17%	0.22%
Indirect consumer finance	136	36	100	10.15%	0.05%	0.07%
Total	1,057	70	987	100.00%	0.48%	0.64%

See notes to the consolidated financial statements.

13.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Year-end December 31, 2008
(amounts in thousands)
				Net Charge-offs as a percent of
	Charge-offs	Recoveries	Net	Total Charge-offs	Total Loans
Commercial	690	94	596	56.47%	0.31%
Real estate	35	—	35	3.36%	0.02%
Consumer	256	54	202	21.06%	0.10%
Indirect consumer finance	298	76	222	19.11%	0.11%
Total	1,279	224	1,055	100.00%	0.54%

Nonaccrual loans at September 30, 2009 totaled $2,899,000, a decrease of $2,456,000 or 45.86% from $5,355,000 at year end 2008.  A sizable portion of this decrease in nonaccrual loans is the result of the Bank taking possession of approximately $1,787,000 in OREO and repossessed assets during the nine months of 2009.  The allowance for loan losses specifically related to impaired loans at September 30, 2009 and December 31, 2008 was $69,000 and $375,000 respectively, having principal balances of $1,495,000 and $1,588,000.  The gross interest income that would have been recorded for the nine months ended September 30, 2009 had nonaccrual loans been current totaled $262,000.  The Corporation recognizes income on nonaccrual loans using the cash basis method.  Further, interest income on impaired loans is recognized only after all past due and current principal payments have been made.  For the nine months ended September 30, 2009, interest payments of $6,000 have been recorded on impaired loans.

Other assets totaled $18,831,000 at September 30, 2009, an increase of $1,758,000 or 10.30% from $17,073,000 at December 31, 2008 primarily due to an increase in OREO and repossessed assets of $948,000, an increase in accrued interest receivable of $498,000, an increase in bank owned life insurance of $207,000 and an increase in fixed assets of $195,000.  Three properties valued at $156,000 were placed into OREO during the third quarter of 2009 offset by the sale of one property at $14,000 and impairment adjustments on two properties held in OREO totaling $99,000.  Other repossessed assets of $71,000 were also taken into possession, offset by sales of $84,000 and impairment adjustments of $6,000 during the third quarter.  The increase in accrued interest receivable is primarily due to the semi-annual interest payments of tax-exempt securities as their balances build to payout in December 2009.  The increase in fixed assets from year end is primarily due to the purchase of a branch in the Marion market for the purpose of relocating an existing branch.  The branch's current location has limited accessibility and is not conducive to expansion or growth.  The Corporation took advantage of a competitor's branch closing to enhance existing customer convenience and expand its market area.

Deposit balances represent an important source of funding and revenue growth opportunity.  The Bank offers a variety of deposit accounts in an attempt to remain competitive and respond to changes in consumer demand.  Total deposits increased $20,645,000 or 8.91% to $252,313,000 at September 30, 2009 from $231,668,000 at December 31, 2008 primarily in money market accounts, interest bearing demand accounts and noninterest bearing demand accounts with increases of $9,357,000 or 40.41%, $8,097,000 or 16.95% and $4,583,000 or 23.63% respectively.  The increase in deposit levels is a result of management's competitive rates and customer incentives or programs geared towards core deposit growth.

Shareholders' equity increased $1,022,000 or 4.80% primarily due to the increase in market value of securities available for sale, net of tax of $842,000 offset by the payment of  $545,000 in dividends paid to stockholders and adjustments related to the employee compensation costs and stock option accounting.

See notes to the consolidated financial statements.

14.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net income for the three and nine-month periods ended September 30, 2009 totaled $383,000 and $723,000 respectively, down $88,000 or 18.68% and $367,000 or 33.67% for the same periods in 2008.  The following discussion highlights the contributing factors influencing these operating results.

Interest and fee income during the third quarter of 2009 totaled $4,000,000 a decrease of $68,000 or 1.67% compared to the third quarter in 2008.  Interest income on a fully taxable equivalent basis totaled $4,091,000 for the third quarter of 2009, a decrease of $71,000 or 1.71% from the same period in 2008.  The average tax equivalent yield earned in the third quarter of 2009 was 6.38%, a decrease of 69 basis points from 7.07% earned during the same period in 2008.  The most significant change was in the loan portfolio, which comprised 83.58% and 82.27% of average earning assets in the third quarter of 2009 and 2008 respectively.  Average loans increased $19,907,000 or 10.34% while the average yield earned decreased 68 basis points.  Interest income from loans increased $20,000 to $3,633,000 for the three-month period in 2009 from $3,613,000 in 2008 due to the significant loan growth between the two periods.  Average available for sale securities which comprised 15.12% and 17.68% of average earning assets in the third quarter of 2009 and 2008 respectively, decreased $2,940,000 or 7.10% while the average tax equivalent yield earned decreased 56 basis points.  The decrease in available for sale securities was primarily due to the accelerated prepayment speeds of mortgage-backed securities.

Interest and fee income earned during the nine-month period of 2009 was $11,566,000, a decrease of $814,000 or 6.58% from the same period in 2008.  Interest and fee income on a fully taxable equivalent basis was $11,843,000 in 2009 compared to $12,658,000 in 2008, a decrease of $815,000 or 6.44%.  During the nine months in 2009 the average balance of interest earning assets increased $13,023,000 or 5.50% while the average tax equivalent yield decreased 83 basis points from the same period in 2008.  Again, the most significant change was in the loan portfolio, which comprised 81.04% and 80.89% of average earning assets in 2009 and 2008 respectively.  Average loan balances increased $10,915,000 or 5.70% while the average yield decreased 77 basis points.  Interest income from loans decreased $509,000 over the nine-month period in 2009 to $10,407,000 from $10,916,000 in 2008 resulting from the downward re-pricing of variable rate loans and new loans originated at lower market rates as well as maturities and repayments of loans with higher rates.  Average available for sale securities, which comprised 15.58% and 18.79% of average earning assets for the nine-month period in 2009 and 2008 respectively, decreased $5,557,000 or 12.49% while the average tax equivalent yield earned decreased 33 basis points.  The decrease in interest income from available for sale securities is in part due to the early calls of $4,000,000 in U.S. government agencies along with the accelerated prepayment speeds of mortgage-backed securities.

During the third quarter of 2009 interest expense decreased $249,000 or 17.46% to $1,177,000 from $1,426,000 in 2008.  Average interest bearing liabilities increased $16,287,000 or 7.63% during the three-month period in 2009 to $229,765,000 from $213,478,000 for the same period in 2008 while the average rate paid decreased 63 basis points.  The overall cost of liabilities was affected by lower deposit rates and the mix between deposits and other interest bearing liabilities primarily in the demand and time deposit accounts.  Average demand deposits which comprised 36.95% and 37.96% of average interest bearing liabilities in the third quarter of 2009 and 2008, respectively, increased $3,842,000 or 4.74% while the average rate paid decreased 89 basis points.  Average time deposits which comprised 54.16% and 51.51% of average interest bearing liabilities in the third quarter of 2009 and 2008, respectively, increased $14,475,000 or 13.16% while the average rate paid decreased 64 basis points.

See notes to the consolidated financial statements.

15.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest expense for the nine-month period ended September 30, 2009 decreased $875,000 or 18.39% to $3,884,000 from $4,759,000 during the same period in 2008.  Average interest bearing liabilities increased $9,733,000 or 4.50% during the nine-month period in 2009 from the same period in 2008 while the average rate paid decreased 65 basis points.  Again, the overall cost of liabilities was affected by lower deposit rates and the mix between deposits and other interest bearing liabilities with the most significant change in the demand and time deposit accounts.  Average demand deposits which comprised 34.63% and 38.30% of average interest bearing liabilities during the nine-month period in 2009 and 2008, respectively, decreased $4,556,000 or 5.50% while the average rate paid decreased 99 basis points.  Average time deposits which comprised 56.50% and 51.40% of average interest bearing liabilities during the nine-month period in 2009 and 2008, respectively, increased $16,530,000 or 14.86% while the average rate paid decreased 75 basis points.

Net interest income for the three and nine-month periods ended September 30, 2009 totaled $2,823,000 and $7,682,000 respectively, compared to $2,642,000 and $7,621,000 for the same periods in 2008.  This represents an increase in net interest income of $181,000 or 6.85% and $61,000 or 0.80% for the three and nine-month periods in 2009 from the same periods a year ago.  On a fully taxable equivalent basis net interest income for the three and nine-month periods totaled $2,914,000 and $7,959,000, compared to $2,736,000 and $7,899,000 for the same periods in 2008.  This represents an increase of $178,000 or 6.51% and $60,000 or 0.76%, from the three and nine-month periods in 2008.  The Corporation’s net interest margin on a fully taxable equivalent basis decreased 10 and 21 basis points to 4.55% and 4.26% for the three and nine-month periods ended September 30, 2009 from 4.65% and 4.47% for the same periods in 2008.

Provisions made to the loan loss reserve for the three and nine-month periods ended September 30, 2009 totaled $385,000 and $1,000,000 respectively, an increase of $115,000 and $375,000 from $270,000 and $625,000 for the same periods in 2008.  The increase to the provision for loan losses during the three and nine-month periods in 2009 reflects the increase in loan growth, the increase in net charge-offs as well as an increase in the allocation for economic uncertainty.  The general economy is experiencing reduced business activity as a result of, among other factors, disruptions in the financial system, declines in the housing markets and an increasing unemployment rate.  In response to this, the Corporation has been proactive in increasing reserve percentages for economic and other qualitative factors used to evaluate the adequacy of the allowance for loan losses.

Noninterest income for the three and nine-month periods ended September 30, 2009 totaled $657,000 and $1,821,000 respectively, compared to $663,000 and $1,871,000 for the same periods in 2008, a decrease of $6,000 or 0.90% and $50,000 or 2.67% from the same periods in 2008.  Gains on asset sales increased $39,000 during the third quarter primarily due to a $22,000 gain on the sale of two municipal securities offset by a decrease of $44,000 resulting from a refund from an incorrect billing during 2008.  Service and overdraft charges decreased $23,000 or 1.64% for the nine-month period in 2009 from the same period in 2008.

Noninterest expense for the three and nine-month periods ended September 30, 2009 totaled $2,636,000 and $7,774,000 respectively, an increase of $196,000 or 8.03% and $195,000 or 2.57% from the same periods in 2008.  The following discussion highlights the significant changes in noninterest expense.

•
Salaries and employee benefits expense for the three and nine-month periods of 2009 totaled $1,268,000 and $3,817,000 respectively, a decrease of $97,000 or 7.11% and $240,000 or 5.92% from the same periods in 2008.  The decrease in personnel expense for the third quarter is primarily due to a decrease in hospitalization costs, group life insurance and other employee benefits.  The decrease for the nine-month period is primarily due to severance pay and other related costs pertaining to staff reductions during 2008 as well as hospitalization and incentives.

See notes to the consolidated financial statements.

16.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents an analysis of average yields earned on interest-earning assets as well as the average rates paid on interest-bearing liabilities on a fully tax-equivalent basis for the three months ended September 30, 2009 and 2008.

	Three Months Ended September 30,
	2009			2008
	Average		Average	Average		Average
	Balance	Interest	yield/rate	balance	Interest	yield/rate
	($ in thousands)

Federal funds sold	$3,289	$2	0.24%	$114	$1	3.49%
Securities (1)	38,447	456	4.71	41,387	548	5.27
Loans (2)	212,472	3,633	6.78	192,566	3,613	7.46
Total interest earning assets	254,208	4,091	6.38	234,067	4,162	7.07
Other assets	24,757			25,076
Total assets	$278,965			$259,143

Interest bearing deposits	$224,061	1,134	2.01%	$206,684	1,373	2.64%
Federal funds purchased	8	—	0.00	893	6	2.67
Borrowed funds	5,696	43	2.99	5,901	47	3.17
Total interest bearing deposits and borrowings	$229,765	1,177	2.03	$213,478	1,426	2.66
Noninterest bearing demand deposits	25,038			22,294
Other liabilities	2,050			2,107
Shareholders’ equity	22,112			21,264
Total liabilities and shareholders’ equity	$278,965			$259,143

Net interest income		$2,914			$2,736

Interest rate spread			4.35%			4.41%

Net interest margin (3)			4.55%			4.65%

(1)
Average yields on all securities have been computed based on amortized cost.  Income on tax-exempt securities has been computed on a fully taxable equivalent basis using a 34% tax rate and a 20% disallowance of interest expense deductibility under TEFRA rules.  The amount of such adjustment was $91,000 and $94,000 for 2009 and 2008 respectively.

(2)
Average balance is net of deferred loan fees and loan discounts.  Interest income includes loan fees of $165,000 and $156,000 and deferred dealer reserve expense of $63,000 and $65,000 in 2009 and 2008 respectively.

(3)	Net interest income as a percentage of average interest earning assets.

See notes to the consolidated financial statements.

17.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents an analysis of average yields earned on interest-earning assets as well as the average rates paid on interest-bearing liabilities on a fully tax-equivalent basis for the nine months ended September 30, 2009 and 2008.

	Nine Months Ended September 30,
	2009			2008
	Average		Average	Average		Average
	balance	Interest	yield/rate	balance	Interest	yield/rate
	($ in thousands)

Federal funds sold	$8,426	$16	0.25%	$761	$14	2.46%
Securities (4)	38,926	1,420	4.88	44,483	1,728	5.19
Loans (5)	202,442	10,407	6.87	191,527	10,916	7.61
Total interest earning assets	249,794	11,843	6.34	236,771	12,658	7.14
Other assets	23,507			25,142
Total assets	$273,301			$261,913

Interest bearing deposits	$220,877	3,758	2.27%	$209,902	4,607	2.93%
Federal funds purchased	3	—	780	18	3.08
Borrowed funds	5,234	126	3.22	5,699	134	3.14
Total interest bearing deposits and borrowings	$226,114	3,884	2.30	$216,381	4,759	2.94
Noninterest bearing demand deposits	23,270			22,193
Other liabilities	1,883			1,981
Shareholders’ equity	22,034			21,358
Total liabilities and shareholders’ equity	$273,301			$261,913

Net interest income		$7,959			$7,899

Interest rate spread			4.04%			4.20%

Net interest margin (6)			4.26%			4.46%

(4)
Securities include federal funds sold for purposes of this yield table.  Average yields on all securities have been computed based on amortized cost.  Income on tax-exempt securities has been computed on a fully taxable equivalent basis using a 34% tax rate and a 20% disallowance of interest expense deductibility under TEFRA rules.  The amount of such adjustment was $277,000 and $278,000 for 2009 and 2008 respectively.

(5)
Average balance is net of deferred loan fees and loan discounts.  Interest income includes loan fees of $480,000 and $411,000 and deferred dealer reserve expense of $179,000 and $194,000 for 2009 and 2008 respectively.

(6)	Net interest income as a percentage of average interest earning assets.

See notes to the consolidated financial statements.

18.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•
Federal deposit insurance premiums for the three and nine-month periods of 2009 totaled $151,000 and $521,000 respectively, an increase of $129,000 and $464,000 from the same periods in 2008.  The increase in insurance premiums signifies the increase in the Bank's assessment rate effective January 1, 2009 resulting from the FDIC restoration plan to increase the Deposit Insurance Fund, or DIF, reserve ratio.  The FDIC adopted the plan in response to significant losses incurred by the DIF due to the failures of a number of banks resulting in a decline in the DIF reserve ratio below the minimum reserve ratio of 1.15%.  Additionally during the second quarter of 2009 the FDIC imposed a 5 basis point special assessment on each insured depository institution's assets minus Tier I capital as of June 30, 2009 to be collected on September 30, 2009.  The special assessment, totaling approximately $125,000 was expensed during the second quarter of 2009.

•
Other operating expenses for the three and nine-month periods of 2009 totaled $463,000 and $1,098,000 respectively, an increase of $139,000 or 42.90% and $117,000 or 11.93% from the same periods in 2008.  The increase in other operating expense for both the three and nine-month periods is primarily due to an increase of $99,000 in OREO impairment charges taken on two properties during the third quarter along with an increase in OREO operating expense resulting from an increase in OREO and repossessed assets of $987,000 from a year ago.

Federal income tax for the three and nine-month periods in 2009 totaled $76,000 and $6,000 respectively, a decrease of $48,000 and $192,000 from the same periods in 2008.  The decrease in income tax expense is the result of reduced net income along with earning adjustments pertaining to tax-exempt loans, investments and bank-owned life insurance.

LIQUIDITY

The Corporation’s liquidity primarily represented by cash and cash equivalents and federal funds sold, is a result of its operating, investing and financing activities, which are summarized in the Condensed Consolidated Statements of Cash Flows.  Primary sources of funds are deposits, prepayments and maturities of outstanding loans and securities.  While scheduled payments from the amortization of loans and securities are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  Funds are primarily used to meet ongoing commitments, satisfy operational expenses, pay maturing certificates of deposit and savings withdrawals and fund loan demand with excess funds invested in short-term interest earning assets.  Additional funds are generated through Federal Home Loan Bank advances, overnight borrowings and other sources.  The Corporation’s liquidity ratio at September 30, 2009 was 5.29% compared to 6.02% at year end 2008.  Management believes that its sources of liquidity are adequate to meet the needs of the Corporation.

Net cash flows resulted in an increase of $1,125,000 in cash equivalents and federal funds sold for the nine-month period ended September 30, 2009.  This increase is primarily due to deposit growth of $20,645,000 along with calls, maturities and repayments from securities available for sale of $6,442,000.  Excess funds were used to fund loan growth of $23,413,000 and purchase U.S. government agencies of $4,047,000.  During the same period in 2008, cash equivalents and federal funds sold increased $186,000 primarily due to calls, maturities and repayments from securities available for sale of $8,333,000, and an increase in borrowings of $8,300,000 offset by a decline in deposit balances of $15,132,000.

See notes to the consolidated financial statements.

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

The Bank’s leverage and risk-based capital ratios as of September 30, 2009 were 7.8% and 10.4% respectively, compared to leverage and risk-based capital ratios of 8.1% and 11.3% at year end 2008.  The Bank exceeded minimum regulatory requirements to be considered well capitalized for both periods.  Should it become necessary to raise capital to expand the activities of the Corporation, there are sufficient un-issued shares to effect a merger, or solicit new investors.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Company has certain obligations and commitments to make future payments under contracts.  At September 30, 2009, the aggregate contractual obligations and commitments are:

Contractual obligations
	Payments Due by Period
		Less Than	1-3	3-5	After
(in thousands)	Total	One Year	Years	Years	5 Years
Time deposits and certificates of deposit	$125,445	$61,353	$48,777	$15,298	$17

FHLB advances	5,000	5,000	—	—	—

Total	$130,445	$66,353	$48,777	$15,298	$17

Other commitments
	Amount of Commitment – Expiration by Period
		Less Than	1-3	3-5	After
(in thousands)	Total	One Year	Years	Years	5 Years
Commitments to extend commercial credit	$13,979	$7,736	$1,218	$158	$4,867
Commitments to extend consumer credit	12,275	245	763	4,375	6,892

Standby letters of credit	162	162	—	—	—

Total	$26,416	$8,143	$1,981	$4,533	$11,759

Other obligations/commitments include the deferred compensation plan, index plan reserve and split dollar life insurance.  The timing of payments for these plans is unknown.  See Note 1 of the 2008 Annual Report for additional details.

See notes to the consolidated financial statements.

20.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Items listed above under “Contractual Obligations” represent standard bank financing activity under normal terms and practices.  Such funds normally rollover or are replaced by like items depending on then-current financing needs.  Items shown under “Other Commitments” also represent standard bank activity, but for extending credit to bank customers.  Commercial credits generally represent lines of credit or approved loans with drawable funds still available under the contract terms.  On an on-going basis, about half of these amounts are expected to be drawn.  Consumer credits generally represent amounts drawable under revolving home equity lines or credit card programs.  Such amounts are usually deemed less likely to be drawn upon in total, as consumers tend not to draw down all amounts on such lines.  Utilization rates tend to be fairly constant over time.  Standby letters of credit represent guarantees to finance specific projects whose primary source of financing comes from other sources.  In the unlikely event of the other source’s failure to provide sufficient financing, the bank would be called upon to fill the need.  The Corporation is also continually engaged in the process of approving new loans in a bidding competition with other banks.  Management and Board committees approve the terms of these potential new loans with conditions and/or counter terms made to the applicant customers.  Customers may accept the terms, make a counter proposal, or accept terms from a competitor.  These loans are not yet under contract, but offers have been tendered, and would be required to be funded if accepted.  Such agreements represent approximately $6,653,000 at September 30, 2009, for various possible maturity terms.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

A significant market risk to which the Corporation is exposed is interest rate risk.  The business of the Corporation and the composition of its balance sheet consist of investments in interest earning assets (primarily loans and securities), which are funded by interest bearing liabilities (deposits and borrowings).  These financial instruments have varying levels of sensitivity to changes in the market rates of interest, resulting in market risk.  Interest rate risk is managed regularly through the Corporation’s Asset/Liability Management Committee (ALCO).  The two primary methods to monitor and manage interest rate risk are rate-sensitivity gap analysis and review of the effects of various interest rate shock scenarios.  Based upon ALCO’s review, there has been no significant change in the interest rate risk of the Corporation since year end 2008.  (See Quantitative and Qualitative Disclosures about Market Risk contained in the Annual Report to Shareholders for the year ended December 31, 2008.)

Item 4 – Controls and Procedures

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

There was no change in the Corporation’s internal control over financial reporting that occurred during the Corporation’s fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

See notes to the consolidated financial statements.

21.

COMMERCIAL BANCSHARES, INC.
FORM 10-Q
Quarter ended September 30, 2009
PART II - OTHER INFORMATION

Item 1 -	Legal Proceedings:
There are no matters required to be reported under this item.

Item 1A.	Risk Factors
There have been no material changes from risk factors as previously disclosed in Part I, Item 1.A. of Commercial Bancshares, Inc.’s 10-K filed on March 31, 2009.

Item 2 -	Unregistered Sales of Securities and Use of Proceeds:
The shareholders of Commercial Bancshares, Inc. approved the adoption of the Commercial Bancshares, Inc. 2009 Stock Incentive Plan at the Company’s annual meeting of shareholders held on May 13, 2009.  Options to buy stock may be granted to directors, officers and employees under the stock option plan, which provides for issue of up to 150,000 options.  On August 12, 2009 grants totaling 20,200 were awarded to employees with an exercise price of $12.30.  The maximum option term is ten years and options vest after three years.  A description and complete copy of the plan was included in the Corporation’s 14A definitive proxy statement for the meeting filed with the Commission on April 3, 2009.

The Company issued 1,181 shares totaling $15,404 under the Commercial Savings Bank Deferred Compensation Plan, a nonqualified deferred compensation plan, to various members of the Board during the three-month period ended September 30, 2009.  These transactions were not registered, but were made in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

The following table reflects shares repurchased by the Corporation during the third quarter, ended September 30, 2009.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans Or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan or Programs
7/01/09 – 7/31/09	-0-	n/a	-0-	23,548

8/01/09 – 8/31/09	-0-	n/a	-0-	23,548

9/01/09 – 9/30/09	-0-	n/a	-0-	23,548

Total	-0-	n/a	-0-	23,548

Item 3 -	Defaults upon Senior Securities:
There are no matters required to be reported under this item.

Item 4 -	Submission of Matters to a Vote of Security Holders:
There are no matters required to be reported under this item.

Item 5 -	Other Information:
There are no matters required to be reported under this item.

See notes to the consolidated financial statements.

22.

COMMERCIAL BANCSHARES, INC.
Item 6 -	Exhibits:

Exhibit Number	Description of Document

3.1.a.	Amended Articles of Incorporation of the Corporation
(incorporated by reference to Registrant’s Form 8-K dated April 27, 1995)

3.1.b.
Amendment to the Corporation’s Amended Articles of Incorporation to increase the number of shares authorized for issuance to 4,000,000 common shares, no par value (incorporated by reference to Appendix I to Registrant’s Definitive Proxy  Statement filed March 13, 1997)

3.2	Code of Regulations of the Corporation
(incorporated by reference to Registrant’s Form 8-K dated April 27, 1995)

4	Form of Certificate of Common Shares of the Corporation
(incorporated by reference to Registrant’s Form 8-K dated April 27, 1995)

10	Commercial Bancshares, Inc. 2009 Stock Incentive Plan (incorporated by reference to Registrant’s Definitive Proxy Statement file April 3, 2009)

11	Statement re computation of per share earnings (reference is hereby made to Note 2 to the Consolidated Financial Statements on page 8 hereof)

31.1	Certification by CEO Pursuant to Sarbanes Oxley Section 302

31.2	Certification by CFO Pursuant to Sarbanes Oxley Section 302

32.1	Certification by CEO Pursuant to Sarbanes Oxley Section 906

32.2	Certification by CFO Pursuant to Sarbanes Oxley Section 906

 See notes to the consolidated financial statements.

23.

COMMERCIAL BANCSHARES, INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL BANCSHARES, INC.
(Registrant)

Date:	November 12, 2009	/s/ Robert E. Beach
(Signature)
Robert E. Beach
President and Chief Executive Officer

Date:	November 12, 2009	/s/ Scott A. Oboy
(Signature)
Scott A. Oboy
Executive Vice President and Chief Financial Officer

See notes to the consolidated financial statements.

24.