Form 10-K
period 2009-12-31
COMMERCIAL BANCSHARES INC \OH\
filed 2010-03-29
CIK 1009976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.     Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (Check one):

Large accelerated filer  ☐                                                                Accelerated filer  ☐
Non-Accelerated filer   ☐                                                                Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑

Based on the closing price of the registrant’s common shares as of June 30, 2009, the aggregate value of the voting common shares held by non-affiliates was $13,636,764.

At March 31, 2010, there were issued and outstanding 1,181,038 of the registrant’s Common Shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s 2009 Annual Report to Shareholders are incorporated by reference into Parts I and II of this Form 10-K.  Portions of the registrant’s Proxy Statement dated March 31, 2010 for the May 13, 2010 Annual Meeting of Shareholders are incorporated by reference into Part III of the Form 10-K.

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

Competition in Financial Services

The Bank, Commercial Financial and Beck Title compete for business primarily in the Ohio counties of Wyandot, Hancock and Marion.  The Corporation’s competitors for business come from two primary sources: large regional firms and independent community banks and thrifts.  As of June 30, 2009 (the most recent date for which the FDIC provides market share information), there were approximately 19 depository institutions (excluding credit unions) competing in these markets.  As of that date, the Corporation ranked 3rd in total market share, with aggregate deposits of approximately $242 million.

The Bank also competes, particularly for deposit dollars, with insurance companies, brokerage firms and investment companies.  Competition with independent community banks is enhanced by creating product niches so as not to resort solely to pricing as a means to attract business.

Employees

Currently the Corporation has 82 full-time employees and 21 part-time employees.

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

The capital requirements described above are minimum requirements.  Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions.  For example, the regulations provide that additional capital may be required to take adequate account of, among other things, interest rate risk or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.  As of December 31, 2009, the Bank exceeded its minimum regulatory capital requirements with a total risk-based capital ratio of 10.3%, a Tier 1 risk-based capital ratio of 9.1% and a Tier 1 leverage ratio of 7.8%.

In addition to the minimum regulatory capital requirements discussed above, provisions contained in the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) expressly provide for certain supervisory actions which are directly keyed to the capital levels of an insured depository institution.  These “prompt corrective action” provisions impose progressively more restrictive constraints on operations, management and capital distributions of a particular institution as its regulatory capital decreases.  Using Tier 1 risk-based, total risk-based, and Tier 1 leverage capital ratios as the relevant measures, FDIC insured depository institutions are grouped into one of the following five prompt corrective action capital categories: well capitalized, adequately capitalized; undercapitalized; significantly undercapitalized; and critically undercapitalized.  An institution is considered well capitalized if it has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a Tier 1 leverage capital ratio of at least 5%, provided, however, such institution is not subject to a written advisement, order or capital directive to meet and maintain a specific capital level for any particular capital measure.  An adequately capitalized institution must have a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4% and a Tier 1 leverage capital ratio of at least 4% (3% if the institution has achieved the highest composite rating in its most recent examination).  At December 31, 2009, the Bank satisfied all requirements for inclusion in the “well capitalized” category.

Dividends.
Ohio law prohibits the Bank, without the prior approval of the ODFI, from paying dividends in an amount greater than the lesser of its undivided profits or the total of its net income for that year, combined with its retained net income from the preceding two years.  The payment of dividends by any financial institution or its holding company is also affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be under-capitalized.  As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2009.

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

The Credit Crisis and the Emergency Economic Stabilization Act of 2008

In response to unprecedented financial market turmoil, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted on October 3, 2008.  EESA authorizes the U.S. Treasury Department to provide up to $700 billion in funding for the financial services industry.  Pursuant to the EESA, the Treasury was initially authorized to use $350 billion for the Troubled Asset Relief Program (TARP).  Of this amount, Treasury allocated $250 billion to the TARP Capital Purchase Program.  On January 15, 2009, the second $350 billion of TARP monies was released to the Treasury.  The Secretary’s authority under TARP expires on December 31, 2009 unless the Secretary certifies to Congress that extension is necessary provided that his authority may not be extended beyond October 3, 2010.  The Corporation is not participating in the TARP Capital Purchase Program.

Before and after EESA, there have been numerous actions by the Federal Reserve Board, Congress, the Treasury, the FDIC, the SEC and others to further the economic and banking industry stabilization efforts, including the American Recovery and Reinvestment Act.  It remains unclear at this time what further legislative and regulatory measures will be implemented under EESA affecting the Corporation.

Statistical Disclosures

The following statistical information for 2009, 2008, and 2007, included in the Annual Report is incorporated herein by reference.

Annual Report Page
Return on Equity and Assets	2
Volume / Rate Analysis	7
Distribution of Assets, Liabilities and Shareholders’ Equity	8
Loan Portfolio	11-12
Summary of Loan Loss Experience	12-14
Investment Portfolio	14-15
Deposits	16-17

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

The Corporation is Subject to Interest Rate Risk

The Corporation’s earnings and cash flows are largely dependent upon its net interest income.  Net interest income is the difference between interest income earned on interest earning assets such as loans and securities and interest expense paid on interest bearing liabilities such as deposits and borrowed funds.  Interest rates are highly sensitive to many factors that are beyond the Corporation’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System.  Changes in monetary policy, including changes in interest rates, could influence not only the interest the Corporation receives on loans and securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) the Corporation’s ability to originate loans and obtain deposits, (ii) the fair value of the Corporation’s financial assets and liabilities, and (iii) the average duration of the Corporation’s mortgage-backed securities portfolio.  If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Corporation’s net interest income, and therefore earnings, could be adversely affected.  Earnings could also be adversely affected if the interest rates received on loans and other investments fall at a faster pace than the interest rates paid on deposits and other borrowings.

Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on the Corporation’s results of operations, any substantial, unexpected or prolonged change in market interest rates could have a material adverse effect on the Corporation’s financial condition and results of operations.  See the sections captioned “Results of Operations – Net Interest Income” and “Quantitative and Qualitative Disclosures about Market Risk” set forth in the Corporation’s 2009 Annual Report to Shareholders incorporated herein by reference.

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

As of December 31, 2009, approximately 74.0% of the Corporation’s loan and lease portfolio consisted of commercial, construction and commercial real estate loans.  These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans.  These types of loans are also typically larger than residential real estate loans and consumer loans.  Because the Corporation’s loan portfolio contains a significant number of commercial and industrial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans.  An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Corporation’s financial condition and results of operations.  See the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Loans” set forth in the Corporation’s 2009 Annual Report to Shareholders and incorporated herein by reference.

The Corporation’s Allowance For Loan and Lease Losses May Be Insufficient

The Corporation maintains an allowance for loan and lease losses, which is an allowance established through a provision for loan and lease losses charged to expense, that represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans and leases.  The allowance, in the judgment of management, is necessary to reserve for estimated loan and lease losses and risks inherent in the loan and lease portfolio.  The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan and lease portfolio quality, current economic conditions, political and regulatory conditions and unidentified losses inherent in the current loan portfolio.  The determination of the appropriate level of the allowance for loan and lease losses inherently involves a high degree of subjectivity and requires the Corporation to make significant estimates of current credit risks and future trends, all of which may undergo material changes.  Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Corporation’s control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review the Corporation’s allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan and lease losses, the Corporation will need additional provisions to increase the allowance for loan and lease losses.  These increases in the allowance for loan and lease losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on the Corporation’s financial condition and results of operations.  See the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Allowance for Loan Losses” set forth in the Corporation’s 2009 Annual Report to Shareholders incorporated herein by reference for further discussion related to the Corporation’s process for determining the appropriate level of the allowance for loan and losses.

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

ITEM 2 - PROPERTIES

The Corporation’s headquarters and the Bank’s main office are located at 118 South Sandusky Avenue, Upper Sandusky, Ohio, in Wyandot County.  The building is used exclusively by the Corporation and the Bank.

	Location	Description
1.	Main Office 118 S. Sandusky Ave. Upper Sandusky, Ohio 43351	Two story building built in the early 1900’s and remodeled in 1991.

2.	Carey Office 128 S. Vance Street Carey, OH 43316	One story building built and opened in 1973, and remodeled in 2007.

3.	Harpster Office 17480 Cherokee Street Harpster, OH 43323	One story building purchased in 1978.

4.	North Drive-In Office 400 N. Sandusky Avenue Upper Sandusky, OH 43351	One story drive in office opened in 1981.

5.	Findlay Tiffin Avenue Office 1600 Tiffin Avenue Findlay, OH 45840	One story building purchased in 1992. The building was renovated in 1999 to add more office space.

6.	Marion Jamesway Office 279 Jamesway Marion, OH 43302	One story building constructed and opened in 1996.

7.	Findlay Lincoln Street Office 201 Lincoln Street Findlay, OH 45850	One story building purchased in 1999 and opened in 2000.

8.	Operations Center 245 Tarhee Trail Upper Sandusky, OH 43351	One story building constructed and opened in 2006.

9.	Marion Barks Rd West Office 195 Barks Rd West Marion, OH 43302	One story building purchased in 2008. The building was renovated and opened in 2009.

10.	Arlington Office 112 East Liberty Street Arlington, OH 45814	Leased (with option to buy). Two story building opened in 2009.

The Bank considers its physical properties to be in good operating condition (subject to reasonable wear and tear) and suitable for the purposes for which they are being used.   The Corporation took advantage of a competitor’s branch closing and purchased a branch in the Marion market for the purpose of relocating its existing Marion Barks Road office to improve convenience and accessibility.

ITEM 3 – LEGAL PROCEEDINGS

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

PART II

ITEM 4 – MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information set forth under the heading “Shareholder Information” on page 43 of the Annual Report is incorporated herein by reference.

Issuer Purchases of Equity Securities

The Corporation issued 1,230 shares totaling $14,732 under the Commercial Savings Bank Deferred Compensation Plan, a nonqualified deferred compensation plan, to various members of the Board during the three-month period ending December 31, 2009.  These transactions were not registered, but were made in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

The following table reflects shares repurchased by the Corporation during the fourth quarter, ended December 31, 2009.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2009 – October 31, 2009	-0-	n/a	-0-	23,548
November 1, 2009 – November 30, 2009	-0-	n/a	-0-	23,548
December 1, 2009 – December 31, 2009	-0-	n/a	-0-	23,548
Total	-0-	n/a	-0-	23,548

ITEM 5 – SELECTED FINANCIAL DATA

The information set forth under the heading “Comparative Summary of Selected Financial Data” on page 2 of the Annual Report is incorporated herein by reference.

ITEM 6 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The information set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 3 through 21, inclusive, of the Annual Report is incorporated herein by reference.

ITEM 6A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth under the heading “Quantitative and Qualitative Disclosures about Market Risk” on page 19 of the Annual Report is incorporated herein by reference.

ITEM 7 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information contained in the consolidated financial statements and related notes and the report of independent registered public accounting firm thereon, on pages 22 through 42, inclusive, of the Annual Report is incorporated herein by reference.

ITEM 8 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with the Corporation’s independent accountants on accounting and financial disclosures.

ITEM 8A – CONTROLS AND PROCEDURES

Commercial Bancshares, Inc. carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of December 31, 2009, pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2009, in timely alerting them to material information required to be in the Corporation’s (including its consolidated subsidiaries) periodic SEC filings.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Corporation.  Under the supervision and with the participation of management, including principal executive and principal financial officers, an evaluation was of the effectiveness of internal control over financial reporting was conducted based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, as required by paragraph (c) of §240.13a-15 of this chapter.  Based on the evaluation under Internal Control – Integrated Framework, management concluded that the Corporation’s internal control over financial reporting was effective as of December 31, 2009.  This annual report does not include an attestation report of the Corporation’s registered public accounting firm regarding internal control over financial accounting.  Management’s report was not subject to attestation by the Corporation’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Corporation to provide only management’s report in this annual report.  There was no change in the Corporation’s internal control over financial reporting that occurred during the Corporations’ fiscal quarter ending December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

ITEM 8B – OTHER INFORMATION

None.

PART III

ITEM 9 – DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning Directors and Executive Officers of the Corporation appear under the captions “Board and Committee Membership,” “Committees of the Board,” “Information relating to Nominees and other Directors,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Corporation’s Definitive Proxy Statement dated March 31, 2010 for the Annual Meeting of Shareholders to be held on May 13, 2010 and is incorporated herein by reference.

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

ITEM 10 – EXECUTIVE COMPENSATION

Information concerning executive compensation appears, under the captions “Compensation,” “Summary Compensation Table,” “Outstanding Equity Awards at Fiscal Year and Year End,” “Deferred Compensation Plan,” and “Employment Agreements” in the Corporation’s Definitive Proxy Statement dated March 31, 2010 for the Annual Meeting of Shareholders to be held on May 13, 2010 and is incorporated herein by reference.

ITEM 11 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management is contained under the captions “Voting Securities and Principal Holders Thereof,” “Information Relating to Nominees and other Directors,” and “Share Ownership of Management and Directors” in the Corporation’s Definitive Proxy Statement dated March 31, 2010 for the Annual Meeting of Shareholders to be held on May 13, 2010 and is incorporated herein by reference.

At December 31, 2009, the Corporation maintained the 1997 Stock Option Plan and the 2009 Incentive Stock Option Plan.  No additional grants may be made under the 1997 Stock Option Plan.  The 2009 Plan, which is shareholder approved, permits the grant of stock options, restricted stock and certain other stock-based awards for up to 150,000 shares.  All stock options have an exercise price that is equal to the closing market value of the Corporation’s stock on the date options are granted.  In 2009, 18,100 stock options with an exercise price of $12.30 were granted to executive officers and certain key employees.  The weighted average fair value of options granted was $2.08 per share.  These options will vest over three years and expire ten years from the date of grant.

Additionally, 2,100 restricted stock awards were granted to executive officers in 2009.  Restricted stock awards are recorded as deferred compensation, a component of shareholders’ equity, at fair value at the date of grant and amortized to compensation expense over the vesting period

The following table includes information as of December 31, 2009 with respect to the Stock Option Plans, under which equity securities of the Corporation are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column[a])
	(a)	(b)	(c)
Equity Compensation plans approved by security holders	24,702	$15.58	129,800

ITEM 12 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning director independence and certain relationships and related transactions is contained under the caption “Director Independence and Related Party Transactions” in the Corporation’s Definitive Proxy Statement dated March 31, 2010 for the Annual Meeting of Shareholders to be held on May 13, 2010 and is incorporated herein by reference.

ITEM 13 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services is contained under the caption “Principal Accounting Firm Fees” of the Corporation’s Definitive Proxy Statement dated March 31, 2010 for the Annual Meeting of Shareholders to be held on May 13, 2010 and is incorporated herein by reference.

PART  IV

ITEM 14 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
The following Consolidated Financial Statements and related Notes to Consolidated Financial Statements, together with the report of the Independent Registered Public Accounting Firm dated March 11, 2010 appear on pages 22 through 42 of the Commercial Bancshares, Inc. 2009 Annual Report and are incorporated herein by reference.

1.     Financial Statements

Consolidated Balance Sheets
December 31, 2009 and 2008

Consolidated Statements of Income for the Years Ended
December 31, 2009, 2008 and 2007

Consolidated Statements of Shareholders’ Equity for the Years Ended
December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2009, 2008 and 2007

Notes to Consolidated Financial Statements for the Years Ended
December 31, 2009, 2008 and 2007

Report of Independent Registered Public Accounting Firm

Financial statement schedules are omitted as they are not required or are not applicable or because the required information is included in the consolidated financial statements or notes thereto.

(b)         EXHIBITS

Exhibit Number	Description of Document

3.1.a	Amended Articles of Incorporation of the Corporation(incorporated by reference to Registrant’s Form 8-K dated April 27, 1995)

3.1.b
Amendment to the Corporation’s Amended Articles of Incorporation to increase the number of shares authorized for issuance to 4,000,000 common shares, no par value (incorporated by reference to Appendix I to Registrant’s Definitive Proxy Statement filed March 13, 1997)

3.2	Code of Regulations of the Corporation(incorporated by reference to Registrant’s Form 8-K dated April 27, 1995)

4	Form of Certificate of Common Shares of the Corporation(incorporated by reference to Registrant’s Form 8-K dated April 27, 1995)

10.1	Commercial Bancshares, Inc. 1997 Stock Option Plan(incorporated by reference to Appendix II to our Proxy Statement, as filed with the SEC on Schedule 14A on March 13, 1997)

10.2	Commercial Bancshares, Inc. Deferred Compensation Plan(incorporated by reference to Exhibit 4.1 to our Registration Statement Form S-8, as filed with the SEC on March 17, 1999)

10.3	Executive Employment Contract with Robert E. Beach dated November 1, 2007 (incorporated by reference to Exhibit 10 to Registrant’s Form 8-K filed November 7, 2007)

10.4	Executive Employment Contract with Scott A. Oboy, dated June 8, 2005(incorporated by reference to Exhibit 10.5 to Registrant’s Form 10-K filed March 31, 2006)

10.5	Confidential Separation Agreement and General Release with Philip W. Kinley, dated June 30, 2007 (incorporated by reference to Exhibit 10.5 to Registrant’s Form 10-K filed March 31, 2008)

10.6	Commercial Bancshares Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-K filed March 31, 2005)

10.7
Executive Employment Contract with Steven M. Strine dated March 3, 2008 (incorporated by reference to Exhibit 10 to Registrant’s Form 8-K filed March 31, 2008) Annual Report to Shareholders for the Year Ended 2009

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a) Certification (CEO)

31.2	Rule 13a-14(a) Certification (CFO)

32.1	Section 1350 Certification (CEO)

32.2	Section 1350 Certification (CFO)

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
03/31/2010
Date	By:	/s/ Robert E. Beach
Robert E. Beach,
President and CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2010.

Signatures	Signatures

/s/ Robert E. Beach	/s/ Mark Dillon
Robert E. Beach	Mark Dillon
President and Principal Executive Officer	Director

/s/ Scott A. Oboy	/s/ Deborah J. Grafmiller
Scott A. Oboy	Deborah J. Grafmiller
Executive Vice President and Chief Financial Officer	Director

/s/ Michael A. Shope	/s/ Kurt D. Kimmel
Stanley K. Kinnett	Kurt D. Kimmel
Director, Vice Chairman of the Board	Director

/s/ Stanley K. Kinnett	/s/ Richard Sheaffer
Stanley K. Kinnett	Richard Sheaffer
Director, Vice Chairman of the Board	Director

/s/ Daniel E. Berg	/s/ Lynn R. Child
Daniel E. Berg	Lynn R. Child
Director	Director

/s/ J. William Bremyer	/s/ Lee M. Sisler
J. William Bremyer	Lee M. Sisler
Director	Director

`