Form 10-Q
period 2010-03-31
COMMERCIAL BANCSHARES INC \OH\
filed 2010-05-06
CIK 1009976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2010.  Commission File Number 000-27894

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

As of May 6, 2010, the latest practicable date, there were 1,138,497 outstanding of the registrant’s common stock, no par value.

COMMERCIAL BANCSHARES, INC.

INDEX

2.

COMMERCIAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Amounts in thousands)

	March 31,	December 31,
	2010	2009
ASSETS
Cash and cash equivalents	$5,741	$4,844
Federal funds sold	17,675	7,402
Cash equivalents and federal funds sold	23,416	12,246

Securities available for sale	37,395	36,733
Total loans	219,297	228,008
Allowance for loan losses	(2,681)	(2,744)
Loans, net	216,616	225,264
Premises and equipment, net	7,888	7,983
Accrued interest receivable	1,412	1,147
Other assets	10,606	10,907

Total assets	$297,333	$294,280

LIABILITIES
Deposits
Noninterest bearing demand	$27,008	$31,385
Interest bearing demand	99,382	94,364
Savings and time deposits	101,658	101,660
Time deposits $100,000 and greater	39,197	37,300
Total deposits	267,245	264,709
FHLB advances	5,000	5,000
Accrued interest payable	231	239
Other liabilities	1,921	1,637
Total liabilities	274,397	271,585

SHAREHOLDERS' EQUITY
Common stock, no par value; 4,000,000 shares authorized, 1,181,038 shares issued in 2010 and 2009	11,292	11,266
Retained earnings	12,681	12,278
Unearned compensation	(26)	(26)
Deferred compensation plan shares, at cost; 24,804 shares in 2010, and 22,702 shares in 2009	(517)	(494)
Treasury stock; 42,541 shares in 2010 and 2009	(1,163)	(1,163)
Accumulated other comprehensive income	669	834
Total shareholders' equity	22,936	22,695

Total liabilities and shareholders' equity	$297,333	$294,280

See notes to the consolidated financial statements.

3.

COMMERCIAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2010	2009
Interest income
Interest and fees on loans	$3,571	$3,371
Interest on securities:
Taxable	158	199
Nontaxable	180	193
Federal funds sold	6	6
Total interest income	3,915	3,769
Interest expense
Interest on deposits	928	1,384
Interest on borrowings	41	41
Total interest expense	969	1,425

Net interest income	2,946	2,344
Provision for loan losses	245	284

Net interest income after provision for loan losses	2,701	2,060

Noninterest income
Service fees and overdraft charges	419	421
Gains (losses) on repossessed asset sales, net	(135)	2
Other income	146	143
Total noninterest income	430	566

Noninterest expense
Salaries and employee benefits	1,301	1,273
Premises and equipment	342	402
OREO and miscellaneous loan expense	44	25
Professional fees	118	96
Data processing	63	62
Software maintenance	74	70
Advertising and promotional	49	47
FDIC deposit insurance	138	95
Franchise tax	70	69
Other operating expense	266	290
Total noninterest expense	2,465	2,429

Income before income taxes	666	197
Income tax expense (credit)	149	(14)

Net income	$517	$211

Basic earnings per common share	$0.45	$0.19
Diluted earnings per common share	$0.45	$0.19

See notes to the consolidated financial statements.

4.

COMMERCIAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2010	2009

Balance at beginning of period	$22,695	$21,305

Comprehensive income
Net income	517	211
Change in net unrealized gain (loss) on securities available for sale, net of reclassification and tax effects	(165)	504
Total comprehensive income	352	715

Stock-based compensation	3	—

Dividends paid ($0.10 and $0.19 per share in 2010 and 2009)	(114)	(216)

Balance at end of period	$22,936	$21,804

See notes to the consolidated financial statements.

5.

COMMERCIAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
	($ in thousands)
Cash flows from operating activities
Net income	$517	$211
Adjustments	380	(777)
Net cash from operating activities	897	(566)

Cash flows from investing activities
Purchases of securities available for sale	(2,000)	(1,335)
Calls, maturities and repayments on available for sale securities	1,038	2,355
Net change in loans	8,531	(341)
Proceeds from sale of OREO and repossessed assets	362	24
Additions to premises and equipment	(80)	(36)
Net cash from investing activities	7,851	667

Cash flows from financing activities
Net change in deposits	2,536	9,142
Cash dividends paid	(114)	(216)
Net cash from financing activities	2,422	8,926

Net change in cash, cash equivalents and federal funds sold	11,170	9,027

Cash, cash equivalents and federal funds sold at beginning of period	12,246	8,934

Cash, cash equivalents and federal funds sold at end of period	$23,416	$17,961

Supplemental disclosures
Cash paid for interest	$978	$1,430
Cash paid for income taxes	0	100
Non-cash transfer of loans to OREO and repossessed assets	210	1,149

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

The condensed consolidated financial statements have been prepared without audit.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the Corporation’s financial position at March 31, 2010, and the results of operations and changes in cash flows for the periods presented have been made.

Certain information and footnote disclosures typically included in financial statements prepared in accordance with U.S. generally accepted principles have been omitted.  The Annual Report for the year ended December 31, 2009, contains consolidated financial statements and related footnote disclosures, which should be read in conjunction with the accompanying consolidated financial statements.  The results of operations for the period ended March 31, 2010 are not necessarily indicative of the operating results for the full year or any future interim period.

NOTE 2 – EARNINGS PER SHARE

Weighted average shares used in determining basic and diluted earnings per share for the three months ended March 31:

	2010	2009

Weighted average shares outstanding during the period	1,138,497	1,136,397
Dilutive effect of exercisable stock options	0	0
Weighted average shares considering dilutive effect	1,138,497	1,136,397

Anti-dilutive stock options not considered in computing diluted earnings per share	20,230	6,602

NOTE 3 – LOANS

Loans (in thousands):	March 31, 2010	December 31, 2009

Commercial and agricultural loans	$160,646	$168,611
Residential real estate loans	9,279	9,296
Construction loans	3,001	2,529
Consumer loans	23,248	23,721
Home equity loans	22,375	22,685
Indirect finance loans	748	1,166
Total loans	$219,297	$228,008

Total loans included loans to farmers for agricultural purposes of approximately $25,202,000 and $25,602,000 at March 31, 2010 and December 31, 2009, respectively.

7.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Activity in the allowance for loan losses (in thousands) for the three months ended March 31:

	2010	2009
Beginning balance	$2,744	$2,483
Provision for loan loss	245	284
Loans charged-off	(322)	(447)
Recoveries of loans previously charged-off	14	28
Ending balance	$2,681	$2,348

Impaired loans (in thousands):

	March 31, 2010	December 31, 2009
Period-end loans with no allocated allowance	$861	$943
Period-end loans with allocated allowance	587	785
Total	$1,448	$1,728

Amount of allowance for loan loss allocated	$91	$88

Nonperforming loans (in thousands):

	March 31, 2010	December 31, 2009
Loans past due over 90 days still on accrual	$0	$0
Nonaccrual loans	1,922	2,641

The impaired and nonperforming loans have been considered in management’s evaluation of the adequacy of the allowance for loan losses.

NOTE 4 – OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) for the three months ended March 31:

	2010	2009
	($ in thousands)
Unrealized holding gains (losses) on securities available for sale	$(249)	$763
Less: Reclassification adjustment for losses (gains) recognized in income	—	—
Net unrealized holding gains (losses)	(249)	763
Tax effect	(84)	259
Other comprehensive income (loss)	$(165)	$504

8.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – FAIR VALUES AND MEASUREMENTS OF FINANCIAL INSTRUMENTS

The following table presents information about the Corporation’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2010, and the valuation techniques used by the Corporation to determine those fair values.

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

Disclosures concerning assets and liabilities measured at fair value are as follows:

Assets and liabilities, (in thousands) measured at fair value on a recurring basis for the periods shown:

	Quoted Prices in	Significant	Significant
	Active Markets	Observable	Unobservable
	For Identical	Inputs	Inputs
March 31, 2010	Assets (Level 1)	(Level 2)	(Level 3)	Balance
Assets: Securities available for Sale	$—	$37,395	$—	$37,395
Liabilities	$—	$—	$—	$—

December 31, 2009
Assets: Securities available for Sale	$—	$36,733	$—	$36,733
Liabilities	$—	$—	$—	$—

Securities characterized as having Level 2 inputs consist of obligations of U.S. government and federal agencies, securities from government-sponsored organizations and obligations of state and political subdivisions.

The Corporation also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis.  Such assets consist primarily of impaired loans and other real estate owned.  The Corporation has estimated the fair values of these assets using Level 3 inputs, specifically, discounted cash flow projections.

Impaired loans are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans are subject to non-recurring fair value adjustments to reflect (1) partial write downs that are based on the observable market price or current appraised value of the collateral, or (2) the full charge-off of the loan carrying value.

9.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impaired loans valued using Level 3 inputs totaled $1,357,000 and $1,640,000 at March 31, 2010 and December 31, 2009, respectively.  The Corporation estimates the fair value of the loans based on the present value of expected future cash flows using management’s best estimate of key assumptions.  These assumptions include future payment ability, timing of payment streams and estimated realizable values of available collateral (typically based on outside appraisals).

Other real estate owned (“OREO”) acquired through or instead of loan foreclosure is initially recorded at fair value less costs to sell when acquired, establishing a new cost basis.  Management considers third party appraisals as well as independent fair market value assessments from realtors or persons involved in selling OREO when determining the fair value of particular properties.  Accordingly, the valuations of OREO and repossessed assets are subject to significant judgment.  If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense.  Operating costs incurred after acquisition are expensed.  OREO and other repossessed assets included in other assets totaled $832,000 and $1,142,000 at March 31, 2010 and December 31, 2009, respectively.

The estimated fair values of financial instruments (in thousands):

	March 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
Financial assets	Amount	Fair Value	Amount	Fair Value

Cash equivalents and federal funds sold	$23,416	$23,416	$12,246	$12,246
Investment securities available for sale	37,395	37,395	36,733	36,733
Loans, net of allowance for loan losses	216,616	212,592	225,264	223,395
Accrued interest receivable	1,412	1,412	1,147	1,147

Financial liabilities

Demand and savings deposits	$(141,950)	$(141,950)	$(140,373)	$(140,373)
Time deposits	(125,295)	(124,338)	(124,336)	(124,390)
FHLB advances	(5,000)	(5,094)	(5,000)	(5,000)
Accrued interest payable	(231)	(231)	(239)	(239)

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate the value:

•	Cash equivalents and federal funds sold – The carrying amount is a reasonable estimate of fair value.
•	Investment securities – Fair value is based on quoted market prices in active markets for identical assets or similar assets in active markets.
•
Loans – Fair value is estimated by discounting the future cash flows using the current rate at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

•	Accrued interest receivable – The fair value approximates the carrying value.
•	Demand and savings deposits – Fair value is the amount payable on demand at the reporting date.
•	Time deposits – Fair value is estimated using the rates currently offered for deposits of similar remaining maturities.
•	FHLB advances – Fair value is estimated by discounting the future cash flows using the current rate at which similar borrowings with similar remaining maturities could be made.
•	Accrued interest payable – The fair value approximates the carrying value.

10.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – STOCK OPTIONS

The Corporation has two stock option plans, the 1997 Stock Option Plan and the 2009 Incentive Stock Option Plan.  No additional grants may be made under the 1997 Stock Option Plan.  The 2009 Plan, which is shareholder approved, permits the grant of stock options, restricted stock and certain other stock-based awards for up to 150,000 shares.  At March 31, 2010, a total of 129,800 shares remained available for issuance.  All stock options have an exercise price that is equal to the closing market value of the Corporation’s stock on the date the options are granted.  The Corporation measures compensation cost at the grant date based on the fair value of the award.  The fair value of each option award is estimated on the date of grant using an option valuation model that uses assumptions for the following:  dividend yield, expected volatility, risk-free interest rate, annual forfeiture rate, expected life of options and weighted average grant-date fair value.

On August 12, 2009, a total of 18,100 stock options with an exercise price of $12.30 were granted to executive officers and certain key employees.  The weighted average fair value of options granted was $2.08 per share.  These options will vest over three years and have a ten year maximum term.  At March 31, 2010, unrecognized compensation related to stock options was $30,000.  This cost is expected to be recognized as compensation expense over a remaining period of approximately 2.5 years.

On August 12, 2009, a total of 2,100 restricted stock awards were granted to executive officers with a grant date fair value of $12.30.  Restricted stock awards are recorded as deferred compensation, a component of shareholders’ equity, at fair value at the date of the grant and amortized to compensation expense over the vesting period.  At March 31, 2010, the unrecognized compensation cost for restricted awards was $20,000 which will be recognized as compensation expense over a remaining period of approximately 2.5 years.

11.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following review presents management’s discussion and analysis of the consolidated financial condition of Commercial Bancshares, Inc. and its wholly owned subsidiaries, Commercial Savings Bank and Commercial Financial Insurance Agency, LTD at March 31, 2010, compared to December 31, 2009, and the consolidated results of operations for the quarter ended March 31, 2010 compared to the same period in 2009. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements and related footnotes.

Despite the downturn in the economy, the Corporation produced healthy financial results for the first quarter of 2010.  Net earnings, after taxes, increased 145.02% to $517,000 at March 31, 2010 from $211,000 at March 31, 2009.   The increase in earnings was primarily due to an increase in net interest income resulting from a lower rate environment and Corporation’s actively managed deposit and loan pricing strategies.  Provisions made to the loan loss reserve totaled $245,000 in 2010 compared to $284,000 in 2009.  The Corporation’s return on average equity and return on average assets for the first quarter of 2010 was 9.11% and 0.72%, respectively, compared to 3.91% and 0.32% in 2009.  The increase in net interest income also had a favorable impact on the Corporation’s efficiency ratio along with management’s continued emphasis on operating leverage and expense control.  The Corporation’s efficiency ratio, on a fully taxable equivalent basis, was 71.12% for the three months ended March 31, 2010 compared to 81.00% for the three months ended March 31, 2009.  Basic and diluted earnings per common share in the first quarter of 2010 were $0.45, compared to $0.19 in the first quarter of 2009.

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

Management believes there have been no changes with respect to its determinations regarding the Corporation’s critical accounting policies as disclosed in the Corporation’s annual report on Form 10-K for the fiscal year ended December 31, 2009.

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

12.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Total assets increased $3,053,000 or 1.04% from $294,280,000 at December 31, 2009 to $297,333,000 at March 31, 2010.  Interest earning bank balances, which include the Bank’s deposits at the Federal Reserve Bank, and federal funds sold, increased $10,273,000, primarily attributable to excess cash generated by a decrease in net loans of $8,648,000 and an increase of $2,536,000 in deposit balances.

Available for sale securities are reported at their aggregate fair value and unrealized gains and losses are included as a component of other comprehensive income, net of deferred taxes.  Investment securities available for sale increased 1.80% from $36,733,000 at year end to $37,395,000 at March 31, 2010, primarily due to purchases of U.S. government-sponsored agencies of $2,000,000 offset by calls, maturities and principal repayments of mortgage-backed and municipal securities along with an adjustment for the decline in market value.

Gross loans at March 31, 2010 totaled $219,297,000, down $8,711,000 or 3.82% from $228,008,000 at December 31, 2009, primarily due to a decrease of $7,965,000 in commercial and agriculture loans.  Approximately $4,000,000 is due to the pay off of a short-term, cash-collateralized loan at the beginning of the year, reducing current balances, like amounts, in both commercial loans and noninterest bearing demand deposits.

The Corporation’s loan portfolio represents its largest and highest yielding assets.  It also contains the most risk of loss.  This risk is due mainly to changes in borrowers’ primary repayment capacity, general economic conditions and to collateral values that are subject to change over time.  These risks are managed with specific underwriting guidelines, loan review procedures, third party reviews and continued personnel training.   Executive management continues to monitor the current downturn in the real estate market as well as the overall economy and has implemented the following measures to proactively manage credit risk in the loan portfolios:

1)	Reviewed all underwriting guidelines for various loan portfolios and have strengthened underwriting guidelines for 1-4 family investment properties and home equity loans to address identified risks.

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

4)
Aggressively seeking ownership and control, when appropriate, of real estate properties which would otherwise go through time–consuming and costly foreclosure proceedings to effectively control the disposition of such collateral.

Although executive management continues to aggressively engage in other loss mitigation techniques such as tightening underwriting standards and lowering LTV ratios on in-house real estate lending, a prolonged economic slowdown would place significant pressure on consumers and businesses in the Corporation’s local markets.

The allowance for loan losses totaled $2,681,000 at March 31, 2010 compared to $2,744,000 at December 31, 2009.  The ratio of the allowance to total loans was 1.22% at March 31, 2010 compared to 1.20% at year end 2009.  The Corporation provided $245,000 to the allowance for loan losses during 2010 to maintain the balance at an adequate level following net charge-offs of $308,000.

13.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following summarizes the charge-off and recovery activity for the first quarter ended March 31, 2010 and the year-to-date charge-off and recovery activity for 2009.

Three Months Ended March 31, 2010

				Net Charge-offs
				as a Percent of
					YTD	Annualized
				Total	Average	Net
(Amounts in thousands)	Charge-offs	Recoveries	Net	Charge-offs	Loans	Charge-offs
Commercial	201	2	199	64.76%	0.09%	0.37%
Real estate	—	—	—	0.00%	0.00%	0.00%
Home equity	38	—	38	12.26%	0.02%	0.07%
Consumer	56	8	48	15.76%	0.02%	0.09%
Indirect finance	27	4	23	7.22%	0.01%	0.04%
Total	322	14	308	100.00%	0.14%	0.56%

Year-End December 31, 2009

				Net Charge-offs
				as a Percent of
					YTD
				Total	Average
(Amounts in thousands)	Charge-offs	Recoveries	Net	Charge-offs	Loans
Commercial	579	4	575	47.03%	0.27%
Real estate	96	—	96	7.82%	0.05%
Home equity	180	—	180	14.71%	0.09%
Consumer	305	34	271	22.14%	0.13%
Indirect finance	155	54	101	8.30%	0.05%
Total	1,315	92	1,223	100.00%	0.58%

Nonaccrual loans at March 31, 2010 totaled $1,922,000, a decrease of $719,000 or 27.22% from $2,641,000 at year end 2009.  The allowance for loan losses specifically related to impaired loans at March 31, 2010 and December 31, 2009 was $91,000 and $88,000, respectively, having principal balances of $861,000 and $943,000.  The gross interest income that would have been recorded for the three months ended March 31, 2010 had nonaccrual loans been current totaled $58,000. The Corporation recognizes income on nonaccrual loans using the cash basis method.  Further, interest income on impaired loans is recognized only after all past due and current principal payments have been made.  For the current year, interest payments of $1,000 have been recorded on impaired loans.

Other assets totaled $19,906,000 at March 31, 2010, a decrease of $131,000 or 0.65% from $20,037,000 at year end 2009, primarily due to a decrease in OREO and repossessed assets of $310,000, offset by an increase in accrued interest receivable of $265,000.  Three properties, valued at $143,000, were placed into OREO during the first quarter of 2010, offset by the sale of five properties totaling $414,000.  The increase in accrued interest receivable is primarily attributable to semi-annual interest payments of tax-exempt securities rebuilding their balances to payout in June, 2010.

14.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest bearing deposit balances increased $6,913,000 from $233,324,000 at December 31, 2009 to $240,237,000 at March 31, 2010, primarily in interest bearing demand and money market accounts with increases of $2,658,000 and $2,360,000, respectively, as well as an increase of $1,897,000 in large certificate of deposit accounts, primarily due to an increase in public funds.  Noninterest demand accounts decreased $4,377,000 during the first quarter due to a match-funded loan of approximately $4,000,000 that paid off at the first of the year.

Shareholders’ equity increased $241,000 or 1.06%, primarily resulting from earnings of $517,000, less dividends of $114,000 and a decrease in the market value of securities available for sale, net of tax, of $165,000.

RESULTS OF OPERATIONS

Net income, after taxes, for the three months ended March 31, 2010 totaled $517,000, an increase of $306,000 from net income of $211,000 for the three months ended March 31, 2009.  The following discussion details the contributing factors influencing these operating results.

Interest and fee income for the first quarter of 2010 totaled $3,915,000, an increase of $146,000 or 3.87% from $3,769,000 in 2009.  Interest income on a fully taxable equivalent basis totaled $4,006,000 for the first quarter 2010, an increase of $144,000 or 3.73% from the same period in 2009.  The average tax equivalent yield earned during the quarter was 6.06%, a decrease of 38 basis points from 6.44% earned in 2009.  The most significant change was in the loan portfolio which comprised 81.52% and 80.51% of average earning assets in the first quarter of 2010 and 2009, respectively.  Average loans increased $22,545,000 or 11.51% from $195,903,000 in 2009 to $218,448,000 in 2010 while the average yield earned decreased 37 basis points.  Average securities available for sale, which comprised 13.45% and 15.50% of average earning assets in the first quarter of 2010 and 2009, respectively, decreased $1,668,000 or 4.42%, while the average tax equivalent yield earned, decreased 30 basis points.

Interest expense for the first quarter of 2010 was $969,000, a decrease of $456,000 or 32.00% from $1,425,000 in 2009.  Average interest bearing liabilities increased $19,061,000 or 8.61% from $221,289,000 in 2009 to $240,350,000 in 2010, while the average rate paid on outstanding balances decreased 97 basis points.  Average demand deposits, which comprised 40.16% and 32.19% of average interest bearing liabilities in the first quarter of 2010 and 2009, respectively, increased $25,294,000 or 35.51% while the average rate paid decreased 64 basis points.  Average time deposits, which comprised 51.52% and 58.99% of average interest bearing liabilities in 2010 and 2009, respectively, decreased $6,714,000 or 5.15% along with a decrease in the average interest rate paid of 105 basis points.  Average savings deposits, which comprised 6.24% and 6.56% of average interest bearing liabilities in 2010 and 2009, respectively, increased $481,000 or 3.31% with a decrease in the average interest paid of 1 basis point.

Net interest income on a fully taxable equivalent basis was $3,037,000 for the first quarter of 2010, an increase of $600,000 or 24.62% from $2,437,000 in 2009, resulting in an increase to the Corporation’s net interest margin of 54 basis points from 4.06% in 2009 to 4.60% in 2010.

Provisions made to the loan loss reserve during 2010 totaled $245,000, a decrease of $39,000 from $284,000 in 2009.  Net charge-offs for the three-month period ended March 31, 2010 totaled $308,000 compared to net charge-offs of $419,000 for the three-month period ended March 31, 2009.  Additional information relating to net charge-offs for the period ended March 31, 2010 and year-end 2009 is presented in the preceding chart.

15.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Yield Analysis

The following table presents an analysis of average yields earned on interest earning assets as well as the average rates paid on interest bearing liabilities on a fully taxable equivalent basis for the three months ended March 31:

	Three Months Ended March 31,
	2010			2009
	Average		Average	Average		Average
	balance	Interest	yield/rate	balance	Interest	yield/rate
	($ in thousands)

Federal funds sold	$13,474	$6	0.18%	$9,709	$6	0.25%
Securities (1)	36,050	436	4.90	37,718	484	5.20
Loans (2)	218,448	3,564	6.62	195,903	3,372	6.99
Total interest earning assets	267,972	4,006	6.06%	243,330	3,862	6.44%
Other assets	25,099			22,901
Total assets	$293,071			$266,231

Interest bearing deposits	$235,350	928	1.60%	$216,289	1,384	2.60%
Borrowed funds	5,000	41	3.32	5,000	41	3.32
Total interest bearing liabilities	$240,350	969	1.64%	$221,289	1,425	2.61%
Noninterest bearing demand deposits	27,670			21,281
Other liabilities	2,019			1,777
Shareholders’ equity	23,032			21,884
Total liabilities and shareholders’ equity	$293,071			$266,231

Net interest income		$3,037			$2,437
Interest rate spread			4.42%			3.83%
Net interest margin (3)			4.60%			4.06%

(1)
Average yields on all securities have been computed based on amortized cost.  Income on tax-exempt securities has been computed on a fully taxable equivalent basis using a 34% tax rate and a 20% disallowance of interest expense deductibility under TEFRA rules.  The amount of such adjustment was $90,000 and $93,000 for 2010 and 2009, respectively.

(2)
Average balance is net of deferred loan fees of $56,000 and $68,000 for the three months ended March 31, 2010 and 2009, respectively as well as $94,000 and $596,000 of unearned income for the same years.  Interest income includes loan fees of $103,000 and $153,000 and deferred dealer reserve expense of $43,000 and $62,000 in 2010 and 2009, respectively.

(3)	Net interest income as a percentage of average interest earning assets.

Noninterest income totaled $430,000 for the first quarter of 2010, a decrease of $136,000 from $566,000 for the first quarter of 2009, primarily due to a net loss on the sales of OREO and other repossessed assets of $135,000.

Noninterest expense of $2,465,000 for the three-month period ended March 31, 2010, increased $36,000 or 1.48% from $2,429,000 in 2009, primarily due to the increase in FDIC deposit insurance premiums of $43,000 offset by a decrease of $60,000 in premises and equipment due to computer equipment becoming fully depreciated.

16.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Corporation recorded net taxable income of $666,000 for the three-month period ended March 31, 2010, an increase of $469,000 from net taxable income of $197,000 in 2009.  Income tax expense for 2010 totaled $149,000, reflecting an effective tax rate of 22.37% compared to a tax credit of $14,000 in 2009.

LIQUIDITY

Liquidity is the ability to satisfy demands for deposit withdrawals, lending commitments and other corporate needs.  The Corporation’s liquidity primarily represented by cash, cash equivalents and federal funds sold, is a result of its operating, investing and financing activities, which are summarized in the Condensed Consolidated Statements of Cash Flows.  Primary sources of funds are deposits, prepayments and maturities of outstanding loans and securities.  While scheduled payments from the amortization of loans and securities are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  Funds are primarily used to meet ongoing commitments, satisfy operational expenses, payout maturing certificates of deposit and savings withdrawals and fund loan demand with excess funds being invested in short-term interest earning assets.  Additional funds are generated through Federal Home Loan Bank advances, overnight borrowings and other sources.

The Corporation’s liquidity ratio at March 31, 2010 was 9.81% compared to 5.72% at year-end 2009.  Another measure of liquidity is the relationship of net loans to deposits and borrowed funds with lower ratios indicating greater liquidity.  The ratio of net loans to deposits and borrowed funds was 79.57% at March 31, 2010 compared to 83.52% at December 31, 2009.  Management believes its sources of liquidity are adequate to meet the needs of the Corporation.

Net cash flows resulted in an increase of $11,170,000 in cash, cash equivalents and federal funds sold for the three-month period ended March 31, 2010 from $12,246,000 at year-end 2009, primarily due to loan maturities and repayments of $8,531,000 along with an increase in deposit balances of $2,535,000.  During the same period in 2009, cash, cash equivalents and federal funds sold increased $9,027,000, primarily due to an increase of $9,142,000 in deposit balances.

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

The Bank’s leverage and risk-based capital ratios as of March 31, 2010 were 7.5% and 10.9% respectively, compared to leverage and risk-based capital ratios of 7.5% and 10.3% at year-end 2009.  The Bank exceeded minimum regulatory requirements to be considered well capitalized for both periods.  Should it become necessary to raise capital to expand the activities of the Corporation, there are sufficient un-issued shares to effect a merger, or solicit new investors.

17.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Corporation has certain obligations and commitments to make future payments under contracts.  Total aggregate contractual obligations and commitments at March 31, 2010:

Contractual obligations
(Amounts in thousands)	Payments Due by Period
		Less Than			After
	Total	One Year	1-3 Years	3-5 Years	5 Years

Time deposits and certificates of deposit	$125,295	$49,620	$56,672	$17,044	$1,959
Borrowed funds	5,000	5,000	—	—	—
Total	$130,295	$54,620	$56,672	$17,044	$1,959

Other commitments
(Amounts In thousands)	Amount of Commitment – Expiration by Period
		Less Than			After
	Total	One Year	1-3 Years	3-5 Years	5 Years

Commitments to extend commercial credit	$13,330	$10,141	$1,526	$491	$1,172

Commitments to extend consumer credit	11,675	372	1,207	4,157	5,939
Standby letters of credit	273	273	—	—	—
Total	$25,278	$10,786	$2,733	$4,648	$7,111

Other obligations and commitments include the deferred compensation plan, index plan reserve and split dollar life insurance.  The timing of payments for these plans is unknown.  See Note 1 of the 2009 Annual Report for additional details.

Items reported under “Contractual Obligations” represent standard bank financing activity under normal terms and practices.  Such funds normally rollover or are replaced by like items depending on the then-current financing needs.  Items reported under “Other Commitments” also represent standard bank activity, but for extending credit to bank customers.  Commercial credits generally represent lines of credit or approved loans with drawable funds still available under the contract terms.  On an on-going basis, about half of these amounts are expected to be drawn.  Consumer credits generally represent amounts drawable under revolving home equity lines or credit card programs.  Such amounts are usually deemed less likely to be drawn upon in total as consumers tend not to draw down all amounts on such lines.  Utilization rates tend to be fairly constant over time.  Standby letters of credit represent guarantees to finance specific projects whose primary source of financing comes from other sources.  In the unlikely event of the other source’s failure to provide sufficient financing, the bank would be called upon to fill the need.  The Corporation is also continually engaged in the process of approving new loans in a bidding competition with other banks.  Management and Board committees approve the terms of these potential new loans with conditions and/or counter terms made to the applicant customers.  Customers may accept the terms, make a counter proposal, or accept terms from a competitor.  These loans are not yet under contract, but offers have been tendered, and would be required to be funded if accepted.  Such agreements represent approximately $4,438,000 at March 31, 2010, for various possible maturity terms.

18.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

A significant market risk to which the Corporation is exposed is interest rate risk.  The business of the Corporation and the composition of its balance sheet consist of investments in interest earning assets (primarily loans and securities), which are funded by interest bearing liabilities (deposits and borrowings).  These financial instruments have varying levels of sensitivity to changes in the market rates of interest, resulting in market risk.  Interest rate risk is managed regularly through the Corporation’s Asset/Liability Management Committee (ALCO).  The two primary methods to monitor and manage interest rate risk are rate-sensitivity gap analysis and review of the effects of various interest rate shock scenarios.  Based upon ALCO’s review, there has been no significant change in the interest rate risk of the Corporation since year-end 2009.  (See Quantitative and Qualitative Disclosures about Market Risk in the Annual Report to Shareholders for the year ended December 31, 2009.)

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

There was no change in the Corporation’s internal control over financial reporting that occurred during the Corporation’s fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

19.

COMMERCIAL BANCSHARES, INC.
FORM 10-Q
Quarter ended March 31, 2010
PART II – OTHER INFORMATION

Item 1	Legal Proceedings:
There are no matters required to be reported under this item.

Item 1A	Risk Factors:
There have been no material changes from risk factors as previously disclosed in Part 1, Item 1.A. of Commercial Bancshares, Inc.’s 10-K filed on March 29, 2010.

Item 2	Unregistered Sales of Securities and Use of Proceeds:
The Corporation purchased 2,102 shares totaling $22,335 under the Commercial Savings Bank Deferred Compensation Plan, a nonqualified deferred compensation plan, to various members of the Board during the three-month period ended March 31, 2010.  Shares are purchased on the open market and are credited to the respective accounts of the deferred compensation plan participants.  These transactions were not registered, but were made in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

The following table reflects shares repurchased by the Corporation during the quarter ended March 31, 2010.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan or Programs
1/1/10 - 1/31/10	-0-	n/a	-0-	23,548

2/1/10 - 2/28/10	-0-	n/a	-0-	23,548

3/1/10 - 3/31/10	-0-	n/a	-0-	23,548

Total	-0-	n/a	-0-	23,548

Item 3	Defaults upon Senior Securities:
There are no matters required to be reported under this item.

Item 4	Other Information:
There are no matters required to be reported under this item.

20.

COMMERCIAL BANCSHARES, INC.
FORM 10-Q
Quarter ended March 31, 2010
PART II – OTHER INFORMATION

Item 5	Exhibits:

Exhibit
Number	Description of Document

3.1.a.	Amended Articles of Incorporation of the Corporation
(incorporated by reference to Registrant’s Form 8-K dated April 27, 1995)

3.1.b.
Amendment to the Corporation’s Amended Articles of Incorporation to increase the number of shares authorized for the issuance to 4,000,000 common shares, no par value (incorporated by reference to Appendix I to Registrant’s Definitive Proxy Statement filed March 13, 1997)

3.2	Code of Regulations of the Corporation
(incorporated by reference to Registrant’s Form 8-K dated April 27, 1995)

4	Form of Certificate of Common Shares of the Corporation
(incorporated by reference to Registrant’s Form 8-K dated April 27, 1995)

11	Statement re computation of per share earnings (reference is hereby made to Note 2 of the Consolidated Financial Statements on page 8 hereof)

31.1	Certification by CEO Pursuant to Sarbanes Oxley Section 302

31.2	Certification by CFO Pursuant to Sarbanes Oxley Section 302

32.1	Certification by CEO Pursuant to Sarbanes Oxley Section 906

32.2	Certification by CFO Pursuant to Sarbanes Oxley Section 906

21.

COMMERCIAL BANCSHARES, INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL BANCSHARES, INC.
(Registrant)

Date:	May 6, 2010	/s/ Robert E. Beach
(Signature)
Robert E. Beach
President and Chief Executive Officer

Date:	May 6, 2010	/s/ Scott A. Oboy
(Signature)
Scott A. Oboy
Executive Vice President and Chief Financial Officer

22.