Form 10-Q
period 2010-06-30
COMMERCIAL BANCSHARES INC \OH\
filed 2010-08-12
CIK 1009976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2010.  Commission File Number 000-27894

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
if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

As of August 12, 2010, the latest practicable date, there were 1,138,497 outstanding shares of the registrant’s common stock, no par value.

COMMERCIAL BANCSHARES, INC.

INDEX

		Page

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Consolidated Balance Sheets	3

	Consolidated Statements of Income	4

	Condensed Consolidated Statements of Changes in Shareholders’ Equity	5

	Condensed Consolidated Statements of Cash Flows	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23

Item 4.	Controls and Procedures	23

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 2.	Unregistered Sales of Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Other Information	24

Item 5.	Exhibits	25

SIGNATURES		26

EXHIBIT:	13a-14(a) 302 Certification
	13a-14(a) 906 Certification

2.

COMMERCIAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Amounts in thousands)

	June 30,	December 31,
	2010	2009
ASSETS
Cash and cash equivalents	$4,538	$4,844
Federal funds sold	15,493	7,402
Cash equivalents and federal funds sold	20,031	12,246

Securities available for sale	37,717	36,733
Total loans	222,575	228,008
Allowance for loan losses	(2,761)	(2,744)
Loans, net	219,814	225,264
Premises and equipment, net	7,769	7,983
Accrued interest receivable	1,134	1,147
Other assets	10,244	10,907

Total assets	$296,709	$294,280

LIABILITIES
Deposits
Noninterest bearing demand	$25,516	$31,385
Interest bearing demand	101,079	94,364
Savings and time deposits	101,007	101,660
Time deposits $100,000 and greater	43,321	37,300
Total deposits	270,923	264,709
FHLB advances	—	5,000
Accrued interest payable	229	239
Other liabilities	2,101	1,637
Total liabilities	273,253	271,585

SHAREHOLDERS' EQUITY
Common stock, no par value: 4,000,000 shares authorized,
1,181,038 shares issued in 2010 and 2009	11,284	11,266
Retained earnings	13,128	12,278
Unearned compensation	(26)	(26)
Deferred compensation plan shares, at cost:
24,469 shares in 2010, and 22,702 shares in 2009	(509)	(494)
Treasury stock: 42,541 shares in 2010 and 2009	(1,163)	(1,163)
Accumulated other comprehensive income	742	834
Total shareholders' equity	23,456	22,695

Total liabilities and shareholders' equity	$296,709	$294,280

See notes to the consolidated financial statements.

3.

COMMERCIAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Interest income
Interest and fees on loans	$3,579	$3,425	$7,151	$6,799
Interest on securities:
Taxable	160	181	318	380
Nontaxable	177	189	357	382
Federal funds sold	11	8	18	14
Total interest income	3,927	3,803	7,844	7,575

Interest expense
Interest on deposits	912	1,240	1,840	2,624
Interest on borrowings	29	42	71	83
Total interest expense	941	1,282	1,911	2,707

Net interest income	2,986	2,521	5,933	4,868
Provision for loan losses	280	332	525	615

Net interest income after
provision for loan losses	2,706	2,189	5,408	4,253

Noninterest income
Service fees and overdraft charges	434	446	853	861
Gains (losses): repossessed asset sales, net	(56)	(24)	(191)	(22)
Other income	173	170	317	315
Total noninterest income	551	592	979	1,154

Noninterest expense
Salaries and employee benefits	1,296	1,276	2,596	2,549
Premises and equipment	300	379	642	781
OREO and miscellaneous loan expense	136	73	180	99
Professional fees	99	135	217	231
Data processing	62	68	125	131
Software maintenance	78	73	152	143
Advertising and promotional	53	63	102	110
FDIC deposit insurance	140	275	278	370
Franchise tax	71	69	141	138
Other operating expense	294	298	559	586
Total noninterest expense	2,529	2,709	4,992	5,138

Income before income taxes	728	72	1,395	269
Income tax expense (credit)	171	(57)	320	(71)

Net income	$557	$129	$1,075	$340

Basic earnings per common share	$0.49	$0.11	$0.94	$0.30
Diluted earnings per common share	$0.49	$0.11	$0.94	$0.30

See notes to the consolidated financial statements.

4.

COMMERCIAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended
	June 30,
	2010	2009

Balance at beginning of period	$22,936	$21,804

Comprehensive income
Net income	557	129
Change in net unrealized gain (loss) on securities
available for sale, net of reclassification and tax effects	73	(92)
Total comprehensive income	630	37

Stock-based compensation	4	—

Dividends paid ($0.10 and $0.19 per share in 2010 and 2009)	(114)	(216)

Balance at end of period	$23,456	$21,625

	Six Months Ended
	June 30,
	2010	2009

Balance at beginning of period	$22,695	$21,305

Comprehensive income
Net income	1,075	340
Change in net unrealized gain (loss) on securities
available for sale, net of reclassification and tax effects	(92)	412
Total comprehensive income	983	752

Stock-based compensation	6	—

Dividends paid ($0.20 and $0.38 per share in 2010 and 2009)	(228)	(432)

Balance at end of period	$23,456	$21,625

See notes to the consolidated financial statements.

5.

COMMERCIAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
	($ in thousands)
Cash flows from operating activities
Net income	$1,075	$340
Adjustments	1,186	462
Net cash from operating activities	2,261	802

Cash flows from investing activities
Purchases of securities available for sale	(4,000)	(4,047)
Calls, maturities and repayments on available for sale securities	2,772	3,664
Net change in loans	5,320	(9,217)
Proceeds from sale of OREO and repossessed assets	571	559
Additions to premises and equipment	(125)	(580)
Net cash from investing activities	4,538	(9,621)

Cash flows from financing activities
Net change in deposits	6,214	10,625
Repayments on other borrowings	(5,000)	—
Cash dividends paid	(228)	(432)
Net cash from financing activities	986	10,193

Net change in cash, cash equivalents and federal funds sold	7,785	1,374

Cash, cash equivalents and federal funds sold at beginning of period	12,246	8,934

Cash, cash equivalents and federal funds sold at end of period	$20,031	$10,308

Supplemental disclosures
Cash paid for interest	$1,921	$2,763
Cash paid for income taxes	90	192
Non-cash transfer of loans to OREO and repossessed assets	255	1,565

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

The condensed consolidated financial statements have been prepared without audit.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the Corporation’s financial position at June 30, 2010, and the results of operations and changes in cash flows for the periods presented have been made.

In July 2010, FASB issued a statement which expands disclosures about credit quality of financing receivables and allowance for credit losses.  The standard will require the Corporation to expand disclosures about the credit quality of its loans and the related reserves against them.  The extra disclosures will include details on past due loans, credit quality indicators and the modification of loans.  The Corporation will adopt the standard beginning with its December 31, 2010 financial statements.

Certain information and footnote disclosures typically included in financial statements prepared in accordance with U.S. generally accepted principles have been omitted.  The Annual Report for the year ended December 31, 2009, contains consolidated financial statements and related footnote disclosures, which should be read in conjunction with the accompanying consolidated financial statements.  The results of operations for the period ended June 30, 2010 are not necessarily indicative of the operating results for the full year or any future interim period.

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

7.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – LOANS

Loans (in thousands):	June 30, 2010	December 31, 2009
Commercial and agricultural loans	$163,242	$168,611
Residential real estate loans	10,382	9,296
Construction loans	3,001	2,529
Consumer loans	23,552	23,721
Home equity loans	21,929	22,685
Indirect finance loans	469	1,166
Total loans	$222,575	$228,008

Total loans included loans to farmers for agricultural purposes of approximately $27,310,000 and $25,602,000 at June 30, 2010 and December 31, 2009, respectively.

Activity in the allowance for loan losses (in thousands) for the three months ended June 30:

	2010	2009
Beginning balance	$2,681	$2,348
Provision for loan loss	280	332
Loans charged-off	(231)	(304)
Recoveries of loans previously charged-off	31	26
Ending balance	$2,761	$2,402

Activity in the allowance for loan losses (in thousands) for the six months ended June 30:

	2010	2009
Beginning balance	$2,744	$2,483
Provision for loan loss	525	615
Loans charged-off	(553)	(751)
Recoveries of loans previously charged-off	45	55
Ending balance	$2,761	$2,402

Impaired loans (in thousands):

	June 30, 2010	December 31, 2009
Period-end loans with no allocated allowance	$783	$943
Period-end loans with allocated allowance	747	785
Total	$1,530	$1,728

Amount of allowance for loan loss allocated	$81	$88

8.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-performing loans (in thousands):

	June 30, 2010	December 31, 2009
Loans past due over 90 days still on accrual	$0	$0
Nonaccrual loans	1,671	2,641

The impaired and non-performing loans have been considered in management’s evaluation of the adequacy of the allowance for loan losses.

NOTE 4 – OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) for the three months ended June 30:

	2010	2009
	($ in thousands)
Unrealized holding gains (losses) on securities available for sale	$110	$(139)
Less: Reclassification adjustment for losses (gains) recognized in income	—	—
Net unrealized holding gains (losses)	110	(139)
Tax effect	37	(47)
Other comprehensive income (loss)	$73	$(92)

Other comprehensive income (loss) for the six months ended June 30:

	2010	2009
	($ in thousands)
Unrealized holding gains (losses) on securities available for sale	$(139)	$624
Less: Reclassification adjustment for losses (gains) recognized in income	—	—
Net unrealized holding gains (losses)	(139)	624
Tax effect	(47)	212
Other comprehensive income (loss)	$(92)	$412

NOTE 5 – FAIR VALUES AND MEASUREMENTS OF FINANCIAL INSTRUMENTS

The following table presents information about the Corporation’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2010, and the valuation techniques used by the Corporation to determine those fair values.

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

9.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Disclosures concerning assets and liabilities measured at fair value are as follows:

Assets and liabilities, (in thousands) measured at fair value on a recurring basis for the periods shown:

	Quoted Prices in	Significant	Significant
	Active Markets	Observable	Unobservable
	For Identical	Inputs	Inputs
	Assets (Level 1)	(Level 2)	(Level 3)	Balance
June 30, 2010

Assets: Securities available for sale	$—	$37,717	$—	$37,717
Liabilities	$—	$—	$—	$—

December 31, 2009

Assets: Securities available for sale	$—	$36,733	$—	$36,733
Liabilities	$—	$—	$—	$—

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

Impaired loans valued using Level 3 inputs totaled $1,449,000 and $1,640,000 at June 30, 2010 and December 31, 2009, respectively.  The Corporation estimates the fair value of the loans based on the present value of expected future cash flows using management’s best estimate of key assumptions.  These assumptions include future payment ability, timing of payment streams and estimated realizable values of available collateral (typically based on outside appraisals).

Other real estate owned (“OREO”) acquired through or instead of loan foreclosure is initially recorded at fair value less costs to sell when acquired, establishing a new cost basis.  Management considers third party appraisals as well as independent fair market value assessments from realtors or persons involved in selling OREO when determining the fair value of particular properties.  Accordingly, the valuations of OREO and repossessed assets are subject to significant judgment.  If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense.  Operating costs incurred after acquisition are expensed.  OREO and other repossessed assets included in other assets totaled $362,000 and $1,142,000 at June 30, 2010 and December 31, 2009, respectively.

10.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair values of financial instruments (in thousands):

	June 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets
Cash equivalents and federal funds sold	$20,031	$20,031	$12,246	$12,246
Investment securities available for sale	37,717	37,717	36,733	36,733
Loans, net of allowance for loan losses	219,814	231,754	225,264	223,395
Accrued interest receivable	1,134	1,134	1,147	1,147

Financial liabilities
Demand and savings deposits	$(142,337)	$(142,337)	$(140,373)	$(140,373)
Time deposits	(128,586)	(128,125)	(124,336)	(124,390)
FHLB advances	—	—	(5,000)	(5,001)
Accrued interest payable	(229)	(229)	(239)	(239)

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

NOTE 6 – STOCK OPTIONS

The Corporation has two stock option plans, the 1997 Stock Option Plan and the 2009 Incentive Stock Option Plan.  No additional grants may be made under the 1997 Stock Option Plan.  The 2009 Plan, which is shareholder approved, permits the grant of stock options, restricted stock and certain other stock-based awards for up to 150,000 shares.  At June 30, 2010, a total of 129,800 shares remained available for issuance.  All stock options have an exercise price that is equal to the closing market value of the Corporation’s stock on the date the options are granted.  The Corporation measures compensation cost at the grant date based on the fair value of the award.  The fair value of each option award is estimated on the date of grant using an option valuation model that uses assumptions for the following:  dividend yield, expected volatility, risk-free interest rate, annual forfeiture rate, expected life of options and weighted average grant-date fair value.

11.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On August 12, 2009, a total of 18,100 stock options with an exercise price of $12.30 were granted to executive officers and certain key employees.  The weighted average fair value of options granted was $2.08 per share.  These options will vest over three years and have a ten year maximum term.  At June 30, 2010, unrecognized compensation related to stock options was $27,000.  This cost is expected to be recognized as compensation expense over a remaining period of approximately 2.2 years.

On August 12, 2009, a total of 2,100 restricted stock awards were granted to executive officers with a grant date fair value of $12.30.  Restricted stock awards are recorded as deferred compensation, a component of shareholders’ equity, at fair value at the date of the grant and amortized to compensation expense over the vesting period.  At June 30, 2010, the unrecognized compensation cost for restricted awards was $18,000 which will be recognized as compensation expense over a remaining period of approximately 2.2 years.

12.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following review presents management’s discussion and analysis of the consolidated financial condition of Commercial Bancshares, Inc. and its wholly owned subsidiaries, Commercial Savings Bank and Commercial Financial Insurance Agency, LTD at June 30, 2010, compared to December 31, 2009, and the consolidated results of operations for the three and six-month periods ended June 30, 2010 compared to the same periods in 2009. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements and related footnotes.

Despite the economic environment adversely impacting the banking industry, the Corporation recorded net income of $1,075,000 or $0.94 basic and diluted earnings per share for the six-month period ended June 30, 2010, compared with $340,000 or $0.30 basic and diluted earnings per share for the same period in 2009.  Return on average assets and return on average equity was 0.73% and 9.33%, respectively, in 2010, compared to 0.25% and 3.12% in 2009. The increase in earnings was primarily due to an improvement in the Corporation’s net interest margin, due in large part, to lower funding costs as indicated by an 86 basis point decline in the cost of interest-bearing liabilities from the second quarter of 2009 and partially offset by a 39 basis point decline in interest-earning assets.

The Corporation has not been unaffected by the weakening economic environment as evidenced by substantial increases in non-performing assets and delinquencies beginning in the latter half of 2008 and continuing through most of 2009.  Profitability was impacted by increased costs as provisions were made for potential problem credits and charged-off loans, along with impairment adjustments made on properties held in OREO as well as additional expense related to the ongoing cost to maintain foreclosed properties.  Conversely, measures were taken to protect profitability by reducing controllable expenses such as a hiring freeze and setting interest rate floors on all renewing commercial loans.  The Corporation’s efficiency ratio, on a fully taxable equivalent basis, was 70.44% for the six months ended June 30, 2010, compared to 82.85% for the same period in 2009.

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

FINANCIAL CONDITION

Total assets increased $2,429,000 or 0.83% to $296,709,000 at June 30, 2010, from $294,280,000 at December 31, 2009.  Interest-earning bank balances, which include the Bank’s deposits at the Federal Reserve Bank and federal funds sold, increased $8,091,000, primarily attributable to excess cash generated by a decrease in net loans of $5,450,000 and an increase in deposit balances of $6,214,000, partially offset by the repayment of FHLB advances of $5,000,000.

Securities available for sale are carried at fair value, with unrealized gains or losses based on the difference between amortized cost and fair value, reported net of deferred tax, as accumulated other comprehensive income (loss), a separate component of shareholders’ equity.  Declines in the fair value of individual available for sale securities below their cost that are other-than-temporary result in write downs of the individual securities to their fair value.  Securities available for sale, increased $984,000, or 2.68%, to $37,717,000 at June 30, 2010 from $36,733,000 at year-end 2009, primarily resulting from purchases of U.S. government-sponsored agencies of $4,000,000 offset with calls, maturities and repayments along with an adjustment for the decline in market value.

Total loans receivable, before allowance for loan losses, decreased $5,433,000 or 2.38%, to $222,575,000 at June 30, 2010 from $228,008,000 at December 31, 2009.  This decrease was primarily driven by a decline in commercial loans of $7,077,000 or 4.95%, due to a competitive rate environment and a continued softening in loan demand brought on by the impact of the recent recession.  The decrease in commercial loans was partially offset with an increase of $1,708,000 in agricultural loans, an increase of $1,558,000 in real estate loans and an increase of $636,000 in consumer loans.

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
2)
Evaluated outside loan review parameters, engaging the services of a well-established firm to continue with such loan review, addressing not only specific loans but underwriting, analysis, documentation, credit evaluation and risk identification.

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

The allowance for loan losses totaled $2,761,000 and $2,744,000 at June 30, 2010 and December 31, 2009, respectively, reflecting an increase of $17,000 or 0.62%.  The ratio of allowance for loan losses to total loans was 1.24% at June 30, 2010 compared to 1.20% at year-end 2009.  The Corporation provided $525,000 to the allowance for loan losses during 2010 to maintain the balance at an adequate level following net charge-offs of $508,000.

The following summarizes the charge-off and recovery activity for the six-month period ended June 30, 2010 and year-end 2009.

				Net Charge-offs
Six Months Ended June 30, 2010				as a Percent of
					YTD	Annualized
				Total	Average	Net
(Amounts in thousands)	Charge-offs	Recoveries	Net	Charge-offs	Loans	Charge-offs
Commercial	332	7	325	63.90%	0.15%	0.29%
Real estate	—	—	—	0.00%	0.00%	0.00%
Consumer	105	14	91	17.99%	0.04%	0.08%
Indirect finance	37	22	15	2.88%	0.01%	0.02%
Home equity	79	2	77	15.23%	0.03%	0.07%
Total	553	45	508	100.00%	0.23%	0.46%

				Net Charge-offs
Year-End December 31, 2009				as a Percent of
					YTD
				Total	Average
(Amounts in thousands)	Charge-offs	Recoveries	Net	Charge-offs	Loans
Commercial	579	4	575	47.03%	0.27%
Real estate	96	—	96	7.82%	0.05%
Consumer	305	34	271	22.14%	0.13%
Indirect finance	155	54	101	8.30%	0.05%
Home equity	180	—	180	14.71%	0.09%
Total	1,315	92	1,223	100.00%	0.58%

Total nonaccrual loans were $1,671,000 at June 30, 2010, or 0.75% of total loans, compared to $2,641,000, or 1.16%, at December 31, 2009.  The allowance for loan losses specifically related to impaired loans at June 30, 2010 and December 31, 2009 was $81,000 and $88,000, respectively, having principal balances of $747,000 and $785,000.  The gross interest income that would have been recorded for the six months ended June 30, 2010, had nonaccrual loans been current totaled $94,000. The Corporation recognizes income on nonaccrual loans using the cash basis method.  Further, interest income on impaired loans is recognized only after all past due and current principal payments have been made.  For the current year, interest payments of $17,000 have been recorded on impaired loans.

15.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other assets totaled $19,147,000 at June 30, 2010, a decrease of $890,000 or 4.44% from $20,037,000 at year-end 2009.  The decrease in other assets is primarily due to a decrease of $781,000 in OREO and repossessed assets, a decrease of $214,000 in premises and equipment, offset by an increase of $140,000 in the cash surrender value of company-owned life insurance.  A total of nine properties have been sold from OREO during the first six months of 2010.  The decrease in premises and equipment reflects depreciation expense of $326,000 offset with capital purchases of $112,000.

Interest-bearing deposit balances increased $12,083,000 or 5.18% to $245,407,000 at June 30, 2010 from $233,324,000 at December 31, 2009, primarily in interest-bearing demand and money market accounts with increases of $5,416,000 and $1,299,000, respectively, as well as an increase of $6,021,000 in large certificate of deposit accounts.  Noninterest-bearing accounts decreased $5,869,000 while FHLB advances decreased $5,000,000 reflecting the payoff of borrowed funds.

Shareholders’ equity increased $761,000 or 3.35% during the six months ended June 30, 2010, primarily resulting from earnings of $1,075,000 less dividends paid to Shareholders of $228,000 and a slight decrease in accumulated other comprehensive income of $92,000 due to the decline in the market value of securities available for sale, net of tax.  Quarterly cash dividends of $0.10 per share were paid in each quarter of 2010.  The dividend payout ratio was 21.19% of net income for the six months ended June 30, 2010.  The Corporation’s ratio of total shareholders’ equity to total assets was 7.91% at June 30, 2010 compared to 7.71% at December 31, 2009.

RESULTS OF OPERATIONS

The Corporation recorded net income for the second quarter of $557,000 or $0.49 basic and diluted earnings per share compared to net income of $129,000 or $0.11 basic and diluted earnings per share for the second quarter of 2009.  Net income for the six months ended June 30, 2010 was $1,075,000 or $0.94 basic and diluted earnings per share compared to $340,000 or $0.30 basic and diluted earnings per share for the same period last year.

Net interest income for the three and six months ended June 30, 2010 was $2,986,000 and $5,933,000, respectively, an increase of $465,000 or 18.45% and $1,065,000 or 21.88% over the comparable periods a year ago.  Net interest income on a taxable equivalent basis was $3,075,000 and $2,614,000 for the three months ended June 30, 2010 and 2009, respectively, reflecting an increase in net interest income of $461,000 or 17.64%.  Net interest on a taxable equivalent basis was $6,112,000 and $5,053,000 for the six months ended June 30, 2010 and 2009, respectively, reflecting an increase in net interest income of $1,059,000 or 20.96%.  The increase in net interest income for both the three and six-month periods ended June 30, 2010 was largely driven by increases in average interest-earning assets and average deposits compared to the same periods a year ago.  Furthermore, net interest income for both the three and six-month periods was positively impacted by an increase in loans as a percentage of assets and lower rates paid on average deposits.

Interest income on a taxable equivalent basis was $4,016,000 during the second quarter of 2010, an increase of $120,000 or 3.08%, compared to $3,896,000 for the second quarter of 2009.  The average tax-equivalent yield earned in the second quarter of 2010 was 5.80%, a decrease of 41 basis points from 6.21% earned during the same period in 2009.  Average loans, comprising 78.99% and 79.50% of average earning assets in the three months ended June 30, 2010 and 2009, respectively, increased $19,272,000 or 9.63%, while the average tax-equivalent yield earned decreased 32 basis points.  The decline in interest income on loans was largely due to the downward re-pricing of variable rate loans.  Average federal funds sold, comprising 7.53% and 4.91% of average earning assets in the second quarter of 2010 and 2009, respectively, increased $8,553,000, while the average yield earned decreased 5 basis points.

16.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Yield Analysis

The following table presents an analysis of average yields earned on interest earning assets as well as the average rates paid on interest bearing liabilities on a fully taxable equivalent basis for the three months ended June 30:

	Three Months Ended June 30,
	2010			2009
	Average		Average	Average		Average
($ in thousands)	balance	Interest	yield/rate	balance	Interest	yield/rate
Federal funds sold	$20,900	$11	0.21%	$12,347	$8	0.26%
Securities (1)	37,453	422	4.52	39,267	459	4.69
Loans (2)	219,377	3,583	6.55	200,105	3,429	6.87
Total interest earning assets	277,730	4,016	5.80%	251,719	3,896	6.21%
Other assets	24,278			22,847
Total assets	$302,008			$274,566

Interest bearing deposits	$245,743	912	1.49%	$222,195	1,240	2.24%
Borrowed funds	3,462	29	3.36	5,000	42	3.37
Total interest bearing liabilities	$249,205	941	1.51%	$227,195	1,282	2.26%
Noninterest bearing demand deposits	27,225			23,448
Other liabilities	2,161			1,818
Shareholders’ equity	23,417			22,105
Total liabilities and shareholders’ equity	$302,008			$274,566
Net interest income		$3,075			$2,614
Interest rate spread			4.29%			3.95%
Net interest margin (3)			4.44%			4.16%

(1)
Average yields on all securities have been computed based on amortized cost.  Income on tax-exempt securities has been computed on a fully taxable equivalent basis using a 34% tax rate and a 20% disallowance of interest expense deductibility under TEFRA rules.  The amount of such adjustment was $89,000 and $93,000 for 2010 and 2009, respectively.

(2)
Average balance is net of deferred loan fees of $54,000 and $63,000 for the three months ended June 30, 2010 and 2009, respectively, as well as $71,000 and $421,000 of unearned income for the same years.  Interest income includes loan fees of $136,000 and $168,000 and deferred dealer reserve expense of $48,000 and $54,000 in 2010 and 2009, respectively.

(3)	Net interest income as a percentage of average interest earning assets.

The average balance of securities available for sale, comprising 13.49% and 15.60% of average earning assets in the second quarter of 2010 and 2009, respectively, decreased $1,814,000, while the average tax-equivalent yield earned decreased 17 basis points.  The decrease in the average balance and average yield on available for sale securities was largely due to elevated prepayment speeds on mortgage-backed securities and the purchase of short-term cushion bonds.

Interest income on a taxable equivalent basis for the six months ended June 30, 2010, was $8,023,000, an increase of $263,000 or 3.39%, compared to $7,760,000 for the same period in 2009.  During this six-month period in 2010, the average balance of interest-earning assets increased $25,329,000 or 10.23%, while the average tax-equivalent yield decreased 39 basis points from the comparable period in 2009.

17.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Yield Analysis

The following table presents an analysis of average yields earned on interest earning assets as well as the average rates paid on interest bearing liabilities on a fully taxable equivalent basis for the six months ended June 30:

	Six Months Ended June 30,
	2010			2009
	Average		Average	Average		Average
($ in thousands)	balance	Interest	yield/rate	balance	Interest	yield/rate
Federal funds sold	$17,207	$18	0.21%	$11,036	$14	0.26%
Securities (1)	36,755	847	4.65	38,496	940	4.92
Loans (2)	218,915	7,158	6.59	198,016	6,806	6.93
Total interest earning assets	272,877	8,023	5.93%	247,548	7,760	6.32%
Other assets	24,684			22,873
Total assets	$297,561			$270,421

Interest bearing deposits	$240,574	1,840	1.54%	$219,258	2,624	2.41%
Borrowed funds	4,227	71	3.39	5,000	83	3.35
Total interest bearing liabilities	$244,801	1,911	1.57%	$224,258	2,707	2.43%
Noninterest bearing demand deposits	27,446			22,371
Other liabilities	2,088			1,797
Shareholders’ equity	23,226			21,995
Total liabilities and shareholders’ equity	$297,561			$270,421
Net interest income		$6,112			$5,053
Interest rate spread			4.36%			3.89%
Net interest margin (3)			4.52%			4.12%

(1)
Average yields on all securities have been computed based on amortized cost.  Income on tax-exempt securities has been computed on a fully taxable equivalent basis using a 34% tax rate and a 20% disallowance of interest expense deductibility under TEFRA rules.  The amount of such adjustment was $179,000 and $185,000 for 2010 and 2009, respectively.

(2)
Average balance is net of deferred loan fees of $55,000 and $66,000 for the six months ended June 30, 2010 and 2009, respectively, as well as $97,000 and $508,000 of unearned income for the same years.  Interest income includes loan fees of $240,000 and $324,000 and deferred dealer reserve expense of $91,000 and $116,000 in 2010 and 2009, respectively.

(3)	Net interest income as a percentage of average interest earning assets.

Average loans, comprising 80.22% and 79.99% of average earning assets for the six months ended June 30, 2010 and 2009, respectively, increased $20,899,000 or 10.55%, while the average tax-equivalent yield earned decreased 34 basis points, resulting from the downward re-pricing of variable rate loans and new loans originated at lower market rates as well as maturities and repayments of loans with higher rates.  Federal funds sold, comprising 6.31% and 4.46% of average earning assets for the six months ended June 30, 2010 and 2009, respectively, increased $6,171,000 or 55.92%, while the average yield earned decreased 5 basis points.

18.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Average securities available for sale, comprising 13.47% and 15.55% of average earning assets for the six months ending June 30, 2010 and 2009, respectively, decreased $1,741,000 or 4.52%, while the average tax-equivalent yield earned decreased 27 basis points.  The decrease in securities available for sale was due in part, to the early calls on U.S. government agencies and the elevated prepayment speeds on mortgage-backed securities.

During the second quarter of 2010, interest expense of $941,000, decreased $341,000 or 26.60%, compared to $1,282,000 during the same period in 2009.  For the three months ended June 30, 2010, average interest-bearing liabilities totaled $249,205,000, an increase of $22,010,000 or 9.69% compared to $227,195,000 for the three months ended June 30, 2009.  The average interest rate paid in the second quarter of 2010 was 1.51%, a decrease of 75 basis points from 2.26% paid during the same period in 2009.  Average interest-bearing demand deposits, comprising 40.69% and 34.62% of interest-bearing liabilities during the second quarter of 2010 and 2009, respectively, increased $22,731,000 or 28.90%, while the average rate paid decreased 44 basis points.  Average time deposits, comprising 51.53% and 56.49% of interest-bearing liabilities during the second quarter of 2010 and 2009, respectively, increased $62,000 or 0.48%, while the average rate paid decreased 83 basis points.

Interest expense for the six months ended June 30, 2010 was $1,911,000, a decrease of $796,000 or 29.41%, compared to $2,707,000 for the six months ended June 30, 2009.  Average interest-bearing liabilities of $244,801,000 and $224,258,000, for the six months ended June 30, 2010 and 2009, respectively, increased $20,543,000 or 9.16%, while the average rate paid on outstanding balances decreased 86 basis points.  Average interest-bearing demand deposits, comprising 40.43% and 33.43% of average interest-bearing liabilities for the six months ended June 30, 2010 and 2009, respectively, increased $24,005,000 or 32.02%, while the average rate paid decreased 53 basis points.  Average time deposits, comprising 51.52% and 57.72% of average interest-bearing liabilities for the six months ended June 30, 2010 and 2009, respectively, decreased $3,307,000 or 2.55%, while the average interest rate paid decreased 94 basis points.

The yield on earning assets on a taxable equivalent basis for the three and six-month periods ended June 30, 2010 was 5.80% and 5.93%, respectively, a decrease of 41 and 39 basis points from 6.21% and 6.32% for the same periods in 2009.   The rate on interest-bearing liabilities for the three and six-month periods of 2010 was 1.51% and 1.57%, respectively, a decrease of 75 and 86 basis points from 2.26% and 2.43% for the same periods in 2009.  The yield on securities and short-term investments were negatively impacted by the lower interest rate environment along with prepayment speeds of mortgage-backed securities purchased at a premium.  Loan yields were negatively impacted by re-pricing of adjustable rate loans as well as competitive pricing pressures in a low interest rate environment.  The average rate paid on interest-bearing deposit accounts was positively impacted by the lower interest rate environment as well as management’s competitive pricing of deposit products to encourage and strengthen existing and new client relationships.  Net interest margin on a taxable equivalent basis for the three months ended June 30, 2010 was 4.44%, an increase of 28 basis points from 4.16% for the same period last year.  Net interest margin on a taxable equivalent basis for the six months ended June 30, 2010 was 4.52%, an increase of 40 basis points from 4.12% for the six months ended June 30, 2009.

Provisions made to the loan loss reserve for the three and six months ended June 30, 2010 totaled $280,000 and $525,000, respectively, a decrease of $52,000 and $90,000 from $332,000 and $615,000 for the same periods in 2009.  Net charge-offs for the three months ended June 30, 2010 were $200,000, a decrease of $78,000 or 28.06% from $278,000 for the same period in 2009.  Net charge-offs for the six months ended June 30, 2010 were $508,000, a decrease of $188,000 or 27.01% from $696,000 for the same period in 2009.

19.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest income for the three months ended June 30, 2010, was $551,000, a decrease of $41,000 or 6.93%, compared to $592,000 for the same period in 2009.  Noninterest income for the six months ended June 30, 2010 was $979,999, a decrease of $175,000 or 15.16%, compared to $1,145,000 for the same period in 2009.  The decrease in noninterest income for both the three and six-month period is primarily due to net losses on sales of OREO and other repossessed assets.  Total net losses sustained from sales of OREO and repossessed assets for the three and six-month periods ended June 30, 2010 were $56,000 and $191,000, respectively, compared to $24,000 and $22,000 for the comparable periods last year.

Noninterest expense for the three months ended June 30, 2010 was $2,529,000, a decrease of $180,000 or 6.64%, compared to $2,709,000 for the same period in 2009.  Noninterest expense for the six months ended June 30, 2010 was $4,992,000, a decrease of $146,000 or 2.84%, compared to $5,138,000 for the same period last year.  The decrease in noninterest expense for both the three and six-month period is primarily due to a decrease in FDIC insurance premiums of $135,000 and $92,000 for the three and six-month periods, respectively.  The decline in FDIC insurance premiums relates to the special assessment imposed on all banks last year.  Also significantly impacting noninterest expense in 2010 is the decline in depreciation expense associated with premises and equipment for the three and six-month periods of $79,000 and $139,000, respectively, from the comparable periods in 2009.

The Corporation recorded income tax expense for the three and six-month period ending June 30, 2010 of $171,000 and $320,000, respectively, compared to a tax benefit of $57,000 and $71,000 for the same periods in 2009.  The increase in current income tax expense was primarily driven by an increase in pre-tax income, offset by earning adjustments pertaining to tax-exempt loans, investments and company-owned life insurance.  The Corporation’s effective tax rates for the three and six months ended June 30, 2010 were 23.49% and 22.94%, respectively.

LIQUIDITY

Liquidity is the ability to satisfy demands for deposit withdrawals, lending commitments and other corporate needs.  The Corporation’s liquidity primarily represented by cash, cash equivalents and federal funds sold, is a result of its operating, investing and financing activities, which are summarized in the Condensed Consolidated Statements of Cash Flows.  Primary sources of funds are deposits, prepayments and maturities of outstanding loans and securities.  While scheduled payments from the amortization of loans and securities are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  Funds are primarily used to meet ongoing commitments, satisfy operational expenses, payout maturing certificates of deposit and savings withdrawals and fund loan demand with excess funds being invested in short-term interest-earning assets.  Additional funds are generated through Federal Home Loan Bank advances, overnight borrowings and other sources.

The Corporation’s liquidity ratio at June 30, 2010 was 8.86% compared to 5.72% at year-end 2009.  Another measure of liquidity is the relationship of net loans to deposits and borrowed funds with lower ratios indicating greater liquidity.  The ratio of net loans to deposits and borrowed funds was 81.14% at June 30, 2010 compared to 83.52% at December 31, 2009.  Management believes its sources of liquidity are adequate to meet the needs of the Corporation.

20.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net cash flows resulted in an increase of $7,785,000 in cash, cash equivalents and federal funds sold for the six-month period ended June 30, 2010 from $12,246,000 at year-end 2009, primarily due to loan maturities and repayments of $5,320,000, calls, maturities and repayments on available for sale securities of $2,772,000 along with an increase in deposit balances of $6,213,000, offset by pay downs on FHLB advances of $5,000,000 and purchases of U.S. government-sponsored agencies and tax-exempt municipals of $4,000,000.  During the same period in 2009, cash, cash equivalents and federal funds sold increased $1,374,000, primarily due to an increase in deposit balances of $10,625,000 along with calls, maturities and repayments on available for sale securities of $3,664,000, offset by loan maturities and repayments of $9,217,000 and purchases of available for sale securities of $4,047,000.

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

The Bank’s leverage and risk-based capital ratios as of June 30, 2010 were 7.4% and 11.1% respectively, compared to leverage and risk-based capital ratios of 7.5% and 10.3% at year-end 2009.  The Bank exceeded minimum regulatory requirements to be considered well capitalized for both periods.  Should it become necessary to raise capital to expand the activities of the Corporation, there are sufficient un-issued shares to effect a merger, or solicit new investors.

21.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Corporation has certain obligations and commitments to make future payments under contracts.  Total aggregate contractual obligations and commitments at June 30, 2010:

Contractual obligations
(Amounts in thousands)	Payments Due by Period
		Less Than			After
	Total	One Year	1-3 Years	3-5 Years	5 Years
Time deposits and certificates of deposit	$128,585	$76,468	$36,224	$15,756	$137

Borrowed funds	—	—	—	—	—

Total	$128,585	$76,468	$36,224	$15,756	$137

Other commitments
(Amounts In thousands)	Amount of Commitment – Expiration by Period
		Less Than			After
	Total	One Year	1-3 Years	3-5 Years	5 Years
Commitments to extend commercial credit	$12,821	$8,984	$828	$230	$2,779

Commitments to extend consumer credit	11,472	—	2,066	4,069	5,337

Standby letters of credit	303	292	11	—	—

Total	$24,596	$9,276	$2,905	$4,299	$8,116

Other obligations and commitments include the deferred compensation plan, index plan reserve and split dollar life insurance.  The timing of payments for these plans is unknown.  See Note 1 of the 2009 Annual Report for additional details.

Items reported under “Contractual Obligations” represent standard bank financing activity under normal terms and practices.  Such funds normally rollover or are replaced by like items depending on the then-current financing needs.  Items reported under “Other Commitments” also represent standard bank activity, but for extending credit to bank customers.  Commercial credits generally represent lines of credit or approved loans with drawable funds still available under the contract terms.  On an on-going basis, about half of these amounts are expected to be drawn.  Consumer credits generally represent amounts drawable under revolving home equity lines or credit card programs.  Such amounts are usually deemed less likely to be drawn upon in total as consumers tend not to draw down all amounts on such lines.  Utilization rates tend to be fairly constant over time.  Standby letters of credit represent guarantees to finance specific projects whose primary source of financing comes from other sources.  In the unlikely event of the other source’s failure to provide sufficient financing, the bank would be called upon to fill the need.  The Corporation is also continually engaged in the process of approving new loans in a bidding competition with other banks.  Management and Board committees approve the terms of these potential new loans with conditions and/or counter terms made to the applicant customers.  Customers may accept the terms, make a counter proposal, or accept terms from a competitor.  These loans are not yet under contract, but offers have been tendered, and would be required to be funded if accepted.  Such agreements represent approximately $3,253,000 at June 30, 2010, for various possible maturity terms.

22.

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

There was no change in the Corporation’s internal control over financial reporting that occurred during the Corporation’s fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

23.

COMMERCIAL BANCSHARES, INC.
FORM 10-Q
Quarter ended June 30, 2010
PART II – OTHER INFORMATION

Item 1	Legal Proceedings:
There are no matters required to be reported under this item.

Item 1A	Risk Factors:
There have been no material changes from risk factors as previously disclosed in Part 1, Item 1.A. of Commercial Bancshares, Inc.’s 10-K filed on March 29, 2010.

Item 2	Unregistered Sales of Securities and Use of Proceeds:
The Corporation purchased 2,102 shares totaling $22,335 and delivered 335 shares totaling $7,141 under the Commercial Savings Bank Deferred Compensation Plan, a nonqualified deferred compensation plan, to various members of the Board during the six-month period ended June 30, 2010.  Shares are purchased on the open market and are credited to the respective accounts of the deferred compensation plan participants.  These transactions were not registered, but were made in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

The following table reflects shares repurchased by the Corporation during the quarter ended June 30, 2010.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan or Programs
4/1/10 - 4/30/10	-0-	n/a	-0-	23,548

5/1/10 - 5/31/10	-0-	n/a	-0-	23,548

6/1/10 - 6/30/10	-0-	n/a	-0-	23,548

Total	-0-	n/a	-0-	23,548

Item 3	Defaults upon Senior Securities:
There are no matters required to be reported under this item.

Item 4	Other Information:
There are no matters required to be reported under this item.

24.

COMMERCIAL BANCSHARES, INC.
FORM 10-Q
Quarter ended June 30, 2010
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

25.

COMMERCIAL BANCSHARES, INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL BANCSHARES, INC.
(Registrant)

Date:	August 12, 2010	/s/ Robert E. Beach
(Signature)
Robert E. Beach
President and Chief Executive Officer

Date:	August 12, 2010	/s/ Scott A. Oboy
(Signature)
Scott A. Oboy
Executive Vice President and Chief Financial Officer

26.