Form 10-Q
period 2010-09-30
COMMERCIAL BANCSHARES INC \OH\
filed 2010-11-15
CIK 1009976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2010.

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
Yes ☐ No ☑

As of November 12, 2010, the latest practicable date, there were 1,149,542 outstanding shares of the registrant’s common stock, no par value.

COMMERCIAL BANCSHARES, INC.

COMMERCIAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Amounts in thousands)

	September 30,	December 31,
	2010	2009
ASSETS
Cash and cash equivalents	$6,702	$4,844
Federal funds sold	21,161	7,402
Cash equivalents and federal funds sold	27,863	12,246

Securities available for sale	39,367	36,733
Total loans	225,956	228,008
Allowance for loan losses	(2,963)	(2,744)
Loans, net	222,993	225,264
Premises and equipment, net	7,714	7,983
Accrued interest receivable	1,376	1,147
Other assets	9,885	10,907

Total assets	$309,198	$294,280

LIABILITIES
Deposits
Noninterest bearing demand	$29,302	$31,385
Interest bearing demand	102,451	94,364
Savings and time deposits	101,224	101,660
Time deposits $100,000 and greater	49,180	37,300
Total deposits	282,157	264,709
FHLB advances	—	5,000
Accrued interest payable	242	239
Other liabilities	2,469	1,637
Total liabilities	284,868	271,585

SHAREHOLDERS' EQUITY
Common stock, no par value: 4,000,000 shares authorized, 1,182,888 shares issued in 2010 and 1,181,038 shares in 2009	11,313	11,266
Retained earnings	13,550	12,278
Unearned compensation	(42)	(26)
Deferred compensation plan shares, at cost:
33,664 shares in 2010, and 22,702 shares in 2009	(604)	(494)
Treasury stock: 33,346 shares in 2010 and 42,541 shares in 2009	(912)	(1,163)
Accumulated other comprehensive income	1,025	834
Total shareholders' equity	24,330	22,695

Total liabilities and shareholders' equity	$309,198	$294,280

See notes to the consolidated financial statements.

COMMERCIAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Interest income
Interest and fees on loans	$3,624	$3,644	$10,775	$10,442
Interest on securities:
Taxable	157	172	476	553
Nontaxable	179	185	536	566
Federal funds sold	9	2	27	16
Total interest income	3,969	4,003	11,814	11,577

Interest expense
Interest on deposits	879	1,134	2,719	3,758
Interest on borrowings	—	43	71	126
Total interest expense	879	1,177	2,790	3,884

Net interest income	3,090	2,826	9,024	7,693
Provision for loan losses	380	385	905	1,000

Net interest income after provision for loan losses	2,710	2,441	8,119	6,693

Noninterest income
Service fees and overdraft charges	421	497	1,274	1,358
Gains (losses): OREO and other asset sales, net	(58)	14	(249)	(7)
Other income	172	143	489	459
Total noninterest income	535	654	1,514	1,810

Noninterest expense
Salaries and employee benefits	1,344	1,268	3,940	3,817
Premises and equipment	284	326	926	1,107
OREO and miscellaneous loan expense	67	188	247	287
Professional fees	99	146	316	378
Data processing	49	67	175	198
Software maintenance	85	70	237	213
Advertising and promotional	56	46	158	156
FDIC deposit insurance	119	151	398	521
Franchise tax	72	68	213	205
Other operating expense	279	306	838	892
Total noninterest expense	2,454	2,636	7,448	7,774

Income before income taxes	791	459	2,185	729
Income tax expense	193	76	512	6

Net income	$598	$383	$1,673	$723

Basic earnings per common share	$0.53	$0.34	$1.47	$0.64
Diluted earnings per common share	$0.53	$0.34	$1.47	$0.64

See notes to the consolidated financial statements.

COMMERCIAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended
	September 30,
	2010	2009

Balance at beginning of period	$23,456	$21,625

Comprehensive income
Net income	598	383
Change in net unrealized gain (loss) on securities available for sale, net of reclassification and tax effects	283	430
Total comprehensive income	881	813

Stock-based compensation	5	2
Restricted stock	8	—
Issuance of treasury stock for deferred compensation plan	95	—
Dividends paid ($0.10 and $0.10 per share in 2010 and 2009)	(115)	(113)

Balance at end of period	$24,330	$22,327

	Nine Months Ended
	September 30,
	2010	2009

Balance at beginning of period	$22,695	$21,305

Comprehensive income
Net income	1,673	723
Change in net unrealized gain (loss) on securities available for sale, net of reclassification and tax effects	191	842
Total comprehensive income	1,864	1,565

Stock-based compensation	11	2
Restricted stock	8	—
Issuance of treasury stock for deferred compensation plan	95	—
Dividends paid ($0.30 and $0.48 per share in 2010 and 2009)	(343)	(545)

Balance at end of period	$24,330	$22,327

See notes to the consolidated financial statements.

COMMERCIAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
	($ in thousands)
Cash flows from operating activities
Net income	$1,673	$723
Adjustments	1,799	846
Net cash from operating activities	3,472	1,569

Cash flows from investing activities
Purchases of securities available for sale	(6,001)	(4,047)
Calls, maturities and repayments on available for sale securities	3,514	6,442
Net change in loans	1,981	(23,408)
Proceeds from sale of OREO and repossessed assets	673	649
Additions to premises and equipment	(222)	(874)
Net cash from investing activities	(55)	(21,238)

Cash flows from financing activities
Net change in deposits	17,448	20,645
Repayments on other borrowings	(5,000)	—
Net change in federal funds purchased	—	694
Cash dividends paid	(343)	(545)
Issuance of treasury stock for deferred compensation plan	95	—
Net cash from financing activities	12,200	20,794

Net change in cash, cash equivalents and federal funds sold	15,617	1,125

Cash, cash equivalents and federal funds sold at beginning of period	12,246	8,934

Cash, cash equivalents and federal funds sold at end of period	$27,863	$10,059

Supplemental disclosures
Cash paid for interest	$2,787	$3,951
Cash paid for income taxes	123	150
Non-cash transfer of loans to OREO and repossessed assets	301	1,787

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

The condensed consolidated financial statements have been prepared without audit.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the Corporation’s financial position at September 30, 2010, and the results of operations and changes in cash flows for the periods presented have been made.

FASB ASU 2010-20, “Receivables (Topic 310):  Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” – requires new disclosures and clarifies existing disclosure requirements about an entity’s allowance for credit losses and credit quality of its financing receivables.  ASU 2010-20 is effective for periods ending on or after December 15, 2010.  Increased disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 31, 2010.  This guidance will impact disclosures in the financial statements; there will be no impact on the Corporation’s consolidated financial condition, results of operations or liquidity.

Certain information and footnote disclosures typically included in financial statements prepared in accordance with U.S. generally accepted principles have been omitted.  The Annual Report for the year ended December 31, 2009, contains consolidated financial statements and related footnote disclosures, which should be read in conjunction with the accompanying consolidated financial statements.  The results of operations for the period ended September 30, 2010 are not necessarily indicative of the operating results for the full year or any future interim period.

NOTE 2 – EARNINGS PER SHARE

Weighted average shares used in determining basic and diluted earnings per share for the three months ended September 30:

	2010	2009
Weighted average shares outstanding during the period	1,142,301	1,137,538
Dilutive effect of exercisable stock options	1,205	0
Weighted average shares considering dilutive effect	1,143,506	1,137,538
Anti-dilutive stock options not considered in computing diluted earnings per share	13,230	24,702

Weighted average shares used in determining basic and diluted earnings per share for the nine months ended September 30:

	2010	2009
Weighted average shares outstanding during the period	1,139,779	1,136,782
Dilutive effect of exercisable stock options	0	802
Weighted average shares considering dilutive effect	1,139,779	1,137,584
Anti-dilutive stock options not considered in computing diluted earnings per share	31,330	6,602

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – LOANS

Loans (in thousands):	September 30, 2010	December 31, 2009
Commercial and agricultural loans	$165,881	$168,611
Residential real estate loans	10,814	9,296
Construction loans	3,157	2,529
Consumer loans	23,523	23,721
Home equity loans	22,307	22,685
Indirect finance loans	274	1,166
Total loans	$225,956	$228,008

Total loans included loans to farmers for agricultural purposes of approximately $28,557,000 and $25,602,000 at September 30, 2010 and December 31, 2009, respectively.

Activity in the allowance for loan losses (in thousands) for the three months ended September 30:

	2010	2009
Beginning balance	$2,761	$2,402
Provision for loan loss	380	385
Loans charged-off	(215)	(306)
Recoveries of loans previously charged-off	37	15
Ending balance	$2,963	$2,496

Activity in the allowance for loan losses (in thousands) for the nine months ended September 30:

	2010	2009
Beginning balance	$2,744	$2,483
Provision for loan loss	905	1,000
Loans charged-off	(769)	(1,057)
Recoveries of loans previously charged-off	83	70
Ending balance	$2,963	$2,496

Impaired loans (in thousands):

	September 30, 2010	December 31, 2009
Period-end loans with no allocated allowance	$579	$943
Period-end loans with allocated allowance	835	785
Total	$1,414	$1,728

Amount of allowance for loan loss allocated	$60	$88

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-performing loans (in thousands):

	September 30, 2010	December 31, 2009
Loans past due over 90 days still on accrual	$0	$0
Nonaccrual loans	1,629	2,641

The impaired and non-performing loans have been considered in management’s evaluation of the adequacy of the allowance for loan losses.

NOTE 4 – OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) for the three months ended September 30:

	2010	2009
	($ in thousands)
Unrealized holding gains (losses) on securities available for sale	$429	$629
Less: Reclassification adjustment for losses (gains) recognized in income	—	(22)
Net unrealized holding gains (losses)	429	651
Tax effect	146	221
Other comprehensive income (loss)	$283	$430

Other comprehensive income (loss) for the nine months ended September 30:

	2010	2009
	($ in thousands)
Unrealized holding gains (losses) on securities available for sale	$290	$1,253
Less: Reclassification adjustment for losses (gains) recognized in income	—	(22)
Net unrealized holding gains (losses)	290	1,275
Tax effect	99	433
Other comprehensive income (loss)	$191	$842

NOTE 5 – FAIR VALUES AND MEASUREMENTS OF FINANCIAL INSTRUMENTS

The following table presents information about the Corporation’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2010, and the valuation techniques used by the Corporation to determine those fair values.

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

Disclosures concerning assets and liabilities measured at fair value are as follows:

Assets and liabilities (in thousands) measured at fair value on a recurring basis for the periods shown:

September 30, 2010	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Assets: Securities available for sale	$20,970	$18,397	$—	$39,367
Liabilities	$—	$—	$—	$—

December 31, 2009
Assets: Securities available for sale	$18,115	$18,618	$—	$36,733
Liabilities	$—	$—	$—	$—

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

Impaired loans valued using Level 3 inputs totaled $1,354,000 and $1,640,000 at September 30, 2010 and December 31, 2009, respectively.  The Corporation estimates the fair value of the loans based on the present value of expected future cash flows using management’s best estimate of key assumptions.  These assumptions include future payment ability, timing of payment streams and estimated realizable values of available collateral (typically based on outside appraisals).

Other real estate owned (“OREO”) acquired through or instead of loan foreclosure is initially recorded at fair value less costs to sell when acquired, establishing a new cost basis.  Management considers third party appraisals as well as independent fair market value assessments from realtors or persons involved in selling OREO when determining the fair value of particular properties.  Accordingly, the valuations of OREO and repossessed assets are subject to significant judgment.  If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense.  Operating costs incurred after acquisition are expensed.  OREO and other repossessed assets included in other assets totaled $156,000 and $1,142,000 at September 30, 2010 and December 31, 2009, respectively.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair values of financial instruments (in thousands):

	September 30, 2010		December 31, 2009
Financial assets	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash equivalents and federal funds sold	$27,863	$27,863	$12,246	$12,246
Investment securities available for sale	39,367	39,367	36,733	36,733
Loans, net of allowance for loan losses	222,993	234,237	225,264	223,395
Accrued interest receivable	1,376	1,376	1,147	1,147

Financial liabilities
Demand and savings deposits	$(147,778)	$(147,778)	$(140,373)	$(140,373)
Time deposits	(134,379)	(134,376)	(124,336)	(124,390)
FHLB advances	—	—	(5,000)	(5,001)
Accrued interest payable	(242)	(242)	(239)	(239)

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

NOTE 6 – STOCK-BASED COMPENSATION

The Corporation has two stock option plans, the 1997 Stock Option Plan and the 2009 Incentive Stock Option Plan.  No additional grants may be made under the 1997 Stock Option Plan.  The 2009 Plan, which is shareholder approved, permits the grant of stock options, restricted stock and certain other stock-based awards for up to 150,000 shares.   At September 30, 2010, a total of 116,850 shares remained available for issuance.  The fair value of stock options granted is estimated on the date of grant using an option valuation model, while the fair value of restricted stock shares is their fair market value on the date of grant.  The fair value of stock grants is amortized as compensation expense on a straight-line basis over the vesting period of the grants.  Compensation expense recognized is included in personnel expense in the consolidated income statements of income.

Assumptions are used in estimating the fair value of stock options granted.  The weighted average expected life of the stock option represents the period of time that stock options are expected to be outstanding, estimated using historical data of stock option exercises and forfeitures.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The expected volatility is based on the historical volatility of the Corporation’s stock.  The following assumptions were used in estimating the fair value for options granted year-to-date 2010 and full year 2009.

	2010	2009
Dividend yield	3.36%	3.38%
Risk-free interest rate	2.11%	3.35%
Expected volatility	22.33%	19.98%
Weighted average expected life	8 yrs	8 yrs
Weighted average per share fair value of options	$2.14	$2.08

A summary of the Corporation’s stock option activity for the year ended December 31, 2009 and for the nine months ended September 30, 2010, is presented below.

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2008	6,602	$24.59
Granted	18,100	12.30
Exercised	0	0.00
Forfeited or expired	0	0.00
Outstanding at December 31, 2009	24,702	$15.58	7.43 years
Options exercisable at December 31, 2009	5,602	$24.19	0.61 years
Outstanding at December 31, 2009	24,702	$15.58
Granted	11,100	13.25
Exercised	0	0.00
Forfeited or expired	(4,472)	24.55
Outstanding at September 30, 2010	31,330	$13.47	8.87 years
Options exercisable at September 30, 2010	7,167	$13.95	7.83 years

Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock option.  At September 30, 2010, the aggregate intrinsic value of stock options outstanding and exercisable was $13,000, compared to an aggregate intrinsic value of zero at December 31, 2009.  For the nine months ended September 30, 2010 the Corporation recognized compensation expense of $11,000 for the vesting of stock options.  For the full year 2009, the Corporation recognized compensation expense of $6,000 for the vesting of stock options.  At September 30, 2010, the Corporation had $46,000 of unrecognized compensation expense related to stock options that is expected to be recognized over the remaining requisite service periods that extend predominantly through third quarter 2013.

On August 12, 2010 the Corporation granted 1,850 shares of restricted stock awards to executive officers with a grant date fair value of $13.25.  Restricted stock awards are recorded as deferred compensation, a component of shareholders’ equity, at fair value at the date of the grant and amortized to compensation expense over a three-year vesting period.  In 2009, the Corporation granted 2,100 shares of restricted stock awards to executive officers with a grant date fair value of $12.30.  Expense for restricted stock awards of approximately $8,000 was recorded for the nine months ended September 30, 2010, while expense for restricted stock awards of approximately $4,000 was recognized for the full year 2009.  The Corporation had $39,000 of unrecognized compensation costs related to restricted stock awards at September 30, 2010 that is expected to be recognized over the remaining requisite service periods that extend predominantly through third quarter 2013.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following review presents management’s discussion and analysis of the consolidated financial condition of Commercial Bancshares, Inc. and its wholly owned subsidiaries, Commercial Savings Bank and Commercial Financial Insurance Agency, LTD at September 30, 2010, compared to December 31, 2009, and the consolidated results of operations for the three and nine-month periods ended September 30, 2010 compared to the same periods in 2009. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements and related footnotes.

The Corporation recorded net income of $1,673,000 or $1.47 basic and diluted earnings per share for the nine-month period ended September 30, 2010, compared with net income of $723,000 or $0.64 basic and diluted earnings per share for the same period in 2009.  Return on average assets and return on average equity was 0.75% and 9.52%, respectively, in 2010, compared to 0.35% and 4.39% in 2009. The increase in earnings was primarily due to an improvement in the Corporation’s net interest margin, predominantly due to lower funding costs as indicated by a decrease of $1,094,000 in interest expense on increased average interest-bearing liabilities of $20,106,000 from the third quarter of 2009.

Credit quality performance continues to show improvement as evidenced by declines in non-performing loans, delinquencies and net charge-offs reflecting management’s focused actions taken to address credit-related issues.

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

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Total assets increased $14,918,000 or 5.07% to $309,198,000 at September 30, 2010, from $294,280,000 at December 31, 2009.  Interest-earning bank balances, which include the Bank’s deposits at the Federal Reserve Bank and federal funds sold, increased $13,759,000, primarily attributable to excess cash generated by an increase in deposit balances of $17,448,000, partially offset by the repayment of FHLB advances of $5,000,000.

Securities available for sale are carried at fair value, with unrealized gains or losses based on the difference between amortized cost and fair value, reported net of deferred tax, as accumulated other comprehensive income (loss), a separate component of shareholders’ equity.  Declines in the fair value of individual available for sale securities below their cost that are other-than-temporary result in write downs of the individual securities to their fair value.  Securities available for sale, increased $2,634,000, or 7.17%, to $39,367,000 at September 30, 2010 from $36,733,000 at year-end 2009, primarily resulting from purchases of U.S. government-sponsored agencies of $6,000,000 offset with calls, maturities and repayments of $3,514,000 along with an adjustment for the decline in market value.

Total loans receivable, before allowance for loan losses, decreased $2,052,000 or 0.90%, to $225,956,000 at September 30, 2010 from $228,008,000 at December 31, 2009.  This decrease was primarily driven by a decline in commercial loans of $5,685,000 or 3.98%, due to competitive rate environment and the continued softening in loan demand as economic recovery in commercial markets remain sluggish.  The decrease in commercial loans was partially offset with increases in the agricultural and real estate loan portfolios of $2,955,000 and $2,146,000, respectively.

The Corporation’s loan portfolio represents its largest and highest yielding asset.  It also contains the most risk of loss.  This risk is due mainly to changes in borrowers’ primary repayment capacity, general economic conditions and to collateral values that are subject to change over time.  These risks are managed with specific underwriting guidelines, loan review procedures, third party reviews and continued personnel training.   Executive management continues to monitor the current downturn in the real estate market as well as the overall economy and has implemented the following measures to proactively manage credit risk in the loan portfolios:

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

Although executive management continues to aggressively engage in other loss mitigation techniques such as tightening underwriting standards and lowering LTV ratios on in-house real estate lending, the prolonged stress in the economic environment places significant pressure on consumers and businesses in the Corporation’s local markets.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The allowance for loan losses totaled $2,963,000 and $2,744,000 at September 30, 2010 and December 31, 2009, respectively, reflecting an increase of $219,000 or 7.98%.  The ratio of allowance for loan losses to total loans was 1.31% at September 30, 2010 compared to 1.20% at year-end 2009.  The Corporation provided $905,000 to the allowance for loan losses during 2010 to maintain the balance at an adequate level following net charge-offs of $686,000.

The following summarizes the charge-off and recovery activity for the nine-month period ended September 30, 2010 and year-end 2009.

				Net Charge-offs as a Percent of
Nine Months Ended September 30, 2010 (Amounts in thousands)	Charge-offs	Recoveries	Net	Total Charge-offs	YTD Average Loans	Annualized Net Charge-offs
Commercial	$440	$18	$422	61.58%	0.19%	0.25%
Real estate	25	—	25	3.66%	0.01%	0.02%
Consumer	166	30	136	19.74%	0.06%	0.08%
Indirect finance	43	32	11	1.68%	0.01%	0.01%
Home equity	95	3	92	13.34%	0.04%	0.05%
Total	$769	$83	$686	100.00%	0.31%	0.41%

				Net Charge-offs as a Percent of
Year-End December 31, 2009 (Amounts in thousands)	Charge-offs	Recoveries	Net	Total Charge-offs	YTD Average Loans
Commercial	$579	$4	$575	47.03%	0.27%
Real estate	96	—	96	7.82%	0.05%
Consumer	305	34	271	22.14%	0.13%
Indirect finance	155	54	101	8.30%	0.05%
Home equity	180	—	180	14.71%	0.09%
Total	$1,315	$92	$1,223	100.00%	0.58%

Nonaccrual loans totaled $1,629,000 at September 30, 2010, or 0.72% of total loans, compared to $2,641,000, or 1.16%, at December 31, 2009.  The allowance for loan losses specifically related to impaired loans at September 30, 2010 and December 31, 2009 was $60,000 and $88,000, respectively, having principal balances of $835,000 and $785,000.  The gross interest income that would have been recorded for the nine months ended September 30, 2010, had nonaccrual loans been current totaled $137,000. The Corporation recognizes income on nonaccrual loans using the cash basis method.  Further, interest income on impaired loans is recognized only after all past due and current principal payments have been made.  For the current year, interest payments of $28,000 have been recorded on impaired loans.

Other assets totaled $18,975,000 at September 30, 2010, a decrease of $1,062,000 or 5.30% from $20,037,000 at year-end 2009.  The decrease in other assets is primarily due to a decrease of $986,000 in OREO and repossessed assets, a decrease of $270,000 in premises and equipment, and a decrease in prepaid expenses of $294,000 offset by an increase of $210,000 in the cash surrender value of company-owned life insurance and an increase of $228,000 in accrued interest receivable.  A total of eleven properties have been sold from OREO during 2010.  The decrease in premises and equipment reflects depreciation expense of $492,000 offset with capital purchases of $222,000, while the decrease in prepaid expense primarily reflects $331,000 in FDIC insurance assessments.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest-bearing deposit balances increased $19,531,000 or 8.37% to $252,855,000 at September 30, 2010 from $233,324,000 at December 31, 2009, primarily due to an increase of $11,880,000 in large certificate of deposit balances, primarily reflecting increases in Certificate of Deposit Account Registry Service deposits (“CDARS”), of $12,640,000, as well as increases in interest-bearing demand and money market accounts of $5,747,000 and $2,340,000, respectively.  The increases in low cost savings demand deposit and money market accounts from year-end 2009 appear to reflect customer preference for the liquidity these types of deposits provide over the rates currently offered on longer term certificates of deposits.  Noninterest-bearing accounts decreased $2,083,000 while FHLB advances decreased $5,000,000 reflecting the payoff of borrowed funds.

Shareholders’ equity increased $1,635,000 or 7.20% during the nine months ended September 30, 2010, primarily resulting from earnings of $1,673,000 less dividends paid to Shareholders of $343,000 and a slight increase in accumulated other comprehensive income of $191,000, reflecting an increase in the market value of securities available for sale, net of tax.  Quarterly cash dividends of $0.10 per share were paid in each quarter of 2010.  The dividend payout ratio was 20.48% of net income for the nine months ended September 30, 2010.  The Corporation’s ratio of total shareholders’ equity to total assets was 7.87% at September 30, 2010 compared to 7.71% at December 31, 2009.

RESULTS OF OPERATIONS

The Corporation recorded net income for the third quarter of $598,000 or $0.53 basic and diluted earnings per share compared to net income of $383,000 or $0.34 basic and diluted earnings per share for the third quarter of 2009.  Net income for the nine months ended September 30, 2010 was $1,673,000 or $1.47 basic and diluted earnings per share compared to $723,000 or $0.64 basic and diluted earnings per share for the nine months ended September 30, 2009.

Net interest income for the three and nine months ended September 30, 2010 was $3,090,000 and $9,024,000, respectively, an increase of $264,000 or 9.34% and $1,331,000 or 17.30% over the comparable periods a year ago.  Net interest income on a taxable equivalent basis was $3,180,000 and $2,917,000 for the three months ended September 30, 2010 and 2009, respectively, reflecting an increase in net interest income of $263,000 or 9.02%.  Net interest income on a taxable equivalent basis was $9,292,000 and $7,970,000 for the nine months ended September 30, 2010 and 2009, respectively, reflecting an increase in net interest income of $1,322,000 or 16.59%.  The increase in net interest income for both the three and nine-month periods was largely driven by the rate payable on interest-bearing liabilities declining more rapidly than the yield on interest-earning assets and is reflective of the magnitude and timing of the downward repricing of the Corporation’s liabilities in the current low interest rate environment.

Interest income on a taxable equivalent basis was $4,059,000 during the third quarter of 2010, a decrease of $35,000 or 0.85%, compared to $4,094,000 for the third quarter of 2009.  The average tax-equivalent yield earned in the third quarter of 2010 was 5.79%, a decrease of 60 basis points from 6.39% earned during the same period in 2009.  Average net loans, comprising 79.75% and 83.83% of average earning assets in the three months ended September 30, 2010 and 2009, respectively, increased $8,885,000 or 4.17%, while the average tax-equivalent yield earned decreased 31 basis points.  The decline in interest income on loans was largely due to the downward re-pricing of variable rate loans.  Average federal funds sold, comprising 6.49% and 1.29% of average earning assets in the third quarter of 2010 and 2009, respectively, increased $14,788,000, with minimal change in the average yield from the prior year.  Average securities available for sale, comprising 13.76% and 14.88% of average earning assets for the third quarter of 2010 and 2009, respectively, increased $484,000 or 1.28%, while the average tax-equivalent yield earned decreased 29 basis points.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Yield Analysis

The following table presents an analysis of average yields earned on interest earning assets as well as the average rates paid on interest bearing liabilities on a fully taxable equivalent basis for the three months ended September 30:

	Three Months Ended September 30,
	2010			2009
($ in thousands)	Average balance	Interest	Average yield/rate	Average balance	Interest	Average yield/rate
Federal funds sold	$18,077	$9	0.20%	$3,289	$2	0.24%
Securities (1)	38,304	423	4.38	37,820	445	4.67
Loans (2)	221,984	3,627	6.48	213,099	3,647	6.79
Total interest earning assets	278,365	4,059	5.79%	254,208	4,094	6.39%
Other assets	24,172			24,757
Total assets	$302,537			$278,965

Interest bearing deposits	$249,015	879	1.40%	$224,061	1,134	2.01%
Borrowed funds	—	—	0.00	5,704	43	2.99
Total interest bearing liabilities	$249,015	879	1.40%	$229,765	1,177	2.03%
Noninterest bearing demand deposits	26,986			25,038
Other liabilities	2,536			2,050
Shareholders’ equity	24,000			22,112
Total liabilities and shareholders’ equity	$302,537			$278,965
Net interest income		$3,180			$2,917
Interest rate spread			4.39%			4.36%
Net interest margin (3)			4.53%			4.55%

(1)
Average yields on all securities have been computed based on amortized cost.  Income on tax-exempt securities has been computed on a fully taxable equivalent basis using a 34% tax rate and a 20% disallowance of interest expense deductibility under TEFRA rules.  The amount of such adjustment was $90,000 and $91,000 for 2010 and 2009, respectively.

(2)
Average balance is net of deferred loan fees of $52,000 and $61,000 for the three months ended September 30, 2010 and 2009, respectively, as well as $34,000 and $296,000 of unearned income for the same years.  Interest income includes loan fees of $136,000 and $168,000 and deferred dealer reserve expense of $42,000 and $63,000 in 2010 and 2009, respectively.

(3)	Net interest income as a percentage of average interest earning assets.

Average net loans, comprising 80.06% and 81.31% of average earning assets for the nine months ended September 30, 2010 and 2009, respectively, increased $16,850,000 or 8.30%, while the average tax-equivalent yield earned decreased 32 basis points, resulting from the downward re-pricing of variable rate loans and new loans originated at lower market rates as well as maturities and repayments of loans with higher rates.  Federal funds sold, comprising 6.37% and 3.37% of average earning assets for the nine months ended September 30, 2010 and 2009, respectively, increased $9,074,000, while the average yield earned decreased 4 basis points.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Yield Analysis

The following table presents an analysis of average yields earned on interest earning assets as well as the average rates paid on interest bearing liabilities on a fully taxable equivalent basis for the nine months ended September 30:

	Nine Months Ended September 30,
	2010			2009
($ in thousands)	Average balance	Interest	Average yield/rate	Average balance	Interest	Average yield/rate
Federal funds sold	$17,500	$27	0.21%	$8,426	$16	0.25%
Securities (1)	37,277	1,271	4.56	38,269	1,383	4.83
Loans (2)	219,949	10,784	6.56	203,099	10,455	6.88
Total interest earning assets	274,726	12,082	5.88%	249,794	11,854	6.34%
Other assets	24,511			23,507
Total assets	$299,237			$273,301

Interest bearing deposits	$243,418	2,719	1.49%	$220,877	3,758	2.27%
Borrowed funds	2,802	71	3.39	5,237	126	3.22
Total interest bearing liabilities	$246,220	2,790	1.51%	$226,114	3,884	2.30%
Noninterest bearing demand deposits	27,291			23,270
Other liabilities	2,239			1,883
Shareholders’ equity	23,487			22,034
Total liabilities and shareholders’ equity	$299,237			$273,301
Net interest income		$9,292			$7,970
Interest rate spread			4.37%			4.04%
Net interest margin (3)			4.52%			4.27%

(1)
Average yields on all securities have been computed based on amortized cost.  Income on tax-exempt securities has been computed on a fully taxable equivalent basis using a 34% tax rate and a 20% disallowance of interest expense deductibility under TEFRA rules.  The amount of such adjustment was $268,000 and $277,000 for 2010 and 2009, respectively.

(2)
Average balance is net of deferred loan fees of $54,000 and $64,000 for the nine months ended September 30, 2010 and 2009, respectively, as well as $76,000 and $437,000 of unearned income for the same years.  Interest income includes loan fees of $376,000 and $491,000 and deferred dealer reserve expense of $133,000 and $179,000 in 2010 and 2009, respectively.

(3)	Net interest income as a percentage of average interest earning assets.

Average securities available for sale, comprising 13.57% and 15.32% of average earning assets for the nine months ended September 30, 2010 and 2009, respectively, decreased $992,000 or 2.59%, while the average tax-equivalent yield earned decreased 27 basis points.  The decrease in securities available for sale was predominantly driven by calls on U.S. government agencies and tax-exempt securities.

During the third quarter of 2010, interest expense was $879,000, representing a decrease of $298,000 or 25.32%, from the same period in 2009.  For the three months ended September 30, 2010, average interest-bearing liabilities totaled $249,015,000, an increase of $19,250,000 or 8.38% compared to $229,765,000 for the same period in 2009.  The average interest rate paid in the third quarter of 2010 was 1.40%, a decrease of 63 basis points from 2.03% paid during the same period in 2009.  Average interest-bearing demand deposits, comprising 40.73% and 36.95% of interest-bearing liabilities during the third quarter of 2010 and 2009, respectively, increased $16,546,000 or 19.49%, while the average rate paid decreased 39 basis points.  Average time deposits, comprising 52.87% and 54.16% of interest-bearing liabilities during the third quarter of 2010 and 2009, respectively, increased 7,220,000 or 5.80%, while the average rate paid decreased 72 basis points.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest expense for the nine months ended September 30, 2010 was $2,790,000, a decrease of $1,094,000 or 28.17%, compared to $3,884,000 for the nine months ended September 30, 2009.  Average interest-bearing liabilities of $246,220,000 and $226,114,000, for the nine months ended September 30, 2010 and 2009, respectively, increased $20,106,000 or 8.89%, while the average rate paid on average outstanding balances decreased 79 basis points.  Average interest-bearing demand deposits, comprising 40.53% and 34.63% of average interest-bearing liabilities for the nine months ended September 30, 2010 and 2009, respectively, increased $21,491,000 or 27.44%, while the average rate paid decreased 47 basis points.  Average time deposits, comprising 51.98% and 56.50% of average interest-bearing liabilities for the nine months ended September 30, 2010 and 2009, respectively, increased $240,000 or 0.19%, while the average interest rate paid decreased 87 basis points.

The average yield on earning assets on a taxable equivalent basis for the three and nine-month periods ended September 30, 2010 was 5.79% and 5.88%, respectively, a decrease of 60 and 46 basis points from 6.39% and 6.34% for the same periods in 2009.   The average rate on interest-bearing liabilities for the three and nine-month periods ended September 30, 2010 was 1.40% and 1.51%, respectively, a decrease of 63 and 79 basis points from 2.03% and 2.30% for the same periods in 2009.  The yield on securities and short-term investments were negatively impacted by the lower interest rate environment.  Loan yields were negatively impacted by re-pricing of adjustable rate loans as well as competitive pricing pressures in a low interest rate environment.  The average rate paid on interest-bearing deposit accounts was positively impacted by the lower interest rate environment.  Net interest margin on a taxable equivalent basis for the three months ended September 30, 2010 was 4.53%, a decrease of 2 basis points from 4.55% for the same period last year.  Net interest margin on a taxable equivalent basis for the nine months ended September 30, 2010 was 4.52%, an increase of 25 basis points from 4.27% for the nine months ended September 30, 2009.

Provisions made to the loan loss reserve for the three and nine months ended September 30, 2010 totaled $380,000 and $905,000, respectively, a decrease of $5,000 and $95,000 from $385,000 and $1,000,000 for the same periods in 2009.  Net charge-offs of $178,000 and $686,000 for the three and nine months ended September 30, 2010, respectively, decreased $113,000 or 38.83% and $301,000 or 30.50% from $291,000 and $987,000 for the three and nine months ended September 30, 2009.

Noninterest income of $535,000 and $1,514,000 for the three and nine months ended September 30, 2010, respectively, decreased $119,000 or 18.20% and $296,000 or 16.35% from $654,000 and $1,810,000 for the three and nine months ended September 30, 2009.  The decrease in noninterest income for both the three and nine-month periods is primarily due to net losses on sales of OREO, repossessed and other assets.  Total net losses sustained from sales of OREO, repossessed and other assets for the three and nine-month periods ended September 30, 2010 were $58,000 and $249,000, respectively, compared to a net gain of $14,000 for the three-month period and a net loss of $7,000 for the nine-month period in 2009.

Noninterest expense for the three and nine months ended September 30, 2010 totaled $2,454,000 and $7,448,000, respectively, a decrease of $182,000 or 6.90% and $326,000 or 4.19% from $2,636,000 and $7,774,000 for the comparable periods in 2009.   The decrease in noninterest expense for the third quarter was predominantly due to the decrease in OREO related expenses.

Also significantly impacting noninterest expense in 2010 is the decline in premises and equipment expense, $42,000 and $181,000, for the three and nine-month periods, ended September 30, 2010, respectively, from comparable periods in 2009.  The decline was primarily in depreciation expense due in part to computer and ATM equipment fully depreciating in 2009, as well as a decrease in total fixed assets purchased during 2010 from 2009.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Further reducing noninterest expense is a decrease in FDIC insurance premiums of $32,000 and $123,000 for the three and nine-month periods ended September 30, 2010, respectively, from comparable periods a year ago, primarily due to a special assessment of $125,000, charged in the second quarter of 2009.

The Corporation recorded a provision for income taxes of $193,000 and $512,000 for the three and nine-month periods ended September 30, 2010, respectively, reflecting effective tax rates of 24.40% and 23.43%, compared to tax provisions of $76,000 and $6,000 for the same periods in 2009.  The increase in current income tax expense was primarily driven by an increase in pre-tax income, offset by earning adjustments pertaining to tax-exempt loans, investments and company-owned life insurance.

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

The Corporation’s liquidity ratio at September 30, 2010 was 12.08% compared to 5.72% at year-end 2009.  Another measure of liquidity is the relationship of net loans to deposits and borrowed funds with lower ratios indicating greater liquidity.  The ratio of net loans to deposits and borrowed funds was 79.03% at September 30, 2010 compared to 83.52% at December 31, 2009.  Management believes its sources of liquidity are adequate to meet the needs of the Corporation.

Net cash provided by operating activities was $3,472,000 for the nine-month period ended September 30, 2010, an increase of $1,903,000, compared to $1,569,000 for the same period in 2009.  Net cash used from investing activities was $55,000 for 2010 compared to net cash used of $21,238,000 for 2009.  In 2010, net cash outflows related to investment securities was $2,487,000 as net purchases exceeded maturities and sales, compared to net cash inflows of $2,395,000 in 2009, primarily due to elevated prepayment speeds of mortgage-backed securities.  Net cash repayments received on loans totaled $1,981,000 for 2010, compared to net cash outflows of $23,408,000 in 2009.  Net cash provided by financing activities was $12,200,000 for 2010 compared to net cash provided of $20,794,000 for 2009.  For 2010, net deposits increased $17,448,000 along with an increase of $95,000 from net proceeds from the issuance of treasury shares partially offset by the repayment of $5,000,000 in FHLB advances and the payment of cash dividends of $343,000.  For 2009, net cash flows from financing activities was increased by higher deposits of $20,645,000 and an increase in federal funds purchased of $694,000, offset by the payment of cash dividends of $545,000.

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

The Bank’s leverage and risk-based capital ratios as of September 30, 2010 were 7.6% and 11.1% respectively, compared to leverage and risk-based capital ratios of 7.5% and 10.3% at year-end 2009.  The Bank exceeded minimum regulatory requirements to be considered well capitalized for both periods.  Should it become necessary to raise capital to expand the activities of the Corporation, there are sufficient un-issued shares to effect a merger, or solicit new investors.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Corporation has certain obligations and commitments to make future payments under contracts.  Total aggregate contractual obligations and commitments at September 30, 2010:

	Payments Due by Period
Contractual obligations (Amounts in thousands)	Total	Less Than One Year	1-3 Years	3-5 Years	After 5 Years
Time deposits and certificates of deposit	$134,379	$84,911	$34,415	$14,923	$130
Borrowed funds	—	—	—	—	—
Total	$134,379	$84,911	$34,415	$14,923	$130

	Amount of Commitment – Expiration by Period
Other commitments (Amounts In thousands)	Total	Less Than One Year	1-3 Years	3-5 Years	After 5 Years
Commitments to extend commercial credit	$10,798	$7,992	$714	$1,770	$322

Commitments to extend consumer credit	11,121	7	3,076	3,101	4,937
Standby letters of credit	873	862	11	—	—
Total	$22,792	$8,861	$3,801	$4,871	$5,259

Other obligations and commitments include the deferred compensation plan, index plan reserve and split dollar life insurance.  The timing of payments for these plans is unknown.  See Note 1 of the 2009 Annual Report for additional details.

Items reported under “Contractual Obligations” represent standard bank financing activity under normal terms and practices.  Such funds normally rollover or are replaced by like items depending on the then-current financing needs.  Items reported under “Other Commitments” also represent standard bank activity, but for extending credit to bank customers.  Commercial credits generally represent lines of credit or approved loans with drawable funds still available under the contract terms.  On an on-going basis, about half of these amounts are expected to be drawn.  Consumer credits generally represent amounts drawable under revolving home equity lines or credit card programs.  Such amounts are usually deemed less likely to be drawn upon in total as consumers tend not to draw down all amounts on such lines.  Utilization rates tend to be fairly constant over time.  Standby letters of credit represent guarantees to finance specific projects whose primary source of financing comes from other sources.  In the unlikely event of the other source’s failure to provide sufficient financing, the bank would be called upon to fill the need.  The Corporation is also continually engaged in the process of approving new loans in a bidding competition with other banks.  Management and Board committees approve the terms of these potential new loans with conditions and/or counter terms made to the applicant customers.  Customers may accept the terms, make a counter proposal, or accept terms from a competitor.  These loans are not yet under contract, but offers have been tendered, and would be required to be funded if accepted.  Such agreements represent approximately $3,111,000 at September 30, 2010, for various possible maturity terms.

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

There was no change in the Corporation’s internal control over financial reporting that occurred during the Corporation’s fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

COMMERCIAL BANCSHARES, INC.
FORM 10-Q
Quarter ended September 30, 2010

PART II – OTHER INFORMATION

Item 1 Legal Proceedings:

There are no matters required to be reported under this item.

Item 1A Risk Factors:

There have been no material changes from risk factors as previously disclosed in Part 1, Item 1.A. of Commercial Bancshares, Inc.’s 10-K filed on March 29, 2010.

Item 2 Unregistered Sales of Securities and Use of Proceeds:

For the three months ended September 30, 2010, a total of 9,195 shares were issued from treasury to the Commercial Bancshares, Inc. Deferred Compensation Plan (the “Plan”) at a total cost of $95,074.

The following table reflects shares repurchased by the Corporation during the quarter ended September 30, 2010.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares Remaining for Purchase Under the Program for the Current Year
7/1/10 - 7/31/10	-0-	n/a	-0-	4,060

8/1/10 - 8/31/10	-0-	n/a	-0-	4,060

9/1/10 - 9/30/10	9,195	$10.34	-0-	4,060

Total	9,195	$10.34	-0-	4,060

The Corporation maintains a stock repurchase program originally approved by the Board of Directors in June, 2002, which provided for a maximum repurchase of 10% of the Corporation’s common stock outstanding as of the date of the program’s approval over a period of five years.  The stock repurchase program was not publicly announced.  The program, which was set to expire at the end of 2006, was renewed in accordance with its general terms by the Board of Directors in November, 2006.  The new Board authorization allows the Corporation to annually purchase up to 2% of the number of common shares outstanding as of the authorization date.  The renewed authorization has no formal expiration date, but the Board of Directors is required to review the authorization no less than annually.  In addition, on May 9, 2007, the Board of Directors adopted a resolution reducing the maximum number of shares which the Corporation may repurchase on a weekly basis under the program from 580 shares to 290 shares, and the Company effectively ceased weekly repurchases under the stock repurchase program on September 30, 2007.  Management will continue to evaluate circumstances and may re-implement weekly repurchases under the program at some point in the future.

Item 3 Defaults upon Senior Securities:

There are no matters required to be reported under this item.

Item 4 Other Information:

There are no matters required to be reported under this item.

COMMERCIAL BANCSHARES, INC.
FORM 10-Q
Quarter ended September 30, 2010

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

COMMERCIAL BANCSHARES, INC.
(Registrant)

Date: November 12, 2010	/s/ Robert E. Beach
(Signature) Robert E. Beach President and Chief Executive Officer

Date: November 12, 2010	/s/ Scott A. Oboy
(Signature) Scott A. Oboy Executive Vice President and Chief Financial Officer