Form 10-Q
period 2011-03-31
COMMERCIAL BANCSHARES INC \OH\
filed 2011-05-13
CIK 1009976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2011.  Commission File Number 000-27894

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

As of May 12, 2011, the latest practicable date, there were 1,153,787 outstanding of the registrant’s common stock, no par value.

COMMERCIAL BANCSHARES, INC.

2.

COMMERCIAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Amounts in thousands)

	March 31,	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$5,289	$5,270
Federal funds sold	20,220	16,810
Cash equivalents and federal funds sold	25,509	22,080

Securities available for sale	35,071	33,843
Other investment securities	2,260	2,260
Total loans	222,134	230,658
Allowance for loan losses	(3,242)	(3,198)
Loans, net	218,892	227,460
Premises and equipment, net	7,647	7,637
Accrued interest receivable	1,411	1,288
Other assets	9,993	9,835

Total assets	$300,783	$304,403

LIABILITIES
Deposits
Noninterest-bearing demand	$33,640	$33,399
Interest-bearing demand	104,757	101,620
Savings and time deposits	94,217	97,460
Time deposits $100,000 and greater	41,019	44,765
Total deposits	273,633	277,244
Accrued interest payable	180	192
Other liabilities	2,008	2,578
Total liabilities	275,821	280,014

SHAREHOLDERS' EQUITY
Common stock, no par value; 4,000,000 shares authorized, 1,182,888 shares issued in 2011 and 2010	11,477	11,440
Retained earnings	14,381	13,936
Unearned compensation	(32)	(36)
Deferred compensation plan shares; at cost; 37,909 shares in 2011, and 35,467 shares in 2010	(659)	(626)
Treasury stock; 29,101 shares in 2011 and 31,543 shares in 2010	(795)	(862)
Accumulated other comprehensive income	590	537
Total shareholders' equity	24,962	24,389

Total liabilities and shareholders' equity	$300,783	$304,403

See notes to the consolidated financial statements.

3.

COMMERCIAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2011	2010
Interest income
Interest and fees on loans	$3,400	$3,571
Interest on investment securities:
Taxable	143	158
Tax-exempt	159	180
Federal funds sold	12	6
Total interest income	3,714	3,915
Interest expense
Interest on deposits	628	928
Interest on borrowings	—	41
Total interest expense	628	969

Net interest income	3,086	2,946
Provision for loan losses	195	245

Net interest income after provision for loan losses	2,891	2,701

Noninterest income
Service fees and overdraft charges	362	419
Losses on other repossessed asset sales, net	(26)	(135)
Other income	152	146
Total noninterest income	488	430

Noninterest expense
Salaries and employee benefits	1,335	1,301
Premises and equipment	350	342
OREO and miscellaneous loan expense	47	44
Professional fees	170	118
Data processing	50	63
Software maintenance	88	74
Advertising and promotional	60	49
FDIC deposit insurance	113	138
Franchise tax	79	70
Other operating expense	258	266
Total noninterest expense	2,550	2,465

Income before income taxes	829	666
Income tax expense	212	149

Net income	$617	$517

Basic earnings per common share	$0.53	$0.45
Diluted earnings per common share	$0.53	$0.45

See notes to the consolidated financial statements.

4.

COMMERCIAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2011	2010

Balance at beginning of period	$24,389	$22,695

Comprehensive income
Net income	617	517
Change in net unrealized gain (loss) on securities available for sale, net of reclassification and tax effects	53	(165)
Total comprehensive income	670	352

Stock-based compensation	8	3

Issuance of treasury stock for deferred compensation plan	32	—

Dividends paid ($0.12 and $0.10 per share in 2011 and 2010)	(137)	(114)

Balance at end of period	$24,962	$22,936

See notes to the consolidated financial statements.

5.

COMMERCIAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
	($ in thousands)
Cash flows from operating activities
Net income	$617	$517
Adjustments	(610)	380
Net cash from operating activities	7	897

Cash flows from investing activities
Securities available for sale:
Purchases	$(2,119)	$(2,000)
Maturities and repayments	916	1,038
Net change in loans	8,384	8,531
Proceeds from sale of OREO and other repossessed assets	126	362
Bank premises and equipment expenditures	(169)	(80)
Net cash from investing activities	7,138	7,851

Cash flows from financing activities
Net change in deposits	(3,611)	2,536
Cash dividends paid	(137)	(114)
Issuance of treasury stock for deferred compensation plan	32	—
Net cash from financing activities	(3,716)	2,422

Net change in cash equivalents and federal funds sold	3,429	11,170

Cash equivalents and federal funds sold at beginning of period	22,080	12,246

Cash equivalents and federal funds sold at end of period	$25,509	$23,416

Supplemental disclosures
Cash paid for interest	$640	$978
Cash paid for income taxes	625	0
Non-cash transfer of loans to foreclosed and other repossessed assets	181	210

See notes to the consolidated financial statements.

6.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:  The accompanying consolidated financial statements include the accounts of Commercial Bancshares, Inc. (the “Corporation”) and its wholly owned subsidiaries, Commercial Financial and Insurance Agency, LTD (“Commercial Financial”) and The Commercial Savings Bank (the “Bank”).  The Bank also owns a 49.9% interest in Beck Title Agency, Ltd., which is accounted for by using the equity method of accounting. All significant intercompany balances and transactions have been eliminated in consolidation.

The condensed consolidated financial statements have been prepared without audit.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the Corporation’s financial position at March 31, 2011, and the results of operations and changes in cash flows for the periods presented have been made.

Certain information and footnote disclosures typically included in financial statements prepared in accordance with U.S. generally accepted principles have been omitted.  The Annual Report for the year ended December 31, 2010, contains consolidated financial statements and related footnote disclosures, which should be read in conjunction with the accompanying consolidated financial statements.  The results of operations for the period ended March 31, 2011 are not necessarily indicative of the operating results for the full year or any future interim period.

NOTE  2   EARNINGS PER SHARE
Weighted average shares used in determining basic and diluted earnings per share for the three months ended March 31:
	2011	2010
Weighted average shares outstanding during the period	1,153,326	1,138,497
Dilutive effect of stock options	7,087	0
Weighted average shares considering dilutive effect	1,160,413	1,138,497

Anti-dilutive stock options not considered in computing diluted earnings per share	2,130	20,230

NOTE  3   LOANS
(Amounts in thousands)
	March 31, 2011	December 31, 2010
Commercial loans	$165,162	$172,424
Residential real estate loans	11,105	11,261
Construction loans	2,548	2,514
Consumer loans	22,259	23,065
Home equity loans	20,970	21,231
Indirect finance loans	90	163
Total loans	$222,134	$230,658

At March 31, 2011 and December 31, 2010, total loans included loans to farmers for agricultural purposes of approximately $27,138,000 and $28,631,000, respectively.

7.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  4   CREDIT QUALITY INDICATORS
Amounts in thousands

Commercial Credit Exposure
Credit risk profile by credit worthiness category
					Commercial		Commercial
	Commercial		Commercial		Real Estate		Real Estate
	Operating		Agricultural		1-4 Family		Other
Category	03/31/11	12/31/10	03/31/11	12/31/10	03/31/11	12/31/10	03/31/11	12/31/10
1 – 2	$99	$275	$140	$130	$—	$—	$—	$—
3	68	97	2,145	2,207	1,174	2,079	1,746	2,641
4	17,758	24,916	21,624	23,885	25,936	26,660	56,210	54,926
5	3,025	1,926	2,905	2,073	3,386	1,753	13,038	13,432
6	230	232	324	335	879	899	11,501	11,942
7	415	472	—	—	360	458	1,977	1,000
8	—	—	—	—	—	—	222	86
Total	$21,595	$27,918	$27,138	$28,630	$31,735	$31,849	$84,694	$84,027

Consumer Credit Exposure
Credit risk by credit worthiness category

	Residential		Residential
	Real Estate, Construction		Real Estate, Other
Category	03/31/11	12/31/10	03/31/11	12/31/10
1 – 2	$—	$—	$—	$—
3	—	—	102	346
4	2,548	2,514	9,315	9,257
5	—	—	398	1,287
6	—	—	1,074	154
7	—	—	216	217
8	—	—	—	—
Total	$2,548	$2,514	$11,105	$11,261

Consumer Credit Exposure
Credit risk by credit worthiness category

	Consumer - Equity		Consumer - Auto		Consumer - Other
Category	03/31/11	12/31/10	03/31/11	12/31/10	03/31/11	12/31/10
1 – 2	$—	$—	$283	$277	$1,048	$1,118
3	181	178	—	—	13	14
4	19,991	20,259	11,211	11,277	9,500	10,282
5	425	507	2	3	151	167
6	335	246	—	—	105	50
7	38	41	—	—	36	40
8	—	—	—	—	—	—
Total	$20,970	$21,231	$11,496	$11,557	$10,853	$11,671

The Corporation’s strategy for credit risk management includes ongoing credit examinations and management reviews of loans exhibiting deterioration of credit quality.  A deteriorating credit indicates an elevated likelihood of delinquency.  When a loan becomes delinquent, its credit grade is reviewed and changed accordingly.  Each downgrade to a classified credit results in a higher percentage of reserve to reflect the increased likelihood of loss for similarly graded credits.  Further deterioration could result in a certain credit being deemed impaired resulting in a collateral valuation for purposes of establishing a specific reserve which reflects the possible extent of such loss for that credit.

8.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Corporation uses a risk rating system, on a scale of 1 through 9, to grade each loan.  A general description of the characteristics of the risk grades is as follows:

1 – Prime	All of the risks associated with this credit (based on each of the Bank’s creditworthiness criteria) are minimal or the loan is supported by pledged deposits, U.S. government securities, etc.
2 – Good	Most of the risks associated with this credit (based on each of the Bank’s creditworthiness criteria) are minimal.
3 – Satisfactory	Some of the risks associated with this credit (based on each of the Bank’s creditworthiness criteria) are minimal.
4 – Fair	The weighted overall risk associated with this credit (based on each of the Bank’s creditworthiness criteria) is acceptable.
5 – Watch	The credits possess some of the credit deficiency or potential weakness which deserves close attention of management, but does not yet warrant substandard classification.
6 – Special Mention
The weighted overall risk associated with this credit is considered higher than normal (but still acceptable) or the loan possesses deficiencies which corrective action by the Bank would remedy, thereby reducing risk.

7 – Substandard
The weighted overall risk associated with this credit (based on each of the Bank’s creditworthiness criteria) is considered undesirable, or the Bank is inadequately protected and there exists the distinct possibility of sustaining some loss if not corrected.

8 – Doubtful	Weakness makes collection or liquidation in full (based on currently existing facts) improbable.
9 – Loss	This credit is of little value and not warranted as a bankable asset.

NOTE  5   ALLOWANCE FOR LOAN LOSSES
(Amounts in thousands)

	Commercial	Real Estate	Consumer	Total
March 31, 2011
Beginning balance – January 1, 2011	$2,307	$182	$709	$3,198
Charge-offs	(107)	—	(86)	(193)
Recoveries	6	—	36	42
Provision	179	5	11	195
Ending Balance – March 31, 2011	$2,385	$187	$670	$3,242
Allowance:
Ending balance individually evaluated for impairment	$238	$—	$—	$238
Ending balance collectively evaluated for impairment	$2,147	$187	$670	$3,004
Loans:
Ending balance individually evaluated for impairment	$2,756	$—	$—	$2,756
Ending balance collectively evaluated for impairment	$162,406	$13,653	$43,319	$219,378

December 31, 2010
Beginning balance – January 1, 2010	$1,927	$158	$659	$2,744
Charge-offs	(610)	(25)	(404)	(1,039)
Recoveries	34	—	89	123
Provision	956	49	365	1,370
Ending Balance – December 31, 2010	$2,307	$182	$709	$3,198
Allowance:
Ending balance individually evaluated for impairment	$116	$—	$40	$156
Ending balance collectively evaluated for impairment	$2,191	$182	$669	$3,042
Loans:
Ending balance individually evaluated for impairment	$1,774	$—	$90	$1,864
Ending balance collectively evaluated for impairment	$170,650	$13,775	$44,369	$228,794

9.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  6   SUMMARY OF IMPAIRED LOANS
(Amounts in thousands)

				YTD
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
March 31, 2011	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial
Operating	$328	$360	$—	$330	$6
Real estate, 1-4 family	—	—	—	—	—
Real estate, other	463	473	—	463	3

With an allowance recorded:
Commercial
Real estate, 1-4 family	321	321	70	325	7
Real estate, other	1,644	1,906	168	1,699	21
Total	$2,756	$3,060	$238	$2,817	$37

				YTD
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
December 31, 2010	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial
Operating	$331	$363	$—	$170	$26
Real estate, 1-4 family	53	106	—	53	—
Real estate, other	500	562	—	238	19

With an allowance recorded:
Commercial
Real estate, 1-4 family	405	452	71	112	29
Real estate, other	485	713	45	638	14
Consumer, other	90	90	40	8	—
Total	$1,864	$2,286	$156	$1,219	$88

10.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  7   AGE ANALYSIS OF PAST DUE FINANCING RECEIVABLES
(Amounts in thousands)

							Recorded
	30-59	60-89	> 90			Total	Investment
	Days	Days	Days	Total		Financing	> 90 Days
March 31, 2011	Past Due	Past Due	Past Due	Past Due	Current	Receivables	and Accruing
Commercial Operating	$—	$—	$—	$—	$21,595	$21,595	$—
Agricultural	—	—	—	—	27,138	27,138	—
Real estate, 1-4 family	186	—	39	225	31,510	31,735	—
Real estate, other	1,073	—	334	1,407	83,287	84,694	—
Residential real estate
Construction	—	—	—	—	2,548	2,548	—
Other	36	—	—	36	11,069	11,105	—
Consumer
Equity	8	—	9	17	20,953	20,970	—
Auto	22	—	—	22	11,474	11,496	—
Other	—	—	16	16	10,837	10,853	—
Total	$1,325	$—	$398	$1,723	$220,411	$222,134	$—

							Recorded
	30-59	60-89	> 90			Total	Investment
	Days	Days	Days	Total		Financing	> 90 Days
December 31, 2010	Past Due	Past Due	Past Due	Past Due	Current	Receivables	and Accruing
Commercial Operating	$47	$—	$10	$57	$27,861	$27,918	$—
Agricultural	—	—	—	—	28,631	28,631	—
Real estate, 1-4 family	39	—	130	169	31,725	31,894	—
Real estate, other	1,156	849	440	2,445	81,536	83,981	—
Residential real estate
Construction	—	—	—	—	2,514	2,514	—
Other	—	—	—	—	11,261	11,261	—
Consumer
Equity	18	15	11	44	21,187	21,231	—
Auto	—	—	—	—	11,557	11,557	—
Other	128	—	20	148	11,523	11,671	—
Total	$1,388	$864	$611	$2,863	$227,795	$230,658	$—

NOTE  8   FINANCING RECEIVABLES ON NONACCRUAL STATUS
(Amounts in thousands)

	March 31, 2011	December 31, 2010
Commercial
Operating	$—	$44
Real estate, 1-4 family	39	130
Real estate, other	1,348	1,453
Residential real estate
Other	216	216
Consumer
Equity	37	55
Auto	22	—
Other	31	36
Total	$1,693	$1,934

11.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  9   OTHER COMPREHENSIVE INCOME
Other comprehensive income (in thousands) for the three months ended March 31:

	2011	2010
Unrealized holding gains and losses on securities available for sale	$80	$(249)
Less reclassification adjustments for gains and losses later recognized in income	—	—
Net unrealized gains and losses	80	(249)
Tax effect	27	(84)
Other comprehensive income (loss)	$53	$(165)

NOTE  10   FAIR VALUES AND MEASUREMENTS OF FINANCIAL INSTRUMENTS

The Corporation groups its assets and liabilities measured at fair value into a three-level hierarchy for valuation techniques used to measure assets and liabilities at fair value.  This hierarchy is based on whether the valuation inputs are observable or unobservable.  These levels are:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.
•
Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities in active markets, and other inputs such as interest rates and yield curves that are observable at commonly quoted intervals.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

In instances where inputs used to measure fair value fall into different levels in the above fair value hierarchy, fair value measurements in their entirety are categorized based on the lowest level input that is significant to the valuation.  The Corporation’s assessment of the significance of particular inputs to these fair value measurements requires significant management judgment or estimation and considers factors specific to each asset or liability.

The following table presents information about the Corporation’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010, and the valuation techniques used by the Corporation to determine those fair values.

Assets and liabilities, (in thousands) measured at fair value on a recurring basis for the periods shown:

	Quoted Prices in	Significant	Significant
	Active Markets	Observable	Unobservable
	For Identical	Inputs	Inputs
	Assets (Level 1)	(Level 2)	(Level 3)	Balance
March 31, 2011
Assets
U.S. Government and federal agencies	$—	$11,160	$—	$11,160
State and political subdivisions	—	15,884	—	15,884
Mortgage-backed securities	—	8,027	—	8,027
Total Assets	$—	$35,071	$—	$35,071
Liabilities	$—	$—	$—	$—
December 31, 2010
Assets
U.S. Government and federal agencies	$—	$9,065	$—	$9,065
State and political subdivisions	—	16,069	—	16,069
Mortgage-backed securities	—	8,709	—	8,709
Total Assets	$—	$33,843	$—	$33,843
Liabilities	$—	$—	$—	$—

12.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Obligations of U.S. Government and federal agencies and securities from government-sponsored organizations have Level 1 inputs available for valuation.  Securities characterized as having Level 2 inputs generally consist of obligations of state and political subdivisions.  There were no significant transfers in or out of Levels 1 and 2 for the period ending March 31, 2011.

The Corporation also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis.  At March 31, 2011, such assets consist primarily of impaired loans and other real estate owned.  The Corporation has estimated the fair values of these assets using Level 3 inputs, specifically, discounted present value of cash flow projections.

The following table presents financial assets and liabilities measured on a nonrecurring basis:

Fair Value Measurements at Reporting Date Using

					Change in fair value
	Balance at				for the period ended
(In thousands)	March 31,	Level 1	Level 2	Level 3	March 31,
2011
Impaired loans	$2,756	$—	$—	$2,756	$204
Real estate acquired through foreclosure	96	—	—	96	0

					Change in fair value
	Balance at				for the period ended
(In thousands)	December 31,	Level 1	Level 2	Level 3	December 31,
2010
Impaired loans	$1,864	$—	$—	$1,864	$(245)
Real estate acquired through foreclosure	20	—	—	20	(59)

A loan is considered impaired when, based on current information and events it is probable the Corporation will be unable to collect all amounts due (both interest and principal) according to the contractual terms of the loan agreement.  Impaired loans are subject to nonrecurring fair value adjustments to reflect (1) partial write downs that are based on the observable market price or current appraised value of the collateral, or (2) the full charge-off of the loan carrying value.  The Corporation estimates the fair value of the loans based on the present value of expected future cash flows using management’s best estimate of key assumptions.  These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals).

Other real estate owned (“OREO”) acquired through or instead of loan foreclosure is initially recorded at fair value less costs to sell when acquired, establishing a new cost basis.  Management considers third party appraisals as well as independent fair market value assessments from realtors or persons involved in selling OREO when determining the fair value of particular properties.  Accordingly, the valuations of OREO and other repossessed assets are subject to significant judgment.  If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense.  Additionally, any operating costs incurred after acquisition are also expensed.

13.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair values of financial instruments (in thousands) were as follows:

	March 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets
Cash equivalents and federal funds sold	$25,509	$25,509	$22,080	$22,080
Securities available for sale	35,071	35,071	33,843	33,843
Other investment securities	2,260	2,260	2,260	2,260
Loans, net of allowance for loan loss	218,892	213,764	227,460	225,298
Accrued interest receivable	1,411	1,411	1,288	1,288

Financial liabilities
Demand and savings deposits	$(156,170)	$(156,170)	$(151,336)	$(151,336)
Time deposits	(117,463)	(116,193)	(125,908)	(125,532)
Accrued interest payable	(180)	(180)	(192)	(192)

The following describes the valuation methodologies used by management to measure financial assets and liabilities at fair value.  Where appropriate, the description includes information about the valuation models and key inputs to those models.

•	Cash equivalents and federal funds sold – The carrying value of cash, amounts due from banks and federal funds sold assumed to approximate fair value.
•
Investment securities – Fair value is based on quoted market prices in active markets for identical assets or similar assets in active markets.  If quoted market prices are not available, with the assistance of an independent pricing service, management’s fair value measurements consider observable data which may include market maker bids, quotes and pricing models.  Inputs to the pricing models include recent trades, benchmark interest rates, spreads and actual and projected cash flows.

•
Loans – The loan portfolio includes adjustable and fixed-rate loans, the fair value of which is estimated using discounted cash flow analyses.  To calculate discounted cash flows, the loans are aggregated into pools of similar types and expected repayment terms.  The expected cash flows of loans considered historical prepayment experiences and estimated credit losses for nonperforming loans and were discounted using current rates offered to borrowers of similar credit characteristics.  Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

•	Accrued interest receivable – The fair value approximates the carrying value.
•	Demand and savings deposits – The fair value is equal to the amount payable on demand at the reporting date.
•
Time deposits – The fair value for fixed-rate time deposits is estimated using a discounted cash flow calculation that applies interest rates currently being offered for time deposits with similar terms and remaining maturities.

•	Accrued interest payable – The fair value approximates the carrying value.

14.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  11   STOCK-BASED COMPENSATION

The Corporation has two stock option plans, the 1997 Stock Option Plan and the 2009 Incentive Stock Option Plan.  No additional grants may be made under the 1997 Stock Option Plan.  The 2009 Plan, which is shareholder approved, permits the grant of stock options, restricted stock and certain other stock-based awards for up to 150,000 shares.  At March 31, 2011, a total of 116,850 shares remained available for issuance.  Stock-based compensation expense is based on the estimated fair value of the award at the date of grant.  The fair value of each option award is estimated on the date of grant using an option-pricing model, requiring the use of subjective assumptions.  The fair value is amortized as compensation expense on a straight-line basis over the vesting period of the grants.  Compensation expense recognized is included in personnel expense in the consolidated statements of income.

Assumptions are used in estimating the fair value of stock options granted.  Expected stock volatility is based on several factors including the historical volatility of the Corporation’s stock, implied volatility determined from traded options and other factors.  The Corporation uses historical data to estimate option exercises and employee terminations to estimate the expected life of options.  The risk-free interest rate for the expected life of the options is based on the U.S. Treasury yield curve in effect on the date of grant.  The expected dividend yield is based on the Corporation’s expected dividend yield over the life of the options.

Activity in the stock option plans for the three months ended March 31, 2011 was as follows:

Weighted
	Number	Average	Number
	Of	Exercise	of Options
Stock Options	Options	Price	Exercisable
Outstanding options at December 31, 2010	31,330	$13.47	7,167
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding options at March 31, 2011	31,330	$13.47	8,167

The following is a summary of outstanding and exercisable stock options as of March 31, 2011:

		Weighted Average
	Number	Remaining
Exercise Price	of Shares	Contractual Life
$22.75	1,130	1.76 years
$26.75	1,000	4.76 years
$12.30	18,100	8.38 years
$13.25	11,100	9.38 years
Total	31,330	8.38 years

Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock option.  At March 31, 2011, the aggregate intrinsic value of stock options outstanding and exercisable was $157,000 and $35,000, respectively compared to an aggregate intrinsic value of $54,000 and $13,000 at December 31, 2010.

15.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three-month period ended March 31, 2011 and 2010, the Corporation recognized compensation expense of $5,000 and $3,000, respectively, for the vesting of stock options.  For the full year 2010, the Corporation recognized compensation expense of $17,000 for the vesting of stock options.  At March 31, 2011, the Corporation had $35,000 of unrecognized compensation expense related to stock options that is expected to be recognized over the remaining requisite service periods that extend predominantly through the third quarter 2013.

The following table summarizes information about the Corporation’s nonvested stock option activity for the three months ended March 31, 2011.

	Number	Weighted
	Of	Average
Nonvested Options	Options	Price
Nonvested options at December 31, 2010	24,163	$13.33
Granted	—	0.00
Vested	(1,000)	26.75
Forfeited	—	0.00
Nonvested options at March 31, 2011	23,163	$12.76

The fair value of restricted stock is equal to the fair market value of the Corporation’s common stock on the date of grant.  Restricted stock awards are recorded as deferred compensation, a component of shareholders’ equity, and amortized to compensation expense over a three year vesting period.  Compensation expense for restricted stock awards of approximately $4,000 and $2,000 was recorded during the three-month period ended March 31, 2011 and 2010, respectively.  For the full year 2010, the Corporation recognized $11,000 in compensation expense for restricted stock awards.  At March 31, 2011, the Corporation had $32,000 of unrecognized compensation expense related to restricted stock options that is expected to be recognized over the remaining requisite service periods that extend predominantly through the third quarter 2013.

16.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following review presents management’s discussion and analysis of the consolidated financial condition of Commercial Bancshares, Inc. and its wholly owned subsidiaries, Commercial Savings Bank and Commercial Financial Insurance Agency, LTD at March 31, 2011, compared to December 31, 2010, and the consolidated results of operations for the quarter ended March 31, 2011 compared to the same period in 2010. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements and related footnotes.

Due to the weak economic conditions, financial institutions continue to experience heightened credit losses and higher levels of nonperforming assets, charge-offs and foreclosures.  In light of these conditions, financial institutions also face heightened levels of scrutiny from regulators.  These factors negatively influenced earning asset yields at a time when the market for loans and deposits was intensely competitive.  As a result, financial institutions experienced pressure on credit costs, loan yields, deposit and other borrowing costs, liquidity and capital.

The Corporation’s net earnings, after taxes, increased 19.34% to $617,000 at March 31, 2011, from $517,000 at March 31, 2010.   The increase in earnings was primarily due to a decline in cost of funds, down 60 basis points to 1.04% at March 31, 2011, from 1.64% a year ago.  The decline in cost of funds was largely due to lowering the offering rates on new time deposits and other interest-bearing deposit accounts in response to the current rate environment and high level of on-balance sheet liquidity.

The Corporation’s return on average equity and return on average assets for the first quarter of 2011 was 10.08% and 0.82%, respectively, compared to 9.11% and 0.72% in 2010.  The Corporation’s efficiency ratio, on a fully taxable equivalent basis, was 69.77% for the three months ended March 31, 2011, a slight improvement from 71.15% for the three months ended March 31, 2010.  The efficiency ratio is calculated by dividing noninterest expense by the sum of net interest income before provision and other noninterest income and measures the amount of expense incurred to generate a dollar of revenue.  For the three months ended March 31, 2011, basic weighted average shares outstanding totaled 1,153,326 and diluted weighted average shares outstanding totaled 1,160,413 resulting in basic earnings per share and diluted earnings per share of $0.53 per share for the period.  For the three months ended March 31, 2010, basic and diluted weighted average shares outstanding totaled 1,138,497 resulting in basic earnings per share and diluted earnings per share of $0.45 per share for the period.

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

Management believes there have been no changes with respect to its determinations regarding the Corporation’s critical accounting policies as disclosed in the Corporation’s annual report on Form 10-K for the fiscal year ended December 31, 2010.

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

17.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Total assets decreased $3,620,000 or 1.19% to $300,783,000 at March 31, 2011, from $304,403,000 at December 31, 2010, largely due to a decline in net loans of $8,568,000 offset by an increase in interest-bearing deposits in other financial institutions of $3,410,000 and an increase in securities available for sale of $1,228,000.  Total deposits decreased $3,611,000, primarily due to a decrease in savings and time deposits of $6,989,000, offset by an increase in demand deposit accounts of $3,378,000.

Securities available for sale are carried at fair value, with unrealized gains or losses based on the difference between amortized cost and fair value, reported net of deferred tax, as accumulated other comprehensive income (loss), a separate component of shareholders’ equity.  Declines in the fair value of individual available for sale securities below their cost that are other-than temporary result in write downs of the individual securities to their fair values.  Securities available for sale increased $1,228,000 or 3.63% to $35,071,000 at March 31, 2011, from $33,843,000 at year-end 2010, predominantly due to purchases of U.S. government-sponsored agencies of $2,119,000 offset with calls, maturities and repayments of $916,000.

Loans are reported at their outstanding principal balances less unearned income, the allowance for loan losses and any deferred fees or costs on originated loans.  Total loans receivable, before allowance for loan losses, decreased $8,524,000 or 3.70% to $222,134,000 at March 31, 2011, from $230,658,000 at December 31, 2010, predominantly in the commercial and agricultural loan portfolio, down $7,262,000 or 4.21% from year-end 2010.  The decrease in commercial and agricultural loans was primarily due to the competitive rate environment and the continued softening in loan demand as economic recovery in commercial markets remains sluggish.

The Corporation’s loan portfolio represents its largest and highest yielding assets.  It also contains the most risk of loss.  This risk is largely due to changes in borrowers’ primary repayment capacity, general economic conditions and to collateral values that are subject to change over time.  These risks are managed with specific underwriting guidelines, loan review procedures, third party reviews and continued personnel training.   Executive management continues to monitor economic conditions in the real estate market as well as the overall economy and has implemented the following measures to proactively manage credit risk in the loan portfolios:

1)	Reviewed all underwriting guidelines for various loan portfolios and have strengthened underwriting guidelines where needed.

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

4)
Aggressively seeks ownership and control, when appropriate, of real estate properties, which would otherwise go through time–consuming and costly foreclosure proceedings to effectively control the disposition of such collateral.

5)	Aggressively obtaining updated financial information on commercial credits and performing analytical reviews to determine debt source capacities in business performance trends.

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

The allowance for loan losses is maintained to provide for losses that can reasonably be anticipated.  The allowance is based on ongoing quarterly assessments of the probable losses inherent in the loan portfolio.  The allowance for loan losses is increased by provisions charged to operations during the current period and reduced by loan charge-offs, net of recoveries.  Loans are charged against the allowance when management believes that the collection of the principal is unlikely.  The allowance is an amount that management believes will be adequate to absorb losses inherent in existing loans, based on evaluations of the probability of collection.  In evaluating the probability of collection, management is required to make estimates and assumptions that affect the reported amounts of loans, allowance for loan losses and the provision for credit losses charged to operations.  Actual results could differ significantly from those estimates.  These evaluations take into consideration such factors as the composition of the loan portfolio, overall portfolio quality, loan concentrations, specific problem loans, and current economic conditions that may affect the borrowers’ ability to pay.

The allowance allocation for commercial and commercial real estate loans begins with a process of estimating the probable losses inherent for these types of loans.  The estimates for these loans are established by category and based on an internal system of credit risk ratings and historical loss data.  The estimated loan loss allocation rate for the internal system of credit risk grades for commercial and commercial real estate loans is based on management’s experience with similarly graded loans as well as historical loss data.

The allowance allocation for consumer and consumer real estate loans which includes consumer mortgages, installment, home equity, automobile and others is established for each of the categories by estimating probable losses inherent in that particular category of consumer and consumer real estate loans.  The estimated loan loss allocation rate for each category is based on management’s experience, discussions with banking regulators, consideration of actual loss rates, industry loss rates and loss rates of various peer banking groups.  Consumer and consumer real estate loans are evaluated as a group by category (i.e. retail real estate, installment, etc.) rather than on an individual loan basis because these loans are smaller and homogeneous.

The estimated loan loss allocation for all three loan portfolio segments (commercial, residential real estate and consumer) is then adjusted for management’s estimate of probable losses for several “environmental” factors.  The allocation for environmental factors is particularly subjective and does not lend itself to exact mathematical calculation.   This amount represents estimated probable inherent credit losses which exist, but have not yet been identified, as of the balance sheet date, and are based upon monthly actual and quarterly trend assessments in delinquent and nonaccrual loans, credit concentration changes and prevailing economic conditions, changes in lending personnel experience, changes in lending policies or procedures and other influential factors.  These environmental factors are considered for each of the three loan segments and the allowance allocation, as determined by the processes noted above for each component, is increased or decreased based on the incremental assessment of these various environmental factors.

The allowance for loan losses totaled $3,242,000 at March 31, 2011, an increase of $44,000 or 1.38% from $3,198,000 at December 31, 2010.  The ratio of annualized net charge-offs to average outstanding loans was 0.27% at March 31, 2011, compared to 0.41% at year-end 2010.  The ratio of the allowance for loan losses to total loans was 1.46% at March 31, 2011, compared to 1.39% at year-end 2010.  The Corporation provided $195,000 to the allowance for loan losses during the three months ended March 31, 2011 to maintain the balance at an adequate level following net charge-offs of $151,100.

Before loans are charged off, they typically go through a phase of nonperforming status.  Various stages exist when dealing with such nonperformance.  The first state is simple delinquency, where customers consistently start paying late, 30, 60, 90 days at a time.  These accounts are then put on a list of loans to “watch” as they continue to under-perform according to original terms.  Repeat offenders are moved to nonaccrual status when their delinquencies have been frequent or sustained enough to assume that normal payments may never be reestablished.  This prevents the Corporation from recognizing income it may never collect and may create small negative spikes in earnings as any accrued interest already on the books is reversed from prior earnings estimates.

19.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Loans are placed on nonaccrual status when management believes the collection of interest is doubtful, or when accruals are continued on loans deemed by management to be fully collateralized and in the process of being collected.  At March 31, 2011 and December 31, 2010, there were no 90 day delinquent loans that were on accrual status.  In such cases, the loans are individually evaluated in order to determine whether to continue income recognition after 90 days beyond the due dates.  When loans are charged off, any accrued interest recorded in the current fiscal year is charged against interest income.  The remaining balance is treated as a loan charged off.  Nonaccrual loans decreased $241,000 or 12.46% to $1,693,000 at March 31, 2011, from $1,934,000 at December 31, 2010.

The impairment of a loan occurs when it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impairment is measured as the difference between the recorded investment in the loan and the evaluation of the present value of expected future cash flows or the observable market price of the loan.  Loans that are collateral dependent, that is, loans where repayment is expected to be provided solely by the underlying collateral, and for which management has determined foreclosure is probable, are measured for impairment based on the fair value of the collateral.  Management’s general practice is to charge down impaired, nonperforming loans to the fair value of the underlying collateral of the loan, so no specific loss allocations are necessary for these loans.  The allowance for loan losses, specifically related to impaired loans at March 31, 2011 and December 31, 2010 was $238,000 and $156,000, respectively, related to loans with principal balances of $1,965,000 and $980,000.  The recorded investment of impaired loans with no specific allowance was $791,000 at March 31, 2011, compared to $884,000 at December 31, 2010.  The Corporation’s financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on the loan portfolio, unless a loan is placed on nonaccrual.  Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected.  During the three months ended March 31, 2011, interest payments of $37,000 have been recorded on impaired loans.

Other assets of $19,051,000 increased $291,000 or 1.55% at March 31, 2011 from $18,760,000 at December 31, 2010.  Accrued interest receivable increased $123,000, primarily due to semi-annual interest payments of tax-exempt securities rebuilding their balances to payout in June, 2011 as well as an increase in prepaid expenses of $44,000, an increase in the cash surrender value of company-owned life insurance of $70,000 and an increase of $28,000 in OREO and other repossessed assets.

OREO and other repossessed assets are carried at the lower of cost or estimated fair market value less estimated expenses to be incurred to sell the property.  OREO represents properties acquired by the Corporation through customer loan defaults.  At March 31, 2011, the Corporation held four properties in OREO with a carrying value of $96,000 compared to two properties held in OREO at December 31, 2010 with a carrying value of $20,000.  Other repossessed assets totaled $43,000 at March 31, 2011 compared to $92,000 at December 31, 2010.

Total deposits decreased $3,611,000 or 1.30% predominantly in small and large certificate of deposit balances, down $4,240,000 and $3,746,000, respectively offset with an increase of $3,137,000 in interest-bearing demand deposits.  The increases in low cost savings demand deposit and money market accounts from year-end 2010 appear to reflect customer preference for the liquidity these types of deposits provide over the rates currently offered on longer term certificates of deposit.

Shareholders’ equity increased $573,000 or 2.35% to $24,962,000 at March 31, 2011 from $24,389,000 at December 31, 2010.  The increase in capital represents current earnings of $617,000, offset by dividends of $137,000 paid to shareholders, as well as an increase in the market value of investment securities, net of tax of $53,000 plus adjustments related to employee compensation costs and stock option accounting of $40,000.  During the three months of 2011, the Corporation returned 22.20% of earnings through dividends of $137,000 at $0.12 per share.  At March 31, 2011, total shareholders’ equity to total assets was 8.30% compared to 8.01% at December 31, 2010.

20.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

During the three months ended March 31, 2011, the Corporation recorded net income, after taxes, of $617,000, compared to net income, after taxes, of $517,000 for the three months ended March 31, 2010.  The following discussion details the contributing factors influencing these operating results.

The largest component of the Corporation’s operating income is net interest income.  The level of net interest income is dependent upon the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities.  The following discussion of net interest income is presented on a taxable equivalent basis to facilitate performance comparisons among various taxable and tax-exempt assets, such as certain state and municipal securities.  A tax rate of 34% was used in adjusting interest on tax-exempt assets to a fully taxable equivalent basis.

Net interest income increased $130,000 or 4.28% to $3,167,000 at March 31, 2011, compared to $3,037,000 in 2010.  The increase in interest income was largely driven by the rate payable on interest-bearing liabilities declining more rapidly than the yield on interest-earning assets.  The interest rate spread and net interest margin (on a tax-equivalent basis) at March 31, 2011 was 4.46% and 4.59%, respectively, compared to 4.42% and 4.60% for the same period in 2010.  With approximately 74% of the loan portfolio in floating rate instruments at March 31, 2011, the effects of low market rates continue to impact loan yields.  The Corporation has successfully sought to mitigate the low-interest rate environment with loan floors included in new and renewed loans over the past year.  Loans yielded 6.25% during the three months ended March 31, 2011, compared to 6.62% for the same period last year.  The Corporation’s cost of funds continued to decline during 2011, positively impacting net interest margin.  The Corporation’s average cost of funds was 1.04% for the three months ended March 31, 2011, compared to 1.64% for the same period last year.

Interest and fee income for the first quarter of 2011 totaled $3,795,000, a decrease of $211,000 or 5.27% compared to $4,006,000 for the first quarter of 2010.  Average net loans, comprising 78.88% and 81.52% of average earning assets in the three months ended March 31, 2011 and 2010, respectively, decreased $2,461,000 or 1.13%, while the average tax-equivalent yield earned decreased 37 basis points.  The decline in interest income on loans was largely due to the downward repricing of variable rate loans.  Average federal funds sold, comprising 8.10% and 5.03% of average earning assets in the first quarter of 2011 and 2010, respectively, increased $9,200,000 or 68.28%, while the average tax-equivalent yield earned increased 3 basis points.  Average securities available for sale, comprising 13.02% and 13.45% of average earning assets, increased $420,000 or 1.17% while the average tax-equivalent yield earned decreased 62 basis points.

During the first quarter of 2011, interest expense was $628,000, representing a decrease of $341,000 or 35.19% from the same period in 2010.  For the three months ended March 31, 2011, average interest-bearing demand deposits, comprising 43.16% and 40.16% of interest-bearing liabilities, respectively, increased $9,211,000 or 9.54% while the average rate paid decreased 42 basis points.  Average time deposits, comprising 49.84% and 51.52% of interest-bearing liabilities, respectively, decreased $1,717,000 or 1.39% while the average rate paid decreased 62 basis points.

The provision charged against income during the three-month period ending March 31, 2011 was $195,000 compared to $245,000 in 2010.  The allowance for loan losses as a percentage to loans increased from 1.39% at December 31, 2010 to 1.46% at March 31, 2011.  The increase in the level of allowance to total loans for 2011 was largely due to the increase in the allocated reserve percentages assigned to certain loan types.  Reserve percentages began increasing in 2009 as charge-off and overall delinquencies started growing as a result of deteriorating local and national economies.  Although various indices, such as net charge-offs, nonaccrual loans and delinquencies, show improvement from year-end, the economic conditions of the local economies within the Corporation’s lending areas have not yet begun to show significant improvement causing the reserve percentages to remain at their elevated levels.

21.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE  1  YIELD ANALYSIS

The following table presents an analysis of average yields earned on interest-earning assets as well as the average rates paid on interest-bearing liabilities on a fully taxable equivalent basis for the three months ended March 31:

	Three Months Ended March 31,
	2011			2010
	Average		Average	Average		Average
($ in thousands)	balance	Interest	yield/rate	balance	Interest	yield/rate
Federal funds sold	$22,674	$12	0.21%	$13,474	$6	0.18%
Investment securities:
Taxable securities (1)	20,562	143	2.82	17,813	159	3.62
Tax-exempt securities (1)	15,908	238	6.07	18,237	273	6.07
Loans (2) (3)	220,909	3,402	6.25	218,448	3,568	6.62
Earning assets	280,053	3,795	5.50%	267,972	4,006	6.06%
Other assets	24,135			25,099
Total assets	$304,188			$293,071

Interest-bearing demand deposits	$105,744	37	0.14%	$96,533	134	0.56%
Savings deposits	17,159	7	0.17	14,993	11	0.30
Time deposits	122,107	584	1.94	123,824	783	2.56
Borrowed funds	—	—	—	5,000	41	3.33
Interest-bearing liabilities	$245,010	628	1.04%	$240,350	969	1.64%
Noninterest-bearing demand deposits	31,695			27,670
Other liabilities	2,663			2,019
Shareholders’ equity	24,820			23,032
Total liabilities and
shareholders’ equity	$304,188			$293,071

Net interest income		$3,167			$3,037

Interest rate spread			4.46%			4.42%
Net interest margin (5)			4.59%			4.60%

(1)
Average yields on all securities have been computed based on amortized cost.  Income on tax-exempt securities has been computed on a taxable-equivalent basis using a 34% tax rate and a 20% disallowance of interest expense deductibility under TEFRA rules.  The amount of such adjustment was $81,000 and $90,000 for 2011 and 2010, respectively.

(2)
Average balance is net of deferred loan fees of $105,000 and $56,000 for the three months ended March 31, 2011 and 2010, respectively, as well as $3,000 and $109,000 of unearned income for the same years.

(3)
Interest income includes loan fees of $99,000 and $103,000 for the three-month period ended March 31, 2011 and 2010, respectively, as well as $57,000 and $43,000 of deferred dealer reserve expense for the same years.

(4)	Average loan balances include nonaccruing loans.
(5)	Net interest income as a percentage of average interest-earning assets.

Management considers the allowance for loan losses at March 31, 2011 adequate to cover loan losses based on its assessment of various factors affecting the loan portfolio, including the level of problem loans, overall delinquencies, business conditions, estimated collateral values and loss experience.  A further decline in local and national economic conditions, or other factors, could result in a material increase in the allowance for loan losses which could adversely affect the Corporation’s financial condition and results of operations.  For further information about facts affecting the allowance for loan losses, see ”Allowance for Loan Losses,” under Financial Condition.

22.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The primary sources for noninterest income are service fees and overdraft charges generated from deposit accounts, ATM processing fees, commission-based income, the net gain or (loss) on the sale of other repossessed assets, fixed assets and investment securities.  Noninterest income for the three-month period ended March 31, 2011, increased $58,000 or 13.49% to $488,000 from $430,000 in 2010, primarily due to reduced losses on the sale of OREO and other repossessed assets offset by decreases in services and overdraft fees.  For the first quarter of 2011, the Corporation had net losses on the sale of OREO and other repossessed assets of $26,000 compared to net losses of $135,000 a year ago.

Noninterest expense consists primarily of personnel, occupancy, equipment and other expenses.  Noninterest expense increased $85,000 or 3.45% to $2,550,000 for the three months ended March 31, 2011 from $2,465,000 in 2010.  The increase in noninterest expense is primarily due to increases in professional fees of $52,000 and an increase in personnel expense of $34,000.  The increase in professional fees is primarily the result of higher legal fees for continuing problem loan work outs.  The increase in personnel expense is primarily the result of planned increases in salaries and benefits as well as an increase in accrued bonus’ and stock compensation expense.

The Corporation recorded a provision for income taxes of $212,000 and $149,000 for the three-month period ended March 31, 2011 and 2010, respectively, reflecting tax rates of 25.57% and 22.37%.  The increase in income tax expense was largely driven by an increase in pre-tax income offset by earning adjustments pertaining to tax-exempt loans, investments and company-owned life insurance.

LIQUIDITY

Liquidity is the ability to satisfy demands for deposit withdrawals, lending commitments and other corporate needs.  The Corporation’s liquidity primarily represented by cash, cash equivalents and federal funds sold, is a result of its operating, investing and financing activities, which are summarized in the Condensed Consolidated Statements of Cash Flows.  Primary sources of funds are deposits, prepayments and maturities of outstanding loans and securities.  While scheduled payments from the amortization of loans and securities are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  Funds are primarily used to meet ongoing commitments, satisfy operational expenses, payout maturing certificates of deposit and savings withdrawals and fund loan demand, with excess funds being invested in short-term interest-earning assets.  Additional funds are generated through Federal Home Loan Bank advances, overnight borrowings and other sources.

The Corporation’s liquidity ratio at March 31, 2011 was 10.53% compared to 10.09% at year-end 2010.  Another measure of liquidity is the relationship of net loans to deposits and borrowed funds with lower ratios indicating greater liquidity.  At March 31, 2011, the ratio of net loans to deposits and borrowed funds was 79.99% compared to 82.04% at December 31, 2010.  Management believes its sources of liquidity are adequate to meet the needs of the Corporation.

Net cash flows resulted in an increase of $3,429,000 in cash, cash equivalents and federal funds sold for the three-month period ended March 31, 2011 compared to an increase in cash, cash equivalents and federal funds sold of $11,170,000 for the there-month period ended March 31, 2010.  In 2011, total cash from operating activities of $7,000, proceeds from maturities and repayments of securities of $916,000 and net cash repayments received on loans of $8,384,000 was used to fund security purchases of $2,119,000, pay dividends of $137,000 and satisfy deposit withdrawals of $3,611,000.  In 2010, total cash from operating activities of $897,000, proceeds from maturities and repayments of securities of $1,038,000, net cash repayments received on loans of $8,531,000 along with an increase in deposit balances of $2,536,000 was used to fund security purchases of $2,000,000 and pay dividends of $114,000.

23.

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

The Bank’s leverage and risk-based capital ratios at March 31, 2011 were 7.9% and 11.8% respectively, compared to leverage and risk-based capital ratios of 7.6% and 11.3% at year-end 2010.  The Bank exceeded minimum regulatory requirements to be considered well capitalized for both periods.  Should it become necessary to raise capital to expand the activities of the Corporation, there are sufficient un-issued shares to effect a merger, or solicit new investors.

TABLE  2   CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The Corporation has certain obligations and commitments to make future payments under contract.  The following table presents the Corporation’s contractual obligations and commitments (in thousands) at March 31, 2011:

Contractual obligations
	Payments Due by Period
		Less Than			After
	Total	One Year	1-3 Years	3-5 Years	5 Years
Time deposits and certificates of deposit	$117,463	$67,819	$37,475	$11,441	$728
Borrowed funds	—	—	—	—	—
Total contractual obligations	$117,463	$67,819	$37,475	$11,441	$728

Other commitments
	Amount of Commitment – Expiration by Period
		Less Than			After
	Total	One Year	1-3 Years	3-5 Years	5 Years
Commitments to extend commercial credit	$20,936	$9,901	$1,187	$101	$9,747
Commitments to extend consumer credit	11,531	19	3,526	3,085	4,901
Standby letters of credit	378	368	10	—	—
Total other commitments	$32,845	$10,288	$4,723	$3,186	$14,648

Other obligations and commitments include the deferred compensation plan, index plan reserve and split dollar life insurance.  The timing of payments for these plans is unknown.  See Note 1 of the 2010 Annual Report for additional details.

24.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Items reported under “Contractual Obligations” represent standard bank financing activity under normal terms and practices.  Such funds normally rollover or are replaced by like items depending on the then-current financing needs.  Items reported under “Other Commitments” also represent standard bank activity, but for extending credit to bank customers.  Commercial credits generally represent lines of credit or approved loans with drawable funds still available under the contract terms.  On an on-going basis, approximately half of these amounts are expected to be drawn.  Consumer credits generally represent amounts drawable under revolving home equity lines or credit card programs.  Such amounts are usually deemed less likely to be drawn upon in total as consumers tend not to draw down all amounts on such lines.  Utilization rates tend to be fairly constant over time.  Standby letters of credit represent guarantees to finance specific projects whose primary source of financing comes from other sources.  In the unlikely event of the other source’s failure to provide sufficient financing, the bank would be called upon to fill the need.  The Corporation is also continually engaged in the process of approving new loans in a bidding competition with other banks.  Management and Board committees approve the terms of these potential new loans with conditions and/or counter terms made to the applicant customers.  Customers may accept the terms, make a counter proposal, or accept terms from a competitor.  These loans are not yet under contract, but offers have been tendered, and would be required to be funded if accepted.  Such agreements represent approximately $10,864,000 at March 31, 2011 for various possible maturity terms.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

A significant market risk to which the Corporation is exposed is interest rate risk.  The business of the Corporation and the composition of its balance sheet consist of investments in interest-earning assets (primarily loans and securities), which are funded by interest-bearing liabilities (deposits and borrowings).  These financial instruments have varying levels of sensitivity to changes in the market rates of interest, resulting in market risk.  Interest rate risk is managed regularly through the Corporation’s Asset/Liability Management Committee (ALCO).  The two primary methods to monitor and manage interest rate risk are rate-sensitivity gap analysis and review of the effects of various interest rate shock scenarios.  Based upon ALCO’s review, there has been no significant change in the interest rate risk of the Corporation since year-end 2010.  (See Quantitative and Qualitative Disclosures about Market Risk in the Annual Report to Shareholders for the year ended December 31, 2010.)

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

There was no change in the Corporation’s internal control over financial reporting that occurred during the Corporation’s fiscal quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

25.

COMMERCIAL BANCSHARES, INC.
FORM 10-Q
Quarter ended March 31, 2011
PART II – OTHER INFORMATION

Item 1	Legal Proceedings:
There are no matters required to be reported under this item.

Item 1A	Risk Factors:
There have been no material changes from risk factors as previously disclosed in Part 1, Item 1.A. of Commercial Bancshares, Inc.’s 10-K filed on March 29, 2011.

Item 2	Unregistered Sales of Securities and Use of Proceeds:
The following table reflects shares repurchased by the Corporation during the quarter ended March 31, 2011, including any shares purchased as part of a repurchase program approved by the Corporation’s Board of Directors in June 2009.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
1/1/11 - 1/31/11	-0-	n/a	-0-	23,548

2/1/11 - 2/28/11	-0-	n/a	-0-	23,548

3/1/11 - 3/31/11	-0-	n/a	-0-	23,548

Total	-0-	n/a	-0-	23,548

Item 3	Defaults upon Senior Securities:
There are no matters required to be reported under this item.

Item 4	Removed and Reserved

Item 5	Other Information:
There are no matters required to be reported under this item.

26.

COMMERCIAL BANCSHARES, INC.
FORM 10-Q
Quarter ended March 31, 2011
PART II – OTHER INFORMATION

Item 6	Exhibits:

Exhibit
Number	Description of Document

3.1.a.	Amended Articles of Incorporation of the Corporation (incorporated by reference to Registrant’s Form 8-K dated April 27, 1995)

3.1.b.
Amendment to the Corporation’s Amended Articles of Incorporation to increase the number of shares authorized for the issuance to 4,000,000 common shares, no par value (incorporated by reference to Appendix I to Registrant’s Definitive Proxy Statement filed March 13, 1997)

3.2	Code of Regulations of the Corporation (incorporated by reference to Registrant’s Form 8-K dated April 27, 1995)

4	Form of Certificate of Common Shares of the Corporation (incorporated by reference to Registrant’s Form 8-K dated April 27, 1995)

11	Statement re computation of per share earnings (reference is hereby made to Note 2 of the Consolidated Financial Statements on page 7 hereof)

31.1	Certification by CEO Pursuant to Sarbanes Oxley Section 302

31.2	Certification by CFO Pursuant to Sarbanes Oxley Section 302

32.1	Certification by CEO Pursuant to Sarbanes Oxley Section 906

32.2	Certification by CFO Pursuant to Sarbanes Oxley Section 906

27.

COMMERCIAL BANCSHARES, INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL BANCSHARES, INC.
(Registrant)

Date:	May 12, 2011	/s/ Robert E. Beach
(Signature)
Robert E. Beach
President and Chief Executive Officer

Date:	May 12, 2011	/s/ Scott A. Oboy
(Signature)
Scott A. Oboy
Executive Vice President and Chief Financial Officer

28.