Form 10-Q
period 2011-06-30
COMMERCIAL BANCSHARES INC \OH\
filed 2011-08-15
CIK 1009976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2011.  Commission File Number 000-27894

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

As of August 12, 2011, the latest practicable date, there were 1,156,752 outstanding of the registrant’s common stock, no par value.

COMMERCIAL BANCSHARES, INC.

2.

COMMERCIAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Amounts in thousands)

	June 30,	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$6,035	$5,270
Federal funds sold	9,381	16,810
Cash equivalents and federal funds sold	15,416	22,080

Securities available for sale	34,149	33,843
Other investment securities	2,259	2,260
Total loans	223,838	230,658
Allowance for loan losses	(3,536)	(3,198)
Loans, net	220,302	227,460
Premises and equipment, net	7,584	7,637
Accrued interest receivable	1,160	1,288
Other assets	10,124	9,835

Total assets	$290,994	$304,403

LIABILITIES
Deposits
Noninterest-bearing demand	$32,649	$33,399
Interest-bearing demand	102,513	101,620
Savings and time deposits	92,430	97,460
Time deposits $100,000 and greater	36,207	44,765
Total deposits	263,799	277,244
Accrued interest payable	162	192
Other liabilities	1,484	2,578
Total liabilities	265,445	280,014

SHAREHOLDERS' EQUITY
Common stock, no par value; 4,000,000 shares authorized, 1,182,888 shares issued in 2011 and 2010	11,494	11,440
Retained earnings	14,848	13,936
Unearned compensation	(28)	(36)
Deferred compensation plan shares; at cost, 38,864 shares in 2011, and 35,467 shares in 2010	(670)	(626)
Treasury stock; 27,455 shares in 2011 and 31,543 shares in 2010	(751)	(862)
Accumulated other comprehensive income	656	537
Total shareholders' equity	25,549	24,389

Total liabilities and shareholders' equity	$290,994	$304,403

See notes to the consolidated financial statements.

3.

COMMERCIAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Interest income
Interest and fees on loans	$3,456	$3,579	$6,855	$7,151
Interest on investment securities:
Taxable	141	160	285	318
Tax-exempt	157	177	316	357
Federal funds sold	6	11	18	18
Total interest income	3,760	3,927	7,474	7,844

Interest expense
Interest on deposits	557	912	1,185	1,840
Interest on borrowings	—	29	—	71
Total interest expense	557	941	1,185	1,911

Net interest income	3,203	2,986	6,289	5,933
Provision for loan losses	330	280	525	525
Net interest income after provision for loan losses	2,873	2,706	5,764	5,408

Noninterest income
Service fees and overdraft charges	391	434	753	853
Losses on other repossessed asset sales, net	—	(56)	(27)	(191)
Other income	167	173	320	317
Total noninterest income	558	551	1,046	979

Noninterest expense
Salaries and employee benefits	1,399	1,296	2,734	2,596
Premises and equipment	317	300	668	642
OREO and miscellaneous loan expense	81	136	128	180
Professional fees	105	99	275	217
Data processing	49	62	99	125
Software maintenance	95	78	183	152
Advertising and promotional	53	53	113	102
FDIC deposit insurance	109	140	223	278
Franchise tax	79	71	157	141
Other operating expense	298	294	556	559
Total noninterest expense	2,585	2,529	5,136	4,992

Income before income taxes	846	728	1,674	1,395
Income tax expense	218	171	429	320
Net income	$628	$557	$1,245	$1,075

Basic earnings per common share	$0.55	$0.49	$1.08	$0.94
Diluted earnings per common share	$0.54	$0.49	$1.07	$0.94

See notes to the consolidated financial statements.

4.

COMMERCIAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended
	June 30,
	2011	2010

Balance at beginning of period	$24,962	$22,936

Comprehensive income
Net income	628	557
Change in net unrealized gain (loss) on securities available for sale, net of reclassification and tax effects	66	73
Total comprehensive income	694	630

Stock-based compensation	10	4
Issuance of treasury stock for deferred compensation plan	23	—
Dividends paid ($0.12 and $0.10 per share in 2011 and 2010)	(140)	(114)

Balance at end of period	$25,549	$23,456

	Six Months Ended
	June 30,
	2011	2010

Balance at beginning of period	$24,389	$22,695

Comprehensive income
Net income	1,245	1,075
Change in net unrealized gain (loss) on securities available for sale, net of reclassification and tax effects	119	(92)
Total comprehensive income	1,364	983

Stock-based compensation	18	6
Issuance of treasury stock for deferred compensation plan	55	—
Dividends paid ($0.24 and $0.20 per share in 2011 and 2010)	(277)	(228)

Balance at end of period	$25,549	$23,456

See notes to the consolidated financial statements.

5.

COMMERCIAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
	($ in thousands)
Cash flows from operating activities
Net income	$1,245	$1,075
Adjustments	(478)	1,186
Net cash from operating activities	767	2,261

Cash flows from investing activities
Securities available for sale:
Purchases	(4,149)	(4,000)
Maturities and repayments	3,913	2,772
Net change in loans	6,555	5,320
Proceeds from sale of OREO and other repossessed assets	187	571
Bank premises and equipment expenditures	(270)	(125)
Net cash from investing activities	6,236	4,538

Cash flows from financing activities
Net change in deposits	(13,445)	6,214
Repayments of FHLB advances	—	(5,000)
Cash dividends paid	(277)	(228)
Issuance of treasury stock for deferred compensation plan	55	—
Net cash from financing activities	(13,667)	986

Net change in cash equivalents and federal funds sold	(6,664)	7,785

Cash equivalents and federal funds sold at beginning of period	22,080	12,246

Cash equivalents and federal funds sold at end of period	$15,416	$20,031

Supplemental disclosures
Cash paid for interest	$1,215	$1,921
Cash paid for income taxes	950	90
Non-cash transfer of loans to foreclosed and other repossessed assets	360	255

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

The condensed consolidated financial statements have been prepared without audit.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the Corporation’s financial position at June 30, 2011, and the results of operations and changes in cash flows for the periods presented have been made.

Certain information and footnote disclosures typically included in financial statements prepared in accordance with U.S. generally accepted principles have been omitted.  The Annual Report for the year ended December 31, 2010, contains consolidated financial statements and related footnote disclosures, which should be read in conjunction with the accompanying consolidated financial statements.  The results of operations for the period ended June 30, 2011 are not necessarily indicative of the operating results for the full year or any future interim period.

Recent Accounting Pronouncements:

In June 2011, the FASB issued ASU 2011-05 Comprehensive Income (Topic 220) Presentation of Comprehensive Income which gives an entity the option to present the total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  Regardless of which option an entity chooses, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.  Current U.S. GAAP allows reporting entities three alternatives for presenting other comprehensive income and its components in financial statements.  One of those presentation options is to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity.  This update eliminates that option.  In addition, current U.S. GAAP does not require consecutive presentation of the statement of net income and other comprehensive income.  Finally, current U.S. GAAP does not require an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income, which is required by the guidance in this update.  These changes apply to both annual and interim financial statements.  These improvements will help financial statement users better understand the causes of an entity’s change in financial position and results of operations.  The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively.  This guidance is not expected to have an impact on the Corporation’s financial condition or results of operations.  We anticipate this statement will be adopted with our 2012 annual financial statements.

In May 2011, the FASB issued ASU 2011-04 Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs which presents common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS.  The amendments in this update explain how to measure fair value.  They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting.  The amendments in this update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs.  Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  Some of the amendments clarify the Board’s intent about the application of existing fair value measurement requirements.  Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  This guidance is not expected to have an impact on the Corporation’s financial condition or results of operations.

7.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April 2011, the FASB issued ASU 2011-02 A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  The amendments in this ASU clarify the guidance on a creditor’s evaluation of whether it has granted a concession to a debtor.  They also clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulty.  The amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011.  Early adoption is permitted.  Retrospective application to the beginning of the annual period of adoption for modifications occurring on or after the beginning of the annual adoption period is required.  As a result of applying these amendments, an entity may identify receivables that are newly considered to be impaired.  For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011.  Management is currently assessing the impact that ASU 2011-02 will have on its consolidated financial statements.

NOTE  2   EARNINGS PER SHARE

Weighted average shares used in determining basic and diluted earnings per share for the three months ended June 30:
	2011	2010
Weighted average shares outstanding during the period	1,155,216	1,138,497
Dilutive effect of stock options	8,613	0
Weighted average shares considering dilutive effect	1,163,829	1,138,497

Anti-dilutive stock options not considered in computing diluted earnings per share	2,130	20,230

Weighted average shares used in determining basic and diluted earnings per share for the six months ended June 30:
	2011	2010
Weighted average shares outstanding during the period	1,154,276	1,138,497
Dilutive effect of stock options	7,877	0
Weighted average shares considering dilutive effect	1,162,153	1,138,497

Anti-dilutive stock options not considered in computing diluted earnings per share	2,130	20,230

NOTE  3   LOANS
(Amounts in thousands)

	June 30, 2011	December 31, 2010
Commercial loans	$165,969	$172,424
Residential real estate loans	11,419	11,261
Construction loans	2,895	2,514
Consumer loans	22,878	23,065
Home equity loans	20,621	21,231
Indirect finance loans	56	163
Total loans	$223,838	$230,658

At June 30, 2011 and December 31, 2010, total loans included loans to farmers for agricultural purposes of approximately $29,038,000 and $28,631,000, respectively.

8.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  4   CREDIT QUALITY INDICATORS
Amounts in thousands

Commercial Credit Exposure
Credit risk profile by credit worthiness category

					Commercial		Commercial
	Commercial		Commercial		Real Estate		Real Estate
	Operating		Agricultural		1-4 Family		Other
Category	06/30/11	12/31/10	06/30/11	12/31/10	06/30/11	12/31/10	06/30/11	12/31/10
1 – 2	$14	$275	$130	$130	$—	$—	$—	$—
3	44	97	2,143	2,207	1,167	2,079	3,326	2,641
4	16,614	24,916	23,496	23,885	27,865	26,660	50,269	54,926
5	2,615	1,926	2,919	2,073	3,400	1,753	11,203	13,432
6	2,837	232	351	335	933	899	4,664	11,942
7	785	472	—	—	700	458	10,426	1,000
8	—	—	—	—	—	—	68	86
Total	$22,909	$27,918	$29,039	$28,630	$34,065	$31,849	$79,956	$84,027

Consumer Credit Exposure
Credit risk by credit worthiness category

	Residential		Residential
	Real Estate, Construction		Real Estate, Other
Category	06/30/11	12/31/10	06/30/11	12/31/10
1 – 2	$—	$—	$—	$—
3	—	—	95	346
4	2,821	2,514	9,641	9,257
5	—	—	160	1,287
6	—	—	237	154
7	74	—	1,286	217
8	—	—	—	—
Total	$2,895	$2,514	$11,419	$11,261

Consumer Credit Exposure
Credit risk by credit worthiness category

	Consumer - Equity		Consumer - Auto		Consumer - Other
Category	06/30/11	12/31/10	06/30/11	12/31/10	06/30/11	12/31/10
1 – 2	$—	$—	$61	$119	$1,366	$1,276
3	191	178	—	—	12	14
4	19,512	20,259	8,835	10,218	12,394	11,341
5	593	507	6	123	116	47
6	69	246	6	43	7	8
7	256	41	46	37	85	2
8	—	—	—	—	—	—
Total	$20,621	$21,231	$8,954	$10,540	$13,980	$12,688

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

9.

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

8 – Doubtful	Weakness makes collection or liquidation in full (based on currently existing facts) improbable.
9 – Loss	This credit is of little value and not warranted as a bankable asset.

NOTE  5   ALLOWANCE FOR LOAN LOSSES
(Amounts in thousands)

	Commercial	Real Estate	Consumer	Total
June 30, 2011
Beginning balance – January 1, 2011	$2,307	$182	$709	$3,198
Charge-offs	(181)	—	(101)	(282)
Recoveries	9	—	86	95
Provision	408	95	22	525
Ending Balance – June 30, 2011	$2,543	$277	$716	$3,536

Allowance:
Ending balance individually evaluated for impairment	$401	$—	$—	$401
Ending balance collectively evaluated for impairment	$2,142	$277	$716	$3,135

Loans:
Ending balance individually evaluated for impairment	$4,840	$—	$—	$4,840
Ending balance collectively evaluated for impairment	$161,129	$14,314	$43,555	$218,998

December 31, 2010
Beginning balance – January 1, 2010	$1,927	$158	$659	$2,744
Charge-offs	(610)	(25)	(404)	(1,039)
Recoveries	34	—	89	123
Provision	956	49	365	1,370
Ending Balance – December 31, 2010	$2,307	$182	$709	$3,198

Allowance:
Ending balance individually evaluated for impairment	$116	$—	$40	$156
Ending balance collectively evaluated for impairment	$2,191	$182	$669	$3,042

Loans:
Ending balance individually evaluated for impairment	$1,774	$—	$90	$1,864
Ending balance collectively evaluated for impairment	$170,650	$13,775	$44,369	$228,794

10.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  6   SUMMARY OF IMPAIRED LOANS
(Amounts in thousands)

				YTD
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
June 30, 2011	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial
Operating	$324	$356	$—	$328	$11
Real estate, 1-4 family	—	—	—	—	—
Real estate, other	1,351	1,351	—	1,357	12

With an allowance recorded:
Commercial
Real estate, 1-4 family	311	311	279	320	11
Real estate, other	2,854	3,116	122	1,592	70
Total	$4,840	$5,134	$401	$3,597	$104

				YTD
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
December 31, 2010	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial
Operating	$331	$363	$—	$170	$26
Real estate, 1-4 family	53	106	—	53	—
Real estate, other	500	562	—	238	19

With an allowance recorded:
Commercial
Real estate, 1-4 family	405	452	71	112	29
Real estate, other	485	713	45	638	14
Consumer, other	90	90	40	8	—
Total	$1,864	$2,286	$156	$1,219	$88

11.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  7   AGE ANALYSIS OF PAST DUE FINANCING RECEIVABLES
(Amounts in thousands)

							Recorded
	30-59	60-89	> 90			Total	Investment
	Days	Days	Days	Total		Financing	> 90 Days
June 30, 2011	Past Due	Past Due	Past Due	Past Due	Current	Receivables	and Accruing
Commercial
Operating	$47	$—	$10	$57	$22,852	$22,909	$—
Agricultural	—	—	—	—	29,039	29,039	—
Real estate, 1-4 family	168	29	39	236	33,829	34,065	—
Real estate, other	459	1	105	565	79,391	79,956	—
Residential real estate
Construction	—	—	—	—	2,895	2,895	—
Other	—	—	—	—	11,419	11,419	—
Consumer
Equity	45	1	18	64	20,557	20,621	—
Auto	9	—	14	23	8,931	8,954	—
Other	14	10	9	33	13,947	13,980	—
Total	$742	$41	$195	$978	$222,860	$223,838	$—

							Recorded
	30-59	60-89	> 90			Total	Investment
	Days	Days	Days	Total		Financing	> 90 Days
December 31, 2010	Past Due	Past Due	Past Due	Past Due	Current	Receivables	and Accruing
Commercial
Operating	$47	$—	$10	$57	$27,861	$27,918	$—
Agricultural	—	—	—	—	28,631	28,631	—
Real estate, 1-4 family	39	—	130	169	31,725	31,894	—
Real estate, other	1,156	849	440	2,445	81,536	83,981	—
Residential real estate
Construction	—	—	—	—	2,514	2,514	—
Other	—	—	—	—	11,261	11,261	—
Consumer
Equity	18	15	11	44	21,187	21,231	—
Auto	—	—	—	—	11,557	11,557	—
Other	128	—	20	148	11,523	11,671	—
Total	$1,388	$864	$611	$2,863	$227,795	$230,658	$—

NOTE  8   FINANCING RECEIVABLES ON NONACCRUAL STATUS
(Amounts in thousands)

	June 30, 2011	December 31, 2010
Commercial
Operating	$322	$44
Real estate, 1-4 family	484	130
Real estate, other	1,374	1,453
Residential real estate
Other	194	216

Consumer
Equity	166	55
Auto	32	—
Other	23	36
Total	$2,595	$1,934

12.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  9   OTHER COMPREHENSIVE INCOME

Other comprehensive income (in thousands) for the three months ended June 30:

	2011	2010
Unrealized holding gains and losses on securities available for sale	$100	$110
Less reclassification adjustments for gains and losses later recognized in income	—	—
Net unrealized gains and losses	100	110
Tax effect	34	37
Other comprehensive income	$66	$73

Other comprehensive income (in thousands) for the six months ended June 30:

	2011	2010
Unrealized holding gains and losses on securities available for sale	$180	$(139)
Less reclassification adjustments for gains and losses later recognized in income	—	—
Net unrealized gains and losses	180	(139)
Tax effect	61	(47)
Other comprehensive income (loss)	$119	$(92)

NOTE  10   FAIR VALUES AND MEASUREMENTS OF FINANCIAL INSTRUMENTS

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

The following table presents information about the Corporation’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010, and the valuation techniques used by the Corporation to determine those fair values.

13.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and liabilities, (in thousands) measured at fair value on a recurring basis for the periods shown:

	Quoted Prices in	Significant	Significant
	Active Markets	Observable	Unobservable
	For Identical	Inputs	Inputs
	Assets (Level 1)	(Level 2)	(Level 3)	Balance
June 30, 2011
Assets
U.S. Government and federal agencies	$—	$11,173	$—	$11,173
State and political subdivisions	—	15,502	—	15,502
Mortgage-backed securities	—	7,474	—	7,474
Total Assets	$—	$34,149	$—	$34,149
Liabilities	$—	$—	$—	$—

December 31, 2010
Assets
U.S. Government and federal agencies	$—	$9,065	$—	$9,065
State and political subdivisions	—	16,069	—	16,069
Mortgage-backed securities	—	8,709	—	8,709
Total Assets	$—	$33,843	$—	$33,843
Liabilities	$—	$—	$—	$—

Securities characterized as having Level 2 inputs generally consist of obligations of U.S. Government and federal agencies, government-sponsored organizations and obligations of state and political subdivisions.  There were no significant transfers in or out of Levels 1 and 2 for the period ending June 30, 2011.

The Corporation also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis.  At June 30, 2011, such assets consist primarily of impaired loans and other real estate owned.  The Corporation has established the fair values of these assets using Level 3 inputs, specifically, discounted present value of cash flow projections.

The following table presents financial assets and liabilities measured on a nonrecurring basis:

Fair Value Measurements at Reporting Date Using

	Balance at
(In thousands)	June 30,	Level 1	Level 2	Level 3
2011
Impaired loans	$4,840	$—	$—	$4,840
Real estate acquired through foreclosure	214	—	—	214

	Balance at
(In thousands)	December 31,	Level 1	Level 2	Level 3
2010
Impaired loans	$1,864	$—	$—	$1,864
Real estate acquired through foreclosure	20	—	—	20

14.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A loan is considered impaired when, based on current information and events it is probable the Corporation will be unable to collect all amounts due (both interest and principal) according to the contractual terms of the loan agreement.  Impaired loans are subject to nonrecurring fair value adjustments to reflect (1) partial write downs that are based on the observable market price or current appraised value of the collateral, or (2) the full charge-off of the loan carrying value.  The Corporation establishes the fair value of the loans based on the present value of expected future cash flows using management’s best estimate of key assumptions.  These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals).

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

The estimated fair values of financial instruments (in thousands) were as follows:

	June 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets
Cash equivalents and federal funds sold	$15,416	$15,416	$22,080	$22,080
Securities available for sale	34,149	34,149	33,843	33,843
Other investment securities	2,259	2,259	2,260	2,260
Loans, net of allowance for loan loss	220,302	227,331	227,460	225,298
Accrued interest receivable	1,160	1,160	1,288	1,288

Financial liabilities
Demand and savings deposits	$(153,166)	$(153,166)	$(151,336)	$(151,336)
Time deposits	(110,633)	(109,577)	(125,908)	(125,532)
Accrued interest payable	(162)	(162)	(192)	(192)

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

15.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•
Time deposits – The fair value for fixed-rate time deposits is estimated using a discounted cash flow calculation that applies interest rates currently being offered for time deposits with similar terms and remaining maturities.

•	Accrued interest payable – The fair value approximates the carrying value.

NOTE  11   STOCK-BASED COMPENSATION

The Corporation has two stock option plans, the 1997 Stock Option Plan and the 2009 Incentive Stock Option Plan.  No additional grants may be made under the 1997 Plan.  The 2009 Plan, which is shareholder approved, permits the grant of stock options, restricted stock and certain other stock-based awards for up to 150,000 shares.  At June 30, 2011, a total of 116,850 shares remained available for issuance.  Stock-based compensation expense is based on the estimated fair value of the award at the date of grant.  The fair value of each option award is estimated on the date of grant using an option-pricing model, requiring the use of subjective assumptions.  The fair value is amortized as compensation expense on a straight-line basis over the vesting period of the grants.  Compensation expense recognized is included in personnel expense in the consolidated statements of income.

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

Activity in the stock option plans for the six months ended June 30, 2011 was as follows:

Weighted
	Number	Average	Number
	Of	Exercise	of Options
Stock Options	Options	Price	Exercisable
Outstanding options at December 31, 2010	31,330	$13.47	7,167
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding options at June 30, 2011	31,330	$13.47	8,167

The following is a summary of outstanding and exercisable stock options as of June 30, 2011:

	Number	Weighted Average		Number
	of Shares	Remaining		of Shares
Exercise Price	Outstanding	Contractual Life		Exercisable
$ 22.75	1,130	1.51	years	1,130
$ 26.75	1,000	4.51	years	1,000
$ 12.30	18,100	8.13	years	6,037
$ 13.25	11,100	9.13	years	—
Total	31,330	8.13	years	8,167

16.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock option.  At June 30, 2011, the aggregate intrinsic value of stock options outstanding and exercisable was $150,000 and $33,000, respectively, compared to an aggregate intrinsic value of $54,000 and $13,000 at December 31, 2010.

For the six-month period ended June 30, 2011 and 2010, the Corporation recognized compensation expense of $10,000 and $7,000, respectively, for the vesting of stock options.  For the full year 2010, the Corporation recognized compensation expense of $18,000 for the vesting of stock options.  At June 30, 2011, the Corporation had $30,000 of unrecognized compensation expense related to stock options that is expected to be recognized over the remaining requisite service periods that extend predominantly through the third quarter 2013.

The following table summarizes information about the Corporation’s nonvested stock option activity for the six months ended June 30, 2011.

	Number	Weighted
	Of	Average
Nonvested Options	Options	Price
Nonvested options at December 31, 2010	24,163	$13.33
Granted	—	0.00
Vested	(1,000)	26.75
Forfeited	—	0.00
Nonvested options at June 30, 2011	23,163	$12.76

The fair value of restricted stock is equal to the fair market value of the Corporation’s common stock on the date of grant.  Restricted stock awards are recorded as deferred compensation, a component of shareholders’ equity, and amortized to compensation expense over a three year vesting period.  Compensation expense for restricted stock awards of approximately $8,000 and $4,000 was recorded during the six-month period ended June 30, 2011 and 2010, respectively.  For the full year 2010, the Corporation recognized $11,000 in compensation expense for restricted stock awards.  At June 30, 2011, the Corporation had $28,000 of unrecognized compensation expense related to restricted stock options that is expected to be recognized over the remaining requisite service periods that extend predominantly through the third quarter 2013.

17.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following review presents management’s discussion and analysis of the consolidated financial condition of Commercial Bancshares, Inc. and its wholly owned subsidiaries, Commercial Savings Bank and Commercial Financial Insurance Agency, LTD at June 30, 2011, compared to December 31, 2010, and the consolidated results of operations for the three and six-month periods ended June 30, 2011 compared to the same periods in 2010. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements and related footnotes.

The Corporation’s net earnings, after taxes, for the six months ended June 30, 2011, increased 15.81% to $1,245,000 when compared to $1,075,000 for the six months ended June 30, 2010.   The increase in earnings was primarily due to a decline in cost of funds, down 58 basis points to 0.99% for the six-month period ended June 30, 2011, from 1.57% for the same period last year.  The decline in cost of funds was largely due to lowering the offering rates on new and maturing time deposits and other interest-bearing deposit accounts in response to the current rate environment and high level of on-balance sheet liquidity.  Diluted earnings per common share increased to $1.07 per share for the six months ended June 30, 2011 from $0.94 per share for the six months ended June 30, 2010.

The Corporation’s return on average equity and return on average assets for the six months ended June 30, 2011 was 9.97% and 0.84%, respectively, compared to 9.33% and 0.73% in 2010.  The Corporation’s efficiency ratio, on a fully taxable equivalent basis, was 68.51% for the six months ended June 30, 2011, a slight improvement from 70.44% for the six months ended June 30, 2010.  The efficiency ratio measures the amount of expense incurred to generate a dollar of revenue and is calculated by dividing noninterest expense by the sum of taxable equivalent net interest income before provision and other noninterest income, excluding net gains (losses) on sales of investment  securities and net gains (losses) on sales of fixed assets.

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

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties.  When used herein, the terms “anticipates,” “plans,” “expects,” “believes” and similar expressions as they relate to the Corporation or its management are intended to identify such forward- looking statements.  The Corporation’s actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements.  Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, interest rate environment, competitive conditions in the financial services industry, changes in law, government policies and regulations, and rapidly changing technology affecting financial services.

18.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Total assets decreased $13,409,000 or 4.41% to $290,994,000 at June 30, 2011, from $304,403,000 at December 31, 2010, largely due to a decline in net loans of $7,158,000 and a decline in cash equivalents and federal funds sold of $6,664,000.  Total deposits decreased $13,445,000 or 4.85%, to $263,799,000 at June 30, 2011 from $277,244,000 at year-end 2010, primarily due to decreases in small and large certificates of deposit accounts of $14,608,000, partially offset by an increases in savings and money market balances.  During the first half of 2011, high cost certificates of deposit were allowed to run off as total assets declined.  The increases in low cost savings and money market balances appear to reflect customer preference for the liquidity these types of deposits provide over the rates currently offered for longer term certificates of deposit.

Securities available for sale are carried at fair value, with unrealized gains or losses based on the difference between amortized cost and fair value, reported net of deferred tax, as accumulated other comprehensive income (loss), a separate component of shareholders’ equity.  Declines in the fair value of individual available for sale securities below their cost that are other-than-temporary, result in write downs of the individual securities to their fair values.  Investment securities increased $305,000 or 0.84% to $36,408,000 at June 30, 2011 from $36,103,000 at year-end 2010, predominantly due to purchases of U.S. government-sponsored agencies of $4,149,000 offset with calls, maturities and repayments of U.S. government-sponsored agencies as well as municipal and mortgaged-backed securities totaling $3,913,000.

Loans are reported at their outstanding principal balances less unearned income, the allowance for loan losses and any deferred fees or costs on originated loans.  Total loans receivable, before allowance for loan losses, decreased $6,820,000 or 2.96% to $223,838,000 at June 30, 2011 from $230,658,000 at December 31, 2010, predominantly in the commercial and agricultural loan portfolio, down $6,455,000 or 3.74% from year-end 2010.  The decline in commercial and agricultural loans is driven by loan demand being outpaced by maturities and repayments.

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

The estimated loan loss allocation for all three loan portfolio segments (commercial, residential real estate and consumer) and concentrations within those portfolios, is then adjusted for management’s estimate of probable losses for several “environmental” factors.  The allocation for environmental factors is particularly subjective and does not lend itself to exact mathematical calculation.   This amount represents estimated probable inherent credit losses which exist, but have not yet been identified, as of the balance sheet date, and are based upon monthly actual and quarterly trend assessments in delinquent and nonaccrual loans, credit concentration changes and prevailing economic conditions, changes in lending personnel experience, changes in lending policies or procedures and other influential factors.  These environmental factors are considered for each of the three loan segments and the allowance allocation, as determined by the processes noted above for each component, is increased or decreased based on the incremental assessment of these various environmental factors.

The significant increase in downgrades to substandard from year-end 2010 occurred predominantly in the Bank’s hospitality and hotel portfolios as a result of the struggling economy’s impact upon those industries in general and certain specific Bank credits.  Management regularly reviews the updated financial position of all such loans in its portfolio and any deterioration in such position can result in a credit being downgraded even though, as is the case with these credits, there has been no history of delinquency and such loans are fully performing.

The allowance for loan losses totaled $3,536,000 at June 30, 2011, an increase of $338,000 or 10.57% from $3,198,000 at December 31, 2010.  The ratio of annualized net charge-offs to average outstanding loans was 0.17% at June 30, 2011, compared to 0.41% at year-end 2010.  The ratio of the allowance for loan losses to total loans was 1.58% at June 30, 2011, compared to 1.39% at year-end 2010.  The increase to the allowance for loan losses from year-end was primarily due to the depreciation of the collateral value on an existing impaired credit of approximately $240,000.  The Corporation provided $525,000 to the allowance for loan losses during the six months ended June 30, 2011 to maintain the balance at an adequate level following net charge-offs of $187,000.

Before loans are charged off, they typically go through a phase of nonperforming status.  Various stages exist when dealing with such nonperformance.  The first stage is simple delinquency, where customers consistently start paying late, 30, 60, 90 days at a time.  These accounts are then put on a list of loans to “watch” as they continue to under-perform according to original terms.  Repeat offenders are moved to nonaccrual status when their delinquencies have been frequent or sustained enough to assume that normal payments may never be reestablished.  This prevents the Corporation from recognizing income it may never collect and may create small negative spikes in earnings as any accrued interest already on the books is reversed from prior earnings estimates.

Loans are placed on nonaccrual status when management believes the collection of interest is doubtful, or when accruals are continued on loans deemed by management to be fully collateralized and in the process of being collected.  At June 30, 2011 and December 31, 2010, there were no 90 day delinquent loans that were on accrual status.  In such cases, the loans are individually evaluated in order to determine whether to continue income recognition after 90 days beyond the due dates.  When loans are charged off, any accrued interest recorded in the current fiscal year is charged against interest income.  The remaining balance is treated as a loan charged off. Nonaccrual loans increased $661,000 or 34.18% to $2,595,000 at June 30, 2011, from $1,934,000 at December 31, 2010.

20.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The impairment of a loan occurs when it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impairment is measured as the difference between the recorded investment in the loan and the evaluation of the present value of expected future cash flows or the observable market price of the loan.  Loans that are collateral dependent, that is, loans where repayment is expected to be provided solely by the underlying collateral, and for which management has determined foreclosure is probable, are measured for impairment based on the fair value of the collateral.  Management’s general practice is to charge down impaired, nonperforming loans to the fair value of the underlying collateral of the loan so no specific loss allocations are necessary for these loans.  The allowance for loan losses, specifically related to impaired loans at June 30, 2011 and December 31, 2010 was $401,000 and $156,000, respectively, related to loans with principal balances of $3,165,000 and $980,000.  The recorded investment of impaired loans with no specific allowance was $1,675,000 at June 30, 2011, compared to $884,000 at December 31, 2010.  Management has taken what it believes to be an aggressive stance on identifying problems with credits by identifying them as impaired early in its evaluation process.  In addition, management has evaluated these credits and their ultimate collectability using both internal and external portfolio loan reviews, and believes any potential losses which may be incurred on these credits in the future are incorporated into its analysis of the adequacy of the Bank’s existing allowance for loan losses.  Of the total impaired loans, four credits, totaling $2,999,000 are still performing but have either begun or are still exhibiting signs of financial difficulties.

The Corporation’s financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on the loan portfolio, unless a loan is placed on nonaccrual status.  Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected.  If all loans on nonaccrual status had been performing in accordance with their original terms, the Corporation would have recorded interest income, with respect to such loans, of approximately $129,000 for the six months ended June 30, 2011 compared to actual payments recorded as interest income, with respect to such loans, of $22,000.

Accrued interest receivable decreased $128,000 or 9.94% to $1,160,000 at June 30, 2011 from $1,288,000 at December 31, 2010 primarily due to the semi-annual interest payments received on agricultural loans.  Other assets totaled $10,124,000 at June 30, 2011, an increase of $289,000 or 2.94% from $9,835,000 at December 31, 2010, largely due to an increase of $133,000 in OREO and other repossessed assets as well as an increase of $140,000 in the cash surrender value of company-owned life insurance.

OREO and other repossessed assets are carried at the lower of cost or estimated fair market value less estimated expenses to be incurred to sell the property.  OREO represents properties acquired by the Corporation through customer loan defaults.  At June 30, 2011, the Corporation held four properties in OREO with a carrying value of $214,000 compared to two properties held in OREO at December 31, 2010 with a carrying value of $20,000.  Other repossessed assets totaled $31,000 at June 30, 2011 compared to $92,000 at December 31, 2010.

Total deposits decreased $13,445,000 or 4.85%, to $263,799,000 at June 30, 2011 from $277,244,000 at December 31, 2010, predominantly in small and large certificate of deposit balances, down $6,050,000 and $8,558,000, respectively, offset with increases in savings and money market balances.  The decline in deposits was primarily driven by ongoing downward pricing adjustments reflecting customer reluctance to extend CD maturities given the current low rate environment.

Shareholders’ equity increased $1,160,000 or 4.76% to $25,549,000 at June 30, 2011 from $24,389,000 at December 31, 2010.  The increase in capital was primarily attributable to net income of $1,245,000, offset by dividends of $277,000 paid to shareholders, as well as an increase in the market value of investment securities, net of tax of $119,000 plus adjustments of $73,000 related to the issuance of treasury stock for the deferred compensation plan, employee compensation costs and stock option accounting.  During the six months of 2011, the Corporation returned 22.26% of earnings through dividends of $277,000 at $0.24 per share.  At June 30, 2011, total shareholders’ equity to total assets was 8.78% compared to 8.01% at December 31, 2010.

21.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net income, after taxes for the three months ended June 30, 2011 increased $71,000 or 12.75% to $628,000 when compared to $557,000 for the same period in 2010.  Diluted earnings per share increased to $0.54 per share for the three months ended June 30, 2011 from $0.49 per share for the same period in 2010.  Net income, after taxes, for the six months ended June 30, 2011 increased $170,000 or 15.81% to $1,245,000 when compared to $1,075,000 for the six months ended June 30, 2010.  Diluted earnings per share increased to $1.07 per share for the six months ended June 30, 2011 from $0.94 per share for the same period in 2010.  The following discussion details the contributing factors influencing these operation results.

The largest component of the Corporation’s operating income is net interest income.  The level of net interest income is dependent upon the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities.  The following discussion of net interest income is presented on a taxable equivalent basis to facilitate performance comparisons among various taxable and tax-exempt assets, such as certain state and municipal securities as well as tax-exempt loans.  A tax rate of 34% was used in adjusting interest on tax-exempt assets to a fully taxable equivalent basis.

Net interest income for the three and six months ended June 30, 2011 was $3,283,000 and $6,450,000, respectively, an increase of $208,000 or 6.76% and $338,000 or 5.53% over the comparable periods a year ago.   The increase in net interest income was largely driven by the rate payable on interest-bearing liabilities declining more rapidly than the yield on interest-earning assets.  With approximately 74% of the loan portfolio in floating rate instruments at June 30, 2011, the effects of low market rates continue to impact loan yields.  The Corporation has successfully sought to mitigate the low-interest rate environment with loan floors included in new and renewed loans over the past year.  The Corporation’s cost of funds continued to decline during 2011, positively impacting net interest margin.

Interest and fee income was $3,840,000 during the second quarter of 2011, a decrease of $176,000 or 4.38% compared to $4,016,000 during the second quarter of 2010.  Average net loans, comprising 81.38% and 78.99% of average earning assets in the second quarter of 2011 and 2010, respectively, increased $1,981,000 or 0.90%, while the average tax-equivalent yield earned decreased 28 basis points.  The decline in interest income was largely due to the downward repricing of variable rate loans.  Average federal funds sold, comprising 4.79% and 7.53% of average earning assets in the second quarter of 2011 and 2010, respectively, decreased $7,878,000 or 37.69%, while the average yield earned decreased 3 basis points.  Average investment securities, comprising 13.83% and 13.49% of average earning assets, in the second quarter of 2011 and 2010, respectively, increased $159,000 or 0.42%, while the average tax-equivalent yield earned decreased 51 basis points.

Interest and fee income for the six months ended June 30, 2011 was $7,635,000, a decrease of $388,000 or 4.84% compared to $8,023,000 for the six months ended June 30, 2010.  Average net loans, comprising 80.12% and 80.22% of average earning assets for the six months ended June 30, 2011 and 2010, respectively, increased $2,220,000 or 1.01%, while the average tax-equivalent yield earned decreased 34 basis points, resulting from the downward re-pricing of variable rate loans and new loans originated at lower market rates as well as maturities and repayments of loans with higher rates.  Average investment securities, comprising 13.42% and 13.47% of average earning assets for the six months ended June 30, 2011 and 2010, respectively, increased $289,000 or 0.79%, while the average tax-equivalent yield earned decreased 52 basis points.

Interest expense was $557,000 during the second quarter of 2011, a decrease of $384,000 or 40.81% compared to $941,000 during the second quarter of 2010.  Average interest-bearing demand deposits, comprising 44.53% and 40.69% of interest-bearing liabilities in the second quarter of 2011 and 2010, respectively, increased $3,848,000 or 3.80%, while the average rate paid decreased 28 basis points.  Average time deposits, comprising 47.83% and 51.53% of interest-bearing liabilities in the second quarter of 2011 and 2010, respectively, decreased $15,378,000 or 11.98%, while the average rate paid decreased 65 basis points.

22.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE  1   YIELD ANALYSIS

The following table presents an analysis of average yields earned on interest-earning assets as well as the average rates paid on interest-bearing liabilities on a fully taxable equivalent basis for the three months ended June 30:

	Three Months Ended June 30,
	2011			2010
	Average		Average	Average		Average
(Amounts in thousands)	balance	Interest	yield/rate	balance	Interest	yield/rate
Federal funds sold	$13,022	$6	0.18%	$20,900	$11	0.21%
Investment securities:
Taxable securities (1)	21,723	141	2.60	19,337	160	3.32
Tax-exempt securities (1)	15,889	235	5.93	18,116	262	5.80
Loans (2) (3) (4)	221,358	3,458	6.27	219,377	3,583	6.55
Earning assets	271,992	3,840	5.66%	277,730	4,016	5.80%
Other assets	23,808			24,278
Total assets	$295,800			$302,008

Interest-bearing demand deposits	$105,238	35	0.13%	$101,390	104	0.41%
Savings deposits	18,063	4	0.09	15,945	11	0.28
Time deposits	113,030	518	1.84	128,408	797	2.49
Borrowed funds	—	—	—	3,462	29	3.36
Interest-bearing liabilities	$236,331	557	0.95%	$249,205	941	1.51%
Noninterest-bearing demand deposits	32,093			27,225
Other liabilities	1,852			2,161
Shareholders’ equity	25,524			23,417
Total liabilities and
shareholders’ equity	$295,800			$302,008

Net interest income		$3,283			$3,075

Interest rate spread			4.71%			4.29%
Net interest margin (5)			4.84%			4.44%

(1)
Average yields on all securities have been computed based on amortized cost.  Income on tax-exempt securities has been computed on a taxable-equivalent basis using a 34% tax rate and a 20% disallowance of interest expense deductibility under TEFRA rules.  The amount of such adjustment was $80,000 and $89,000 for the three months ended June 30, 2011 and 2010, respectively.

(2)
Average balance is net of deferred loan fees of $124,000 and $54,000 for the three months ended June 30, 2011 and 2010, respectively.  Unearned income was fully amortized at June 30, 2011 compared to a remaining balance of $71,000 at June 30, 2010.

(3)
Interest income includes loan fees of $130,000 and $136,000 for the three-month period ended June 30, 2011 and 2010, respectively, as well as $57,000 and $48,000 of deferred dealer reserve expense for the same years.

(4)	Average loan balances include nonaccruing loans.

(5)	Net interest income as a percentage of average interest-earning assets.

23.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE  2   YIELD ANALYSIS

The following table presents an analysis of average yields earned on interest-earning assets as well as the average rates paid on interest-bearing liabilities on a fully taxable equivalent basis for the six months ended June 30:

	Six Months Ended June 30,
	2011			2010
	Average		Average	Average		Average
(Amounts in thousands)	balance	Interest	yield/rate	balance	Interest	yield/rate
Federal funds sold	$17,821	$18	0.20%	$17,207	$18	0.21%
Investment securities:
Taxable securities (1)	21,146	285	2.72	18,579	318	3.45
Tax-exempt securities (1)	15,898	473	6.00	18,176	529	5.87
Loans (2) (3) (4)	221,135	6,859	6.25	218,915	7,158	6.59
Earning assets	276,000	7,635	5.58%	272,877	8,023	5.93%
Other assets	23,971			24,684
Total assets	$299,971			$297,561

Interest-bearing demand deposits	$105,490	71	0.14%	$98,974	237	0.48%
Savings deposits	17,614	11	0.13	15,471	22	0.29
Time deposits	117,543	1,103	1.89	126,129	1,581	2.53
Borrowed funds	—	—	—	4,227	71	3.39
Interest-bearing liabilities	$240,647	1,185	0.99%	$244,801	1,911	1.57%
Noninterest-bearing demand deposits	31,895			27,446
Other liabilities	2,256			2,088
Shareholders’ equity	25,173			23,226
Total liabilities and shareholders’ equity	$299,971			$297,561

Net interest income		$6,450			$6,112

Interest rate spread			4.59%			4.36%
Net interest margin (5)			4.71%			4.52%

(1)
Average yields on all securities have been computed based on amortized cost.  Income on tax-exempt securities has been computed on a taxable-equivalent basis using a 34% tax rate and a 20% disallowance of interest expense deductibility under TEFRA rules.  The amount of such adjustment was $161,000 and $179,000 for the six months ended June 30, 2011 and 2010, respectively.

(2)	Average balance is net of deferred loan fees of $115,000 and $55,000 for the six months ended June 30, 2011 and 2010, respectively, as well as $2,000 and $97,000 of unearned income for the same years.

(3)
Interest income includes loan fees of $229,000 and $240,000 for the six-month period ended June 30, 2011 and 2010, respectively, as well as $113,000 and $91,000 of deferred dealer reserve expense for the same years.

(4)	Average loan balances include nonaccruing loans.

(5)	Net interest income as a percentage of average interest-earning assets.

Interest expense for the six months ended June 30, 2011 was $1,185,000, a decrease of $726,000 or 37.99% when compared to $1,911,000 for the six months ended June 30, 2010.  Average interest-bearing demand deposits, comprising 43.84% and 40.43% of average interest-bearing liabilities for the six months ended June 30, 2011 and 2010, respectively, increased $6,516,000 or 6.58%, while the average rate paid decreased 34 basis points.  Average time deposits, comprising 48.84% and 51.52% of interest-bearing liabilities for the six months ended June 30, 2011 and 2010, respectively, decreased $8,586,000 or 6.81%, while the average rate paid decreased 64 basis points.

24.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The average tax equivalent yield on interest-earning assets for the three and six months ended June 30, 2011 was 5.66% and 5.58%, respectively, a decrease of 14 and 35 basis points from 5.80% and 5.93% for the same periods in 2010.  The average rate paid on interest-bearing liabilities for the three and six months ended June 30, 2011 was 0.95% and 0.99%, respectively, a decrease of 56 and 58 basis points from 1.51% and 1.57% for the same periods in 2010.  Net interest margin on a taxable equivalent basis for the three and six months ended June 30, 2011 was 4.84% and 4.71%, respectively, an increase of 40 and 19 basis points from 4.44% and 4.52% for the same periods in 2010.  The increase in net interest margin is largely due to the continued reduction in deposit rates, particularly certificates of deposit, which resulted in a shift from higher cost deposit products to lower cost core deposits.

Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed adequate by management.  In evaluating the allowance for loan losses, management considers factors that include loan growth, composition, diversification, or conversely, concentrations by industry, geography or collateral within the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors.  Provision for loan losses for the three and six months ended June 30, 2011, totaled $330,000 and $525,000, respectively, compared to $280,000 and $525,000 for the three and six months ended June 30, 2010.   The elevated levels of the allowance for loan losses as a percentage to loans in 2011 are largely due to the increase in the allocated reserve percentages assigned to certain loan types as well as the increase in classified loans which reflects, in part, the impact of the recent recession on many of the Corporation’s commercial customers, especially those in the hospitality and food service industries.

Management considers the allowance for loan losses at June 30, 2011 adequate to cover loan losses based on its assessment of various factors affecting the loan portfolio, including the level of problem loans, overall delinquencies, business conditions, estimated collateral values and loss experience.  A further decline in local and national economic conditions, or other factors, could result in a material increase in the allowance for loan losses which could adversely affect the Corporation’s financial condition and results of operations.  Further information relating to factors affecting the allowance for loan losses is discussed under Financial Condition.

Noninterest income consists primarily of fees and commissions earned on services that are provided to the Corporation’s banking customers and, to a lesser extent, gains on sales of OREO and other repossessed assets and other miscellaneous income.  Noninterest income for the three and six months ended June 30, 2011 was $558,000 and $1,046,000, respectively, an increase of $7,000 and $67,000 when compared to $551,000 and $979,000 for the three and six months ended June 30, 2010.  Customer service fees and overdraft charges for the three and six months ended June 30, 2011 were $391,000 and $753,000, respectively, a decrease of $43,000 and $100,000 when compared to $434,000 and $853,000 for the same periods in 2010.  The decrease in service fees for the three and six-month period is due in part to the impact of Regulation E rules pertaining to overdraft fees.  In the third quarter of 2010, the Federal Reserve issued a revision to Regulation E which prohibited financial institutions from charging a customer fees for paying overdrafts on ATMs and one-time debit card transactions unless that customer consented, or opted in to the overdraft service for those types of transactions.  Of the transaction accounts eligible for this overdraft service, only 15.90% of the customers accepted or opted in to the program.   Offsetting the decrease in noninterest income was the reduction of losses on the disposition of OREO and other repossessed assets of $56,000 and $164,000 for the three and six months ended June 30, 2011, respectively, when compared to the same periods in 2010.

Noninterest expense consists primarily of personnel, occupancy, equipment and other expenses.  Noninterest expense for the three and six months ended June 30, 2011, totaled $2,585,000 and $5,136,000, respectively, an increase of $56,000 and $144,000 when compared to $2,529,000 and $4,992,000 for the same periods in 2010.  Salaries and employee benefits totaled $1,399,000 and $2,734,000 for the three and six months ended June 30, 2011, respectively, an increase of $103,000 and $138,000 when compared to $1,296,000 and $2,596,000 for the three and six months ended June 30, 2010.  The increase in personnel expense is primarily the result of planned increases in salaries and benefits as well as an increase in accrued bonuses and stock-based compensation expense.  Professional fees totaled $105,000 and $275,000 for the three and six months ended June 30, 2011, respectively, an increase of $6,000 and $58,000 when compared to $99,000 and $217,000 for the same periods in 2010.  The increase in professional fees is primarily due to legal expenses relating to the workout of one problem loan.  Offsetting the increase in noninterest expense is the decrease in OREO and miscellaneous loan expense as well as a decrease in FDIC deposit insurance.  OREO and miscellaneous expense totaled $81,000 and $128,000 for the three and six months ended June 30, 2011, respectively, a decrease of $55,000 and $52,000 when compared to $136,000 and $180,000 for the same periods in 2010.  The decrease in OREO and miscellaneous loan expense is predominately due to the decline in OREO and repossessed asset balances in 2011.  Average OREO and repossessed assets for the six months ended June 30, 2011 totaled $182,000, a decrease of $682,000 from average OREO and repossessed assets of $864,000 for the six months ended June 30, 2010.  FDIC deposit insurance totaled $109,000 and $223,000 for the three and six months ended June 30, 2011, respectively, a decrease of $31,000 and $55,000 when compared to $140,000 and $278,000 for the three and six months ended June 30, 2010.  The decrease in FDIC deposit insurance is primarily due to a decline in average deposit balances.

25.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Corporation recorded a provision for income taxes of $218,000 and $429,000 for the three and six months ended June 30, 2011, respectively, an increase of $47,000 and $109,000 when compared to $171,000 and $320,000 for the same periods in 2010.  The increase in income tax expense was largely driven by an increase in pre-tax income offset by earning adjustments relating to tax-exempt loans, investments and company-owned life insurance.  The Corporation’s effective tax rate increased to 25.77% and 25.63% for the three and six months ended June 30, 2011, respectively, when compared to 23.49% and 22.94% for the same periods in 2010.

LIQUIDITY

Liquidity is the ability to satisfy demands for deposit withdrawals, lending commitments and other corporate needs.  The Corporation’s liquidity primarily represented by cash, cash equivalents and federal funds sold, is a result of its operating, investing and financing activities, which are summarized in the Condensed Consolidated Statements of Cash Flows.  The Corporation’s principal sources of funds are deposits, prepayments and maturities of outstanding loans and investment securities.  While scheduled payments from the amortization of loans and securities are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  Funds are primarily used to meet ongoing commitments, satisfy operational expenses, payout maturing certificates of deposit and savings withdrawals and fund loan demand, with excess funds being invested in short-term interest-earning assets.  Additional funds are generated through Federal Home Loan Bank advances, overnight borrowings and other sources.

The Corporation’s liquidity ratio at June 30, 2011 was 8.13% compared to 10.09% at year-end 2010.  Another measure of liquidity is the relationship of net loans to deposits and borrowed funds with lower ratios indicating greater liquidity.  At June 30, 2011, the ratio of net loans to deposits and borrowed funds rose to 83.51% compared to 82.04% at December 31, 2010 primarily due to declining deposit balances.  Management believes its sources of liquidity are adequate to meet the needs of the Corporation.

Net cash flows resulted in a decrease of $6,664,000 in cash equivalents and federal funds sold for the six-month period ended June 30, 2011 compared to an increase in cash equivalents and federal funds sold of $7,785,000 for the six-month period ended June 30, 2010.  In 2011, total cash from operating activities of $767,000, proceeds from maturities and repayments of securities of $3,913,000, net cash repayments received on loans of $6,555,000 and proceeds from the sale of OREO and other repossessed assets of $187,000 was used to fund security purchases of $4,149,000, pay dividends of $277,000, satisfy deposit withdrawals of $13,445,000 and fund capital purchases of $270,000.  In 2010, total cash from operating activities of $2,261,000, proceeds from maturities and repayments of securities of $2,772,000, net cash repayments received on loans of $5,320,000, proceeds from the sale of OREO and other repossessed assets of $571,000 along with an increase in deposit balances of $6,214,000 was used to fund security purchases of $4,000,000, pay down FHLB advances of $5,000,000 and pay dividends of $228,000.

26.

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

The Bank’s leverage and risk-based capital ratios at June 30, 2011 were 8.3% and 12.1%, respectively, compared to leverage and risk-based capital ratios of 7.6% and 11.3% at year-end 2010.  The Bank exceeded minimum regulatory requirements to be considered well capitalized for both periods.  Should it become necessary to raise capital to expand the activities of the Corporation, there are sufficient un-issued shares to effect a merger, or solicit new investors.

TABLE  3   CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Corporation has certain obligations and commitments to make future payments under contract.  The following table presents the Corporation’s contractual obligations and commitments (in thousands) at June 30, 2011:

Contractual obligations
	Payments Due by Period
		Less Than			After
	Total	One Year	1-3 Years	3-5 Years	5 Years
Time deposits and certificates of deposit	$110,632	$58,682	$39,785	$11,217	$948
Borrowed funds	—	—	—	—	—
Total contractual obligations	$110,632	$58,682	$39,785	$11,217	$948

Other commitments

	Amount of Commitment – Expiration by Period
		Less Than			After
	Total	One Year	1-3 Years	3-5 Years	5 Years
Commitments to extend commercial credit	$20,562	$11,869	$1,019	$2,255	$5,419
Commitments to extend consumer credit	11,748	426	3,197	3,265	4,860
Standby letters of credit	523	213	310	—	—
Total other commitments	$32,833	$12,508	$4,526	$5,520	$10,279

Other obligations and commitments include the deferred compensation plan, index plan reserve and split dollar life insurance.  The timing of payments for these plans is unknown.  See Note 1 of the 2010 Annual Report for additional details.

27.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Items reported under “Contractual Obligations” represent standard bank financing activity under normal terms and practices.  Such funds normally rollover or are replaced by like items depending on the then-current financing needs.  Items reported under “Other Commitments” also represent standard bank activity, but for extending credit to bank customers.  Commercial credits generally represent lines of credit or approved loans with drawable funds still available under the contract terms.  On an on-going basis, approximately half of these amounts are expected to be drawn.  Consumer credits generally represent amounts drawable under revolving home equity lines or credit card programs.  Such amounts are usually deemed less likely to be drawn upon in total as consumers tend not to draw down all amounts on such lines.  Utilization rates tend to be fairly constant over time.  Standby letters of credit represent guarantees to finance specific projects whose primary source of financing comes from other sources.  In the unlikely event of the other source’s failure to provide sufficient financing, the bank would be called upon to fill the need.  The Corporation is also continually engaged in the process of approving new loans in a bidding competition with other banks.  Management and Board committees approve the terms of these potential new loans with conditions and/or counter terms made to the applicant customers.  Customers may accept the terms, make a counter proposal, or accept terms from a competitor.  These loans are not yet under contract, but offers have been tendered, and would be required to be funded if accepted.  Such agreements represent approximately $10,371,000 at June 30, 2011 for various possible maturity terms.

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

There was no change in the Corporation’s internal control over financial reporting that occurred during the Corporation’s fiscal quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

28.

COMMERCIAL BANCSHARES, INC.
FORM 10-Q
Quarter ended June 30, 2011
PART II – OTHER INFORMATION

Item 1	Legal Proceedings:
There are no matters required to be reported under this item.

Item 1A	Risk Factors:
There have been no material changes from risk factors as previously disclosed in Part 1, Item 1.A. of Commercial Bancshares, Inc.’s 10-K filed on March 29, 2011.

Item 2	Unregistered Sales of Securities and Use of Proceeds:
For the three months ended June 30, 2011, a total of 1,646 shares were issued from treasury to the Commercial Bancshares, Inc., Deferred Compensation Plan (the “Plan”) at a total cost of $44,985.  Additionally, the Corporation delivered 691 shares totaling $11,950 under the Plan to various members of the Board.  These transactions were not registered, but were made in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

The following table reflects shares repurchased by the Corporation during the quarter ended June 30, 2011, including any shares purchased as part of a repurchase program approved by the Corporation’s Board of Directors in June 2009.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
4/1/11 - 4/30/11	-0-	n/a	-0-	23,548

5/1/11 - 5/31/11	-0-	n/a	-0-	23,548

6/1/11 - 6/30/11	-0-	n/a	-0-	23,548

Total	-0-	n/a	-0-	23,548

Item 3	Defaults upon Senior Securities:
There are no matters required to be reported under this item.

Item 4	Removed and Reserved

Item 5	Other Information:
There are no matters required to be reported under this item.

29.

COMMERCIAL BANCSHARES, INC.
FORM 10-Q
Quarter ended June 30, 2011
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

30.

COMMERCIAL BANCSHARES, INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL BANCSHARES, INC.
(Registrant)

Date:	August 12, 2011	/s/ Robert E. Beach
(Signature)
Robert E. Beach
President and Chief Executive Officer

Date:	August 12, 2011	/s/ Scott A. Oboy
(Signature)
Scott A. Oboy
Executive Vice President and Chief Financial Officer

31.