Form 10-Q/A
period 2011-06-30
COMMERCIAL BANCSHARES INC \OH\
filed 2011-08-15
CIK 1009976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

The purpose of this amendment on Form 10-Q/A to Commercial Bancshares, Inc.’s quarterly report on Form 10-Q for the period ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011 (“Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q, as required by Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

3.2	Code of Regulations of the Corporation (incorporated by reference to Registrant’s Form 8-K dated April 27, 1995)

4	Form of Certificate of Common Shares of the Corporation (incorporated by reference to Registrant’s Form 8-K dated April 27, 1995)

11*	Statement re computation of per share earnings (reference is hereby made to Note 2 of the Consolidated Financial Statements on page 7 hereof)

31.1*	Certification by CEO Pursuant to Sarbanes Oxley Section 302

31.2*	Certification by CFO Pursuant to Sarbanes Oxley Section 302

32.1*	Certification by CEO Pursuant to Sarbanes Oxley Section 906

32.2*	Certification by CFO Pursuant to Sarbanes Oxley Section 906

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed with our Form 10-Q as filed on August 15, 2011

**	Furnished with this Form 10-Q/A

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