Form 10-Q
period 2011-09-30
COMMERCIAL BANCSHARES INC \OH\
filed 2011-11-14
CIK 1009976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2011.  Commission File Number 000-27894

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

As of November 14, 2011, the latest practicable date, there were 1,162,725 outstanding of the registrant’s common stock, no par value.

COMMERCIAL BANCSHARES, INC.

INDEX

		Page

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Consolidated Balance Sheets	3

	Consolidated Statements of Income	4

	Condensed Consolidated Statements of Changes in Shareholders’ Equity	5

	Condensed Consolidated Statements of Cash Flows	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	28

Item 4.	Controls and Procedures	28

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 2.	Unregistered Sales of Securities and Use of Proceeds	29

Item 3.	Defaults Upon Senior Securities	29

Item 4.	Removed and Reserved	29

Item 5.	Other Information	29

Item 6.	Exhibits	30

SIGNATURES		31

EXHIBIT:	13a-14(a) 302 Certification
	13a-14(a) 906 Certification

2.

COMMERCIAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Amounts in thousands)

	September 30,	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$5,037	$5,270
Federal funds sold	13,046	16,810
Cash equivalents and federal funds sold	18,083	22,080

Securities available for sale	29,917	33,843
Other investment securities	2,259	2,260
Total loans	224,194	230,658
Allowance for loan losses	(3,700)	(3,198)
Loans, net	220,494	227,460
Premises and equipment, net	7,488	7,637
Accrued interest receivable	1,416	1,288
Other assets	9,924	9,835

Total assets	$289,581	$304,403

LIABILITIES
Deposits
Noninterest-bearing demand	$34,068	$33,399
Interest-bearing demand	104,802	101,620
Savings and time deposits	89,845	97,460
Time deposits $100,000 and greater	32,737	44,765
Total deposits	261,452	277,244
Accrued interest payable	150	192
Other liabilities	1,505	2,578
Total liabilities	263,107	280,014

SHAREHOLDERS' EQUITY
Common stock, no par value; 4,000,000 shares authorized,
1,186,638 shares issued in 2011, and 1,182,888 shares and 2010	11,586	11,440
Retained earnings	15,478	13,936
Unearned compensation	(85)	(36)
Deferred compensation plan shares; at cost,
40,183 shares in 2011, and 35,467 shares in 2010	(692)	(626)
Treasury stock; 25,336 shares in 2011 and 31,543 shares in 2010	(693)	(862)
Accumulated other comprehensive income	880	537
Total shareholders' equity	26,474	24,389

Total liabilities and shareholders' equity	$289,581	$304,403

See notes to the consolidated financial statements.

3.

COMMERCIAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Interest income
Interest and fees on loans	$3,550	$3,624	$10,412	$10,775
Interest on investment securities:
Taxable	127	157	411	476
Tax-exempt	153	179	469	536
Federal funds sold	4	9	22	27
Total interest income	3,834	3,969	11,314	11,814

Interest expense
Interest on deposits	515	879	1,700	2,719
Interest on borrowings	—	—	—	71
Total interest expense	515	879	1,700	2,790

Net interest income	3,319	3,090	9,614	9,024
Provision for loan losses	229	380	754	905
Net interest income after provision for loan losses	3,090	2,710	8,860	8,119

Noninterest income
Service fees and overdraft charges	399	421	1,152	1,274
Losses on other repossessed asset sales, net	(28)	(58)	(55)	(249)
Other income	146	172	459	489
Total noninterest income	517	535	1,556	1,514

Noninterest expense
Salaries and employee benefits	1,409	1,344	4,143	3,940
Premises and equipment	312	284	980	926
OREO and miscellaneous loan expense	69	67	198	247
Professional fees	135	99	410	316
Data processing	51	49	149	175
Software maintenance	88	85	271	237
Advertising and promotional	69	56	182	158
FDIC deposit insurance	16	119	238	398
Franchise tax	79	72	236	213
Other operating expense	282	279	838	838
Total noninterest expense	2,510	2,454	7,645	7,448

Income before income taxes	1,097	791	2,771	2,185
Income tax expense	303	193	733	512
Net income	$794	$598	$2,038	$1,673

Basic earnings per common share	$0.68	$0.53	$1.76	$1.47
Diluted earnings per common share	$0.68	$0.53	$1.75	$1.47

See notes to the consolidated financial statements.

4.

COMMERCIAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended
	September 30,
	2011	2010

Balance at beginning of period	$25,549	$23,456

Comprehensive income
Net income	794	598
Change in net unrealized gain (loss) on securities available for sale, net of reclassification and tax effects	224	283
Total comprehensive income	1,018	881

Stock-based compensation	7	5
Restricted stock	8	8
Issuance of treasury stock under stock option plans	10	—
Issuance of treasury stock for deferred compensation plan	22	95
Dividends paid ($0.12 and $0.10 per share in 2011 and 2010)	(140)	(115)

Balance at end of period	$26,474	$24,330

	Nine Months Ended
	September 30,
	2011	2010

Balance at beginning of period	$24,389	$22,695

Comprehensive income
Net income	2,038	1,673
Change in net unrealized gain (loss) on securities available for sale, net of reclassification and tax effects	343	191
Total comprehensive income	2,381	1,864

Stock-based compensation	17	11
Restricted stock	16	8
Issuance of treasury stock under stock option plans	10	—
Issuance of treasury stock for deferred compensation plan	77	95
Dividends paid ($0.36 and $0.30 per share in 2011 and 2010)	(416)	(343)

Balance at end of period	$26,474	$24,330

See notes to the consolidated financial statements.

5.

COMMERCIAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
	($ in thousands)
Cash flows from operating activities
Net income	$2,038	$1,673
Adjustments	(203)	1,799
Net cash from operating activities	1,835	3,472

Cash flows from investing activities
Securities available for sale:
Purchases	(4,149)	(5,999)
Maturities and repayments	8,427	3,514
Purchases of other investment securities	—	(2)
Net change in loans	6,162	1,981
Proceeds from sale of OREO and other repossessed assets	187	673
Bank premises and equipment expenditures	(337)	(222)
Net cash from investing activities	10,290	(55)

Cash flows from financing activities
Net change in deposits	(15,793)	17,448
Repayments of FHLB advances	—	(5,000)
Cash dividends paid	(416)	(343)
Issuance of treasury stock under stock option plans	10	—
Issuance of treasury stock for deferred compensation plan	77	95
Net cash from financing activities	(16,122)	12,200

Net change in cash equivalents and federal funds sold	(3,997)	15,617

Cash equivalents and federal funds sold at beginning of period	22,080	12,246

Cash equivalents and federal funds sold at end of period	$18,083	$27,863

Supplemental disclosures
Cash paid for interest	$1,742	$2,787
Cash paid for income taxes	1,310	123
Non-cash transfer of loans to foreclosed and other repossessed assets	424	301

See notes to the consolidated financial statements.

6.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:  The accompanying consolidated financial statements include the accounts of Commercial Bancshares, Inc. (the “Corporation”) and its wholly owned subsidiaries, Commercial and Financial Insurance Agency, LTD (“Commercial and Financial”) and The Commercial Savings Bank (the “Bank”).  The Bank also owns a 49.9% interest in Beck Title Agency, Ltd., which is accounted for by using the equity method of accounting. All significant inter-company balances and transactions have been eliminated in consolidation.

The condensed consolidated financial statements have been prepared without audit.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the Corporation’s financial position at September 30, 2011, and the results of operations and changes in cash flows for the periods presented have been made.

Certain information and footnote disclosures typically included in financial statements prepared in accordance with U.S. generally accepted principles have been omitted.  The Annual Report for the year ended December 31, 2010, contains consolidated financial statements and related footnote disclosures, which should be read in conjunction with the accompanying consolidated financial statements.  The results of operations for the period ended September 30, 2011 are not necessarily indicative of the operating results for the full year or any future interim period.

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

7.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASC Topic 310: Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. On April 5, 2011, the FASB issued a final standard to assist creditors in determining whether a modification of the terms of a receivable meets the definition of a troubled debt restructuring (TDR). The final standard, Accounting Standards Update (ASU) No. 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring,” was issued as a result of stakeholders questioning whether additional guidance or clarification was needed to assist creditors with determining whether a modification is a TDR. The final standard does not change the long-standing guidance that a restructuring of a debt constitutes a TDR “if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider.” In other words, the creditor must conclude that both the restructuring constitutes a concession, and the debtor is experiencing financial difficulties. The new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and has been applied retrospectively to restructurings occurring on or after January 1, 2011.  As of September 30, 2011, the Corporation identified $1,874,000 in loans that were newly considered troubled debt restructurings under the provisions of ASU No. 2011-02.  Refer to Note 6, Troubled Debt Restructurings for additional information.

NOTE  2   EARNINGS PER SHARE

Weighted average shares used in determining basic and diluted earnings per share for the three months ended September 30:

	2011	2010

Weighted average shares outstanding during the period	1,158,882	1,142,301
Dilutive effect of stock options	8,220	1,205
Weighted average shares considering dilutive effect	1,167,102	1,143,506

Anti-dilutive stock options not considered in computing diluted earnings per share	2,130	13,230

Weighted average shares used in determining basic and diluted earnings per share for the nine months ended September 30:

	2011	2010

Weighted average shares outstanding during the period	1,155,828	1,139,779
Dilutive effect of stock options	7,820	0
Weighted average shares considering dilutive effect	1,163,648	1,139,779

Anti-dilutive stock options not considered in computing diluted earnings per share	2,130	31,330

NOTE  3   CREDIT QUALITY INDICATORS

As part of its monitoring process, the Corporation utilizes a risk rating system which quantifies the risk the Corporation estimates it has assumed when entering into a loan transaction, and during the life of that loan.  The system rates the strength of the borrower and the transaction and is designed to provide a program for risk management and early detection of problems.  Loans are graded on a scale of 1 through 9, with a risk grade of 5 or below classified as “Pass” rated credits.  Following is a description of the general characteristics of risk grades 6 through 9:

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

8.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8 – Doubtful	Weakness makes collection or liquidation in full (based on currently existing facts) improbable.

9 – Loss	This credit is of little value and not warranted as a bankable asset.

The Corporation’s strategy for credit risk management includes ongoing credit examinations and management reviews of loans exhibiting deterioration of credit quality.  A deteriorating credit indicates an elevated likelihood of delinquency.  When a loan becomes delinquent, its credit grade is reviewed and changed accordingly.  Each downgrade to a classified credit results in a higher percentage of reserve to reflect the increased likelihood of loss for similarly graded credits.  Further deterioration could result in a certain credit being deemed impaired resulting in a collateral valuation for purposes of establishing a specific reserve which reflects the possible extent of such loss for that credit.  The following summarizes information pertaining to credit quality.  Dollar amounts reported in thousands.

Commercial Credit Exposure
Credit risk profile by credit worthiness category
					Commercial		Commercial
	Commercial		Commercial		Real Estate		Real Estate
	Operating		Agricultural		1-4 Family		Other
Category	09/30/11	12/31/10	09/30/11	12/31/10	09/30/11	12/31/10	09/30/11	12/31/10
Pass	$17,631	$27,214	$28,366	$28,295	$33,166	$30,492	$67,112	$70,999
6	2,524	232	349	335	921	899	4,623	11,942
7	751	472	—	—	637	458	9,659	1,000
8	—	—	—	—	—	—	—	86
9	—	—	—	—	—	—	—	—
Total	$20,906	$27,918	$28,715	$28,630	$34,724	$31,849	$81,394	$84,027

Consumer Credit Exposure

Credit risk by credit worthiness category
	Residential		Residential
	Real Estate, Construction		Real Estate, Other
Category	09/30/11	12/31/10	09/30/11	12/31/10
Pass	$3,581	$2,514	$9,847	$10,890
6	—	—	208	154
7	73	—	1,313	217
8	—	—	—	—
9	—	—	—	—
Total	$3,654	$2,514	$11,368	$11,261

Consumer Credit Exposure

Credit risk by credit worthiness category

	Consumer - Equity		Consumer - Auto		Consumer - Other
Category	09/30/11	12/31/10	09/30/11	12/31/10	09/30/11	12/31/10
Pass	$20,280	$20,944	$8,884	$10,460	$13,757	$12,678
6	68	246	3	43	7	8
7	318	41	39	37	77	2
8	—	—	—	—	—	—
9	—	—	—	—	—	—
Total	$20,666	$21,231	$8,926	$10,540	$13,841	$12,688

9.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  4   ALLOWANCE FOR LOAN LOSSES

(Amounts in thousands)

	Commercial	Real Estate	Consumer	Total
September 30, 2011
Beginning balance – January 1, 2011	$2,307	$182	$709	$3,198
Charge-offs	(237)	—	(116)	(353)
Recoveries	14	—	87	101
Provision	659	94	1	754
Ending Balance – September 30, 2011	$2,743	$276	$681	$3,700
Allowance:
Ending balance individually evaluated for impairment	$435	$—	$—	$435
Ending balance collectively evaluated for impairment	2,308	276	681	3,265
Total Allowance	$2,743	$276	$681	$3,700
Loans:
Ending balance individually evaluated for impairment	$4,006	$—	$—	$4,006
Ending balance collectively evaluated for impairment	161,733	15,022	43,433	220,188
Total Loans	$165,739	$15,022	$43,433	$224,194

December 31, 2010
Beginning balance – January 1, 2010	$1,927	$158	$659	$2,744
Charge-offs	(610)	(25)	(404)	(1,039)
Recoveries	34	—	89	123
Provision	956	49	365	1,370
Ending Balance – December 31, 2010	$2,307	$182	$709	$3,198
Allowance:
Ending balance individually evaluated for impairment	$116	$—	$40	$156
Ending balance collectively evaluated for impairment	2,191	182	669	3,042
Total Allowance	$2,307	$182	$709	$3,198
Loans:
Ending balance individually evaluated for impairment	$1,774	$—	$90	$1,864
Ending balance collectively evaluated for impairment	170,650	13,775	44,369	228,794
Total Loans	$172,424	$13,775	$44,459	$230,658

10.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  5   SUMMARY OF IMPAIRED LOANS

(Amounts in thousands)

				YTD
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
September 30, 2011	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial
Operating	$318	$350	$—	$325	$13
Real estate, other	231	231	—	233	12

With an allowance recorded:
Commercial
Real estate, 1-4 family	297	297	279	314	11
Real estate, other	3,160	3,160	156	2,093	132
Total	$4,006	$4,038	$435	$2,965	$168

				YTD
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
December 31, 2010	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial
Operating	$331	$363	$—	$170	$26
Real estate, 1-4 family	53	106	—	53	—
Real estate, other	500	562	—	238	19

With an allowance recorded:
Commercial
Real estate, 1-4 family	405	452	71	112	29
Real estate, other	485	713	45	638	14
Consumer, other	90	90	40	8	—
Total	$1,864	$2,286	$156	$1,219	$88

NOTE  6   TROUBLED DEBT RESTRUCTURINGS

The following table summarizes information relative to loan modifications determined to be troubled debt restructurings for the three and nine months ended September 30, 2011.

	Three Months		Nine Months
	Number	Recorded	Number	Recorded
(Amounts in thousands)	of TDRs	Investment	of TDRs	Investment
Commercial operating	2	$198	2	$198
Commercial real estate, 1-4 family	1	297	1	297
Commercial real estate, other	0	—	1	1,379
Total	3	$495	4	$1,874

During the nine months ended September 30, 2011, one commercial credit, with a recorded investment of $309,000, that was modified in a TDR during the past twelve months has subsequently defaulted and is currently in foreclosure.

A modification of a loan constitutes a TDR when a borrower is experiencing financial difficulty and the modification constitutes a concession.  The Corporation offers various types of concessions when modifying a loan.  Loan terms that may be modified due to a borrower’s financial situation include, but are not limited to, a reduction in the stated interest rate, a reduction in the face amount of the debt, a reduction in the accrued interest, temporary interest-only payments, or re-aging, extensions, deferrals, renewals and rewrites.  In mitigation, additional collateral, a co-borrower or a guarantor may be requested.

11.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans modified in a TDR may already be on nonaccrual status and partial charge-offs may have in some cases already been taken against the outstanding loan balance.  As a result, loans modified in a TDR for the Corporation may have the financial effect of increasing the specific allowance associated with the loan.  The allowance for impaired loans that have been modified in a TDR is measured based on the estimated fair value of the collateral, less any selling costs, if the loan is collateral dependent or on the present value of expected future cash flows discounted at the loan’s effective interest rate.  Management exercises significant judgment in developing these determinations.

NOTE  7   AGE ANALYSIS OF PAST DUE FINANCING RECEIVABLES

(Amounts in thousands)

							Recorded
	30-59	60-89	> 90			Total	Investment
	Days	Days	Days	Total		Financing	> 90 Days
September 30, 2011	Past Due	Past Due	Past Due	Past Due	Current	Receivables	and Accruing
Commercial
Operating	$23	$—	$10	$33	$20,873	$20,906	$—
Agricultural	—	—	—	—	28,715	28,715	—
Real estate, 1-4 family	47	—	28	75	34,649	34,724	—
Real estate, other	169	—	309	478	80,916	81,394	—
Residential real estate
Construction	—	—	—	—	3,654	3,654	—
Other	74	—	—	74	11,294	11,368	—
Consumer
Equity	158	—	55	213	20,453	20,666	—
Auto	6	—	11	17	8,909	8,926	—
Other	71	—	12	83	13,758	13,841	—
Total	$548	$—	$425	$973	$223,221	$224,194	$—

							Recorded
	30-59	60-89	> 90			Total	Investment
	Days	Days	Days	Total		Financing	> 90 Days
December 31, 2010	Past Due	Past Due	Past Due	Past Due	Current	Receivables	and Accruing
Commercial
Operating	$47	$—	$10	$57	$27,861	$27,918	$—
Agricultural	—	—	—	—	28,631	28,631	—
Real estate, 1-4 family	39	—	130	169	31,725	31,894	—
Real estate, other	1,156	849	440	2,445	81,536	83,981	—
Residential real estate
Construction	—	—	—	—	2,514	2,514	—
Other	—	—	—	—	11,261	11,261	—
Consumer
Equity	18	15	11	44	21,187	21,231	—
Auto	—	—	—	—	11,557	11,557	—
Other	128	—	20	148	11,523	11,671	—
Total	$1,388	$864	$611	$2,863	$227,795	$230,658	$—

12.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  8   FINANCING RECEIVABLES ON NONACCRUAL STATUS

(Amounts in thousands)

	September 30, 2011	December 31, 2010
Commercial
Operating	$346	$44
Real estate, 1-4 family	428	130
Real estate, other	621	1,453
Residential real estate
Other	193	216
Consumer
Equity	164	55
Auto	23	—
Other	17	36
Total	$1,792	$1,934

NOTE  9   OTHER COMPREHENSIVE INCOME

Other comprehensive income (in thousands) for the three months ended September 30:

	2011	2010
Unrealized holding gains and losses on securities available for sale	$339	$429
Less reclassification adjustments for gains
and losses later recognized in income	—	—
Net unrealized gains and losses	339	429
Tax effect	115	146
Other comprehensive income	$224	$283

Other comprehensive income (in thousands) for the nine months ended September 30:

	2011	2010
Unrealized holding gains and losses on securities available for sale	$519	$290
Less reclassification adjustments for gains
and losses later recognized in income	—	—
Net unrealized gains and losses	519	290
Tax effect	176	99
Other comprehensive income (loss)	$343	$191

NOTE  10   FAIR VALUES AND MEASUREMENTS OF FINANCIAL INSTRUMENTS

The Corporation groups its assets and liabilities measured at fair value into a three-level hierarchy for valuation techniques used to measure assets and liabilities at fair value.  This hierarchy is based on whether the valuation inputs are observable or unobservable.  These levels are:

Level 1	Quoted prices in active markets for identical assets or liabilities.

Level 2
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities in active markets, and other inputs such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

13.

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

The following table presents information about the Corporation’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010, and the valuation techniques used by the Corporation to determine those fair values.

Assets and liabilities, (in thousands) measured at fair value on a recurring basis for the periods shown:

	Quoted Prices in	Significant	Significant
	Active Markets	Observable	Unobservable
	For Identical	Inputs	Inputs
	Assets (Level 1)	(Level 2)	(Level 3)	Balance
September 30, 2011
Assets
U.S. Government and federal agencies	$—	$7,110	$—	$7,110
State and political subdivisions	—	15,854	—	15,854
Mortgage-backed securities	—	6,953	—	6,953
Total Assets	$—	$29,917	$—	$29,917
Liabilities	$—	$—	$—	$—

December 31, 2010
Assets
U.S. Government and federal agencies	$—	$9,065	$—	$9,065
State and political subdivisions	—	16,069	—	16,069
Mortgage-backed securities	—	8,709	—	8,709
Total Assets	$—	$33,843	$—	$33,843
Liabilities	$—	$—	$—	$—

Securities characterized as having Level 2 inputs generally consist of obligations of U.S. Government and federal agencies, government-sponsored organizations and obligations of state and political subdivisions.  There were no transfers in or out of Levels 1 and 2 for the period ending September 30, 2011.

The Corporation also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis.  At September 30, 2011, such assets consist primarily of impaired loans and other real estate owned.  The Corporation has established the fair values of these assets using Level 3 inputs, specifically, discounted present value of cash flow projections.

The following table presents financial assets and liabilities measured on a nonrecurring basis:

Fair Value Measurements at Reporting Date Using

	Balance at
(In thousands)	September 30,	Level 1	Level 2	Level 3
2011
Impaired loans	$4,006	$—	$—	$4,006
Real estate acquired through foreclosure	28	—	—	28

	Balance at
(In thousands)	December 31,	Level 1	Level 2	Level 3
2010
Impaired loans	$1,864	$—	$—	$1,864
Real estate acquired through foreclosure	20	—	—	20

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

The estimated fair values of financial instruments (in thousands) were as follows:

	September 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets
Cash equivalents and federal funds sold	$18,083	$18,083	$22,080	$22,080
Securities available for sale	29,917	29,917	33,843	33,843
Other investment securities	2,259	2,259	2,260	2,260
Loans, net of allowance for loan loss	220,494	212,096	227,460	225,298
Accrued interest receivable	1,416	1,416	1,288	1,288

Financial liabilities
Demand and savings deposits	$(157,250)	$(157,250)	$(151,336)	$(151,336)
Time deposits	(104,202)	(103,498)	(125,908)	(125,532)
Accrued interest payable	(150)	(150)	(192)	(192)

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

The Corporation has two stock option plans, the 1997 Stock Option Plan and the 2009 Incentive Stock Option Plan.  No additional grants may be made under the 1997 Plan.  The 2009 Plan, which is shareholder approved, permits the grant of stock options, restricted stock and certain other stock-based awards for up to 150,000 shares.  At September 30, 2011, a total of 103,300 shares remained available for issuance.  Stock-based compensation expense is based on the estimated fair value of the award at the date of grant.  The fair value of each option award is estimated on the date of grant using an option-pricing model, requiring the use of subjective assumptions.  The fair value is amortized as compensation expense on a straight-line basis over the vesting period of the grants.  Compensation expense recognized is included in personnel expense in the consolidated statements of income.

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

The following assumptions were used in estimating the fair value for options granted during the nine months ended September 30, 2011.

Dividend yield	3.32%
Risk-free interest rate	1.65%
Expected volatility	24.14%
Weighted average expected life	8 yrs
Weighted average per share fair value of options	$2.94

Activity in the stock option plans for the nine months ended September 30, 2011 was as follows:

		Weighted
	Number	Average	Number
	Of	Exercise	of Options
Stock Options	Options	Price	Exercisable
Outstanding options at December 31, 2010	31,330	$13.47	7,167
Granted	9,800	17.40
Exercised	(800)	12.30
Forfeited	—	—
Expired	—	—
Outstanding options at September 30, 2011	40,330	$14.45	17,105

16.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of outstanding and exercisable stock options as of September 30, 2011:

	Number	Weighted Average	Number
	Of Shares	Remaining	of Shares
Exercise Price	Outstanding	Contractual Life	Exercisable
$22.75	1,130	1.26 years	1,130
$26.75	1,000	4.26 years	1,000
$12.30	17,300	7.87 years	11,274
$13.25	11,100	8.88 years	3,701
$17.40	9,800	9.87 years	—
Total	40,330	8.36 years	17,105

Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock option.  At September 30, 2011, the aggregate intrinsic value of stock options outstanding and exercisable was $155,000 and $86,000, respectively, compared to an aggregate intrinsic value of $54,000 and $13,000 at December 31, 2010.

For the nine-month period ended September 30, 2011 and 2010, the Corporation recognized compensation expense of $17,000 and $11,000, respectively, for the vesting of stock options.  At September 30, 2011, the Corporation had $52,000 of unrecognized compensation expense related to stock options that is expected to be recognized over a remaining weighted average period of 25.9 months.

The following table summarizes information about the Corporation’s nonvested stock option activity for the nine months ended September 30, 2011.

	Number	Weighted
	Of	Average
Nonvested Options	Options	Price
Nonvested options at December 31, 2010	24,163	$13.33
Granted	9,800	17.40
Vested	(10,738)	13.97
Forfeited	—	0.00
Nonvested options at September 30, 2011	23,225	$14.75

The fair value of restricted stock is equal to the fair market value of the Corporation’s common stock on the date of grant.  Restricted stock awards are recorded as deferred compensation, a component of shareholders’ equity, and amortized to compensation expense over a three year vesting period.  In 2011, the Corporation granted 1,550 and 2,200 shares of restricted stock awards to executive officers and directors, respectively, with a grant date fair value of $17.40 per share for a total of $65,250.  During the nine months ended September 30, 2011 and 2010, the Corporation recorded compensation expense for restricted stock awards of approximately $16,000 and $8,000, respectively.  At September 30, 2011, the Corporation had $85,000 of unrecognized compensation expense, related to outstanding restricted stock awards totaling 7,700, that is expected to be recognized over a remaining weighted average period of 29.8 months.

17.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following review presents management’s discussion and analysis of the consolidated financial condition of Commercial Bancshares, Inc. and its wholly owned subsidiaries, Commercial Savings Bank and Commercial and Financial Insurance Agency, LTD at September 30, 2011, compared to December 31, 2010, and the consolidated results of operations for the three and nine-month periods ended September 30, 2011 compared to the same periods in 2010. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements and related footnotes.

The Corporation’s net earnings, after taxes, for the nine months ended September 30, 2011, increased 21.82% to $2,038,000 when compared to $1,673,000 for the nine months ended September 30, 2010.   The increase in earnings was driven principally by a decline in cost of funds, down 55 basis points to 0.96% for the nine-month period ended September 30, 2011, from 1.51% for the same period last year.  The decline in cost of funds was largely due to lowering the offering rates on new and maturing time deposits and other interest-bearing deposit accounts in response to the current rate environment.  Diluted earnings per common share increased to $1.75 per share for the nine months ended September 30, 2011 from $1.47 per share for the nine months ended September 30, 2010.

The Corporation’s return on average equity and return on average assets for the nine months ended September 30, 2011 was 10.67% and 0.92%, respectively, compared to 9.52% and 0.75% in 2010.  The Corporation’s efficiency ratio, on a fully taxable equivalent basis, was 67.00% for the nine months ended September 30, 2011, a slight improvement from 68.93% for the nine months ended September 30, 2010.  The efficiency ratio measures the amount of expense incurred to generate a dollar of revenue and is calculated by dividing noninterest expense by the sum of taxable equivalent net interest income before provision and other noninterest income, excluding net gains (losses) on sales of investment securities and net gains (losses) on sales of fixed assets.

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

18.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Total assets decreased $14,822,000 or 4.87% to $289,581,000 at September 30, 2011, from $304,403,000 at December 31, 2010, largely due to a decline in net loans of $6,966,000, a decline in cash equivalents and federal funds sold of $3,997,000 and a decline in investment securities of $3,927,000.  Total deposits decreased $15,792,000 or 5.70%, to $261,452,000 at September 30, 2011 from $277,244,000 at year-end 2010, primarily due to decreases in small and large certificates of deposit accounts of $20,548,000, partially offset by increases in savings and money market balances.  During 2011, higher cost certificates of deposit were allowed to run off as total assets declined.

Securities available for sale are carried at fair value, with unrealized gains or losses based on the difference between amortized cost and fair value, reported net of deferred tax, as accumulated other comprehensive income (loss), a separate component of shareholders’ equity.  Declines in the fair value of individual available for sale securities below their cost that are other-than-temporary, result in write downs of the individual securities to their fair values.  Investment securities decreased $3,927,000 or 10.88% to $32,176,000 at September 30, 2011 from $36,103,000 at year-end 2010, largely due to the call of $4,000,000 in U.S. government-sponsored agencies during the third quarter.

Loans are reported at their outstanding principal balances less unearned income, the allowance for loan losses and any deferred fees or costs on originated loans.  Total loans receivable, before allowance for loan losses, decreased $6,464,000 or 2.80% to $224,194,000 at September 30, 2011 from $230,658,000 at December 31, 2010, predominantly in the commercial and agricultural loan portfolio, down $6,685,000 or 3.88% from year-end 2010.  The decline in commercial and agricultural loans is driven by loan demand being outpaced by maturities and repayments.

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

The allowance for loan losses totaled $3,700,000 at September 30, 2011, an increase of $502,000 or 15.70% from $3,198,000 at December 31, 2010.  The ratio of annualized net charge-offs to average outstanding loans was 0.15% at September 30, 2011, compared to 0.41% at year-end 2010.  The ratio of the allowance for loan losses to total loans was 1.65% at September 30, 2011, compared to 1.39% at year-end 2010.  The Corporation provided $754,000 to the allowance for loan losses during the nine months ended September 30, 2011 to maintain the balance at an adequate level following net charge-offs of $252,000.

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

Loans are placed on nonaccrual status when management believes the collection of interest is doubtful, or when accruals are continued on loans deemed by management to be fully collateralized and in the process of being collected.  There were no loans 90 days delinquent and accruing interest at September 30, 2011 and December 31, 2010.  In such cases, the loans are individually evaluated in order to determine whether to continue income recognition after 90 days beyond the due dates.  When loans are charged off, any accrued interest recorded in the current fiscal year is charged against interest income.  The remaining balance is treated as a loan charged off.  Nonaccrual loans decreased $142,000 or 7.34% to $1,792,000 at September 30, 2011, from $1,934,000 at December 31, 2010.

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

The allowance for loan losses, specifically related to impaired loans at September 30, 2011 and December 31, 2010 was $435,000 and $156,000, respectively, related to loans with principal balances of $3,457,000 and $980,000.  The recorded investment of impaired loans with no specific allowance was $549,000 at September 30, 2011, compared to $884,000 at December 31, 2010.  Management has taken what it believes to be an aggressive stance on identifying problems with credits by identifying them as impaired early in its evaluation process.  In addition, management has evaluated these credits and their ultimate collectability using both internal and external portfolio loan reviews, and believes any potential losses which may be incurred on these credits in the future are incorporated into its analysis of the adequacy of the Bank’s existing allowance for loan losses.  Of the total impaired loans, four credits, totaling $2,957,000 are still performing but have either begun or are still exhibiting signs of financial difficulties.

A restructuring of a debt constitutes a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider.  That concession is either imposed by court order, law, or stems from an agreement between the creditor and the borrower.  Included in loans individually evaluated for impairment as of September 30, 2011 are loans with a recorded investment of $2,555,000 of which the Corporation has allocated reserves of $344,000.  There are no commitments to lend additional amounts to borrowers with loans that are classified as troubled debt restructurings at September 30, 2011.

The Corporation’s financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on the loan portfolio, unless a loan is placed on nonaccrual status.  Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected.  If all loans on nonaccrual status had been performing in accordance with their original terms, the Corporation would have recorded interest income, with respect to such loans, of approximately $97,000 for the nine months ended September 30, 2011 compared to actual payments recorded as interest income, with respect to such loans, of $28,000.

Accrued interest receivable increased $128,000 or 9.94% to $1,416,000 at September 30, 2011 from $1,288,000 at December 31, 2010 largely due to the semi-annual interest payments of tax-exempt securities rebuilding their balances to pay out in December, 2011.  Other assets totaled $9,924,000 at September 30, 2011, an increase of $89,000 from $9,835,000 at December 31, 2010, primarily due to an increase of $209,000 in the cash surrender value of company-owned life insurance, partially offset by decreases in repossessed assets, prepaid expenses and other assets.

OREO and other repossessed assets are carried at the lower of cost or estimated fair market value less estimated expenses to be incurred to sell the property.  OREO represents properties acquired by the Corporation through customer loan defaults.  At September 30, 2011, the Corporation held one property in OREO with a carrying value of $28,000 compared to two properties held in OREO at December 31, 2010 with a carrying value of $20,000.  Other repossessed assets totaled $54,000 at September 30, 2011 compared to $92,000 at December 31, 2010.

Total deposits decreased $15,792,000 or 5.70%, to $261,452,000 at September 30, 2011 from $277,244,000 at December 31, 2010, predominantly in small and large certificate of deposit balances, down $8,520,000 and $12,028,000, respectively, offset with increases in savings and money market balances.  The decline in deposits was primarily driven by ongoing downward pricing adjustments reflecting customer reluctance to extend CD maturities given the current low rate environment.

21.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Shareholders’ equity increased $2,085,000 or 8.55% to $26,474,000 at September 30, 2011 from $24,389,000 at December 31, 2010, representing 9.14% and 8.01% of total assets for each period, respectively.  The Corporation’s net income of $2,038,000 for the nine months of 2011 and a $343,000 increase in net unrealized gains on available for sale securities, net of income taxes, were the primary factors contributing to the increase.  During the nine months of 2011, the Corporation returned 20.43% of earnings through dividends of $416,000 at $0.36 per share.

RESULTS OF OPERATIONS

Net income, after taxes for the three months ended September 30, 2011 increased $196,000 or 32.78% to $794,000 when compared to $598,000 for the same period in 2010.  Diluted earnings per share increased to $0.68 per share for the three months ended September 30, 2011 from $0.53 per share for the same period in 2010.  Net income, after taxes, for the nine months ended September 30, 2011 increased $365,000 or 21.82% to $2,038,000 when compared to $1,673,000 for the nine months ended September 30, 2010.  Diluted earnings per share increased to $1.75 per share for the nine months ended September 30, 2011 from $1.47 per share for the same period in 2010.  The following discussion details the contributing factors influencing these operating results.

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

Net interest income for the three and nine months ended September 30, 2011 was $3,397,000 and $9,853,000, respectively, an increase of $217,000 or 6.82% and $561,000 or 6.04% over the comparable periods a year ago.   The increase in net interest income was largely driven by the rate payable on interest-bearing liabilities declining more rapidly than the yield on interest-earning assets.  With approximately 73% of the loan portfolio in floating rate instruments at September 30, 2011, the effects of low market rates continue to impact loan yields.  The Corporation has successfully sought to mitigate the low-interest rate environment with loan floors included in new and renewed loans over the past several years.  The Corporation’s cost of funds continued to decline during 2011, positively impacting net interest margin.

Interest and fee income was $3,912,000 during the third quarter of 2011, a decrease of $147,000 or 3.62% compared to $4,059,000 during the third quarter of 2010.  Average net loans, comprising 83.26% and 79.75% of average earning assets in the third quarter of 2011 and 2010, respectively, increased $103,000 or 0.05%, while the average tax-equivalent yield earned decreased 13 basis points.  The decline in interest income was largely due to the downward repricing of variable rate loans.  Average federal funds sold, comprising 3.42% and 6.49% of average earning assets in the third quarter of 2011 and 2010, respectively, decreased $8,962,000 or 49.58%, while the average yield earned decreased 3 basis points.  Average investment securities, comprising 13.32% and 13.76% of average earning assets, in the third quarter of 2011 and 2010, respectively, decreased $2,762,000 or 7.21%, while the average tax-equivalent yield earned decreased 42 basis points.

Interest and fee income for the nine months ended September 30, 2011 was $11,553,000, a decrease of $529,000 or 4.38% compared to $12,082,000 for the nine months ended September 30, 2010.  Average net loans, comprising 81.15% and 80.06% of average earning assets for the nine months ended September 30, 2011 and 2010, respectively, increased $1,506,000 or 0.68%, while the average tax-equivalent yield earned decreased 27 basis points, resulting from the downward re-pricing of variable rate loans and new loans originated at lower market rates as well as maturities and repayments of loans with higher rates.  Average investment securities, comprising 13.39% and 13.57% of average earning assets for the nine months ended September 30, 2011 and 2010, respectively, decreased $739,000 or 1.98%, while the average tax-equivalent yield earned decreased 50 basis points.

22.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE  1   YIELD ANALYSIS

The following table illustrates the Corporation’s yields, on a fully taxable equivalent basis, on earning assets and the cost of funds for the three-month period ended September 30, 2011 and 2010.

	Three Months Ended September 30,
	2011			2010
	Average		Average	Average		Average
(Amounts in thousands)	Balance	Interest	yield/rate	balance	Interest	yield/rate
Federal funds sold	$9,115	$4	0.17%	$18,077	$9	0.20%
Investment securities:
Taxable securities (1)	19,828	127	2.54	20,205	157	3.08
Tax-exempt securities (1)	15,714	228	5.76	18,099	266	5.83
Loans (2) (3) (4)	222,087	3,553	6.35	221,984	3,627	6.48
Earning assets	266,744	3,912	5.82%	278,365	4,059	5.79%
Other assets	24,064			24,172
Total assets	$290,808			$302,537

Interest-bearing demand deposits	$104,710	31	0.12%	$101,434	81	0.32%
Savings deposits	18,338	4	0.09	15,922	9	0.22
Time deposits	107,004	480	1.78	131,659	789	2.38
Borrowed funds	2	—	—	—	—	—
Interest-bearing liabilities	$230,054	515	0.89%	$249,015	879	1.40%
Noninterest-bearing demand deposits	32,762			26,986
Other liabilities	1,731			2,536
Shareholders’ equity	26,261			24,000
Total liabilities and shareholders’ equity	$290,808			$302,537

Net interest income		$3,397			$3,180

Interest rate spread			4.93%			4.39%
Net interest margin (5)			5.05%			4.53%

(1)
Average yields on all securities have been computed based on amortized cost.  Income on tax-exempt securities has been computed on a taxable-equivalent basis using a 34% tax rate and a 20% disallowance of interest expense deductibility under TEFRA rules.  The amount of such adjustment was $78,000 and $90,000 for the three months ended September 30, 2011 and 2010, respectively.

(2)
Average balance is net of deferred loan fees of $183,000 and $52,000 for the three months ended September 30, 2011 and 2010, respectively.  Unearned income was fully amortized at September 30, 2011 compared to a remaining balance of $34,000 at September 30, 2010.

(3)
Interest income includes loan fees of $135,000 and $136,000 for the three-month period ended September 30, 2011 and 2010, respectively, as well as $50,000 and $42,000 of deferred dealer reserve expense for the same years.

(4)	Average loan balances include nonaccruing loans.

(5)	Net interest income as a percentage of average interest-earning assets.

23.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE  2   YIELD ANALYSIS

The following table illustrates the Corporation’s yields, on a fully taxable equivalent basis, on earning assets and the cost of funds for the nine-month period ended September 30, 2011 and 2010.

	Nine Months Ended September 30,
	2011			2010
	Average		Average	Average		Average
(Amounts in thousands)	balance	Interest	yield/rate	balance	Interest	yield/rate
Federal funds sold	$14,887	$22	0.20%	$17,500	$27	0.21%
Investment securities:
Taxable securities (1)	20,702	411	2.65	19,127	476	3.33
Tax-exempt securities (1)	15,836	699	5.90	18,150	795	5.86
Loans (2) (3) (4)	221,455	10,421	6.29	219,949	10,784	6.56
Earning assets	272,880	11,553	5.66%	274,726	12,082	5.88%
Other assets	24,003			24,511
Total assets	$296,883			$299,237

Interest-bearing demand deposits	$105,227	102	0.13%	$99,803	318	0.43%
Savings deposits	17,857	15	0.11	15,623	31	0.27
Time deposits	113,992	1,583	1.86	127,992	2,370	2.48
Borrowed funds	1	—	—	2,802	71	3.39
Interest-bearing liabilities	$237,077	1,700	0.96%	$246,220	2,790	1.51%
Noninterest-bearing demand deposits	32,187			27,291
Other liabilities	2,079			2,239
Shareholders’ equity	25,540			23,487
Total liabilities and shareholders’ equity	$296,883			$299,237

Net interest income		$9,853			$9,292

Interest rate spread			4.70%			4.37%
Net interest margin (5)			4.83%			4.52%

(1)
Average yields on all securities have been computed based on amortized cost.  Income on tax-exempt securities has been computed on a taxable-equivalent basis using a 34% tax rate and a 20% disallowance of interest expense deductibility under TEFRA rules.  The amount of such adjustment was $239,000 and $268,000 for the nine months ended September 30, 2011 and 2010, respectively.

(2)
Average balance is net of deferred loan fees of $138,000 and $54,000 for the nine months ended September 30, 2011 and 2010, respectively, as well as $1,000 and $76,000 of unearned income for the same years.

(3)
Interest income includes loan fees of $370,000 and $376,000 for the nine-month period ended September 30, 2011 and 2010, respectively, as well as $163,000 and $133,000 of deferred dealer reserve expense for the same years.

(4)	Average loan balances include nonaccruing loans.

(5)	Net interest income as a percentage of average interest-earning assets.

Interest expense was $515,000 during the third quarter of 2011, a decrease of $364,000 or 41.41% compared to $879,000 during the third quarter of 2010.  Average interest-bearing demand deposits, comprising 45.52% and 40.73% of interest-bearing liabilities in the third quarter of 2011 and 2010, respectively, increased $3,276,000 or 3.23%, while the average rate paid decreased 20 basis points.  Average time deposits, comprising 46.51% and 52.87% of interest-bearing liabilities in the third quarter of 2011 and 2010, respectively, decreased $24,655,000 or 18.73%, while the average rate paid decreased 60 basis points.

24.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest expense for the nine months ended September 30, 2011 was $1,700,000, a decrease of $1,090,000 or 39.07% when compared to $2,790,000 for the nine months ended September 30, 2010.  Average interest-bearing demand deposits, comprising 44.39% and 40.53% of average interest-bearing liabilities for the nine months ended September 30, 2011 and 2010, respectively, increased $5,424,000 or 5.43%, while the average rate paid decreased 30 basis points.  Average time deposits, comprising 48.08% and 51.98% of interest-bearing liabilities for the nine months ended September 30, 2011 and 2010, respectively, decreased $14,000,000 or 10.94%, while the average rate paid decreased 62 basis points.

The average tax equivalent yield on interest-earning assets for the three and nine months ended September 30, 2011 was 5.82% and 5.66%, respectively, a decrease of 3 and 22 basis points from 5.79% and 5.88% for the same periods in 2010.  The average rate paid on interest-bearing liabilities for the three and nine months ended September 30, 2011 was 0.89% and 0.96%, respectively, a decrease of 51 and 55 basis points from 1.40% and 1.51% for the same periods in 2010.  Net interest margin on a taxable equivalent basis for the three and nine months ended September 30, 2011 was 5.05% and 4.83%, respectively, an increase of 52 and 31 basis points from 4.53% and 4.52% for the same periods in 2010.  The increase in net interest margin is largely due to the continued reduction in deposit rates, particularly certificates of deposit, which resulted in a shift from higher cost deposit products to lower cost core deposits.

Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed adequate by management.  In evaluating the allowance for loan losses, management considers factors that include loan growth, composition, diversification, or conversely, concentrations by industry, geography or collateral within the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors.  Provision for loan losses for the three and nine months ended September 30, 2011, totaled $229,000 and $754,000, respectively, compared to $380,000 and $905,000 for the three and nine months ended September 30, 2010.   The elevated levels of the allowance for loan losses as a percentage to loans in 2011 are largely due to the increase in the allocated reserve percentages assigned to certain loan types as well as the increase in classified loans which reflects, in part, the impact of the recent recession on many of the Corporation’s commercial customers, especially those in the hospitality and food service industries.

Management considers the allowance for loan losses at September 30, 2011 adequate to cover loan losses based on its assessment of various factors affecting the loan portfolio, including the level of problem loans, overall delinquencies, business conditions, estimated collateral values and loss experience.  A further decline in local and national economic conditions, or other factors, could result in a material increase in the allowance for loan losses which could adversely affect the Corporation’s financial condition and results of operations.  Further information relating to factors affecting the allowance for loan losses is discussed under Financial Condition.  Noninterest income consists primarily of fees and commissions earned on services that are provided to the Corporation’s banking customers and, to a lesser extent, gains on sales of OREO and other repossessed assets and other miscellaneous income.  Noninterest income for the three and nine months ended September 30, 2011 was $517,000 and $1,556,000, respectively, a decrease of $18,000 for the third quarter and an increase of $42,000 for the year when compared to $535,000 and $1,514,000 for the three and nine months ended September 30, 2010.  Customer service fees and overdraft charges for the three and nine months ended September 30, 2011 were $399,000 and $1,152,000, respectively, a decrease of $22,000 and $122,000 when compared to $421,000 and $1,274,000 for the same periods in 2010.  The decrease in service fees for the three and nine-month period is due in part to the impact of Regulation E rules pertaining to overdraft fees.  In the third quarter of 2010, the Federal Reserve issued a revision to Regulation E which prohibited financial institutions from charging a customer fees for paying overdrafts on ATMs and one-time debit card transactions unless that customer consented, or opted in to the overdraft service for those types of transactions.  Of the transaction accounts eligible for this overdraft service, only 15.90% of the customers accepted or opted in to the program.   Offsetting the decrease in noninterest income was the reduction of losses on the disposition of OREO and other repossessed assets of $30,000 and $194,000 for the three and nine months ended September 30, 2011, respectively, when compared to the same periods in 2010.

Noninterest expense consists primarily of personnel, occupancy, equipment and other expenses.  Noninterest expense for the three and nine months ended September 30, 2011, totaled $2,510,000 and $7,645,000, respectively, an increase of $56,000 and $197,000 when compared to $2,454,000 and $7,448,000 for the same periods in 2010.

25.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Salaries and employee benefits totaled $1,409,000 and $4,143,000 for the three and nine months ended September 30, 2011, respectively, an increase of $65,000 and $203,000 when compared to $1,344,000 and $3,940,000 for the three and nine months ended September 30, 2010.  The increase in personnel expense is primarily the result of planned increases in salaries and benefits as well as an increase in hospitalization insurance.  Professional fees totaled $135,000 and $410,000 for the three and nine months ended September 30, 2011, respectively, an increase of $36,000 and $94,000 when compared to $99,000 and $316,000 for the same periods in 2010.  The increase in professional fees is primarily due to legal expenses relating to the workout of one problem loan as well as legal fees associated with the settlement and release agreement from executive compensation plan for a past executive officer.  Offsetting the increase in noninterest expense is the decrease in FDIC deposit insurance.  FDIC deposit insurance totaled $16,000 and $238,000 for the three and nine months ended September 30, 2011, respectively, a decrease of $103,000 and $160,000 when compared to $119,000 and $398,000 for the three and nine months ended September 30, 2010.  The decrease in FDIC deposit insurance is primarily due to a decline in average deposit balances as well as changes made by the FDIC in the method of calculating assessment rates under the Dodd-Frank Act.  Beginning with the third quarter payment calculation, the assessment was based on asset size instead of average deposits.  Going forward, this change reduced the monthly expense by a little more than half and resulted in a $61,000 adjustment to the FDIC insurance expensed during the third quarter to adjust the year-to-date expense to actual.

The Corporation recorded a provision for income taxes of $303,000 and $733,000 for the three and nine months ended September 30, 2011, respectively, an increase of $110,000 and $221,000 when compared to $193,000 and $512,000 for the same periods in 2010.  The increase in income tax expense was largely driven by an increase in pre-tax income offset by earning adjustments relating to tax-exempt loans, investments and company-owned life insurance.  The Corporation’s effective tax rate increased to 27.62% and 26.45% for the three and nine months ended September 30, 2011, respectively, when compared to 24.40% and 23.43% for the same periods in 2010.

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

The Corporation’s liquidity ratio at September 30, 2011 was 8.33% compared to 10.09% at year-end 2010.  Another measure of liquidity is the relationship of net loans to deposits and borrowed funds with lower ratios indicating greater liquidity.  At September 30, 2011, the ratio of net loans to deposits and borrowed funds rose to 84.33% compared to 82.04% at December 31, 2010 primarily due to declining deposit balances.  Management believes its sources of liquidity are adequate to meet the needs of the Corporation.

Net cash flows resulted in a decrease of $3,997,000 in cash equivalents and federal funds sold for the nine-month period ended September 30, 2011 compared to an increase in cash equivalents and federal funds sold of $15,617,000 for the nine-month period ended September 30, 2010.  In 2011, total cash from operating activities of $1,835,000, proceeds from maturities and repayments of securities of $8,427,000, net cash repayments received on loans of $6,162,000 and proceeds from the sale of OREO and other repossessed assets of $187,000 was used to fund security purchases of $4,149,000, pay dividends of $416,000, satisfy deposit withdrawals of $15,793,000 and fund capital purchases of $337,000.  In 2010, total cash from operating activities of $3,472,000, proceeds from maturities and repayments of securities of $3,514,000, net cash repayments received on loans of $1,981,000, proceeds from the sale of OREO and other repossessed assets of $673,000 along with an increase in deposit balances of $17,448,000 was used to fund security purchases of $6,001,000, pay down FHLB advances of $5,000,000, pay dividends of 343,000 and fund capital purchases of $222,000.

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

The Bank’s leverage and risk-based capital ratios at September 30, 2011 were 8.6% and 12.1%, respectively, compared to leverage and risk-based capital ratios of 7.6% and 11.3% at year-end 2010.  The Bank exceeded minimum regulatory requirements to be considered well capitalized for both periods.  Should it become necessary to raise capital to expand the activities of the Corporation, there are sufficient un-issued shares to effect a merger, or solicit new investors.

TABLE  3   CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Corporation has certain obligations and commitments to make future payments under contract.  The following table presents the Corporation’s contractual obligations and commitments (in thousands) at September 30, 2011:

Contractual obligations
	Payments Due by Period
		Less Than			After
	Total	One Year	1-3 Years	3-5 Years	5 Years
Time deposits and certificates of deposit	$104,202	$50,778	$41,067	$11,088	$1,269
Borrowed funds	—	—	—	—	—
Total contractual obligations	$104,202	$50,778	$41,067	$11,088	$1,269

Other commitments
	Amount of Commitment – Expiration by Period
		Less Than			After
	Total	One Year	1-3 Years	3-5 Years	5 Years
Commitments to extend commercial credit	$25,217	$12,719	$1,288	$385	$10,825
Commitments to extend consumer credit	12,000	698	3,439	2,632	5,231
Standby letters of credit	238	178	60	—	—
Total other commitments	$37,455	$13,595	$4,787	$3,017	$16,056

Other obligations and commitments include the deferred compensation plan, index plan reserve and split dollar life insurance.  The timing of payments for these plans is unknown.  See Note 1 of the 2010 Annual Report for additional details.

Items reported under “Contractual Obligations” represent standard bank financing activity under normal terms and practices.  Such funds normally rollover or are replaced by like items depending on the then-current financing needs.  Items reported under “Other Commitments” also represent standard bank activity, but for extending credit to bank customers.  Commercial credits generally represent lines of credit or approved loans with drawable funds still available under the contract terms.  On an on-going basis, approximately half of these amounts are expected to be drawn.  Consumer credits generally represent amounts drawable under revolving home equity lines or credit card programs.  Such amounts are usually deemed less likely to be drawn upon in total as consumers tend not to draw down all amounts on such lines.  Utilization rates tend to be fairly constant over time.  Standby letters of credit represent guarantees to finance specific projects whose primary source of financing comes from other sources.  In the unlikely event of the other source’s failure to provide sufficient financing, the bank would be called upon to fill the need.  The Corporation is also continually engaged in the process of approving new loans in a bidding competition with other banks.  Management and Board committees approve the terms of these potential new loans with conditions and/or counter terms made to the applicant customers.  Customers may accept the terms, make a counter proposal, or accept terms from a competitor.  These loans are not yet under contract, but offers have been tendered, and would be required to be funded if accepted.  Such agreements represent approximately $13,677,000 at September 30, 2011 for various possible maturity terms.

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

There was no change in the Corporation’s internal control over financial reporting that occurred during the Corporation’s fiscal quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

28.

COMMERCIAL BANCSHARES, INC.
FORM 10-Q
Quarter ended September 30, 2011
PART II – OTHER INFORMATION

Item 1	Legal Proceedings:
There are no matters required to be reported under this item.

Item 1A	Risk Factors:
There have been no material changes from risk factors as previously disclosed in Part 1, Item 1.A. of Commercial Bancshares, Inc.’s 10-K filed on March 29, 2011.

Item 2	Unregistered Sales of Securities and Use of Proceeds:
For the three months ended September 30, 2011, a total of 1,319 shares were issued from treasury to the Commercial Bancshares, Inc., Deferred Compensation Plan (the “Plan”) at a total cost of $36,048.

The following table reflects shares repurchased by the Corporation during the quarter ended September 30, 2011, including any shares purchased as part of a repurchase program approved by the Corporation’s Board of Directors in June 2009.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
7/01/11 - 7/31/11	-0-	n/a	-0-	23,548

8/01/11 - 8/31/11	-0-	n/a	-0-	23,548

9/01/11 - 9/30/11	-0-	n/a	-0-	23,548

Total	-0-	n/a	-0-	23,548

Item 3	Defaults upon Senior Securities:
There are no matters required to be reported under this item.

Item 4	Removed and Reserved

Item 5	Other Information:
There are no matters required to be reported under this item.

29.

COMMERCIAL BANCSHARES, INC.
FORM 10-Q
Quarter ended September 30, 2011
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

COMMERCIAL BANCSHARES, INC.
(Registrant)

Date:	November 14, 2011	/s/ Robert E. Beach
(Signature)
Robert E. Beach
President and Chief Executive Officer

Date:	November 14, 2011	/s/ Scott A. Oboy
(Signature)
Scott A. Oboy
Executive Vice President and Chief Financial Officer

31.