Form 10-K
period 2011-12-31
COMMERCIAL BANCSHARES INC \OH\
filed 2012-03-19
CIK 1009976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011. Commission File Number 000-27894

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

Based on the closing price of the registrant’s common shares as of June 30, 2011, the aggregate value of the voting common shares held by non-affiliates was $20,566,707.

At March 12, 2012, there were issued and outstanding 1,186,638 of the registrant’s Common Shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s 2011 Annual Report to Shareholders are incorporated by reference into Parts I and II of this Form 10-K. Portions of the registrant’s Proxy Statement dated April 4, 2012 for the May 17, 2012 Annual Meeting of Shareholders are incorporated by reference into Part III of the Form 10-K.

INDEX

FORM 10-K

4.

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

As with other financial institutions, the earnings of the Corporation are affected by general economic conditions and by the monetary policies of the Federal Reserve Board. Continued weakness in employment and real estate markets and the general uncertainty as to the state of the economic recovery made for a challenging year. During 2011, management increased efforts to manage non-performing assets and work with borrowers to mitigate and protect against risk of loss. Considerable time and effort was taken to understand, prepare for and implement rapidly increasing regulatory requirements with the expectation of additional rules and regulations to follow from bodies such as the Financial Accounting Standards Board (“FASB”), the Securities and Exchange Commission (the “SEC”), and newly created bodies writing new rules and regulations under the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”). Generally, the Dodd-Frank Act imposes more stringent regulatory capital requirements on financial institutions. The Act requires that the Council make recommendations to the Federal Reserve regarding the establishment of heightened prudential standards for risk-based capital, leverage, liquidity and contingent capital. Although the future impact of these mandatory and discretionary rulemakings by federal regulatory agencies cannot be accurately predicted, it will expose the banking industry to more extensive regulations and heavier compliance burdens.

5.

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

Competition in Financial Services

The Bank, Commercial Financial and Beck Title compete for business primarily in the Ohio counties of Wyandot, Hancock and Marion. The Corporation’s competitors for business come from two primary sources: large regional firms and independent community banks and thrifts. As of June 30, 2011 (the most recent date for which the FDIC provides market share information), there were approximately 19 depository institutions (excluding credit unions) competing in these markets. As of that date, the Corporation ranked 3rd in total market share, with aggregate deposits of approximately $264 million.

The Bank also competes, particularly for deposit dollars, with insurance companies, brokerage firms and investment companies. Competition with independent community banks is enhanced by creating product niches so as not to resort solely to pricing as a means to attract business.

Employees

Currently the Corporation has 80 full-time employees and 24 part-time employees.

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

6.

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

7.

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

The capital requirements described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, the regulations provide that additional capital may be required to take adequate account of, among other things, interest rate risk or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. As of December 31, 2011, the Bank exceeded its minimum regulatory capital requirements with a total risk-based capital ratio of 12.0%, a Tier 1 risk-based capital ratio of 10.8% and a Tier 1 leverage ratio of 8.9%.

In addition to the minimum regulatory capital requirements discussed above, provisions contained in the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) expressly provide for certain supervisory actions which are directly keyed to the capital levels of an insured depository institution. These “prompt corrective action” provisions impose progressively more restrictive constraints on operations, management and capital distributions of a particular institution as its regulatory capital decreases. Using Tier 1 risk-based, total risk-based, and Tier 1 leverage capital ratios as the relevant measures, FDIC insured depository institutions are grouped into one of the following five prompt corrective action capital categories: well capitalized, adequately capitalized; undercapitalized; significantly undercapitalized; and critically undercapitalized. An institution is considered well capitalized if it has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a Tier 1 leverage capital ratio of at least 5%, provided, however, such institution is not subject to a written advisement, order or capital directive to meet and maintain a specific capital level for any particular capital measure. An adequately capitalized institution must have a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4% and a Tier 1 leverage capital ratio of at least 4% (3% if the institution has achieved the highest composite rating in its most recent examination). At December 31, 2011, the Bank satisfied all requirements for inclusion in the “well capitalized” category.

8.

Dividends.

Ohio law prohibits the Bank, without the prior approval of the ODFI, from paying dividends in an amount greater than the lesser of its undivided profits or the total of its net income for that year, combined with its retained net income from the preceding two years. The payment of dividends by any financial institution or its holding company is also affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be under-capitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2011.

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

9.

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

Regulatory Reform

Overview.

Congress, the U.S. Department of the Treasury (“Treasury”), and the federal banking regulators, including the FDIC, have taken broad action since early September 2008 to address volatility in the U.S. banking system and financial markets. Beginning in late 2008, the U.S. and global financial markets experienced deterioration of the worldwide credit markets, which created significant challenges for financial institutions both in the United States and around the world. Dramatic declines in the housing market during the past year, marked by falling home prices and increasing levels of mortgage foreclosures, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. In addition, many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers, including other financial institutions, as a result of concern about the stability of the financial markets and the strength of counterparties.

In response to the financial market crisis and continuing economic uncertainty, the United States government, specifically the Treasury, the Federal Reserve Board and the FDIC working in cooperation with foreign governments and other central banks, took a variety of extraordinary measures designed to restore confidence in the financial markets and to strengthen financial institutions, including measures available under the Emergency Economic Stabilization Act of 2008 (“EESA”), as amended by the American Recovery and Reinvestment Act of 2009 (“ARRA”), which included the Troubled Asset Relief Program (“TARP”).The stated purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. As part of TARP, Treasury purchased debt or equity securities from participating financial institutions through the Treasury’s Capital Purchase Plan (“CPP”). Participants in the CPP are subject to various restrictions regarding dividends, stock repurchases, corporate governance and executive compensation. The Company elected not to participate in the program and, therefore, it is not subject to the restrictions imposed on CPP participants.

10.

EESA also temporarily increased FDIC deposit insurance on most accounts from $100,000 to $250,000. This increase became permanent at the end of 2010 under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”). Following a systemic risk determination, on October 14, 2008, the FDIC established a Temporary Liquidity Guarantee Program (“TLGP”). Under the Transaction Account Guarantee Program of the TLGP, the FDIC temporarily provides a 100% guarantee of the deposits in noninterest-bearing transaction deposit accounts in participating financial institutions. The Bank participated in this program. Consequently, all funds held in noninterest-bearing transaction accounts (demand deposit accounts), Interest on Lawyers Trust Accounts (IOLTAs), and low-interest NOW accounts (defined as NOW accounts with interest rates no higher than 0.50%) with the Bank were covered under this program. The Dodd-Frank Act extended unlimited FDIC insurance coverage on noninterest-bearing transaction accounts through December 31, 2012. Under the Dodd-Frank Act, low-interest NOW accounts are excluded from the definition of noninterest-bearing transaction accounts.

The Dodd-Frank Act is aimed, in part, at accountability and transparency in the financial system and includes numerous provisions that apply to and/or could impact the Corporation and its banking subsidiary. The Dodd-Frank Act implements changes that, among other things, affect the oversight and supervision of financial institutions, provide for a new resolution procedure for large financial companies, create a new agency responsible for implementing and enforcing compliance with consumer financial laws, introduce more stringent regulatory capital requirements, effect significant changes in the regulation of over the counter derivatives, reform the regulation of credit rating agencies, implement changes to corporate governance and executive compensation practices, incorporate requirements on proprietary trading and investing in certain funds by financial institutions (known as the "Volcker Rule"), require registration of advisers to certain private funds, and effect significant changes in the securitization market. In order to fully implement many provisions of the Dodd-Frank Act, various government agencies, in particular banking and other financial services agencies are required to promulgate regulations. Set forth below is a discussion of some of the major sections the Dodd-Frank Act and implementing regulations that have or could have a substantial impact on the Corporation and its banking subsidiary. Due to the volume of regulations required by the Dodd-Frank Act, not all proposed or final regulations that may have an impact on the Corporation or its banking subsidiary are necessarily discussed.

Consumer Issues.

The Dodd-Frank Act creates the new Consumer Financial Protection Bureau (the “CFPB”), which has the authority to implement regulations pursuant to numerous consumer protection laws and has supervisory authority, including the power to conduct examination and take enforcement actions, with respect to depository institutions with more than $10 billion in consolidated assets. The CFPB also has authority, with respect to consumer financial services to, among other things, restrict unfair, deceptive or abusive acts or practices, enforce laws that prohibit discrimination and unfair treatment and to require certain consumer disclosures.

Deposit Insurance Assessments.

All of the Bank’s deposits are insured under the Federal Deposit Insurance Act by the FDIC to the fullest extent permitted by law. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system whereby FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. The FDIC recently raised assessment rates to increase funding for the Deposit Insurance Fund (the “DIF”), which is currently underfunded.

The Dodd-Frank Act changes the deposit insurance assessment framework, primarily by basing assessments on an institution’s average total consolidated assets less average tangible equity (subject to risk-based adjustments that would further reduce the assessment base for custodial banks) rather than on the amount of an institution’s domestic deposits, which is how the assessment had previously been calculated. This change is expected to shift a greater portion of the aggregate assessments to large banks, as described in detail below. The Dodd-Frank Act also eliminates the upper limit for the reserve ratio designated by the FDIC each year, increases the minimum designated reserve ratio of the DIF from 1.15% to 1.35% of the estimated amount of total insured deposits by September 30, 2020, and eliminates the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. On December 20, 2010, the FDIC raised the minimum designated reserve ratio of DIF to 2%. The ratio is higher than the minimum reserve ratio of 1.35% as set by the Dodd-Frank Act. Under the Dodd-Frank Act, the FDIC is required to offset the effect of the higher reserve ratio on small insured depository institutions, defined as those with consolidated assets of less than $10 billion.

11.

On February 7, 2011, the FDIC approved a final rule implementing the changes in the deposit insurance assessment framework mandated by the Dodd-Frank Act. Because the new assessment base under the Dodd-Frank Act results in a larger amount than the previous assessment base, the final rule’s assessment rates are lower than the current rates, which achieves the FDIC’s goal of not significantly altering the total amount of revenue collected from the industry. In addition, the final rule adopts a “scorecard” assessment scheme for larger banks and suspends dividend payments if the DIF reserve ratio exceeds 1.5% but provides for decreasing assessment rates when the DIF reserve ratio reaches certain thresholds. The final rule also determines how the effect of the higher reserve ratio will be offset for institutions with less than $10 billion of consolidated assets.

Executive Compensation and Corporate Governance.

The Dodd-Frank Act clarifies that the SEC may, but is not required to promulgate rules that would require that a company's proxy materials include a nominee for the board of directors submitted by a shareholder. Although the SEC promulgated rules to accomplish this, these rules were invalidated by a federal appeals court decision. The SEC has said that it will not challenge the ruling, but has not ruled out the possibility that new rules could be proposed under the authority of Dodd-Frank.

The Dodd-Frank Act also adds disclosure and voting requirements for golden parachute compensation that is payable to named executive officers in connection with sale transactions. In addition, the Dodd-Frank Act requires the SEC to issue rules directing the stock exchanges to prohibit listing classes of equity securities if a company's compensation committee members are not independent. The Dodd-Frank Act also provides that a company's compensation committee may only select a compensation consultant, legal counsel or other advisor after taking into consideration factors to be identified by the SEC that affect the independence of a compensation consultant, legal counsel or other advisor.

The SEC is required under the Dodd-Frank Act to issue rules obligating companies to disclose in proxy materials for annual meetings of shareholders information that shows the relationship between executive compensation actually paid to their named executive officers and their financial performance, taking into account any change in the value of the shares of a company's stock and dividends or distributions.

The Corporation is presently a “smaller reporting company” as defined by SEC regulations and is therefore exempt presently from some of the provisions noted above regarding compensation disclosures and required voting regarding say on pay.

Statistical Disclosures

The following statistical information for 2011, 2010, and 2009, included in the Annual Report is incorporated herein by reference.

Annual
Report
Page
Return on Equity and Assets	2
Volume / Rate Analysis	5
Distribution of Assets, Liabilities and Shareholders’ Equity	6
Loan Portfolio	10-11
Summary of Loan Loss Experience	11-14
Investment Portfolio	14-15
Deposits	16

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

12.

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

Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on the Corporation’s results of operations, any substantial, unexpected or prolonged change in market interest rates could have a material adverse effect on the Corporation’s financial condition and results of operations. See the sections captioned “Results of Operations – Net Interest Income” and “Quantitative and Qualitative Disclosures about Market Risk” set forth in the Corporation’s 2011 Annual Report to Shareholders incorporated herein by reference.

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

As of December 31, 2011, approximately 75.5% of the Corporation’s loan and lease portfolio consisted of commercial, construction and commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because the Corporation’s loan portfolio contains a significant number of commercial and industrial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Corporation’s financial condition and results of operations. See the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Loans” set forth in the Corporation’s 2011 Annual Report to Shareholders and incorporated herein by reference.

13.

The Corporation’s Allowance For Loan and Lease Losses May Be Insufficient

The Corporation maintains an allowance for loan and lease losses, which is an allowance established through a provision for loan and lease losses charged to expense, that represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans and leases. The allowance, in the judgment of management, is necessary to reserve for estimated loan and lease losses and risks inherent in the loan and lease portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan and lease portfolio quality, current economic conditions, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan and lease losses inherently involves a high degree of subjectivity and requires the Corporation to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Corporation’s control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review the Corporation’s allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan and lease losses, the Corporation will need additional provisions to increase the allowance for loan and lease losses. These increases in the allowance for loan and lease losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on the Corporation’s financial condition and results of operations. See the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Allowance for Loan Losses” set forth in the Corporation’s 2011 Annual Report to Shareholders incorporated herein by reference for further discussion related to the Corporation’s process for determining the appropriate level of the allowance for loan and losses.

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

14.

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

15.

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

16.

ITEM 2 - PROPERTIES

The Corporation’s headquarters and the Bank’s main office are located at 118 South Sandusky Avenue, Upper Sandusky, Ohio, in Wyandot County. The building is used exclusively by the Corporation and the Bank.

	Location	Description
1.	Main Office	Two story building built in the early 1900’s and
	118 S. Sandusky Ave.	remodeled in 1991.
Upper Sandusky, Ohio 43351
2.	Carey Office	One story building built and opened in 1973,
	128 S. Vance Street	and remodeled in 2007.
Carey, OH 43316
3.	Harpster Office	One story building purchased in 1978.
17480 Cherokee Street
Harpster, OH 43323
4.	North Drive-In Office	One story drive in office opened in 1981.
400 N. Sandusky Avenue
Upper Sandusky, OH 43351
5.	Findlay Tiffin Avenue Office	One story building purchased in 1992. The
	1600 Tiffin Avenue	building was renovated in 1999 to add more
	Findlay, OH 45840	office space.
6.	Marion Jamesway Office	One story building constructed and opened
	279 Jamesway	in 1996.
Marion, OH 43302
7.	Findlay Lincoln Street Office	One story building purchased in 1999 and
	201 Lincoln Street	opened in 2000.
Findlay, OH 45850
8.	Operations Center	One story building constructed and opened
	245 Tarhee Trail	in 2006.
Upper Sandusky, OH 43351
9.	Marion Barks Rd West Office	One story building purchased in 2008. The
	195 Barks Rd West	building was renovated and opened in 2009.
Marion, OH 43302
10.	Arlington Office	Leased (with option to buy). Two-story building
	112 East Liberty Street	opened in 2009.
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

17.

PART II

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable

ITEM 5 – MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information set forth under the heading “Shareholder Information” on page 48 of the Annual Report is incorporated herein by reference.

Issuer Purchases of Equity Securities

The Corporation issued 1,423 shares from treasury totaling $38,905 to the Commercial Bancshares, Inc., Deferred Compensation Plan (“the Plan”). Additionally, the Corporation issued 800 shares of treasury stock totaling $21,872 under stock option plans.

The following table reflects shares repurchased by the Corporation during the fourth quarter, ended December 31, 2011, including any shares purchased as part of a repurchase program approved by the Corporation’s Board of Directors in June 2009.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs

10/01/2011 – 10/31/2011	-0-	n/a	-0-	23,548

11/01/2011 – 11/30/2011	-0-	n/a	-0-	23,548

12/01/2011 – 12/31/2011	-0-	n/a	-0-	23,548

Total	-0-	n/a	-0-	23,548

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

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth under the heading “Quantitative and Qualitative Disclosures about Market Risk” on page 19 through 21 of the Annual Report is incorporated herein by reference.

18.

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

ITEM 9A – CONTROLS AND PROCEDURES

Commercial Bancshares, Inc. carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of December 31, 2011, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2011, in timely alerting them to material information required to be in the Corporation’s (including its consolidated subsidiaries) periodic SEC filings.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Corporation. Under the supervision and with the participation of management, including principal executive and principal financial officers, an evaluation of the effectiveness of internal control over financial reporting was conducted based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, as required by paragraph (c) of §240.13a-15 of this chapter. Based on the evaluation under Internal Control – Integrated Framework, management concluded that the Corporation’s internal control over financial reporting was effective as of December 31, 2011. This annual report does not include an attestation report of the Corporation’s registered public accounting firm regarding internal control over financial accounting. Management’s report was not subject to attestation by the Corporation’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Corporation to provide only management’s report in this annual report. There was no change in the Corporation’s internal control over financial reporting that occurred during the Corporations’ fiscal quarter ending December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning Directors and Executive Officers of the Corporation appear under the captions “Board and Committee Membership,” “Committees of the Board,” “Information relating to Nominees and other Directors,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Corporation’s Definitive Proxy Statement dated April 4, 2012 for the Annual Meeting of Shareholders to be held on May 17, 2012 and is incorporated herein by reference.

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

19.

ITEM 11 – EXECUTIVE COMPENSATION

Information concerning executive compensation appears, under the captions “Executive Compensation,” “Summary Compensation Table,” “Outstanding Equity Awards at Fiscal Year End,” “Deferred Compensation Plan,” and “Employment Agreements” in the Corporation’s Definitive Proxy Statement dated April 4, 2012 for the Annual Meeting of Shareholders to be held on May 17, 2012 and is incorporated herein by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management is contained under the captions “Information Relating to Nominees and other Directors,” and “Share Ownership of Management and Directors” in the Corporation’s Definitive Proxy Statement dated April 4, 2012 for the Annual Meeting of Shareholders to be held on May 17, 2012 and is incorporated herein by reference.

The Corporation has two stock option plans, the 1997 Stock Option Plan and the 2009 Incentive Stock Option Plan. No additional grants may be made under the 1997 Stock Option Plan. The 2009 Plan, which is shareholder approved, permits the grant of stock options, restricted stock and certain other stock-based awards for up to 150,000 shares. All stock options have an exercise price that is equal to the closing market value of the Corporation’s stock on the date options are granted. During 2011, 9,800 stock options with an exercise price of $17.40 were granted to executive officers and certain key employees. The weighted average fair value of options granted was $2.94 per share. In 2010, 11,100 stock options with an exercise price of $13.25 were granted to executive officers and certain key employees. The weighted average fair value of options granted was $2.14 per share. Options will vest over three years and expire ten years from the date of grant.

Additionally, the Corporation granted 3,750 shares of restricted stock awards to executive officers and directors during 2011 compared to 1,850 shares during 2010. Restricted stock awards are recorded as deferred compensation, a component of shareholders’ equity, at fair value at the date of grant and amortized to compensation expense over the vesting period

The following table includes information as of December 31, 2011 with respect to the Stock Option Plans, under which equity securities of the Corporation are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column[a])
	(a)	(b)	(c)
Equity Compensation plans approved by security holders	40,330	$14.45	103,300

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning director independence and certain relationships and related transactions is contained under the caption “Director Independence and Related Party Transactions” in the Corporation’s Definitive Proxy Statement dated April 4, 2012 for the Annual Meeting of Shareholders to be held on May 17, 2012 and is incorporated herein by reference.

20.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services is contained under the caption “Principal Accounting Firm Fees” of the Corporation’s Definitive Proxy Statement dated April 4, 2012 for the Annual Meeting of Shareholders to be held on May 17, 2012 and is incorporated herein by reference.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following Consolidated Financial Statements and related Notes to Consolidated Financial Statements, together with the report of the Independent Registered Public Accounting Firm dated March 12, 2012 appear on pages 22 through 47 of the Commercial Bancshares, Inc., 2011 Annual Report and are incorporated herein by reference.

1.        Financial Statements

Consolidated Balance Sheets

December 31, 2011 and 2010

Consolidated Statements of Income for the Years Ended

December 31, 2011, 2010 and 2009

Consolidated Statements of Shareholders’ Equity for the Years Ended

December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows for the Years Ended

December 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements for the Years Ended

December 31, 2011, 2010 and 2009

Report of Independent Registered Public Accounting Firm

Financial statement schedules are omitted as they are not required or are not applicable or because the required information is included in the consolidated financial statements or notes thereto.

(b)	EXHIBITS

Exhibit Number	Description of Document

3.1.a	Amended Articles of Incorporation of the Corporation (incorporated by reference to Registrant’s Form 8-K dated April 27, 1995)

3.1.b	Amendment to the Corporation’s Amended Articles of Incorporation to increase the number of shares authorized for issuance to 4,000,000 common shares, no par value (incorporated by reference to Appendix I to Registrant’s Definitive Proxy Statement filed March 13, 1997)

3.2	Code of Regulations of the Corporation (incorporated by reference to Registrant’s Form 8-K dated April 27, 1995)

21.

4	Form of Certificate of Common Shares of the Corporation (incorporated by reference to Registrant’s Form 8-K dated April 27, 1995)

10.1	Commercial Bancshares, Inc. 1997 Stock Option Plan (incorporated by reference to Appendix II to our Proxy Statement, as filed with the SEC on Schedule 14A on March 13, 1997)

10.2	Commercial Bancshares, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 4.1 to our Registration Statement Form S-8, as filed with the SEC on March 17, 1999)

10.3	Executive Employment Contract with Robert E. Beach dated November 1, 2007 (incorporated by reference to Exhibit 10 to Registrant’s Form 8-K filed November 7, 2007)

10.4	Executive Employment Contract with Scott A. Oboy, dated June 8, 2005 (incorporated by reference to Exhibit 10.5 to Registrant’s Form 10-K filed March 31, 2006)

10.5	Confidential Separation Agreement and General Release with Philip W. Kinley, dated June 30, 2007 (incorporated by reference to Exhibit 10.5 to Registrant’s Form 10-K filed March 31, 2008)

10.6	Commercial Bancshares Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-K filed March 31, 2005)

10.7	Executive Employment Contract with Steven M. Strine dated March 3, 2008 (incorporated by reference to Exhibit 10 to Registrant’s Form 8-K filed March 31, 2008)

13	Annual Report to Shareholders for the Year Ended 2011

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a) Certification (CEO)

31.2	Rule 13a-14(a) Certification (CFO)

32.1	Section 1350 Certification (CEO)

32.2	Section 1350 Certification (CFO)

All of such previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-K. Such documents are available to shareholders without charge upon request from the Issuer.

22.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the under signed, thereunto duly authorized.

03/16/2012	COMMERCIAL BANCSHARES, INC.
Date
	By:	/s/ROBERT E. BEACH
Robert E. Beach, President and CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2012.

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

23

COMMERCIAL BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS
December 31, 2011 and 2010

(Dollars in thousands)

	2011	2010
ASSETS
Cash and cash equivalents	$5,435	$5,270
Federal funds sold	5,288	16,810
Cash equivalents and federal funds sold	10,723	22,080

Securities available for sale	24,852	33,843
Other investment securities	2,259	2,260
Total loans	234,873	230,658
Allowance for loan losses	(3,779)	(3,198)
Loans, net	231,094	227,460
Premises and equipment, net	7,406	7,637
Accrued interest receivable	1,275	1,288
Other assets	10,170	9,835
Total assets	$287,779	$304,403

LIABILITIES
Deposits
Noninterest-bearing demand	$38,189	$33,399
Interest-bearing demand	103,774	101,620
Savings and time deposits	86,918	97,460
Time deposits $100,000 and greater	30,247	44,765
Total deposits	259,128	277,244
Accrued interest payable	106	192
Other liabilities	1,546	2,578
Total liabilities	260,780	280,014

SHAREHOLDERS’ EQUITY
Common stock, no par value; 4,000,000 shares authorized, 1,186,638 shares issued in 2011 and 1,182,888 issued in 2010	11,621	11,440
Retained earnings	16,058	13,936
Unearned compensation	(76)	(36)
Deferred compensation plan shares; at cost, 41,606 shares in 2011 and 35,467 shares in 2010	(717)	(626)
Treasury stock; 23,913 shares in 2011 and 31,543 shares in 2010	(654)	(862)
Accumulated other comprehensive income	767	537
Total shareholders’ equity	26,999	24,389
Total liabilities and shareholders’ equity	$287,779	$304,403

See accompanying notes to consolidated financial statements.

24.

COMMERCIAL BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2011, 2010 and 2009

(Dollars in thousands, except per share data)

	2011	2010	2009
Interest income
Interest and fees on loans	$13,886	$14,375	$14,059
Interest on investment securities:
Taxable	515	620	712
Tax-exempt	612	709	749
Federal funds sold	28	41	21
Total interest income	15,041	15,745	15,541

Interest expense
Interest on deposits	2,112	3,518	4,798
Interest on borrowings	—	71	169
Total interest expense	2,112	3,589	4,967

Net interest income	12,929	12,156	10,574

Provision for loan losses	989	1,370	1,484
Net interest income after provision for loan loss	11,940	10,786	9,090

Noninterest income
Service fees and overdraft charges	1,546	1,679	1,849
Gains on security sales, net	—	—	22
Other income	665	768	595
Total noninterest income	2,211	2,447	2,466

Noninterest expenses
Salaries and employee benefits	5,701	5,293	5,046
Premises and equipment	1,281	1,220	1,444
OREO and miscellaneous loan expense	228	342	411
Professional fees	512	411	454
Data processing	198	224	256
Software maintenance	362	318	287
Advertising and promotional	233	213	197
FDIC deposit insurance	291	458	659
Franchise tax	315	285	270
Losses on repossessed asset sales, net	83	271	102
Other operating expense	1,139	1,133	1,240
Total noninterest expense	10,343	10,168	10,366

Income before income taxes	3,808	3,065	1,190
Income tax expense	1,029	742	89
Net income	$2,779	$2,323	$1,101

Basic earnings per common share	$2.40	$2.03	$0.97
Diluted earnings per common share	$2.38	$2.03	$0.97

See accompanying notes to consolidated financial statements.

25.

COMMERCIAL BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended December 31, 2011, 2010 and 2009

(Dollars in thousands)

					Accumulated
					Other	Deferred		Total
	Outstanding	Common	Retained	Unearned	Comprehensive	Compensation	Treasury	Shareholders’
	Shares	Stock	Earnings	Compensation	Income (Loss)	Plan Shares	Stock	Equity

Balance at January 1, 2009	1,136,397	$11,282	$11,836	$—	$(108)	$(542)	$(1,163)	$21,305
Comprehensive income:
Net income			1,101					1,101
Change in net unrealized gain (loss) on securities available for sale, net of tax effect		—	—	—	942	—	—	942
Total comprehensive income								2,043

Cash dividends ($0.580 per share)		—	(659)	—	—	—	—	(659)
Shares acquired: deferred compensation; 5,673 shares		75	—	—	—	(75)	—	—
Shares divested: deferred compensation; 5,097 shares		(123)	—	—	—	123	—	—
Restricted shares awarded	2,100	26	—	(26)	—	—	—	—
Stock-based compensation expense		6	—	—	—	—	—	6

Balance at December 31, 2009	1,138,497	$11,266	$12,278	$(26)	$834	$(494)	$(1,163)	$22,695

Comprehensive income:
Net income			2,323					2,323
Change in net unrealized gain (loss) on securities available for sale, net of tax effect		—	—	—	(297)	—	—	(297)
Total comprehensive income								2,026

Cash dividends ($0.420 per share)		—	(481)	—	—	—	—	(481)
Shares acquired: deferred compensation; 2,102 shares		22	—	—	—	(22)	—	—
Shares divested: deferred compensation; 335 shares		(7)	—	—	—	7	—	—
Restricted shares awarded	1,850	24	—	(24)	—	—	—	—
Stock-based compensation expense		18	—	14	—	—	—	32
Issuance of treasury stock for deferred compensation plan	10,998	117	(184)	—	—	(117)	301	117

Balance at December 31, 2010	1,151,345	$11,440	$13,936	$(36)	$537	$(626)	$(862)	$24,389

See accompanying notes to consolidated financial statements.

26.

COMMERCIAL BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended December 31, 2011, 2010 and 2009

(Dollars in thousands)

					Accumulated
					Other	Deferred		Total
	Outstanding	Common	Retained	Unearned	Comprehensive	Compensation	Treasury	Shareholders’
	Shares	Stock	Earnings	Compensation	Income (Loss)	Plan Shares	Stock	Equity

Balance at January 1, 2011	1,151,345	$11,440	$13,936	$(36)	$537	$(626)	$(862)	$24,389

Comprehensive income:
Net income			2,779					2,779
Change in net unrealized gain (loss) on securities available for sale, net of tax effect		—	—	—	230	—	—	230
Total comprehensive income								3,009

Cash dividends ($0.485 per share)		—	(562)	—	—	—	—	(562)
Shares divested: deferred compensation; 691 shares		(12)	—	—	—	12	—	—
Restricted shares awarded	3,750	65	—	(65)	—	—	—	—
Stock-based compensation expense		25	—	25	—	—	—	50
Issuance of treasury stock under stock option plans	800	—	(12)	—	—	—	22	10
Issuance of treasury stock for deferred compensation plan	6,830	103	(83)	—	—	(103)	186	103

Balance at December 31, 2011	1,162,725	$11,621	$16,058	$(76)	$767	$(717)	$(654)	$26,999

See accompanying notes to consolidated financial statements.

27.

COMMERCIAL BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2011, 2010 and 2009

(Dollars in thousands)

	2011	2010	2009
Cash flows from operating activities
Net income	$2,779	$2,323	$1,101
Adjustments to reconcile net income to net cash from operating activities
Depreciation	649	645	862
Provision for loan losses	989	1,370	1,484
Deferred income taxes	33	107	(84)
Loss on sale of repossessed assets, net	83	271	102
Gain on sale of securities	—	—	(22)
Net amortization on securities	218	182	207
Increased cash value of Bank-owned life insurance	(279)	(282)	(277)
Stock-based compensation expense	50	32	6
Changes in:
Interest receivable	13	(141)	(112)
Interest payable	(86)	(47)	(98)
Other assets and liabilities	(1,803)	548	(1,748)
Net cash from operating activities	2,646	5,008	1,421

Cash flows from investing activities
Securities available for sale:
Purchases	(4,149)	(5,999)	(8,148)
Maturities and repayments	13,271	6,001	9,661
Sales	—	—	593
Purchases of other investment securities	—	(2)	—
Net change in loans	(4,619)	(2,776)	(32,597)
Proceeds from sale of OREO and other repossessed assets	476	731	922
Proceeds from the disposition of premises and equipment	22	8	205
Bank premises and equipment expenditures	(439)	(308)	(1,128)
Net cash from investing activities	4,562	(2,345)	(30,492)

Cash flows from financing activities
Net change in deposits	(18,116)	12,535	33,042
Repayments of FHLB advances	—	(5,000)	—
Cash dividends paid	(562)	(481)	(659)
Issuance of treasury stock under stock option plans	10	—	—
Issuance of treasury stock for deferred compensation plan	103	117	—
Net cash from financing activities	(18,565)	7,171	32,383

Net change in cash equivalents and federal funds sold	(11,357)	9,834	3,312
Cash equivalents and federal funds sold at beginning of year	22,080	12,246	8,934

Cash equivalents and federal funds sold at end of year	$10,723	$22,080	$12,246

Supplemental disclosures:
Cash paid for interest	$2,198	$3,636	$5,065
Cash paid for income taxes	1,735	166	255
Non-cash transfer of loans to foreclosed/repossessed assets	530	454	2,286

See accompanying notes to consolidated financial statements.

28.

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Nature of Operations: Commercial Bancshares, Inc. is a financial holding corporation whose banking subsidiary, The Commercial Savings Bank, is engaged in the business of commercial and retail banking, with operations conducted through its main office and branches located in Upper Sandusky, Ohio and neighboring communities in Wyandot, Marion and Hancock counties. These market areas provide the source of substantially all of the Corporation’s deposit and loan activities. The Corporation’s primary deposit products are checking, savings and term certificate accounts, and its primary lending products are residential mortgage, commercial and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and real estate. Other financial instruments that potentially represent concentrations of credit risk include deposit accounts in other financial institutions and federal funds sold.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States inherently involves the use of estimates and assumptions that affect the amounts reported in the financial statements and the related disclosures. The most significant of these estimates relate to the determination of the allowance for loan losses, income taxes and the fair value of financial instruments. Due to potential changes in conditions, it is at least reasonably possible that change in estimates will occur in the near term and that such changes could be material to the amounts reported in the Corporation’s financial statements.

Cash and Cash Equivalents: Cash and cash equivalents include cash, interest-bearing and noninterest-bearing demand deposits with banks, and federal funds sold.

Investment Securities: Securities are classified as available for sale. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported separately in shareholders’ equity, net of tax. Interest income includes net amortization of purchase premiums and discounts. Realized gains and losses on sales are determined using the amortized cost of the specific security sold. Securities are written down to fair value when a decline in fair value is considered other-than-temporary. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Loans Receivable: Loans are reported at the principal balance outstanding, net of deferred loan fees and costs, allowance for loan losses, and charge-offs. Interest income is reported on the accrual method and includes amortization of net deferred loan fees and costs over the loan term. Interest income is not reported when full loan repayment is in doubt, typically when the loan is impaired or payments are past due over 90 days. When a loan is placed on nonaccrual status, all unpaid interest is reversed from interest income. Payments received on such loans are reported as principal reductions until qualifying for return to accrual status. Accrual is resumed when all contractually due payments are brought current and future payments are reasonably assured.

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance, increased by the provision for loan losses and decreased by charge-offs, minus recoveries. Management estimates the allowance balance required based on past loan loss experience, known and inherent risks in the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.

The allowance consists of specific and general components. The specific component relates to loans that are classified as doubtful, substandard, or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.

29.

A loan is considered impaired when management believes full collection of principal and interest under the loan terms is not probable. Often this is associated with a significant delay or shortfall in payments. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation expense is calculated using the straight-line method based on the estimated useful lives of the assets. Buildings and related components are depreciated using useful lives ranging from 5 to 39 years. Furniture, fixtures and equipment are depreciated using useful lives of 3 to 10 years. These assets are reviewed for impairment when events indicate the carrying amount may not be recoverable.

Other Real Estate: Real estate acquired through foreclosure is carried at the lower of the recorded investment in the property or its fair value less estimated costs to sell. Upon repossession, the value of the underlying loan is written down to the fair value of the real estate less estimated costs to sell by a charge to the allowance for loan losses, if necessary. Any subsequent write-downs are charged to operating expenses. Operating expenses of such properties, net of related income, and gains and losses on their disposition are included in other expense.

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

Long-Term Assets: Premises and equipment and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at discounted amounts.

Benefit Plans: Profit-sharing and 401(k) plan contributions are determined by a formula based on employee deferrals with additional contributions at the discretion of the Board of Directors.

Directors and executive officers of the Corporation are permitted to defer compensation paid for service to the Corporation under the Corporation’s Deferred Compensation Plan. Deferred compensation costs are expensed over the individual’s service period. Shares of the Corporation’s common stock that are held in trust for the benefit of deferred compensation plan participants may be available to the Corporation’s creditors in certain circumstances. Such shares acquired by the trustee are reported as a reduction to shareholders’ equity, with a corresponding increase to common stock. In addition to the Corporation’s stock, cash is also held in trust for the benefit of deferred compensation plan participants.

Stock Compensation: The Corporation recognizes expense for stock-based compensation using the fair value method of accounting. The Corporation uses an option pricing model to estimate the grant date present value of stock options granted. The fair value of the restricted stock awards is the closing market price of the Corporation’s stock on the date of grant. Compensation is then recognized over the service period, which is usually the vesting period.

Financial Instruments: Financial instruments include off-balance-sheet credit instruments, such as commitments to make loans and standby letters of credit, issued to meet customer-financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

Fair Values of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed separately. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. The fair value estimates of existing on-and-off balance sheet financial instruments does not include the value of anticipated future business or the values of assets and liabilities not considered financial instruments.

Comprehensive Income: Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income are components of comprehensive income. The only item in accumulated other comprehensive income is net unrealized gains and losses on available for sale securities, reported net of tax.

30.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are such matters that will have a material effect on the financial statements.

Earnings Per Share: Basic earnings per share (“EPS”), is calculated by dividing net income by the weighted average number of common shares outstanding. The computation of diluted EPS assumes the issuance of common shares for all dilutive potential common shares outstanding during the reporting period. The dilutive effect of stock options is considered in earnings per share calculations, if dilutive, using the treasury stock method.

Industry Segments: While the Corporation’s chief decision makers monitor the revenue streams of various products and services, operations are managed and financial performance is evaluated on a Corporation-wide basis. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable segment.

Recent Accounting Pronouncements: In June 2011, the FASB issued ASU 2011-05 “Presentation of Comprehensive Income.” This standard requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but continuous statements. This standard eliminates the option to present the components of other comprehensive income as part of the statement of equity. This standard is effective for fiscal years and interim periods with those years beginning after December 15, 2011. The implementation of this standard will only change the presentation of comprehensive income and will not have an impact on the Corporation’s financial position or results of operations. In December 2011, the FASB issued ASU 2011-12. This standard defers the requirements to present reclassification adjustments for each component of other comprehensive income in both net income and other comprehensive income on the face of the financial statements.

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

ASC Topic 310: Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. On April 5, 2011, the FASB issued a final standard to assist creditors in determining whether a modification of the terms of a receivable meets the definition of a troubled debt restructuring (TDR). The final standard, Accounting Standards Update (ASU) No. 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring,” was issued as a result of stakeholders questioning whether additional guidance or clarification was needed to assist creditors with determining whether a modification is a TDR. The final standard does not change the long-standing guidance that a restructuring of a debt constitutes a TDR “if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider.” In other words, the creditor must conclude that both the restructuring constitutes a concession, and the debtor is experiencing financial difficulties. The new guidance was effective for interim and annual periods beginning on or after June 15, 2011, and has been applied retrospectively to restructurings occurring on or after January 1, 2011. The adoption of this guidance did not have a material impact on the Corporation’s financial condition or results of operation and is presented in NOTE 6, herein.

31.

NOTE 2	INVESTMENT SECURITIES

The fair value of securities available for sale (in thousands) and the related gains and losses recognized in accumulated other comprehensive income was as follows:

		Gross	Gross
	Fair	Unrealized	Unrealized
	Value	Gains	Losses
2011
Obligations of U.S. Government and federal agencies	$4,066	$9	$—
Obligations of state and political subdivisions	14,372	798	(4)
Mortgage-backed securities	6,414	360	—
Total securities available for sale	$24,852	$1,167	$(4)

2010
Obligations of U.S. Government and federal agencies	$9,065	$54	$(21)
Obligations of state and political subdivisions	16,069	467	(96)
Mortgage-backed securities	8,709	410	—
Total securities available for sale	$33,843	$931	$(117)

Contractual maturities of securities (in thousands) at year-end 2011 were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

Fair Value
Due less than one year	$143
Due after one year through five years	6,690
Due after five years through ten years	8,658
Due after ten years	2,947
Mortgage-backed securities	6,414
Total securities available for sale	$24,852

Sales of available for sale securities (in thousands) were as follows:

	2011	2010	2009
Proceeds	$—	$—	$593
Gross gains	—	—	22
Gross losses	—	—	—

Proceeds from maturities, calls and repayments of principal were $13,271,000, $6,001,000 and $9,661,000 in 2011, 2010 and 2009, respectively. At year-end 2011 and 2010 securities with a carrying value of $18,219,000 and $27,300,000, respectively, were pledged to secure public deposits and other deposits and liabilities as required or permitted by law.

32.

The following table shows the gross unrealized losses and fair value of the Corporation’s investments with unrealized losses, aggregated by investment category and length of time the individual securities have been in continuous unrealized loss positions at December 31, 2011:

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
(Dollars in thousands)	Unrealized	Fair	Unrealized	Fair
Available for sale securities	Losses	Value	Losses	Value
U.S. Government and federal agencies	$—	$—	$—	$—
State and political subdivisions	(3)	880	(1)	310
Mortgage-backed securities	—	—	—	—
Total available for sale	$(3)	$880	$(1)	$310

The following table shows the gross unrealized losses and fair value of the Corporation’s investments with unrealized losses, aggregated by investment category and length of time the individual securities have been in continuous unrealized loss positions at December 31, 2010:

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
(Dollars in thousands)	Unrealized	Fair	Unrealized	Fair
Available for sale securities	Losses	Value	Losses	Value
U.S. Government and federal agencies	$(21)	$1,979	$—	$—
State and political subdivisions	(91)	3,198	(5)	427
Mortgage-backed securities	—	—	—	—
Total available for sale	$(112)	$5,177	$(5)	$427

Unrealized losses on securities are considered temporary and have not been recognized into income because the issuers’ bonds are of high quality and the Corporation has the intent and ability to hold the securities for the foreseeable future. The fair value of the securities is impacted by marketplace liquidity and other factors that are considered to be temporary in nature. The fair value is expected to be recovered as the bonds approach the maturity date. At December 31, 2011, 3 individual securities had been in a continuous loss position for more than 12 months with 1 security in a continuous loss position for less than 12 months. At December 31, 2010, 3 individual securities had been in a continuous loss position for more than 12 months with 21 individual securities in a continuous loss position for less than 12 months.

Other investment securities are carried at cost and consist principally of stock in the Federal Home Loan Bank of Cincinnati.

33.

NOTE 3	ALLOWANCE FOR LOAN LOSSES

Following is an analysis (in thousands) of the changes in the allowance for loan losses at December 31, 2011 and 2010.

	Commercial	Real Estate	Consumer	Total
December 31, 2011
Beginning balance – January 1, 2011	$2,307	$182	$709	$3,198
Charge-offs	(241)	—	(269)	(510)
Recoveries	15	—	87	102
Provision	768	96	125	989
Ending balance – December 31, 2011	$2,849	$278	$652	$3,779
Allowance:
Ending balance individually evaluated for impairment	$451	$—	$—	$451
Ending balance collectively evaluated for impairment	2,398	278	652	3,328
Total Allowance	$2,849	$278	$652	$3,779
Loans:
Ending balance individually evaluated for impairment	$7,400	$—	$—	$7,400
Ending balance collectively evaluated for impairment	170,002	15,456	42,015	227,473
Total Loans	$177,402	$15,456	$42,015	$234,873

December 31, 2010
Beginning balance – January 1, 2010	$1,927	$158	$659	$2,744
Charge-offs	(610)	(25)	(404)	(1,039)
Recoveries	34	—	89	123
Provision	956	49	365	1,370
Ending Balance – December 31, 2010	$2,307	$182	$709	$3,198
Allowance:
Ending balance individually evaluated for impairment	$116	$—	$40	$156
Ending balance collectively evaluated for impairment	2,191	182	669	3,042
Total Allowance	$2,307	$182	$709	$3,198
Loans:
Ending balance individually evaluated for impairment	$1,774	$—	$90	$1,864
Ending balance collectively evaluated for impairment	170,650	13,775	44,369	228,794
Total Loans	$172,424	$13,775	$44,459	$230,658

NOTE 4	CREDIT QUALITY INDICATORS

As part of its monitoring process, the Corporation utilizes a risk rating system which quantifies the risk the Corporation estimates it has assumed when entering into a loan transaction, and during the life of that loan. The system rates the strength of the borrower and the transaction and is designed to provide a program for risk management and early detection of problems. Loans are graded on a scale of 1 through 9, with a grade of 5 or below classified as “Pass” rated credits. Following is a description of the general characteristics of risk grades 6 through 9:

6 – Special Mention	The weighted overall risk associated with this credit is considered higher than normal (but still acceptable) or the loan possesses deficiencies which corrective action by the Bank would remedy, thereby reducing risk.
7 – Substandard	The weighted overall risk associated with this credit (based on each of the Bank’s creditworthiness criteria) is considered undesirable, the credit demonstrates a well-defined weakness or the Bank is inadequately protected and there exists the distinct possibility of sustaining some loss if not corrected
8 – Doubtful	Weakness makes collection or liquidation in full (based on currently existing facts) improbable.

34.

9 – Loss	This credit is of little value and not warranted as a bankable asset. Accordingly, the Bank does not carry any loans on the books that are graded 9 – loss, instead these loans are charged-off.

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

Commercial Credit Exposure

Credit risk profile by credit worthiness category

					Commercial		Commercial
	Commercial		Commercial		Real Estate		Real Estate
	Operating		Agricultural		1-4 Family		Other
Category	12/31/11	12/31/10	12/31/11	12/31/10	12/31/11	12/31/10	12/31/11	12/31/10
Pass	$25,323	$27,214	$27,650	$28,295	$33,854	$30,492	$71,921	$70,999
6	1,234	232	320	335	608	899	4,452	11,942
7	873	472	—	—	1,386	458	9,781	1,000
8	—	—	—	—	—	—	—	86
9	—	—	—	—	—	—	—	—
Total	$27,430	$27,918	$27,970	$28,630	$35,848	$31,849	$86,154	$84,027

Consumer Credit Exposure

Credit risk by credit worthiness category

	Residential		Residential
	Real Estate, Construction		Real Estate, Other
Category	12/31/11	12/31/10	12/31/11	12/31/10
Pass	$3,437	$2,514	$10,434	$10,890
6	—	—	205	154
7	73	—	1,307	217
8	—	—	—	—
9	—	—	—	—
Total	$3,510	$2,514	$11,946	$11,261

Consumer Credit Exposure

Credit risk by credit worthiness category

	Consumer		Consumer		Consumer
	Equity		Auto		Other
Category	12/31/11	12/31/10	12/31/11	12/31/10	12/31/11	12/31/10
Pass	$19,565	$20,944	$8,365	$10,460	$13,673	$12,678
6	68	246	2	43	6	8
7	185	41	46	37	105	2
8	—	—	—	—	—	—
9	—	—	—	—	—	—
Total	$19,818	$21,231	$8,413	$10,540	$13,784	$12,688

35.

NOTE 5	SUMMARY OF IMPAIRED LOANS

The following schedule summarizes impaired loans (in thousands) at December 31, 2011 and 2010, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary.

				YTD
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
December 31, 2011	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial
Operating	$149	$181	$—	$151	$9
Real estate, other	3,668	3,668	—	1,954	218
With an allowance recorded:
Commercial
Operating	177	177	94	176	9
Real estate, 1-4 family	283	283	200	307	11
Real estate, other	3,123	3,123	157	2,356	163
Total	$7,400	$7,432	$451	$4,944	$410

				YTD
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
December 31, 2010	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial
Operating	$331	$363	$—	$170	$26
Real estate, 1-4 family	53	106	—	53	—
Real estate, other	500	562	—	238	19
With an allowance recorded:
Commercial
Real estate, 1-4 family	405	452	71	112	29
Real estate, other	485	713	45	638	14
Consumer, other	90	90	40	8	—
Total	$1,864	$2,286	$156	$1,219	$88

NOTE 6	TROUBLED DEBT RESTRUCTURINGS

The following table summarizes information relative to loan modifications determined to be troubled debt restructurings during 2011.

	2011
	Number	Recorded
(Amounts in thousands)	of TDRs	Investment
Commercial operating	2	$177
Commercial real estate, 1-4 family	1	283
Commercial real estate, other	2	3,672
Total	5	$4,132

A modification of a loan constitutes a TDR when a borrower is experiencing financial difficulty and the modification constitutes a concession. The Corporation offers various types of concessions when modifying a loan. Loan terms that may be modified due to a borrower’s financial situation include, but are not limited to, a reduction in the stated interest rate, a reduction in the face amount of the debt, a reduction of the accrued interest, temporary interest-only payments, or re-aging, extensions, deferrals, renewals and rewrites. In mitigation, additional collateral, a co-borrower or a guarantor may be requested.

36.

The $4,132,000 in modified loans represents 5 credit relationships in which economic concessions were granted to borrowers to better align the terms of their loans with their current ability to pay. These actions were taken to help financially stressed borrowers maintain their homes or businesses. Of the 5 loans modified during 2011, 3 loans totaling $3,901,000 were in accruing status at year-end.

Loans modified in a TDR may already be on nonaccrual status and partial charge-offs may have in some cases been taken against the outstanding loan balance. The allowance for impaired loans that have been modified in a TDR is measured based on the estimated fair value of the collateral, less any selling costs, if the loan is collateral dependant or on the present value of expected future cash flows discounted at the loan’s effective interest rate. Management exercises significant judgment in developing these determinations.

NOTE 7	AGE ANALYSIS OF PAST DUE FINANCING RECEIVABLES

The following table presents the loan portfolio summarized (in thousands) by aging categories, at December 31, 2011 and 2010.

							Recorded
(In thousands)	30-59	60-89	>90			Total	Investment
	Days	Days	Days	Total		Financing	> 90 Days
2011	Past Due	Past Due	Past Due	Past Due	Current	Receivables	and Accruing
Commercial
Operating	$14	$93	$15	$122	$27,308	$27,430	$—
Agricultural	—	—	—	—	27,970	27,970	—
Real estate, 1-4 family	45	1	—	46	35,802	35,848	—
Real estate, other	121	—	309	430	85,724	86,154	—
Residential
Construction	—	—	—	—	3,510	3,510	—
Other	28	—	—	28	11,918	11,946	—
Consumer
Equity	27	—	—	27	19,791	19,818	—
Auto	17	—	19	36	8,377	8,413	—
Other	20	5	35	60	13,724	13,784	—
Total	$272	$99	$378	$749	$234,124	$234,873	$—

							Recorded
	30-59	60-89	>90			Total	Investment
	Days	Days	Days	Total		Financing	> 90 Days
2010	Past Due	Past Due	Past Due	Past Due	Current	Receivables	and Accruing
Commercial
Operating	$47	$—	$10	$57	$27,861	$27,918	$—
Agricultural	—	—	—	—	28,631	28,631	—
Real estate, 1-4 family	39	—	130	169	31,725	31,894	—
Real estate, other	1,156	849	440	2,445	81,536	83,981	—
Residential
Construction	—	—	—	—	2,514	2,514	—
Other	—	—	—	—	11,261	11,261	—
Consumer
Equity	18	15	11	44	21,187	21,231	—
Auto	—	—	—	—	11,557	11,557	—
Other	128	—	20	148	11,523	11,671	—
Total	$1,388	$864	$611	$2,863	$227,795	$230,658	$—

37.

NOTE 8	FINANCING RECEIVABLES ON NONACCRUAL STATUS

The following summarizes loans (in thousands) on nonaccrual status at December 31, 2011 and 2010.

	December 31, 2011	December 31, 2010
Commercial
Operating	$433	$44
Real estate, 1-4 family	384	130
Real estate, other	761	1,453
Residential real estate
Other	192	216
Consumer
Equity	12	55
Auto	30	—
Other	40	36
Total	$1,852	$1,934

NOTE 9	PREMISES AND EQUIPMENT

Year-end premises and equipment (in thousands) were as follows:

	2011	2010
Land	$1,066	$1,059
Buildings	8,592	8,629
Furniture and equipment	4,910	5,371
Construction in process	19	—
Total	14,587	15,059
Accumulated depreciation	7,181	7,422
Premises and equipment, net	$7,406	$7,637

Depreciation expense charged to operations was $649,000, $645,000, and $862,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

NOTE 10	TIME DEPOSITS

At December 31, 2011, scheduled maturities of time deposits (in thousands) were as follows:

2012	$44,974
2013	28,741
2014	10,968
2015	6,072
2016	4,128
2017 and thereafter	3,619
$98,502

NOTE 11	FHLB ADVANCES

FHLB advances are collateralized by all shares of FHLB stock owned by the Bank and by the Bank’s qualified mortgage loans. At December 31, 2011, the loans pledged for FHLB advances had a carrying value of $37,903,000. At December 31, 2011 as well as 2010, the Corporation had no borrowings with FHLB.

38.

NOTE 12	INCOME TAXES

The provision for income taxes (in thousands) consists of:

	2011	2010	2009
Current provision	$996	$635	$173
Deferred provision (benefit)	33	107	(84)
Total income tax expense (credit)	$1,029	$742	$89

Year-end deferred tax assets and liabilities (in thousands) consist of:

	2011	2010
Items giving rise to deferred tax assets
Allowance for loan losses in excess of tax reserve	$913	$715
Deferred compensation	263	318
Alternative minimum tax credit carry forward	22	153
Nonaccrual loan interest	8	17
Accrued expenses and other	15	20
Total	1,221	1,223

Items giving rise to deferred tax liabilities
Depreciation	(309)	(265)
Deferred loan fees and costs	(82)	(112)
FHLB stock dividend	(309)	(309)
Unrealized gain on securities available for sale	(395)	(277)
Prepaid expenses and other	(132)	(115)
Total	(1,227)	(1,078)
Net deferred tax asset (liability)	$(6)	$145

Income tax expense attributable to continuing operations (in thousands) is reconciled between the financial statement provision and amounts computed by applying the statutory federal income tax rate of 34% to income before income taxes as follows:

	2011	2010	2009
Tax at statutory rates	$1,295	$1,042	$405
Increase (decrease) in tax resulting from:
Tax-exempt income	(283)	(310)	(325)
Other	17	10	9
Total income tax expense	$1,029	$742	$89

The Corporation had no reportable income tax expense pertaining to security gains for 2011, compared to zero in 2010 and $7,000 in 2009.

NOTE 13	STOCK-BASED COMPENSATION

The Corporation has two stock option plans, the 1997 Stock Option Plan and the 2009 Incentive Stock Option Plan. No additional grants may be made under the 1997 Stock Option Plan. The 2009 Plan, which is shareholder approved, permits the grant of stock options, restricted stock and certain other stock-based awards for up to 150,000 shares. At December 31, 2011, a total of 103,300 shares remained available for issuance. Stock-based compensation expense is based on the estimated fair value of the award at the date of grant. The fair value of each option award is estimated on the date of grant using an option-pricing model, requiring the use of subjective assumptions. The fair value is amortized as compensation expense on a straight-line basis over the vesting period of the grants. Compensation expense related to employees is included in personnel expense while compensation expense related to directors is included in other operating expense.

39.

Assumptions are used in estimating the fair value of stock options granted. Expected stock volatility is based on several factors including the historical volatility of the Corporation’s stock, implied volatility determined from traded options and other factors. The Corporation uses historical data to estimate option exercises and employee terminations to estimate the expected life of options. The risk-free interest rate for the expected life of the options is based on the U.S. Treasury yield curve in effect on the date of grant. The expected dividend yield is based on the Corporation’s expected dividend yield over the life of the options. The following assumptions were used in estimating the fair value for options granted during 2011 and 2010.

	2011	2010
Estimated fair value	$2.94	$2.14
Dividend yield	3.32%	3.36%
Risk-free interest rate	1.65%	2.11%
Expected volatility	24.14%	22.33%
Expected life of options (in years)	8	8

Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock options. At December 31, 2011, the aggregate intrinsic value of stock options outstanding and exercisable was $165,000 and $85,000, respectively compared to an aggregate intrinsic value of $54,000 and $13,000 at December 31, 2010. For the years ended December 31, 2011, 2010 and 2009, the Corporation recorded compensation expense for the vesting of stock options of approximately $25,000, $18,000 and $6,000, respectively. At year-end 2011, the Corporation had $45,000 of unrecognized compensation expense related to stock options that is expected to be recognized over a remaining weighted average vesting period of 23.7 months.

The following table summarizes stock option activity for the years ended December 31, 2011, 2010 and 2009.

	2011		2010		2009
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at
beginning of year	31,330	$13.47	24,702	$15.58	6,602	$24.59
Granted	9,800	17.40	11,100	13.25	18,100	12.30
Exercised	(800)	12.30	—	—	—	—
Expired	—	—	(4,472)	24.55	—	—
Forfeited	—	—	—	—	—	—
Outstanding at year-end	40,330	$14.45	31,330	$13.47	24,702	$15.58
Options exercisable at year-end	17,105		7,167		5,602
Weighted average fair value of options granted during the year	$2.94		$2.14		$2.08

The following is a summary of outstanding and exercisable stock options at December 31, 2011:

	Number	Weighted Average	Number
	Of Shares	Remaining	Of Shares
Exercise Price	Outstanding	Contractual Life	Exercisable
$22.75	1,130	1.01 years	1,130
26.75	1,000	4.01 years	1,000
12.30	17,300	7.62 years	11,274
13.25	11,100	8.62 years	3,701
17.40	9,800	9.62 years	—
Total	40,330	8.11 years	17,105

40.

The following table summarizes nonvested stock option activity for the year ended December 31, 2011:

	Number	Weighted
	Of	Average
Nonvested Options	Options	Price
Nonvested options at December 31, 2010	24,163	$13.33
Granted	9,800	17.40
Vested	(10,738)	13.97
Forfeited	—	0.00
Nonvested options at December 31, 2011	23,225	$14.75

The fair value of restricted stock is equal to the fair market value of the Corporation’s common stock on the date of the grant. Restricted stock awards are recorded as deferred compensation, a component of shareholders’ equity and amortized to compensation expense over a three year vesting period. During 2011, the Corporation granted 1,550 and 2,200 shares of restricted stock awards to executive officers and directors, respectively, with a grant date fair value of $17.40 per share for a total of $65,000. For the years ended December 31, 2011, 2010 and 2009, the Corporation recorded compensation expense for restricted stock awards of approximately $25,000, $14,000 and $4,000, respectively. At year-end 2011, the Corporation had $76,000 of unrecognized compensation expense, related to outstanding restricted stock awards of 7,700, that is expected to be recognized over a remaining weighted average vesting period of 27.3 months.

NOTE 14	BENEFIT PLANS

The Corporation maintains a 401(k) plan covering substantially all employees who have attained the age of twenty-one and have completed thirty days of service with the Corporation. This is a salary deferral plan, which calls for matching contributions by the Corporation based on a percentage (50%) of each participant’s voluntary contribution (limited to a maximum of six percent (6%) of a covered employee’s annual compensation). In addition to the Corporation’s required matching contribution, a contribution to the plan may be made at the discretion of the Board of Directors. The Corporation’s matching and discretionary contributions were $94,000, $87,000 and $87,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

At December 31, 2011, the Corporation has agreements with two former executive officers to provide postretirement benefits including split dollar life insurance arrangements and deferred compensation. The Corporation’s future obligations under the agreements have been provided for through the single purchase of split dollar life insurance policies on the executives. The Corporation has a liability recorded for the present value of the future benefits of approximately $291,000 and $641,000 at December 31, 2011 and 2010, respectively. The decrease in postretirement benefits during 2011 is due to a settlement with a former executive officer. The Corporation recognized expense in connection with these benefits of $53,000, $40,000 and $34,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

The Corporation has deferred director fee arrangements with certain directors and executive officers. The amounts deferred under the arrangements are invested in the Corporation’s common stock and are maintained in a rabbi trust. The Corporation had 41,606 and 35,467 shares in the plan with a related obligation of $717,000 and $626,000 established within stockholders’ equity as of December 31, 2011 and 2010, respectively.

NOTE 15	COMMITMENTS, OFF-BALANCE-SHEET RISK AND CONTINGENCIES

Some financial instruments are used in the normal course of business to meet the financing needs of customers. These financial instruments include commitments to extend credit and standby letters of credit that involve, to varying degrees, credit and interest-rate risk in excess of the amount reported in the financial statements.

41.

Commitments to extend credit are legally binding and generally have fixed expiration dates or other termination clauses. The contractual amount represents the Corporation’s exposure to credit loss, in the event of default by the borrower. The Corporation manages this credit risk by using the same credit policies it applies to loans. Collateral is obtained to secure commitments based on management’s credit assessment of the borrower. The collateral may include inventories, receivables, equipment, income-producing commercial properties and real estate. Since many of the commitments are expected to expire without being drawn, total commitments do not necessarily represent future cash requirements.

Standby letters of credit are commitments the Corporation issues to guarantee the performance of a customer to a third party. The Corporation issues commercial letters of credit on behalf of customers to ensure payment or collection in connection with trade transactions. In the event of a customer’s non-performance, the Corporation’s credit loss exposure is the same in any extension of credit, up to the letter’s contractual amount. Management assesses the borrower’s credit to determine the necessary collateral. Since the conditions requiring the Bank to fund letters of credit may not occur, the Corporation expects its liquidity requirements to be less than the total outstanding commitments.

The following is a summary of commitments to extend credit (in thousands) at year-end:

	2011	2010
Commitments to extend commercial credit	$19,588	$11,380
Commitments to extend consumer credit	12,256	10,880
Standby letters of credit	10	308
	$31,854	$22,568

Fixed rate	$6,158	$2,774
Variable rate	25,696	19,794
	$31,854	$22,568

At year-end 2011, the fixed rate commitments had a range of rates from 4.75% to 25.00%, and a weighted average term to maturity of 41.8 months. At year-end 2010, the fixed rate commitments had a range of rates from 4.75% to 25.00%, with a weighted average term to maturity of 29.2 months.

NOTE 16	REGULATORY MATTERS

The Bank is subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators regarding components, risk weightings, and other factors, and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the Corporation’s financial statements.

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

	Capital to risk-weighted assets		Tier 1 capital
	Total	Tier 1	to average assets
Well capitalized	10%	6%	5%
Adequately capitalized	8%	4%	4%
Undercapitalized	6%	3%	3%

42.

At year-end 2011, actual capital levels and minimum required levels, (in thousands) for the Bank were as follows:

			Minimum Required		Minimum Required
			For Capital		To Be Well
	Actual		Adequacy Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$28,729	12.0%	$19,139	8.0%	$23,923	10.0%
Tier 1 capital (to risk-weighted assets)	$25,729	10.8%	$9,569	4.0%	$14,354	6.0%
Tier 1 capital (to average assets)	$25,729	8.9%	$11,558	4.0%	$14,448	5.0%

At year-end 2010, actual capital levels and minimum required levels, (in thousands) for the Bank were as follows:

			Minimum Required		Minimum Required
			For Capital		To Be Well
	Actual		Adequacy Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$26,367	11.3%	$18,752	8.0%	$23,441	10.0%
Tier 1 capital (to risk-weighted assets)	$23,434	10.0%	$9,376	4.0%	$14,064	6.0%
Tier 1 capital (to average assets)	$23,434	7.6%	$12,375	4.0%	$15,469	5.0%

Based on the most recent notifications from its regulators, the Bank has been categorized as “well-capitalized” at year-end 2011. Management is not aware of any conditions or events since its last notification that would affect the Bank’s “well-capitalized” status.

Dividend payments to the holding company by its subsidiaries are subject to regulatory review and statutory limitations and, in some instances, regulatory approval. Dividends paid by the Bank are the primary source of funds available to the Corporation for payment of dividends to shareholders and for other working capital needs. Ohio law prohibits the Bank, without the prior approval of the Ohio Division of Financial Institutions, from paying dividends in an amount greater than the lesser of its undivided profits or the total of its net income for that year, combined with its retained net income from the preceding two years. The payment of dividends by any financial institution or its holding company is also affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be under-capitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines at year-end. The amount of dividends available to the Corporation from the Bank at December 31, 2011, was approximately $9,590,000.

NOTE 17	RELATED PARTY TRANSACTIONS

Certain directors, executive officers and principal shareholders of the Corporation, including their immediate families and companies in which they are principal owners, were loan customers during 2011 and 2010. The following is a summary of the activity on these borrower relationships (in thousands):

2011
Beginning balance	$3,045
New loans and advances	380
Change in status	(205)
Payments	(117)
Ending balance	$3,103

Deposit accounts of directors and executive officers of the Corporation totaled $3,609,000 and $2,600,000 at December 31, 2011 and 2010, respectively.

43.

NOTE 18	FAIR VALUES AND MEASUREMENTS OF FINANCIAL INSTRUMENTS

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

The Corporation utilizes a third party pricing service to assist in estimating the fair value of financial instruments. The prices for these instruments are obtained through an independent pricing service or dealer market participants with whom the Corporation has historically transacted both purchases and sales of investment securities. Prices obtained from these sources include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Management reviews the data and assumptions used in pricing the securities by its third party provider to ensure the highest level of significant inputs are derived from market observable data.

Treasuries are priced through a commonly used industry standard calculating source (Bloomberg); for each holding, the price pulled is the actual market bid price at the exact time of pricing. Non-callable agencies are priced through Bloomberg. Matrixes are collected from primary dealers and used to compile an average matrix. Callable agencies are priced running an industry standard calculating source (Bloomberg) with an Option-Adjusted Spread matrix based on current new issue spreads and adjusted accordingly for premiums and discounts. Municipal securities are priced using a matrix-based method denoting quality and maturity breakdowns. Each municipal is assigned a municipal pricing code. The municipal trading desk creates a monthly municipal pricing matrix that has 51 separate market codes. Each municipal is then priced according to its coupon and the maturity/call dates producing the worst-yield. Fixed-rate and adjustable-rate mortgage-backed securities are priced individually using the Reuters pricing service.

44.

The following table presents information about the Corporation’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010 and the valuation techniques used by the Corporation to determine those fair values.

Assets and liabilities, (in thousands) measured at fair value on a recurring basis for the periods shown:

	Quoted Prices in	Significant	Significant
	Active Markets	Observable	Unobservable
	For Identical	Inputs	Inputs
December 31, 2011	Assets (Level 1)	(Level 2)	(Level 3)	Balance
Assets
U.S. Government and federal agencies	$—	$4,066	$—	$4,066
State and political subdivisions	—	14,372	—	14,372
Mortgage-backed securities	—	6,414	—	6,414
Total Assets	$—	$24,852	$—	$24,852

Liabilities	$—	$—	$—	$—

December 31, 2010
Assets
U.S. Government and federal agencies	$—	$9,065	$—	$9,065
State and political subdivisions	—	16,069	—	16,069
Mortgage-backed securities	—	8,709	—	8,709
Total Assets	$—	$33,843	$—	$33,843

Liabilities	$—	$—	$—	$—

Securities characterized as having Level 2 inputs generally consist of obligations of U.S. Government and federal agencies, government-sponsored organizations and obligations of state and political subdivisions. There were no transfers in or out of Levels 1 and 2 for the year ended December 31, 2011.

The Corporation also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis. At December 31, 2011, such assets consist primarily of impaired loans. The Corporation has estimated the fair values of these assets using Level 3 inputs, specifically, discounted present value of cash flow projections.

The following table presents financial assets and liabilities measured on a nonrecurring basis:

	Fair Value Measurements at Reporting Date Using

	Balance at
(In thousands)	December 31,	Level 1	Level 2	Level 3
2011
Impaired loans	$7,400	$—	$—	$7,400
Real estate acquired through foreclosure	—	—	—	—

2010
Impaired loans	$1,864	$—	$—	$1,864
Real estate acquired through foreclosure	20	—	—	20

45.

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

Other real estate owned ("OREO") acquired through or instead of loan foreclosure is initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. Management considers third party appraisals as well as independent fair market value assessments from realtors or persons involved in selling OREO when determining the fair value of particular properties. Accordingly, the valuations of OREO and other repossessed assets are subject to significant judgment. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Additionally, any operating costs incurred after acquisition are also expensed.

The estimated year-end fair values of financial instruments (in thousands) were as follows:

	December 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets
Cash equivalents and federal funds sold	$10,723	$10,723	$22,080	$22,080
Securities available for sale	24,852	24,852	33,843	33,843
Other investment securities	2,259	2,259	2,260	2,260
Loans, net of allowance for loan loss	231,094	224,230	227,460	225,298
Accrued interest receivable	1,275	1,275	1,288	1,288

Financial liabilities
Demand and savings deposits	$(160,626)	$(160,626)	$(151,336)	$(151,336)
Time deposits	(98,502)	(97,712)	(125,908)	(125,532)
Accrued interest payable	(106)	(106)	(192)	(192)

The following section describes the valuation methodologies used by management to measure financial assets and liabilities at fair value. Where appropriate, the description includes information about the valuation models and key inputs to those models.

•	Cash equivalents and federal funds sold - The carrying value of cash, amounts due from banks and federal funds sold assumed to approximate fair value.
•	Investment securities – Fair value is based on quoted market prices in active markets for identical assets or similar assets in active markets. If quoted market prices are not available, with the assistance of an independent pricing service, management’s fair value measurements consider observable data which may include market maker bids, quotes and pricing models. Inputs to the pricing models include recent trades, benchmark interest rates, spreads and actual and projected cash flows.
•	Loans – The loan portfolio includes adjustable and fixed-rate loans, the fair value of which is estimated using discounted cash flow analyses. To calculate discounted cash flows, the loans are aggregated into pools of similar types and expected repayment terms. The expected cash flows of loans considered historical prepayment experiences and estimated credit losses for non-performing loans and were discounted using current rates offered to borrowers of similar credit characteristics. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.
•	Accrued interest receivable – The fair value approximates the carrying value.
•	Demand and savings deposits – The fair value is equal to the amount payable on demand at the reporting date.
•	Time deposits – The fair value for fixed-rate time deposits is estimated using a discounted cash flow calculation that applies interest rates currently being offered for time deposits with similar terms and remaining maturities.
•	Accrued interest payable – The fair value approximates the carrying value.

46.

NOTE 19	OTHER COMPREHENSIVE INCOME

Other comprehensive income (loss) components and related taxes (in thousands) at December 31,

	2011	2010	2009
Unrealized holding gains and losses on securities available for sale	$349	$(449)	$1,404
Less reclassification adjustments for gains and losses later recognized in income	—	—	(22)
Net unrealized gains and losses	349	(449)	1,426
Tax effect	119	(152)	484
Other comprehensive income (loss)	$230	$(297)	$942

NOTE 20	EARNINGS PER SHARE

Weighted average shares used in determining basic and diluted earnings per share are as follows:

	2011	2010	2009
Weighted average shares outstanding during the year	1,157,477	1,142,610	1,137,214
Dilutive effect of stock options	8,128	388	—
Weighted average shares considering dilutive effect	1,165,605	1,142,998	1,137,214

Anti-dilutive stock options not considered in computing diluted earnings per share	2,130	13,230	24,702

NOTE 21	PARENT CORPORATION STATEMENTS

The following are condensed financial statements of Commercial Bancshares, Inc.

CONDENSED BALANCE SHEETS

December 31, 2011 and 2010

(Dollars in thousands)

	2011	2010
ASSETS
Cash on deposit with subsidiary	$164	$113
Investment in common stock of subsidiaries	26,530	24,009
Other assets	350	308
Total assets	$27,044	$24,430

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities	$45	$41
Shareholders’ equity	26,999	24,389
Total liabilities and shareholders’ equity	$27,044	$24,430

47.

CONDENSED STATEMENTS OF INCOME

Years ended December 31, 2011, 2010 and 2009

(Dollars in thousands)

	2011	2010	2009
INCOME
Dividends from Bank subsidiary	$562	$600	$757
Total income	562	600	757

EXPENSES
Professional fees	65	67	32
Other	97	76	82
Total expenses	162	143	114

Tax benefit	(55)	(47)	(39)
Income before equity in undistributed earnings of subsidiaries	455	504	682
Equity in undistributed earnings of subsidiaries	2,324	1,819	419

NET INCOME	$2,779	$2,323	$1,101

CONDENSED STATEMENTS OF CASH FLOWS

Years ended December 31, 2011, 2010 and 2009

(Dollars in thousands)

	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,779	$2,323	$1,101
Adjustments to reconcile net income to net cash from operating activities
Equity in undistributed earnings of subsidiaries	(2,324)	(1,819)	(419)
Stock-based compensation	50	32	6
Other	(5)	(92)	(44)
Net cash from operating activities	500	444	644

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash from investing activities	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Treasury stock issued for deferred compensation plan	103	117	—
Treasury stock issued under stock option plans	10	—	—
Cash dividends paid	(562)	(481)	(659)
Net cash from financing activities	(449)	(364)	(659)

Net change in cash	51	80	(15)
Cash at beginning of period	113	33	48
Cash at end of period	$164	$113	$33

48.

NOTE 22	QUARTERLY INFORMATION (Unaudited)

The following quarterly information (in thousands, except per share data) is provided for the three-month periods ending as follows:

2011	March 31,	June 30,	September 30,	December 31,
Total interest income	$3,714	$3,760	$3,834	$3,733
Total interest expense	628	557	515	412
Net interest income	$3,086	$3,203	$3,319	$3,321
Provision for loan losses	195	330	229	235
Net income	$617	$628	$794	$740

Basic earnings per common share	0.54	0.54	0.68	0.64
Diluted earnings per common share	0.53	0.54	0.68	0.63

2010	March 31,	June 30,	September 30,	December 31,
Total interest income	$3,915	$3,927	$3,969	$3,934
Total interest expense	969	941	879	800
Net interest income	$2,946	$2,986	$3,090	$3,134
Provision for loan losses	245	280	380	465
Net income	$517	$557	$598	$651

Basic earnings per common share	0.45	0.49	0.53	0.56
Diluted earnings per common share	0.45	0.49	0.53	0.56

49.