Form 10-Q
period 2012-03-31
COMMERCIAL BANCSHARES INC \OH\
filed 2012-05-14
CIK 1009976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2012. Commission File Number 000-27894

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

As of May 14, 2012, the latest practicable date, there were 1,165,491 outstanding of the registrant’s common stock, no par value.

COMMERCIAL BANCSHARES, INC.

2.

COMMERCIAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	(Unaudited)
	March 31,	December 31,
	2012	2011
ASSETS
Cash and cash equivalents	$5,842	$5,435
Federal funds sold	27,850	5,288
Cash equivalents and federal funds sold	33,692	10,723

Securities available for sale	21,953	24,852
Other investment securities	2,259	2,259
Total loans	230,832	234,873
Allowance for loan losses	(3,908)	(3,779)
Loans, net	226,924	231,094
Premises and equipment, net	7,287	7,406
Accrued interest receivable	1,315	1,275
Other assets	9,783	10,170

Total assets	$303,213	$287,779

LIABILITIES
Deposits
Noninterest-bearing demand	$41,384	$38,189
Interest-bearing demand	117,283	103,774
Savings and time deposits	86,132	86,918
Time deposits $100,000 and greater	29,209	30,247
Total deposits	274,008	259,128
Accrued interest payable	108	106
Other liabilities	1,470	1,546
Total liabilities	275,586	260,780

SHAREHOLDERS' EQUITY
Common stock, no par value; 4,000,000 shares authorized, 1,186,638 shares issued in 2012 and 2011	11,646	11,621
Retained earnings	16,661	16,058
Unearned compensation	(66)	(76)
Deferred compensation plan shares; at cost, 42,600 shares in 2012, and 41,606 shares in 2011	(735)	(717)
Treasury stock; 22,375 shares in 2012 and 23,913 shares in 2011	(612)	(654)
Accumulated other comprehensive income	733	767
Total shareholders' equity	27,627	26,999

Total liabilities and shareholders' equity	$303,213	$287,779

See notes to the consolidated financial statements.

3.

COMMERCIAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2012	2011
Interest income
Interest and fees on loans	$3,391	$3,400
Interest on investment securities:
Taxable	90	143
Tax-exempt	136	159
Federal funds sold	10	12
Total interest income	3,627	3,714
Interest expense
Interest on deposits	383	628
Total interest expense	383	628

Net interest income	3,244	3,086
Provision for loan losses	150	195

Net interest income after provision for loan losses	3,094	2,891

Noninterest income
Service fees and overdraft charges	361	362
Other income	181	152
Total noninterest income	542	514

Noninterest expense
Salaries and employee benefits	1,448	1,335
Premises and equipment	317	350
OREO and miscellaneous loan expense	41	47
Professional fees	118	170
Data processing	49	50
Software maintenance	97	88
Advertising and promotional	56	60
FDIC deposit insurance	54	113
Franchise tax	79	79
Losses on repossessed asset sales, net	2	26
Other operating expense	309	258
Total noninterest expense	2,570	2,576

Income before income taxes	1,066	829
Income tax expense	303	212

Net income	$763	$617

Basic earnings per common share	$0.66	$0.53
Diluted earnings per common share	$0.65	$0.53

See notes to the consolidated financial statements.

4.

COMMERCIAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(Amounts in thousands)

	Three Months Ended
	March 31,
	2012	2011

Net Income	$763	$617

Unrealized holding gain (loss) on securities:
Net gain (loss) arising during period	(52)	80
Reclassification to net income of net realized loss	—	—
Net securities gain/(loss) during the period	(52)	80
Tax effect	(18)	27
Other comprehensive income/(loss), net of tax	(34)	53
Comprehensive income, net of tax	$729	$670

See notes to the consolidated financial statements.

5.

COMMERCIAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2012	2011

Balance at beginning of period	$26,999	$24,389

Comprehensive income
Net income	763	617
Change in net unrealized gain (loss) on securities available for sale, net of reclassification and tax effects	(34)	53
Total comprehensive income	729	670

Stock-based compensation	17	8

Deferred compensation plan activity	28	32

Dividends paid ($0.125 and $0.120 per share in 2012 and 2011)	(146)	(137)

Balance at end of period	$27,627	$24,962

See notes to the consolidated financial statements.

6.

COMMERCIAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
	($ in thousands)
Cash flows from operating activities
Net income	$763	$617
Adjustments	615	(610)
Net cash from operating activities	1,378	7

Cash flows from investing activities
Securities available for sale:
Purchases	$—	$(2,119)
Maturities and repayments	2,807	916
Net change in loans	4,053	8,384
Proceeds from sale of OREO and other repossessed assets	14	126
Bank premises and equipment expenditures	(45)	(169)
Net cash from investing activities	6,829	7,138

Cash flows from financing activities
Net change in deposits	14,880	(3,611)
Cash dividends paid	(146)	(137)
Deferred compensation plan activity	28	32
Net cash used in financing activities	14,762	(3,716)

Net change in cash equivalents and federal funds sold	22,969	3,429

Cash equivalents and federal funds sold at beginning of period	10,723	22,080

Cash equivalents and federal funds sold at end of period	$33,692	$25,509

Supplemental disclosures
Cash paid for interest	$381	$640
Cash paid for income taxes	—	625
Non-cash transfer of loans to foreclosed and other repossessed assets	16	181

See notes to the consolidated financial statements.

7.

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

The condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the Corporation’s financial position at March 31, 2012, and the results of operations and changes in cash flows for the periods presented have been made.

Certain information and footnote disclosures typically included in financial statements prepared in accordance with U.S. generally accepted principles have been omitted. The Annual Report for the year ended December 31, 2011, contains consolidated financial statements and related footnote disclosures, which should be read in conjunction with the accompanying consolidated financial statements. The results of operations for the period ended March 31, 2012 are not necessarily indicative of the operating results for the full year or any future interim period.

NOTE 2   EARNINGS PER SHARE

Weighted average shares used in determining basic and diluted earnings per share for the three months ended March 31:

	2012	2011
Weighted average shares outstanding during the period	1,164,060	1,153,326
Dilutive effect of stock options	10,280	7,087
Weighted average shares considering dilutive effect	1,174,340	1,160,413

Anti-dilutive stock options not considered in computing diluted earnings per share	2,130	2,130

8.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3   ALLOWANCE FOR LOAN LOSSES

The following table details the changes in the allowance for loan losses by portfolio segment (in thousands) for the three months ended March 31, 2012 and 2011.

	Commercial	Real Estate	Consumer	Total

For the Three Months Ended March 31, 2012
Beginning balance – January 1, 2012	$2,849	$278	$652	$3,779
Charge-offs	—	—	(42)	(42)
Recoveries	3	—	18	21
Net (charge-offs) recoveries	3	—	(24)	(21)
Provision	150	—	—	150
Ending Balance – March 31, 2012	$3,002	$278	$628	$3,908

For the Three Months Ended March 31, 2011
Beginning balance – January 1, 2011	$2,307	$182	$709	$3,198
Charge-offs	(107)	—	(86)	(193)
Recoveries	6	—	36	42
Net (charge-offs) recoveries	(101)	—	(50)	(151)
Provision	179	5	11	195
Ending Balance – March 31, 2011	$2,385	$187	$670	$3,242

The following table presents an analysis of the allowance for loan losses and recorded investment in loans (in thousands) by portfolio segment as of March 31, 2012 and December 31, 2011.

	Collectively evaluated		Individually evaluated		Total
	Allowance	Recorded	Allowance	Recorded	Allowance	Recorded
	for loan	investment	for loan	investment	for loan	investment
	losses	in loans	losses	in loans	losses	in loans
March 31, 2012
Commercial	$2,461	$166,298	$541	$9,437	$3,002	$175,735
Real estate	278	14,975	—	—	278	14,975
Consumer	628	40,122	—	—	628	40,122
Total	$3,367	$221,395	$541	$9,437	$3,908	$230,832

December 31, 2011
Commercial	$2,398	$170,002	$451	$7,400	$2,849	$177,402
Real estate	278	15,456	—	—	278	15,456
Consumer	652	42,015	—	—	652	42,015
Total	$3,328	$227,473	$451	$7,400	$3,779	$234,873

NOTE 4   CREDIT QUALITY INDICATORS

As part of its monitoring process, the Corporation utilizes a risk rating system which quantifies the risk the Corporation estimates it has assumed when entering into a loan transaction and during the life of that loan. The system rates the strength of the borrower and the transaction and is designed to provide a program for risk management and early detection of problems. Loans are graded on a scale of 1 through 9, with a grade of 5 or below classified as “Pass” rated credits. Following is a description of the general characteristics of risk grades 6 through 9:

6 – Special Mention	The weighted overall risk associated with this credit is considered higher than normal (but still acceptable) or the loan possesses deficiencies which corrective action by the Bank would remedy, thereby reducing risk.

9.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following tables present the risk category of loans by class of loans based on the most recent analysis performed at March 31, 2012 and December 31, 2011.

Commercial Credit Exposure (amounts in thousands)

Credit risk profile by credit worthiness category

					Commercial		Commercial
	Commercial		Commercial		Real Estate		Real Estate
	Operating		Agricultural		1-4 Family		Other
Category	03/31/12	12/31/11	03/31/12	12/31/11	03/31/12	12/31/11	03/31/12	12/31/11
Pass	$24,815	$25,323	$26,598	$27,650	$34,722	$33,854	$72,073	$71,921
6	95	1,234	310	320	597	608	4,402	4,452
7	649	873	—	—	1,797	1,386	9,677	9,781
8	—	—	—	—	—	—	—	—
Total	$25,559	$27,430	$26,908	$27,970	$37,116	$35,848	$86,152	$86,154

Consumer Credit Exposure (amounts in thousands)

Credit risk by credit worthiness category

	Residential		Residential
	Real Estate, Construction		Real Estate, Other
Category	03/31/12	12/31/11	03/31/12	12/31/11
Pass	$2,849	$3,437	$10,586	$10,434
6	—	—	203	205
7	73	73	1,264	1,307
8	—	—	—	—
Total	$2,922	$3,510	$12,053	$11,946

Consumer Credit Exposure (amounts in thousands)

Credit risk by credit worthiness category

	Consumer - Equity		Consumer - Auto		Consumer - Other
Category	03/31/12	12/31/11	03/31/12	12/31/11	03/31/12	12/31/11
Pass	$18,823	$19,565	$7,720	$8,365	$13,185	$13,673
6	67	68	1	2	6	6
7	177	185	40	46	103	105
8	—	—	—	—	—	—
Total	$19,067	$19,818	$7,761	$8,413	$13,294	$13,784

10.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5   SUMMARY OF IMPAIRED LOANS

The following tables set forth certain information regarding the Corporation’s impaired loans (in thousands), segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of March 31, 2012 and December 31, 2011.

		Unpaid
	Recorded	Principal	Related
March 31, 2012	Investment	Balance	Allowance
With no related allowance recorded:
Commercial
Operating	$139	$139	$—
Real estate, other	3,867	3,867	—

With an allowance recorded:
Commercial
Operating	170	170	94
Real estate, 1-4 family	269	269	200
Real estate, other	4,992	4,992	247
Total	$9,437	$9,437	$541

		Unpaid
	Recorded	Principal	Related
December 31, 2011	Investment	Balance	Allowance
With no related allowance recorded:
Commercial
Operating	$149	$181	$—
Real estate, other	3,668	3,668	—

With an allowance recorded:
Commercial
Operating	177	177	94
Real estate, 1-4 family	283	283	200
Real estate, other	3,123	3,123	157
Total	$7,400	$7,432	$451

The following table presents the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans after impairment by portfolio segment and class for the three months ended March 31, 2012 and 2011.

	For the Three Months		For the Three Months
	Ended March 31, 2012		Ended March 31, 2011
	Average	Total interest	Average	Total interest
	recorded	income	recorded	income
(In thousands)	investment	recognized	investment	recognized
With no related allowance recorded:
Commercial
Operating	$139	$2	$330	$6
Real estate, other	3,879	56	463	3

With an allowance recorded:
Commercial
Operating	172	—	—	—
Real estate, 1-4 family	274	—	325	7
Real estate, other	5,011	28	1,699	21
Total	$9,475	$86	$2,817	$37

11.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6    TROUBLED DEBT RESTRUCTURINGS

The following table summarizes information relative to loan modifications (in thousands) determined to be troubled debt restructurings during 2012.

	For the Three Months
	Ended March 31, 2012
	Number	Recorded
	Of TDRs	Investment
Commercial operating	1	$15
Commercial real estate, 1-4 family	—	—
Commercial real estate, other	1	2,128
Total	2	$2,143

A modification of a loan constitutes a troubled debt restructuring when a borrower is experiencing financial difficulty and the modification constitutes a concession. The Corporation offers various types of concessions when modifying a loan. Loan terms that may be modified due to a borrower’s financial situation include, but are not limited to, a reduction in the stated interest rate, a reduction in the face amount of the debt, a reduction of the accrued interest, temporary interest-only payments, or re-aging, extensions, deferrals, renewals and rewrites. In mitigation, additional collateral, a co-borrower or a guarantor may be requested.

During the three months ended March 31, 2012, the Corporation had $2,143,000 in modified loans representing 2 credit relationships in which economic concessions were granted to borrowers to better align the terms of their loans with their current ability to pay. These actions were taken to help financially stressed borrowers maintain their homes or businesses. During 2011, the Corporation had $4,132,000 in modified loans representing 5 credit relationships with 3 of these loans, totaling $3,901,000 in accruing status at year-end. There have been no financing receivables modified as troubled debt restructurings within the previous twelve months that have subsequently defaulted during the three months ended March 31, 2012.

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

12.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7    AGE ANALYSIS OF PAST DUE FINANCING RECEIVABLES

The following table presents the loan portfolio summarized (in thousands) by aging categories at March 31, 2012 and December 31, 2011.

							Recorded
	30-59	60-89	>90			Total	Investment
	Days	Days	Days	Total		Financing	> 90 Days
March 31, 2012	Past Due	Past Due	Past Due	Past Due	Current	Receivables	and Accruing
Commercial
Operating	$17	$—	$6	$23	$25,536	$26,559	$—
Agricultural	—	—	—	—	26,908	26,908	—
Real estate, 1-4 family	—	—	—	—	37,116	37,116	—
Real estate, other	—	—	429	429	85,723	86,152	—
Residential real estate
Construction	—	—	—	—	2,922	2,922	—
Other	—	132	—	132	11,921	12,053	—
Consumer
Equity	—	—	—	—	19,067	19,067	—
Auto	15	—	7	22	7,739	7,761	—
Other	34	24	34	92	13,202	13,294	—
Total	$66	$156	$476	$698	$230,134	$230,832	$—

							Recorded
	30-59	60-89	>90			Total	Investment
	Days	Days	Days	Total		Financing	> 90 Days
December 31, 2011	Past Due	Past Due	Past Due	Past Due	Current	Receivables	and Accruing
Commercial
Operating	$14	$93	$15	$122	$27,308	$27,430	$—
Agricultural	—	—	—	—	27,970	27,970	—
Real estate, 1-4 family	45	1	—	46	35,802	35,848	—
Real estate, other	121	—	309	430	85,724	86,154	—
Residential real estate
Construction	—	—	—	—	3,510	3,510	—
Other	28	—	—	28	11,918	11,946	—
Consumer
Equity	27	—	—	27	19,791	19,818	—
Auto	17	—	19	36	8,377	8,413	—
Other	20	5	35	60	13,724	13,784	—
Total	$272	$99	$378	$749	$234,124	$234,873	$—

NOTE 8    FINANCING RECEIVABLES ON NONACCRUAL STATUS

The following table summarizes loans (in thousands) on nonaccrual status.

	March 31, 2012	December 31, 2011
Commercial
Operating	$396	$433
Real estate, 1-4 family	368	384
Real estate, other	2,877	761
Residential real estate
Other	287	192
Consumer
Equity	6	12
Auto	17	30
Other	39	40
Total	$3,990	$1,852

13.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9    FAIR VALUES AND MEASUREMENTS OF FINANCIAL INSTRUMENTS

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

The Corporation utilizes a third party pricing service to assist in estimating the fair value of financial instruments. The prices for these instruments are obtained through an independent pricing service or dealer market participants with whom the Corporation has historically transacted both purchases and sales of investment securities. Prices obtained from these sources include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayments speeds, credit information and the bond’s terms and conditions, among other things. Management reviews the data and assumptions used in pricing the securities by its third party provider to ensure the highest level of significant inputs are derived from market observable data.

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

The following table presents information about the Corporation’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, and the valuation techniques used by the Corporation to determine those fair values.

14.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and liabilities, (in thousands) measured at fair value on a recurring basis for the periods shown:

	Quoted Prices in	Significant	Significant
	Active Markets	Observable	Unobservable
	For Identical	Inputs	Inputs
March 31, 2012	Assets (Level 1)	(Level 2)	(Level 3)	Balance
Assets
U.S. Government and federal agencies	$—	$2,037	$—	$2,037
State and political subdivisions	—	13,956	—	13,956
Mortgage-backed securities	—	5,960	—	5,960
Total Assets	$—	$21,953	$—	$21,953
Liabilities	$—	$—	$—	$—

December 31, 2011
Assets
U.S. Government and federal agencies	$—	$4,066	$—	$4,066
State and political subdivisions	—	14,372	—	14,372
Mortgage-backed securities	—	6,414	—	6,414
Total Assets	$—	$24,852	$—	$24,852
Liabilities	$—	$—	$—	$—

Securities characterized as having Level 2 inputs generally consist of obligations of U.S. Government and federal agencies, government-sponsored organizations and obligations of state and political subdivisions. There were no transfers in and out of Levels 1 and 2 for the period ending March 31, 2012.

The Corporation also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis. At March 31, 2012, such assets consist primarily of impaired loans and other real estate owned. The Corporation has estimated the fair values of these assets using Level 3 inputs, specifically, discounted present value of cash flow projections.

The following table presents financial assets and liabilities measured on a nonrecurring basis:

	Fair Value Measurements at Reporting Date Using

	Balance at
(In thousands)	March 31,	Level 1	Level 2	Level 3
2012
Impaired loans	$9,437	$—	$—	$9,437
Real estate acquired through foreclosure	—	—	—	—

	Balance at
(In thousands)	December 31,	Level 1	Level 2	Level 3
2011
Impaired loans	$7,400	$—	$—	$7,400
Real estate acquired through foreclosure	—	—	—	—

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

15.

COMMERCIAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The estimated fair values of financial instruments (in thousands) were as follows:

	March 31, 2012
			Quoted Prices	Significant
			In Active	Other	Significant
			Markets for	Observable	Unobservable
	Carrying	Estimated	Identical Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash equivalents and federal funds sold	$33,692	$33,692	$33,692	$--	$--
Securities available for sale	21,953	21,953	--	21,953	--
Other investment securities	2,259	2,259	--	--	2,259
Loans, net of allowance for loan loss	226,924	221,137	--	--	221,137
Accrued interest receivable	1,315	1,315	1,315	--	--

Financial Liabilities:
Noninterest-bearing deposits	$(41,384)	$(41,384)	$(41,384)	$--	$--
Interest-bearing deposits	(137,780)	(137,780)	--	--	(137,780)
Time deposits	(94,844)	(94,820)	--	--	(94,820)
Accrued interest payable	(108)	(108)	(108)	--	--

	December 31, 2011
	Carrying	Estimated
Financial assets	Amount	Fair Value
Cash equivalents and federal funds sold	$10,723	$10,723
Securities available for sale	24,852	24,852
Other investment securities	2,259	2,259
Loans, net of allowance for loan loss	231,094	224,230
Accrued interest receivable	1,275	1,275

Financial liabilities
Demand and savings deposits	$(160,626)	$(160,626)
Time deposits	(98,502)	(97,712)
Accrued interest payable	(106)	(106)

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

16.

COMMERCIAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10   STOCK-BASED COMPENSATION

The Corporation has two stock option plans, the 1997 Stock Option Plan and the 2009 Incentive Stock Option Plan. No additional grants may be made under the 1997 Stock Option Plan. The 2009 Plan, which is shareholder approved, permits the grant of stock options, restricted stock and certain other stock-based awards for up to 150,000 shares. At March 31, 2012, a total of 103,300 shares remained available for issuance. Stock-based compensation expense is based on the estimated fair value of the award at the date of grant. The fair value of each option award is estimated on the date of grant using an option-pricing model, requiring the use of subjective assumptions. The fair value is amortized as compensation expense on a straight-line basis over the vesting period of the grants. Compensation expense related to employees is included in personnel expense while compensation expense related to directors is included in other operating expense.

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

The Corporation did not grant any stock options during the first quarter of 2012. Assumptions used in estimating the fair value for options granted during 2011 was as follows:

Dividend yield	3.32%
Risk-free interest rate	1.65%
Expected volatility	24.14%
Weighted average expected life	8 yrs
Weighted average per share fair value of options	$2.94

Activity in the stock option plan for the three months ended March 31, 2012 was as follows:

Weighted
	Number	Average	Number
	Of	Exercise	of Options
Stock Options	Options	Price	Exercisable
Outstanding options at January 1, 2012	40,330	$14.45	17,105
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding options at March 31, 2012	40,330	$14.45	17,105

The following is a summary of outstanding and exercisable stock options as of March 31, 2012.

		Weighted Average
	Number	Remaining
Exercise Price	of Shares	Contractual Life
$22.75	1,130	0.76 years
$26.75	1,000	3.76 years
$12.30	17,300	7.37 years
$13.25	11,100	8.38 years
$17.40	9,800	9.37 years
Total	40,330	7.86 years

17.

COMMERCIAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock option. At March 31, 2012, the aggregate intrinsic value of stock options outstanding and exercisable was $222,000 and $107,000, respectively compared to an aggregate intrinsic value of $165,000 and $85,000 at December 31, 2011.

For the three-month period ended March 31, 2012 and 2011, the Corporation recognized compensation expense of $7,000 and $5,000, respectively, for the vesting of stock options. At March 31, 2012, the Corporation had $37,000 of unrecognized compensation expense related to stock options that is expected to be recognized over a remaining weighted average vesting period of 21.9 months.

The following table summarizes information about the Corporation’s nonvested stock option activity for the three months ended March 31, 2012.

	Number	Weighted
	Of	Average
Nonvested Options	Options	Price
Nonvested options at January 1, 2012	23,225	$14.75
Granted	—	0.00
Vested	—	0.00
Forfeited	—	0.00
Nonvested options at March 31, 2012	23,225	$14.75

The fair value of restricted stock is equal to the fair market value of the Corporation’s common stock on the date of grant. Restricted stock awards are recorded as deferred compensation, a component of shareholders’ equity, and amortized to compensation expense over the vesting period. Compensation expense for restricted stock awards of approximately $10,000 and $4,000 was recorded during the three-month period ended March 31, 2012 and 2011, respectively. At March 31, 2012, the Corporation had $66,000 of unrecognized compensation expense related to restricted stock options that is expected to be recognized over a remaining weighted average vesting period of 24.8 months.

A summary of restricted stock award activity for the period is presented below:

Weighted
	Non-vested	Average
	Number of	Grant Date
Restricted Stock	Shares	Fair Value
Nonvested balance at January 1, 2012	7,700	$15.01
Granted	—	—
Vested	—	—
Forfeited/expired	—	—
Nonvested balance at March 31, 2012	7,700	$15.01

18.

COMMERCIAL BANCSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following review presents management’s discussion and analysis of the consolidated financial condition of Commercial Bancshares, Inc. and its wholly owned subsidiaries, Commercial Savings Bank and Commercial Financial and Insurance Agency, LTD at March 31, 2012, compared to December 31, 2011, and the consolidated results of operations for the quarter ended March 31, 2012 compared to the same period in 2011. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements and related footnotes.

The Corporation’s net earnings, after taxes, increased 23.66% to $763,000 at March 31, 2012, from $617,000 at March 31, 2011. The increase in earnings was primarily due to a decline in cost of funds, down 37 basis points to 0.67% at March 31, 2012, from 1.04% a year ago. The decline in cost of funds was largely due to lowering the offering rates on new and maturing time deposits and other interest-bearing deposit accounts in response to the prolonged low interest rate environment and high level of liquidity.

The Corporation’s return on average equity and return on average assets for the first quarter of 2012 was 11.14% and 1.03%, respectively, compared to 10.08% and 0.82% in 2011. The Corporation’s efficiency ratio, on a fully taxable equivalent basis, was 66.62% for the three months ended March 31, 2012, a slight improvement from 69.77% for the three months ended March 31, 2011. The efficiency ratio measures the amount of expense incurred to generate a dollar of revenue and is calculated by dividing noninterest expense by the sum of taxable equivalent net interest income before provision and other noninterest income, excluding net gains (losses) on sales of investment securities and net gains (losses) on sales of fixed assets. Diluted earnings per common share increased to $0.65 per share for the three months ended March 31, 2012 from $0.53 per share for the three months ended March 31, 2011.

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

Management believes there have been no changes with respect to its determinations regarding the Corporation’s critical accounting policies as disclosed in the Corporation’s annual report on Form 10-K for the fiscal year ended December 31, 2011.

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

19.

COMMERCIAL BANCSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Total assets increased $15,434,000 or 5.36% to $303,213,000 at March 31, 2012, from $287,779,000 at December 31, 2011. Interest-earning bank balances, which include the Bank’s deposits at Federal Reserve Bank and federal funds sold, increased $22,562,000.

Securities available for sale are carried at fair value, with unrealized gains or losses based on the difference between amortized cost and fair value, reported net of deferred tax, as accumulated other comprehensive income (loss), a separate component of shareholders’ equity. Declines in the fair value of individual available for sale securities below their cost that are other-than temporary result in write downs of the individual securities to their fair values. Investment securities decreased $2,899,000 or 10.69% to $24,212,000 at March 31, 2012, from $27,111,000 at year-end 2011, predominantly due to the call of $2,380,000 in U.S. government-sponsored agencies and municipal securities along with principal pay downs and prepayments of mortgage-backed securities of $427,000.

Loans are reported at their outstanding principal balances less unearned income, the allowance for loan losses and any deferred fees or costs on originated loans. Total loans receivable, before allowance for loan losses, decreased $4,041,000 or 1.72% to $230,832,000 at March 31, 2012, from $234,873,000 at December 31, 2011, predominantly in the commercial and agricultural loan portfolio, down $1,667,000 from year-end 2011. The decrease in commercial and agricultural loans was primarily due to the competitive rate environment and the continued softening in loan demand as economic recovery in commercial markets remains sluggish.

The Corporation’s loan portfolio represents its largest and highest yielding assets. It also contains the most risk of loss. This risk is largely due to changes in borrowers’ primary repayment capacity, general economic conditions and to collateral values that are subject to change over time. These risks are managed with specific underwriting guidelines, loan review procedures, third party reviews and continued personnel training. Executive management has implemented the following measures to proactively manage credit risk in the loan portfolios:

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

The allowance for loan losses is maintained to provide for losses that can reasonably be anticipated. The allowance is based on ongoing quarterly assessments of the probable losses inherent in the loan portfolio. The allowance for loan losses is increased by provisions charged to operations during the current period and reduced by loan charge-offs, net of recoveries. Loans are charged against the allowance when management believes that the collection of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb losses inherent in existing loans, based on evaluations of the probability of collection. In evaluating the probability of collection, management is required to make estimates and assumptions that affect the reported amounts of loans, allowance for loan losses and the provision for credit losses charged to operations. Actual results could differ significantly from those estimates. These evaluations take into consideration such qualitative factors as historical loss experience, delinquency and non-performing loan trends, concentrations of credit, trends in loan volume, experience and depth of management, examination and audit results, effects of any changes in lending policies, financial information, documentation exceptions and current economic conditions that may affect the borrowers’ ability to pay.

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

The allowance allocation for consumer and consumer real estate loans which includes consumer mortgages, installment, home equity, automobile and others is established for each of the categories by estimating probable losses inherent in that particular category of consumer and consumer real estate loans. The estimated loan loss allocation rate for each category is based on management’s experience, observations and comments of banking regulators, consideration of actual loss rates, industry loss rates and loss rates of various peer banking groups. Consumer and consumer real estate loans are evaluated as a group by category (i.e. retail real estate, installment, etc.) rather than on an individual loan basis because these loans are smaller and homogeneous.

The estimated loan loss allocation for all three loan portfolio segments (commercial, residential real estate and consumer) and concentrations within those portfolios is then adjusted for management’s estimate of probable losses for several “environmental” factors. The allocation for environmental factors is particularly subjective and does not lend itself to exact mathematical calculation. This amount represents estimated probable inherent credit losses which exist, but have not yet been identified, as of the balance sheet date, and are based upon monthly actual and quarterly trend assessments in delinquent and nonaccrual loans, credit concentration changes and prevailing economic conditions, changes in lending personnel experience, changes in lending policies or procedures and other influential factors. These environmental factors are considered for each of the three loan segments and the allowance allocation, as determined by the processes noted above for each component, is increased or decreased based on the incremental assessment of these various environmental factors.

The allowance for loan losses totaled $3,908,000 at March 31, 2012, an increase of $129,000 from $3,779,000 at December 31, 2011. The ratio of annualized net charge-offs to average outstanding loans was 0.03% at March 31, 2012, compared to 0.18% at year-end 2011. The ratio of the allowance for loan losses to total loans was 1.69% at March 31, 2012, compared to 1.61% at year-end 2011. The Corporation provided $150,000 to the allowance for loan losses during the three months ended March 31, 2012 to maintain the balance at an adequate level following net charge-offs of $20,000.

Before loans are charged off, they typically go through a phase of non-performing status. Various stages exist when dealing with such non-performance. The first stage is simple delinquency, where customers consistently start paying late, 30, 60, 90 days at a time. These accounts are then put on a list of loans to “watch” as they continue to under-perform according to original terms. Repeat offenders are moved to nonaccrual status when their delinquencies have been frequent or sustained enough to assume that normal payments may never be reestablished. This prevents the Corporation from recognizing income it may never collect and may create small negative spikes in earnings as any accrued interest already on the books is reversed from prior earnings estimates.

The Corporation classifies its loan portfolios using internal credit quality ratings. These ratings include pass, special mention and classified. Loans with a pass rating represent those not classified on the Corporation’s rating scale for problem credits, as minimal credit risk has been identified. Special mention loans are those that have a potential for weakness deserving management’s close attention. Classified loans are those where a well-defined weakness has been identified that may put full collection of contractual cash flows at risk. During the three-month period ended March 31, 2012, total classified loans remained relatively unchanged from year-end 2011. Management regularly reviews the updated financial position of all such loans in its portfolio and any deterioration in such position can result in a credit being downgraded.

Loans are placed on nonaccrual status when management believes the collection of interest is doubtful, or when loans are past due as to principal and interest 90 days or more, except in certain circumstances when interest accruals are continued on loans deemed by management to be fully collateralized and in the process of being collected. At March 31, 2012 and December 31, 2011, there were no 90 day delinquent loans that were on accrual status. In such cases, the loans are individually evaluated in order to determine whether to continue income recognition after 90 days beyond the due dates. When loans are charged off, any accrued interest recorded in the current fiscal year is charged against interest income. The remaining balance is treated as a loan charged-off.

21.

COMMERCIAL BANCSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The impairment of a loan occurs when it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impairment is measured as the difference between the recorded investment in the loan and the evaluation of the present value of expected future cash flows or the observable market price of the loan. Loans that are collateral dependent, that is, loans where repayment is expected to be provided solely by the underlying collateral, and for which management has determined foreclosure is probable, are measured for impairment based on the fair value of the collateral. Management’s general practice is to charge down impaired, non-performing loans to the fair value of the underlying collateral of the loan, so no specific loss allocations are necessary for these loans.

The allowance for loan losses, specifically related to impaired loans at March 31, 2012 and December 31, 2011 was $541,000 and $451,000, respectively, related to loans with principal balances of $5,431,000 and $3,583,000. The allowance for loan losses with no related allowance recorded at March 31, 2012 was $4,006,000, compared to $3,817,000 at December 31, 2011. The Corporation’s financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on the loan portfolio, unless a loan is placed on nonaccrual. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected. The Corporation did not receive any interest payments related to these loans during the three months ended March 31, 2012, compared to interest payments of $31,000 received during 2011.

Management has taken what it believes to be a proactive position on identifying problems with credits and their ultimate collectability using both internal and external portfolio loan reviews, and believes any potential losses which may be incurred on these credits in the future are incorporated into its analysis of the adequacy of the Bank’s allowance for loan losses.

A restructuring of a debt constitutes a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. That concession is either imposed by court order, law or stems from an agreement between the creditor and the borrower. At March 31, 2012, approximately $8,010,000 in loans had terms modified, with $5,133,000 of these modified loans in accruing status. The $8,010,000 in modified loans represents 8 credit relationships in which economic concessions were granted to borrowers to better align the terms of their loans with their current ability to pay. Of this total, $5,594,000 represents 3 hotel loans. All three borrowers began experiencing financial difficulties primarily relating to occupancy problems common in the industry. There are no commitments to lend additional amounts to borrowers with loans that are classified as troubled debt restructurings as of March 31, 2012.

Once a loan is classified as a TDR, this classification will remain until documented improvement in the financial position of the account supports confidence that all principal and interest will be paid according to terms. Additionally, the customer must have reestablished a track record of timely payments according to the restructured contract terms prior to consideration of removing the loan from TDR status.

Total non-performing loans include impaired loans on nonaccrual status along with those loans still accruing that are contractually past due 90 days or more. Non-performing loans totaled $3,990,000 at March 31, 2012, an increase of $2,138,000 from $1,852,000 at December 31, 2011. The increase in nonaccrual loans was primarily due to one large commercial real estate credit of $2,128,000. At March 31, 2012, non-performing commercial loans made up 91.25% or $3,641,000 of all non-performing loans while non-performing real estate and consumer loans totaled $287,000 and $62,000, respectively. The ratio of non-performing loans to total loans was 1.73% at March 31, 2012 compared to 0.79% at December 31, 2011.

Other assets of $18,385,000 decreased $466,000 or 2.47% at March 31, 2012 from $18,851,000 at December 31, 2011. The decrease in other assets is primarily due to the decrease in accounts receivable reflecting the receipt of health insurance costs relating to participants exceeding the stop/gap limits during 2011.

22.

COMMERCIAL BANCSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OREO and other repossessed assets are carried at the lower of cost or estimated fair market value less estimated expenses to be incurred to sell the property. OREO represents properties acquired by the Corporation through customer loan defaults. The Corporation had no OREO properties at March 31, 2012 or December 31, 2011. Other repossessed assets totaled $31,000 at March 31, 2012 compared to $47,000 at December 31, 2011.

Total deposits increased $14,880,000 or 5.74% to $274,008,000 at March 31, 2012 from $259,128,000 at December 31, 2011, predominantly in interest-bearing demand deposit accounts, up $13,509,000 or 13.02%. The increases in low cost savings demand deposit and money market accounts from year-end 2011 appear to reflect customer preference for the liquidity these types of deposits provide over the rates currently offered on longer term certificates of deposit.

Shareholders’ equity increased $628,000 or 2.33% to $27,627,000 at March 31, 2012 from $26,999,000 at December 31, 2011. The increase in capital represents current earnings of $763,000, plus adjustments related to employee compensation costs, deferred compensation plan and treasury stock activity of $45,000, less dividends of $146,000. Included in shareholders’ equity is accumulated other comprehensive income which includes the net after-tax impact of unrealized gains on investment securities classified as available for sale which decreased $34,000 during 2012. Such unrealized gains or losses are generally due to changes in interest rates and represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities classified as available for sale. During the three months of 2012, the Corporation returned 19.13% of earnings through dividends of $146,000 at $0.125 per share.

RESULTS OF OPERATIONS

Net income, after taxes for the three months ended March 31, 2012 increased $146,000 or 23.66% to $763,000 when compared to $617,000 for the same period in 2011. Diluted earnings per share increased to $0.65 per share for the three months ended March 31, 2012 from $0.53 for the same period in 2011. The following discussion details the contributing factors influencing these operating results.

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

Net interest income increased $149,000 or 4.70% to $3,316,000 at March 31, 2012, compared to $3,167,000 in 2011. The increase in net interest income was largely driven by the rate payable on interest-bearing liabilities declining more rapidly than the yield on interest-earning assets. The interest rate spread and net interest margin (on a tax-equivalent basis) at March 31, 2012 was 4.76% and 4.86%, respectively, compared to 4.46% and 4.59% for the same period in 2011. With approximately 71% of the loan portfolio in floating rate instruments at March 31, 2012, the effects of low market rates continue to impact loan yields. The Corporation has successfully sought to mitigate the low-interest rate environment with loan floors included in new and renewed loans over the past year. Loans yielded 5.97% during the three months ended March 31, 2012, compared to 6.25% for the same period last year. The Corporation’s cost of funds continued to decline during 2012, positively impacting net interest margin. The Corporation’s average cost of funds was 0.67% for the three months ended March 31, 2012, compared to 1.04% for the same period last year.

Interest and fee income for the first quarter of 2012 totaled $3,699,000, a decrease of $96,000 or 2.53% compared to $3,795,000 for the first quarter of 2011. Average net loans, comprising 83.37% and 78.88% of average earning assets at March 31, 2012 and 2011, respectively, increased $7,702,000 or 3.49%, while the average tax-equivalent yield earned decreased 28 basis points. The decline in interest income on loans was largely due to the downward repricing of variable rate loans. Average federal funds sold, comprising 7.23% and 8.10% of average earning assets at March 31, 2012 and 2011, respectively, decreased $2,836,000 or 12.51%. Average securities available for sale, comprising 9.39% and 13.02% of average earning assets at March 31, 2012 and 2011, respectively, decreased $10,719,000 or 29.39% while the average tax-equivalent yield earned increased 37 basis points.

23.

COMMERCIAL BANCSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The table that follows presents the Corporation’s (i) average assets, liabilities and shareholders’ equity, (ii) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (iii) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (iv) interest rate spread (the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities), and (v) net interest margin (net interest income as a percentage of total average interest-earning assets).

TABLE 1   YIELD ANALYSIS

For the three-month period ended March 31, 2012 and 2011.

(In thousands)

	Three Months Ended March 31,
	2012			2011
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
($ in thousands)	balance	Expense	Rate	balance	Expense	Rate
Federal funds sold	$19,838	$10	0.20%	$22,674	$12	0.21%
Investment securities:
Taxable securities (1)	11,711	90	3.09	20,562	143	2.82
Tax-exempt securities (1)	14,040	205	5.87	15,908	238	6.07
Loans (2) (3)	228,611	3,394	5.97	220,909	3,402	6.25
Earning assets	274,200	3,699	5.43%	280,053	3,795	5.50%
Other assets	23,982			24,135
Total assets	$298,182			$304,188

Interest-bearing demand deposits	$111,224	28	0.10%	$105,744	37	0.14%
Savings deposits	19,629	2	0.04	17,159	7	0.17
Time deposits	97,552	353	1.46	122,107	584	1.94
Interest-bearing liabilities	$228,405	383	0.67%	$245,010	628	1.04%
Noninterest-bearing demand deposits	40,546			31,695
Other liabilities	1,684			2,663
Shareholders’ equity	27,547			24,820
Total liabilities and
shareholders’ equity	$298,182			$304,188

Net interest income		$3,316			$3,167

Interest rate spread			4.76%			4.46%
Net interest margin (5)			4.86%			4.59%

(1)	Average yields on all securities have been computed based on amortized cost. Income on tax-exempt securities has been computed on a taxable-equivalent basis using a 34% federal tax rate and a 20% disallowance of interest expense deductibility under TEFRA rules. The amount of such adjustment was $72,000 and $81,000 for 2012 and 2011, respectively.
(2)	Average balance is net of deferred loan fees of $283,000 and $105,000 for the three months ended March 31, 2012 and 2011, respectively. Unearned income was fully amortized at March 31, 2012 compared to a remaining balance of $3,000 at March 31, 2011.
(3)	Interest income includes loan fees of $123,000 and $99,000 for the three-month period ended March 31, 2012 and 2011, respectively, as well as $54,000 and $57,000 of deferred dealer reserve expense for the same years.
(4)	Average loan balances include nonaccruing loans.
(5)	Net interest income as a percentage of average interest-earning assets.

24.

COMMERCIAL BANCSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest expense totaled $383,000 during the first quarter of 2012, a decrease of $245,000 or 39.01% compared to $628,000 during the first quarter of 2011. Average interest-bearing demand deposits, comprising 48.70% and 43.16% of interest-bearing liabilities in the first quarter of 2012 and 2011, respectively, increased $5,480,000 or 5.18% while the average rate paid decreased 4 basis points. Average time deposits, comprising 42.71% and 49.84% of interest-bearing liabilities at March 31, 2012 and 2011, respectively, decreased $24,555,000 or 20.11% while the average rate paid decreased 48 basis points.

Provisions for loan losses are charged against income to bring the allowance for loan losses to a level deemed adequate by management. In evaluating the allowance for loan losses, management considers factors that include loan growth, composition, diversification, or conversely, concentrations by industry, geography or collateral within the portfolio, historical loan loss experience, current delinquency levels, estimated value of underlying collateral, prevailing economic conditions and other relevant factors. The provision charged against income during the first quarter of 2012 was $150,000, compared to $195,000 during the same period a year ago. Impacting the provision for loan losses in any accounting period are several matters including the amount of loan growth during the period, broken down by loan type, the level of charge-offs during the period, the changes in the amount of impaired loans, changes in risk ratings assigned to loans, specific loan impairments, credit quality, and ultimately, the results of management’s quarterly assessment of the inherent risks of the loan portfolio.

Management considers the allowance for loan losses at March 31, 2012 adequate to cover loan losses based on its assessment of various factors affecting the loan portfolio, including the level of problem loans, overall delinquencies, business conditions, estimated collateral values and loss experience. A further decline in local and national economic conditions, or other factors, could result in a material increase in the allowance for loan losses which could adversely affect the Corporation’s financial condition and results of operations. Further information relating to factors affecting the allowance for loan losses is discussed under Financial Condition.

Noninterest income consists primarily of fees and commissions earned on services that are provided to the Corporation’s banking customers and commission-based income. Noninterest income for the three months ended March 31, 2012 totaled $542,000, an increase of $28,000 or 5.45% from noninterest income of $514,000 for the three months ended March 31, 2011. The increase in noninterest income was largely due to an increase in third-party originations reflecting an increase in residential mortgage production compared to the prior year.

Noninterest expense consists primarily of personnel, occupancy, equipment and other expenses. Noninterest expense for the three months ended March 31, 2012 totaled $2,570,000, a decrease of $6,000 or 0.23% when compared to $2,576,000 for the three months ended March 31, 2011.

Salaries and employee benefits increased $113,000 or 8.46%, predominantly due to planned increases in salaries and benefits as well as an increase in hospitalization insurance. Other operating expenses increased $51,000 or 19.77%, largely due to increased club account expenses and office supplies. Offsetting the increase in noninterest expense is the decrease in FDIC deposit insurance of $59,000 or 52.21%, primarily due to changes made by the FDIC in the method of calculating assessment rates under the Dodd-Frank Act. Professional fees decreased $52,000 or 30.59%, primarily reflecting a decrease in legal expenses associated with problem credits.

The Corporation generated income before taxes of $1,066,000, resulting in a tax provision of $303,000 for the first quarter of 2012 compared to income before taxes of $829,000 with a tax provision of $212,000 for the first quarter of 2011. The increase in income tax expense was largely driven by an increase in pre-tax income offset by earning adjustments relating to tax-free revenue. The Corporation’s effective tax rate for the first quarter of 2012 was 28.42% compared to 25.57% for the first quarter of 2011. The difference between the Corporation’s effective tax rate and the statutory rate is primarily attributable to the Corporation’s tax-exempt income. Tax-exempt income includes income earned on certain municipal investments that qualify for state and/or federal income tax exemption and the Corporation’s earnings on Bank-owned life insurance policies, which are exempt from federal taxation.

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

The Corporation’s liquidity ratio at March 31, 2012 was 12.80% compared to 6.42% at year-end 2011. Another measure of liquidity is the relationship of net loans to deposits and borrowed funds with lower ratios indicating greater liquidity. At March 31, 2012, the ratio of net loans to deposits and borrowed funds was 82.82% compared to 89.18% at December 31, 2011. Management believes its sources of liquidity are adequate to meet the needs of the Corporation.

Net cash flows resulted in an increase of $22,969,000 in cash equivalents and federal funds sold for the three-month period ended March 31, 2012 compared to an increase in cash equivalents and federal funds sold of $3,429,000 for the three-month period ended March 31, 2011. In 2012, total cash from operating activities of $1,377,000, proceeds from maturities and repayments of securities of $2,807,000 and net cash repayments received on loans of $4,053,000 along with an increase in deposit balances of $14,881,000 was used to fund capital expenditures of $45,000 and pay dividends of $146,000 with excess funds invested in federal funds sold and deposited in interest-bearing deposit accounts with other financial institutions.

In 2011, total cash from operating activities of $7,000, proceeds from maturities and repayments of securities of $916,000 and net cash repayments received on loans of $8,384,000 was used to fund security purchases of $2,119,000, pay dividends of $137,000 and satisfy deposit withdrawals of $3,611,000.

CAPITAL RESOURCES

Banking regulations have established minimum capital requirements for banks including risk-based capital ratios and leverage ratios. Regulations require all banks to have a minimum total risk-based capital ratio of 8.0%, with half of the capital composed of core capital. Minimum leverage ratio requirements range from 3.0% to 5.0% of total assets. Conceptually, risk-based capital requirements assess the riskiness of a financial institution’s balance sheet and off-balance sheet commitments in relation to its capital. Core capital, or Tier 1 capital, includes common equity, perpetual preferred stock and minority interests that are held by others in consolidated subsidiaries minus intangible assets. Supplementary capital, or Tier 2 capital, includes core capital and such items as mandatory convertible securities, subordinated debt and the allowance for loan and leases losses, subject to certain limitations. Qualified Tier 2 capital can equal up to 100% of an institution’s Tier 1 capital with certain limitations in meeting the total risk-based capital requirements.

The Bank’s leverage and risk-based capital ratios at March 31, 2012 were 8.9% and 12.5% respectively, compared to leverage and risk-based capital ratios of 8.9% and 12.0% at year-end 2011. The Bank exceeded minimum regulatory requirements to be considered well capitalized for both periods. Should it become necessary to raise capital to expand the activities of the Corporation, there are sufficient un-issued shares to effect a merger, or solicit new investors.

26.

COMMERCIAL BANCSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 2    CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Corporation has certain obligations and commitments to make future payments under contract. The following table presents the Corporation’s contractual obligations and commitments (in thousands) at March 31, 2012:

Contractual obligations

	Payments Due by Period
		Less Than			After
	Total	One Year	1-3 Years	3-5 Years	5 Years
Time deposits and certificates of deposit	$94,844	$39,066	$42,657	$9,124	$3,997
Borrowed funds	—	—	—	—	—
Total contractual obligations	$94,844	$39,066	$42,657	$9,124	$3,997

Other commitments

	Amount of Commitment – Expiration by Period
		Less Than			After
	Total	One Year	1-3 Years	3-5 Years	5 Years
Commitments to extend commercial credit	$23,197	$13,471	$939	$1,789	$6,998
Commitments to extend consumer credit	13,164	1,231	2,957	3,121	5,855
Standby letters of credit	262	252	10	—	—
Total other commitments	$36,623	$14,954	$3,906	$4,910	$12,853

Other obligations and commitments include the deferred compensation plan, index plan reserve and split dollar life insurance. The timing of payments for these plans is unknown. See Note 1 of the 2011 Annual Report for additional details.

Items reported under “Contractual Obligations” represent standard bank financing activity under normal terms and practices. Such funds normally rollover or are replaced by like items depending on the then-current financing needs. Items reported under “Other Commitments” also represent standard bank activity, but for extending credit to bank customers. Commercial credits generally represent lines of credit or approved loans with drawable funds still available under the contract terms. On an on-going basis, approximately half of these amounts are expected to be drawn. Consumer credits generally represent amounts drawable under revolving home equity lines or credit card programs. Such amounts are usually deemed less likely to be drawn upon in total as consumers tend not to draw down all amounts on such lines. Utilization rates tend to be fairly constant over time. Standby letters of credit represent guarantees to finance specific projects whose primary source of financing comes from other sources. In the unlikely event of the other source’s failure to provide sufficient financing, the bank would be called upon to fill the need. The Corporation is also continually engaged in the process of approving new loans in a bidding competition with other banks. Management and Board committees approve the terms of these potential new loans with conditions and/or counter terms made to the applicant customers. Customers may accept the terms, make a counter proposal, or accept terms from a competitor. These loans are not yet under contract, but offers have been tendered, and would be required to be funded if accepted. Such agreements represent approximately $9,333,000 at March 31, 2012 in varying maturity terms.

27.

COMMERCIAL BANCSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk refers to the risk of loss arising from adverse changes in interest rates, foreign currency exchange rates, commodity prices, and other relevant market rates and prices. Management seeks to reduce fluctuations in its net interest margin and to optimize net interest income with acceptable levels of risk through periods of changing interest rates. Accordingly, the Corporation’s interest rate sensitivity and liquidity are monitored on an ongoing basis by its Asset and Liability Committee (“ALCO”). ALCO establishes risk measures, limits and policy guidelines for managing the amount of interest rate risk and its effect on net interest income and capital. A variety of measures are used to provide for a comprehensive view of the magnitude of interest rate risk, the distribution of risk, the level of risk over time and the exposure to changes in certain interest rate relationships. ALCO continuously monitors and manages the balance between interest rate sensitive assets and liabilities. The objective is to manage the impact of fluctuating market rates on net interest income within acceptable levels. In order to meet this objective, management may lengthen or shorten the duration of assets or liabilities. Management considers market interest rate risk to be one of the Corporation’s most significant ongoing business risk considerations.

The two primary methods to monitor and manage interest rate risk are rate-sensitivity gap analysis and review of the effects of various interest rate shock scenarios. Based upon ALCO’s review, there has been no significant change in the interest rate risk of the Corporation since year-end 2011. (See Quantitative and Qualitative Disclosures about Market Risk in the Annual Report to Shareholders for the year ended December 31, 2011.)

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

There was no change in the Corporation’s internal control over financial reporting that occurred during the Corporation’s fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

28.

COMMERCIAL BANCSHARES, INC.

FORM 10-Q

Quarter ended March 31, 2012

PART II – OTHER INFORMATION

Item 1         Legal Proceedings

There are no matters required to be reported under this item.

Item 1A      Risk Factors

There have been no material changes from risk factors as previously disclosed in Part 1, Item 1.A. of Commercial Bancshares, Inc.’s 10-K filed on March 19, 2012.

Item 2         Unregistered Sales of Securities and Use of Proceeds

For the three months ended March 31, 2012, a total of 1,538 shares were issued from treasury to the Commercial Bancshares, Inc., Deferred Compensation Plan (the “Plan”) at a total cost of $42,034. Additionally, the Corporation delivered 544 shares totaling $9,395 under the Plan to various members of the Board. These transactions were not registered, but were made in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

The following table reflects shares repurchased by the Corporation during the quarter ended March 31, 2012, including any shares purchased as part of a repurchase program approved by the Corporation’s Board of Directors in June 2009.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
01/01/12 - 01/31/12	-0-	n/a	-0-	23,548

02/01/12 - 02/29/12	-0-	n/a	-0-	23,548

03/01/12 - 03/31/12	-0-	n/a	-0-	23,548

Total	-0-	n/a	-0-	23,548

Item 3          Defaults upon Senior Securities

      There are no matters required to be reported under this item.

Item 4          Mine Safety Disclosures

       Not applicable

Item 5          Other Information

      There are no matters required to be reported under this item.

29.

COMMERCIAL BANCSHARES, INC.

FORM 10-Q

Quarter ended March 31, 2012

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

COMMERCIAL BANCSHARES, INC.
(Registrant)

Date:	May 14, 2012	/s/ Robert E. Beach
(Signature)
Robert E. Beach
President and Chief Executive Officer

Date:	May 14, 2012	/s/ Scott A. Oboy
(Signature)
Scott A. Oboy
Executive Vice President and Chief Financial Officer

31.