Form 10-Q
period 2012-06-30
COMMERCIAL BANCSHARES INC \OH\
filed 2012-08-14
CIK 1009976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2012. Commission File Number 000-27894

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

As of August 13, 2012, the latest practicable date, there were 1,167,168 outstanding of the registrant’s common stock, no par value.

COMMERCIAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	(Unaudited)
	June 30,	December 31,
	2012	2011
ASSETS
Cash and cash equivalents	$5,151	$5,435
Federal funds sold	16,099	5,288
Cash equivalents and federal funds sold	21,250	10,723

Securities available for sale	20,673	24,852
Other investment securities	2,259	2,259
Total loans	235,819	234,873
Allowance for loan losses	(3,910)	(3,779)
Loans, net	231,909	231,094
Premises and equipment, net	7,327	7,406
Accrued interest receivable	1,067	1,275
Other assets	10,113	10,170

Total assets	$294,598	$287,779

LIABILITIES
Deposits
Noninterest-bearing demand	$37,948	$38,189
Interest-bearing demand	115,534	103,774
Savings and time deposits	84,597	86,918
Time deposits $100,000 and greater	26,611	30,247
Total deposits	264,690	259,128
Accrued interest payable	104	106
Other liabilities	1,510	1,546
Total liabilities	266,304	260,780

SHAREHOLDERS' EQUITY
Common stock, no par value; 4,000,000 shares authorized, 1,186,638 shares issued in 2012 and 2011	11,676	11,621
Retained earnings	17,298	16,058
Unearned compensation	(56)	(76)
Deferred compensation plan shares; at cost, 43,828 shares in 2012, and 41,606 shares in 2011	(758)	(717)
Treasury stock; 21,147 shares in 2012 and 23,913 shares in 2011	(578)	(654)
Accumulated other comprehensive income	712	767
Total shareholders' equity	28,294	26,999

Total liabilities and shareholders' equity	$294,598	$287,779

See notes to the consolidated financial statements.

2.

COMMERCIAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Interest income
Interest and fees on loans	$3,304	$3,459	$6,695	$6,862
Interest on investment securities:
Taxable	79	141	170	285
Tax-exempt	134	157	269	316
Federal funds sold	14	6	24	18
Total interest income	3,531	3,763	7,158	7,481
Interest expense
Interest on deposits	370	557	753	1,185
Total interest expense	370	557	753	1,185

Net interest income	3,161	3,206	6,405	6,296
Provision for loan losses	90	330	240	525
Net interest income after provision for loan losses	3,071	2,876	6,165	5,771

Noninterest income
Service fees and overdraft charges	374	391	735	753
Other income	202	164	383	313
Total noninterest income	576	555	1,118	1,066

Noninterest expense
Salaries and employee benefits	1,395	1,399	2,843	2,734
Premises and equipment	315	317	633	668
OREO and miscellaneous loan expense	54	81	96	128
Professional fees	114	105	232	275
Data processing	51	49	100	99
Software maintenance	100	95	196	183
Advertising and promotional	61	53	117	113
FDIC deposit insurance	58	109	112	223
Franchise tax	83	79	162	157
Other operating expense	304	298	614	583
Total noninterest expense	2,535	2,585	5,105	5,163

Income before income taxes	1,112	846	2,178	1,674
Income tax expense	318	218	622	429

Net income	$794	$628	$1,556	$1,245

Basic earnings per common share	$0.68	$0.55	$1.34	$1.08
Diluted earnings per common share	$0.67	$0.54	$1.32	$1.07

See notes to the consolidated financial statements.

3.

COMMERCIAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(Amounts in thousands)

	Three Months Ended
	June 30,
	2012	2011

Net Income	$794	$628

Unrealized holding gain (loss) on securities:
Net gain (loss) arising during period	(31)	100
Reclassification to net income of net realized loss	0	0
Net securities gain (loss) during the period	(31)	100
Tax effect	(10)	34
Other comprehensive income (loss), net of tax	(21)	66
Comprehensive income, net of tax	$773	$694

	Six Months Ended
	June 30,
	2012	2011

Net Income	$1,556	$1,245

Unrealized holding gain (loss) on securities:
Net gain (loss) arising during period	(83)	180
Reclassification to net income of net realized loss	0	0
Net securities gain (loss) during the period	(83)	180
Tax effect	(28)	61
Other comprehensive income (loss), net of tax	(55)	119
Comprehensive income, net of tax	$1,501	$1,364

See notes to the consolidated financial statements.

4.

COMMERCIAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended
	June 30,
	2012	2011

Balance at beginning of period	$27,627	$24,962

Comprehensive income
Net income	794	628
Change in net unrealized gain (loss) on securities available for sale, net of reclassification and tax effects	(21)	66
Total comprehensive income	773	694

Stock-based compensation	17	10

Deferred compensation plan activity	23	23

Dividends paid ($0.125 and $0.120 per share in 2012 and 2011)	(146)	(140)

Balance at end of period	$28,294	$25,549

	Six Months Ended
	June 30,
	2012	2011

Balance at beginning of period	$26,999	$24,389

Comprehensive income
Net income	1,556	1,245
Change in net unrealized gain (loss) on securities available for sale, net of reclassification and tax effects	(55)	119
Total comprehensive income	1,501	1,364

Stock-based compensation	34	18

Deferred compensation plan activity	51	55

Dividends paid ($0.250 and $0.240 per share in 2012 and 2011)	(291)	(277)

Balance at end of period	$28,294	$25,549

See notes to the consolidated financial statements.

5.

COMMERCIAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2012	2011
	($ in thousands)
Cash flows from operating activities
Net income	$1,556	$1,245
Adjustments	810	(478)
Net cash from operating activities	2,366	767

Cash flows from investing activities
Securities available for sale:
Purchases	0	(4,149)
Maturities, calls and repayments	4,024	3,913
Net change in loans	(1,011)	6,555
Proceeds from sale of OREO and other repossessed assets	73	187
Bank premises and equipment expenditures	(247)	(270)
Net cash from investing activities	2,839	6,236

Cash flows from financing activities
Net change in deposits	5,562	(13,445)
Cash dividends paid	(291)	(277)
Deferred compensation plan activity	51	55
Net cash used in financing activities	5,322	(13,667)

Net change in cash equivalents and federal funds sold	10,527	(6,664)

Cash equivalents and federal funds sold at beginning of period	10,723	22,080

Cash equivalents and federal funds sold at end of period	$21,250	$15,416

Supplemental disclosures
Cash paid for interest	$755	$1,215
Cash paid for income taxes	400	950
Non-cash transfer of loans to foreclosed and other repossessed assets	104	360

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

The condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the Corporation’s financial position at June 30, 2012, and the results of operations and changes in cash flows for the periods presented have been made.

Certain information and footnote disclosures typically included in financial statements prepared in accordance with U.S. generally accepted principles have been omitted. The Annual Report for the year ended December 31, 2011, contains consolidated financial statements and related footnote disclosures, which should be read in conjunction with the accompanying consolidated financial statements. Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for any future periods or for the year ending December 31, 2012.

NOTE 2   EARNINGS PER SHARE

Weighted average shares used in determining basic and diluted earnings per share for the three months ended June 30:

	2012	2011
Weighted average shares outstanding during the period	1,165,262	1,155,216
Dilutive effect of stock options	12,443	8,613
Weighted average shares considering dilutive effect	1,177,705	1,163,829

Anti-dilutive stock options not considered in computing diluted earnings per share	2,130	2,130

Weighted average shares used in determining basic and diluted earnings per share for the six months ended June 30:

	2012	2011
Weighted average shares outstanding during the period	1,164,661	1,154,276
Dilutive effect of stock options	11,396	7,877
Weighted average shares considering dilutive effect	1,176,057	1,162,153

Anti-dilutive stock options not considered in computing diluted earnings per share	2,130	2,130

7.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3   ALLOWANCE FOR LOAN LOSSES

The following tables provide information on the activity in the allowance for loan losses by the respective loan portfolio segment for the period indicated:

	Commercial	Real Estate	Consumer	Total

For the Three Months Ended June 30, 2012
Beginning balance – April 1, 2012	$3,002	$278	$628	$3,908
Charge-offs	(25)	(16)	(57)	(98)
Recoveries	3	0	7	10
Net (charge-offs) recoveries	(22)	(16)	(50)	(88)
Provision	18	40	32	90
Ending balance – June 30, 2012	$2,998	$302	$610	$3,910

For the Three Months Ended June 30, 2011
Beginning balance – April 1, 2011	$2,385	$187	$670	$3,242
Charge-offs	(74)	0	(15)	(89)
Recoveries	3	0	50	53
Net (charge-offs) recoveries	(71)	0	35	(36)
Provision	229	90	11	330
Ending balance – June 30, 2011	$2,543	$277	$716	$3,536

	Commercial	Real Estate	Consumer	Total

For the Six Months Ended June 30, 2012
Beginning balance – January 1, 2012	$2,849	$278	$652	$3,779
Charge-offs	(25)	(16)	(99)	(140)
Recoveries	6	0	25	31
Net (charge-offs) recoveries	(19)	(16)	(74)	(109)
Provision	168	40	32	240
Ending balance – June 30, 2012	$2,998	$302	$610	$3,910

For the Six Months Ended June 30, 2011
Beginning balance – January 1, 2011	$2,307	$182	$709	$3,198
Charge-offs	(181)	0	(101)	(282)
Recoveries	9	0	86	95
Net (charge-offs) recoveries	(172)	0	(15)	(187)
Provision	408	95	22	525
Ending balance – June 30, 2011	$2,543	$277	$716	$3,536

8.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the recorded investment with respect to impaired loans and the related allowance by portfolio segment at the dates indicated.

	Collectively Evaluated		Individually Evaluated		Total
	Allowance	Recorded	Allowance	Recorded	Allowance	Recorded
	for loan	investment	for loan	investment	for loan	investment
(In thousands)	losses	in loans	losses	in loans	losses	in loans
June 30, 2012
Commercial	$2,389	$168,415	$609	$11,676	$2,998	$180,091
Real estate	302	16,248	0	0	302	16,248
Consumer	610	39,480	0	0	610	39,480
Total	$3,301	$224,143	$609	$11,676	$3,910	$235,819

December 31, 2011
Commercial	$2,398	$170,002	$451	$7,400	$2,849	$177,402
Real estate	278	15,456	0	0	278	15,456
Consumer	652	42,015	0	0	652	42,015
Total	$3,328	$227,473	$451	$7,400	$3,779	$234,873

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

9.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the risk category of loans by class of loans based on the most recent analysis performed at June 30, 2012 and December 31, 2011.

Commercial Credit Exposure (amounts in thousands)

Credit risk profile by credit worthiness category

					Commercial		Commercial
	Commercial		Commercial		Real Estate		Real Estate
	Operating		Agricultural		1-4 Family		Other
Category	06/30/12	12/31/11	06/30/12	12/31/11	06/30/12	12/31/11	06/30/12	12/31/11
Pass	$25,620	$25,323	$29,459	$27,650	$33,304	$33,854	$71,784	$71,921
6	92	1,234	0	320	2,024	608	3,233	4,452
7	601	873	0	0	1,771	1,386	12,203	9,781
8	0	0	0	0	0	0	0	0
Total	$26,313	$27,430	$29,459	$27,970	$37,099	$35,848	$87,220	$86,154

Consumer Credit Exposure (amounts in thousands)

Credit risk by credit worthiness category

	Residential		Residential
	Real Estate, Construction		Real Estate, Other
Category	06/30/12	12/31/11	06/30/12	12/31/11
Pass	$3,140	$3,437	$11,391	$10,434
6	0	0	166	205
7	72	73	1,479	1,307
8	0	0	0	0
Total	$3,212	$3,510	$13,036	$11,946

Consumer Credit Exposure (amounts in thousands)

Credit risk by credit worthiness category

	Consumer - Equity		Consumer - Auto		Consumer - Other
Category	06/30/12	12/31/11	06/30/12	12/31/11	06/30/12	12/31/11
Pass	$19,126	$19,565	$7,205	$8,365	$12,844	$13,673
6	32	68	0	2	5	6
7	175	185	29	46	64	105
8	0	0	0	0	0	0
Total	$19,333	$19,818	$7,234	$8,413	$12,913	$13,784

10.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5    SUMMARY OF IMPAIRED LOANS

The following tables set forth certain information regarding the Corporation’s impaired loans (in thousands), segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of June 30, 2012 and December 31, 2011.

		Unpaid
	Recorded	Principal	Related
June 30, 2012	Investment	Balance	Allowance
With no related allowance recorded:
Commercial
Operating	$138	$138	$0
Real estate, other	6,530	6,530	0
With an allowance recorded:
Commercial
Operating	162	162	93
Real estate, 1-4 family	255	255	200
Real estate, other	4,591	4,591	316
Total	$11,676	$11,676	$609

		Unpaid
	Recorded	Principal	Related
December 31, 2011	Investment	Balance	Allowance
With no related allowance recorded:
Commercial
Operating	$149	$181	$0
Real estate, other	3,668	3,668	0
With an allowance recorded:
Commercial
Operating	177	177	94
Real estate, 1-4 family	283	283	200
Real estate, other	3,123	3,123	157
Total	$7,400	$7,432	$451

Impaired loans with no related allowance recorded at June 30, 2012, increased 74.69% or $2,851,000 from year-end 2011, primarily reflecting the addition of two commercial real estate credits. Impaired loans with a specified reserve at June 30, 2012, increased 39.77% or $1,425,000 from year-end 2011, primarily reflecting the addition of two commercial real estate credits. The specified reserve related to these impaired loans totaled $609,000 at June 30, 2012, an increase of 35.03% or $158,000 from specified reserves of $451,000 at December 31, 2011.

The following table presents the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans after impairment by portfolio segment and class for the three and six months ended June 30, 2012 and 2011.

	For the Three Months		For the Three Months
	Ended June 30, 2012		Ended June 30, 2011
	Average	Total interest	Average	Total interest
	recorded	income	recorded	income
(In thousands)	investment	recognized	investment	recognized
With no related allowance recorded:
Commercial
Operating	$138	$3	$326	$5
Real estate, other	5,512	125	1,356	5
With an allowance recorded:
Commercial
Operating	165	0	0	0
Real estate, 1-4 family	260	0	315	4
Real estate, other	4,118	31	1,551	53
Total	$10,193	$159	$3,548	$67

11.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Six Months		For the Six Months
	Ended June 30, 2012		Ended June 30, 2011
	Average	Total interest	Average	Total interest
	recorded	income	recorded	income
(In thousands)	investment	recognized	investment	recognized
With no related allowance recorded:
Commercial
Operating	$138	$5	$328	$11
Real estate, other	4,116	198	1,357	12
With an allowance recorded:
Commercial
Operating	169	0	0	0
Real estate, 1-4 family	267	0	320	11
Real estate, other	5,144	42	1,592	70
Total	$9,834	$245	$3,597	$104

NOTE 6   TROUBLED DEBT RESTRUCTURINGS

The following table summarizes information relative to loan modifications (in thousands) determined to be troubled debt restructurings during the three and six months ended June 30, 2012.

	For the Three Months		For the Six Months
	Ended June 30, 2012		Ended June 30, 2012
	Number	Recorded	Number	Recorded
	Of TDRs	Investment	of TDRs	Investment
Commercial operating	0	$0	1	$14
Commercial real estate, 1-4 family	0	0	0	0
Commercial real estate, other	0	0	1	2,081
Total	0	$0	2	$2,095

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

During the six months ended June 30, 2012, the Corporation restructured $2,095,000 in loans. Modifications consisted principally of temporary interest-only payments and no modifications resulted in the reduction of the recorded investment in the associated loan balances. Restructured loans are subject to periodic credit reviews to determine the necessity and adequacy of a specific loan loss allowance based on the collectability of the recorded investment in the restructured loan. Loans restructured during 2012 have specific reserves of $62,000 at June 30, 2012. For the year ended December 31, 2011, the Corporation restructured $4,132,000 in loans. Modifications consisted principally of temporary interest-only payments and no modifications resulted in the reduction of the recorded investment in the associated loan balances. Loans restructured during 2011 had specific reserves of $324,000 at December 31, 2011. There have been no financing receivables modified as troubled debt restructurings within the previous twelve months that have subsequently defaulted during the three and six months ended June 30, 2012.

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

12.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7    AGE ANALYSIS OF PAST DUE FINANCING RECEIVABLES

The following table presents the loan portfolio summarized (in thousands) by aging categories at June 30, 2012 and December 31, 2011.

							Recorded
	30-59	60-89	>90			Total	Investment
	Days	Days	Days	Total		Financing	> 90 Days
June 30, 2012	Past Due	Past Due	Past Due	Past Due	Current	Receivables	and Accruing
Commercial
Operating	$0	$0	$0	$0	$26,313	$26,313	$0
Agricultural	0	0	0	0	29,459	29,459	0
Real estate, 1-4 family	1,942	0	441	2,383	34,716	37,099	0
Real estate, other	1,972	0	429	2,401	84,819	87,220	0
Residential real estate
Construction	0	0	0	0	3,212	3,212	0
Other	0	45	178	223	12,813	13,036	0
Consumer
Equity	0	0	0	0	19,333	19,333	0
Auto	13	0	0	13	7,221	7,234	0
Other	26	0	0	26	12,887	12,913	0
Total	$3,953	$45	$1,048	$5,046	$230,773	$235,819	$0

							Recorded
	30-59	60-89	>90			Total	Investment
	Days	Days	Days	Total		Financing	> 90 Days
December 31, 2011	Past Due	Past Due	Past Due	Past Due	Current	Receivables	and Accruing
Commercial
Operating	$14	$93	$15	$122	$27,308	$27,430	$0
Agricultural	0	0	0	0	27,970	27,970	0
Real estate, 1-4 family	45	1	0	46	35,802	35,848	0
Real estate, other	121	0	309	430	85,724	86,154	0
Residential real estate
Construction	0	0	0	0	3,510	3,510	0
Other	28	0	0	28	11,918	11,946	0
Consumer
Equity	27	0	0	27	19,791	19,818	0
Auto	17	0	19	36	8,377	8,413	0
Other	20	5	35	60	13,724	13,784	0
Total	$272	$99	$378	$749	$234,124	$234,873	$0

 NOTE 8    FINANCING RECEIVABLES ON NONACCRUAL STATUS

The following table summarizes loans (in thousands) on nonaccrual status at June 30, 2012 and December 31, 2011.

	June 30, 2012	December 31, 2011
Commercial
Operating	$332	$433
Real estate, 1-4 family	2,734	384
Real estate, other	3,693	761
Residential real estate
Other	374	192
Consumer
Equity	6	12
Auto	10	30
Other	78	40
Total	$7,227	$1,852

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

U.S. Government and federal agencies and mortgage-backed securities

Valuations are based on active market data and use of evaluated broker pricing models that vary based by asset class and includes available trade, bid, and other market information. Generally, the methodology includes broker quotes, proprietary models, descriptive terms and conditions databases coupled with extensive quality control programs. Multiple quality control evaluation processes review available market, credit and deal level information to support the evaluation of the security. If there is a lack of objectively verifiable information available to support the valuation, the evaluation of the security is discontinued. Additionally, proprietary models and pricing systems, mathematical tools, actual transacted prices, integration of market developments and experienced evaluators are used to determine the value of a security based on a hierarchy of market information regarding a security or securities with similar characteristics. Management reviews the data and assumptions used in pricing the securities by its third party provider to ensure the highest level of significant inputs are derived from market observable data.

State and political subdivisions

Proprietary valuation matrices are used for valuing all tax-exempt municipals that can incorporate changes in the municipal market as they occur. Market evaluation models include the ability to value bank qualified municipals and general market municipals that can be broken down further according to insurer, credit support, state of issuance and rating to incorporate additional spreads and municipal curves. Taxable municipals are valued using a third party model that incorporates a methodology that captures the trading nuances associated with these bonds.

14.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information about the Corporation’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, and the valuation techniques used by the Corporation to determine those fair values.

Assets and liabilities, (in thousands) measured at fair value on a recurring basis for the periods indicated:

	Quoted Prices in	Significant	Significant
	Active Markets	Observable	Unobservable
	For Identical	Inputs	Inputs
	Assets (Level 1)	(Level 2)	(Level 3)	Balance
June 30, 2012
Securities available for sale
U.S. Government and federal agencies	$0	$2,015	$0	$2,015
State and political subdivisions	0	13,246	0	13,246
Mortgage-backed securities	0	5,412	0	5,412
Total Assets	$0	$20,673	$0	$20,673
Liabilities	$0	$0	$0	$0

December 31, 2011
Securities available for sale
U.S. Government and federal agencies	$0	$4,066	$0	$4,066
State and political subdivisions	0	14,372	0	14,372
Mortgage-backed securities	0	6,414	0	6,414
Total Assets	$0	$24,852	$0	$24,852
Liabilities	$0	$0	$0	$0

Securities characterized as having Level 2 inputs generally consist of obligations of U.S. Government and federal agencies, government-sponsored organizations and obligations of state and political subdivisions. There were no transfers in and out of Levels 1 and 2 for the period ending June 30, 2012.

The Corporation also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis. At June 30, 2012, such assets consist primarily of impaired loans and other real estate owned. The Corporation has estimated the fair values of these assets using Level 3 inputs. Management considers third party appraisals as well as independent fair market value assessments from realtors or persons involved in selling OREO when determining the fair value of particular properties.

The following table presents financial assets and liabilities measured on a nonrecurring basis:

Fair Value Measurements at Reporting Date Using

	Balance at
(In thousands)	June 30, 2012	Level 1	Level 2	Level 3

Impaired loans	$11,676	$0	$0	$11,676
Real estate acquired through foreclosure	0	0	0	0

	Balance at
(In thousands)	December 31, 2011	Level 1	Level 2	Level 3

Impaired loans	$7,400	$0	$0	$7,400
Real estate acquired through foreclosure	0	0	0	0

15.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A loan is considered impaired when, based on current information and events it is probable the Corporation will be unable to collect all amounts due (both interest and principal) according to the contractual terms of the loan agreement. Loan impairment is measured using the present value of expected cash flows, the loan’s observable market price or the fair value of the collateral (less selling costs) if the loan is collateral dependent. Collateral may be real estate and/or business assets including equipment, inventory and accounts receivable. The value of business equipment, inventory and accounts receivable collateral is based on net book value on the business’ financial statements and, if necessary, discounted based on management’s review and analysis. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and the client’s business. Impaired loans are subject to nonrecurring fair value adjustments to reflect (1) partial write-downs that are based on the observable market price or current appraised value of the collateral, or (2) the full charge-off of the loan carrying value.

Other real estate owned (“OREO”) acquired through or instead of loan foreclosure is adjusted to fair value upon transfer of the loans to OREO. Subsequently, OREO is carried at the lower of carrying value or fair value. The estimated fair value for other real estate owned is determined by independent market based appraisals and other available market information. Accordingly, the valuations of OREO and other repossessed assets are subject to significant judgment. If the fair value of the collateral deteriorates subsequent to initial recognition, a valuation allowance is recorded through expense. Additionally, any operating costs incurred after acquisition are also expensed.

The estimated fair values of the Corporation’s financial instruments at the dates indicated are presented in the following tables:

	June 30, 2012
			Quoted Prices	Significant
			In Active	Other	Significant
			Markets for	Observable	Unobservable
	Carrying	Estimated	Identical Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash equivalents and federal funds sold	$21,250	$21,250	$21,250	$0	$0
Securities available for sale	20,673	20,673	0	20,673	0
Other investment securities	2,259	2,259	0	2,259	0
Loans, net of allowance for loan loss	231,909	231,196	0	0	231,196
Accrued interest receivable	1,067	1,067	1,067	0	0

Financial Liabilities:
Noninterest-bearing deposits	$(37,948)	$(37,948)	$(37,948)	$0	$0
Interest-bearing deposits	(136,075)	(136,075)	0	(136,075)	0
Time deposits	(90,667)	(89,358)	0	(89,358)	0
Accrued interest payable	(104)	(104)	(104)	0	0

	December 31, 2011
	Carrying	Estimated
	Amount	Fair Value
Financial assets
Cash equivalents and federal funds sold	$10,723	$10,723
Securities available for sale	24,852	24,852
Other investment securities	2,259	2,259
Loans, net of allowance for loan loss	231,094	224,230
Accrued interest receivable	1,275	1,275

Financial liabilities
Noninterest-bearing deposits	$(38,189)	$(38,189)
Interest-bearing deposits	(122,437)	(122,437)
Time deposits	(98,502)	(97,712)
Accrued interest payable	(106)	(106)

16.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following describes the valuation methodologies used by management to measure financial assets and liabilities at fair value. Where appropriate, the description includes information about the valuation models and key inputs to those models.

•	Cash equivalents and federal funds sold – The carrying value of cash, amounts due from banks and federal funds sold assumed to approximate fair value.

•	Investment securities – Fair value is based on quoted market prices in active markets for identical assets or similar assets in active markets. If quoted market prices are not available, with the assistance of an independent pricing service, management’s fair value measurements consider observable data which may include market maker bids, quotes and pricing models. Inputs to the pricing models include recent trades, benchmark interest rates, spreads and actual and projected cash flows.

•	Loans – The loan portfolio includes adjustable and fixed-rate loans, the fair value of which is estimated using discounted cash flow analyses. To calculate discounted cash flows, the loans are aggregated into pools of similar types and expected repayment terms. Expected cash flows were based on historical prepayment experiences and estimated credit losses for non-performing loans and were discounted using current rates at which similar loans would be made to borrowers with similar credit ratings and similar remaining maturities. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

•	Accrued interest receivable – The carrying value of accrued interest receivable approximates fair value due to the short-term duration.

•	Demand and savings deposits – The fair value of demand, money market and savings deposits, which have no stated maturity, were considered equal to their carrying amount, representing the amount payable on demand.

•	Time deposits – The fair value for fixed-rate time deposits is estimated using a discounted cash flow calculation that applies interest rates currently being offered for time deposits with similar terms and remaining maturities.

•	Accrued interest payable – The carrying value of accrued interest payable approximates fair value due to the short-term duration.

Off-Balance Sheet Financial Instruments – Fair values for off-balance sheet, credit related financial instruments are based on fees currently charged to enter into similar arrangements, taking into account the remaining terms of the agreements and the counter parties credit rating.

NOTE 10    STOCK-BASED COMPENSATION

At June 30, 2012, the Corporation had two share based compensation plans in existence, the 1997 Stock Option Plan (expired but having outstanding options that may still be exercised) and the 2009 Incentive Stock Option Plan, which is described below.

The Corporation’s 2009 Incentive Stock Option Plan, is a shareholder approved plan that permits the granting of stock options, restricted stock and certain other stock-based awards to selected key employees on a periodic basis at the discretion of the board. The plan authorizes the issuance of up to 150,000 shares of which 103,466 are available for issuance at June 30, 2012. Stock-based compensation expense is based on the estimated fair value of the award at the date of grant. The fair value of each option award is estimated on the date of grant using an option-pricing model, requiring the use of subjective assumptions. The fair value is amortized as compensation expense on a straight-line basis over the vesting period of the grants. Compensation expense related to employees is included in personnel expense while compensation expense related to directors is included in other operating expense.

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

There were no stock options or shares of restricted stock granted during the six months ended June 30, 2012. Assumptions used in estimating the fair value of stock options and restricted stock granted during 2011 are presented below:

Dividend yield	3.32%
Risk-free interest rate	1.65%
Expected volatility	24.14%
Weighted average expected life	8 yrs
Weighted average per share fair value of options	$2.94

17.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes share option activity for the period indicated:

		Weighted
	Number	Average	Number
	Of	Exercise	of Options
Stock Options	Options	Price	Exercisable
Outstanding options at January 1, 2012	40,330	$14.45	17,105
Granted	0	0.00
Exercised	0	0.00
Forfeited	(166)	12.30
Expired	0	0.00
Outstanding options at June 30, 2012	40,164	$14.46	16,939

The following is a summary of outstanding and exercisable stock options as of June 30, 2012.

		Weighted Average
	Number	Remaining
Exercise Price	of Shares	Contractual Life
$22.75	1,130	0.51	years
$26.75	1,000	3.51	years
$12.30	17,134	7.12	years
$13.25	11,100	8.13	years
$17.40	9,800	9.12	years
Total	40,164	7.61	years

Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock option. At June 30, 2012, the aggregate intrinsic value of stock options outstanding and exercisable was $245,000 and $116,000, respectively, compared to an aggregate intrinsic value of $165,000 and $85,000 at December 31, 2011.

The Corporation recognized compensation expense of $8,000 and $15,000 for the three and six months ended June 30, 2012, respectively, related to the vesting of stock options, compared to compensation expense of $5,000 and $10,000 for the same periods in 2011. The total of unrecognized compensation cost related to stock options was approximately $30,000 as of June 30, 2012. This remaining cost is expected to be recognized over a weighted average period of approximately 20.8 months.

The following table summarizes information about the Corporation’s nonvested stock option activity for the period indicated:

	Number	Weighted
	Of	Average
Nonvested Options	Options	Price
Nonvested options at January 1, 2012	23,225	$14.75
Granted	0	0.00
Vested	0	0.00
Forfeited	0	0.00
Nonvested options at June 30, 2012	23,225	$14.75

The fair value of restricted stock is equal to the fair market value of the Corporation’s common stock on the date of grant. Restricted stock awards are recorded as unearned compensation, a component of shareholders’ equity, and amortized to compensation expense over the vesting period. The Corporation recognized compensation expense related to restricted stock grants of $10,000 and $19,000 for the three and six months ended June 30, 2012, respectively, compared to compensation expense of $4,000 and $8,000 for the same periods in 2011. The total of unrecognized compensation cost related to restricted stock was approximately $56,000 as of June 30, 2012. This remaining cost is expected to be recognized over a weighted average period of approximately 22.6 months.

18.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of restricted stock activity for the period indicated is presented below:

		Weighted
	Non-vested	Average
	Number of	Grant Date
Restricted Stock	Shares	Fair Value
Nonvested balance at January 1, 2012	7,700	$15.01
Granted	0	0.00
Vested	0	0.00
Forfeited/expired	0	0.00
Nonvested balance at June 30, 2012	7,700	$15.01

19.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following review presents management’s discussion and analysis of the consolidated financial condition of Commercial Bancshares, Inc. and its wholly owned subsidiaries, Commercial Savings Bank and Commercial Financial and Insurance Agency, LTD at June 30, 2012, compared to December 31, 2011, and the consolidated results of operations for the three and six-month periods ended June 30, 2012 compared to the same periods in 2011. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements and related footnotes.

Earnings trends for the Corporation remained positive in the second quarter of 2012 following a strong first quarter. Net income for the three and six months ended June 30, 2012 was $794,000 or $0.67 per diluted share and $1,556,000 or $1.32 per diluted share, respectively, compared to $628,000 or $0.54 per diluted share and $1,245,000 or $1.07 per diluted share for the same periods in 2011. Highlights for the first six months of 2012:

•	Total loans at June 30, 2012, increased 0.35% compared to December 31, 2011; commercial loans increased 1.52% and consumer real estate loans increased 5.12%, while installment loans and home equity loans decreased 9.24% and 2.45%, respectively.

•	Total deposits at June 30, 2012, increased 2.15% compared to December 31, 2011. Savings deposits and interest-bearing demand deposit accounts increased 10.06% and 9.35%, respectively, while time deposits decreased 7.95% and noninterest-bearing demand deposit accounts decreased 0.63%.

•	The Corporation’s net interest margin, on a fully taxable equivalent basis, was 4.78% for the first half of 2012, up slightly from 4.72% for the first half of 2011.

•	The Corporation’s return on average equity and return on average assets for the first half of 2012 was 11.23% and 1.05%, respectively, compared to 9.97% and 0.84% in 2011.

•	The Corporation’s efficiency ratio, on a fully taxable equivalent basis, was 66.60% for the first half of 2012, a modest improvement from 68.51% for the first half of 2011. The efficiency ratio measures the amount of expense incurred to generate a dollar of revenue and is calculated by dividing noninterest expense by the sum of taxable equivalent net interest income before provision and other noninterest income, excluding net gains (losses) on sales of investment securities and net gains (losses) on sales of fixed assets.

•	The capital position of the Corporation remained strong with all regulatory capital ratios significantly exceeding the “well capitalized” thresholds established by regulators. The Corporation’s leverage and risk-based capital ratios at June 30, 2012 were 9.25% and 12.67%, respectively, compared to leverage and risk-based capital ratios of 8.32% and 12.24% at June 30, 2011.

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

FINANCIAL CONDITION

The Corporation’s total assets were $294,598,000 at June 30, 2012, an increase of $6,819,000 or 2.37%, from $287,779,000 at December 31, 2011. The increase in assets was primarily due to an increase of $10,811,000 in interest-earning bank balances and federal funds sold offset with a decrease of $4,179,000 in securities available for sale.

Securities available for sale are carried at fair value, with unrealized gains or losses based on the difference between amortized cost and fair value, reported net of deferred tax, as accumulated other comprehensive income (loss), a separate component of shareholders’ equity. Declines in the fair value of individual available for sale securities below their cost that are other-than temporary result in write-downs of the individual securities to their fair values. The investment portfolio consists primarily of U.S. agency securities, mortgaged-backed securities and state and municipal securities. Investment securities decreased $4,179,000 or 15.41% to $22,932,000 at June 30, 2012, from $27,111,000 at year-end 2011, predominantly due to the call of $3,082,000 in U.S. government-sponsored agencies and municipal securities along with principal pay downs and prepayments of mortgage-backed securities of $942,000.

Loans are reported at their outstanding principal balances less unearned income, the allowance for loan losses and any deferred fees or costs on originated loans. Total loans receivable, before allowance for loan losses, increased $946,000 or 0.40% to $235,819,000 at June 30, 2012, from $234,873,000 at December 31, 2011, predominantly in the commercial and agricultural loan portfolio, up $2,689,000 or 1.52% from year-end 2011. Consumer real estate loans increased $792,000 or 5.12% while installment and home equity loans decreased $2,031,000 or 9.16% and $485,000 or 2.45%, respectively. The increase in commercial and agricultural loans was primarily due to business development efforts, however, expected loan growth may be constrained by continued economic weakness in the markets served by the Corporation and competitive pressure.

The Corporation’s loan portfolio represents its largest and highest yielding assets. The fundamental lending business of the Corporation is based on understanding, measuring and controlling the credit risk inherent in the loan portfolio. The Corporation’s loan portfolio is subject to varying degrees of credit risk. Credit risk entails both general risks, which are inherent in the process of lending, and risk specific to individual borrowers. The Corporation’s credit risk is mitigated through portfolio diversification, which limits exposure to any single customer, industry or collateral type. Typically, each consumer and residential lending product has a generally predictable level of credit losses based on historical loss experience. Home mortgage and home equity loans and lines generally have the lowest credit loss experience. Loans secured by personal property, such as auto loans, generally experience medium credit losses. Credit risk in commercial lending can vary significantly, as losses as a percentage of outstanding loans can shift widely during economic cycles and are particularly sensitive to changing economic conditions. Generally, improving economic conditions result in improved operating results on the part of commercial customers, enhancing their ability to meet their particular debt service requirements. Improvements, if any, in operating cash flows can be offset by the impact of rising interest rates that may occur during improved economic times. Declining economic conditions have an adverse affect on the operating results of commercial customers, reducing their ability to meet debt service obligations.

21.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

To control and manage credit risk, management has a credit process in place to ensure credit standards are maintained along with strong oversight and review procedures. The primary purpose of loan underwriting is the evaluation of specific lending risks and involves the analysis of the borrower’s ability to service the debt as well as the assessment of the value of the underlying collateral. Oversight and review procedures include the monitoring of portfolio credit quality, early identification of potential problem credits and the aggressive management of problem credits. Executive management has implemented the following measures to proactively manage credit risk in the loan portfolios:

1)	Reviewed all underwriting guidelines for various loan portfolios and have strengthened underwriting guidelines where needed.

2)	Evaluated outside loan review parameters, engaging the services of a well-established firm to continue with such loan review, addressing not only specific loans but underwriting analysis, documentation, credit evaluation and risk identification.

3)	Increased the frequency of internal reviews of past due and delinquent loans to assess probable credit risks early in the delinquency process to minimize losses.

4)	Aggressively seeks ownership and control, when appropriate, of real estate properties, which would otherwise go through time–consuming and costly foreclosure proceedings to effectively control the disposition of such collateral.

5)	Aggressively obtaining updated financial information on commercial credits and performing analytical reviews to determine debt source capacities in business performance trends.

6)	Engaged a well-established auditing firm to analyze the Corporation’s loan loss reserve methodology and documentation.

As part of the oversight and review process, the Corporation maintains an allowance for loan losses to absorb estimated and probable losses inherent in the loan portfolio at the balance sheet date. The allowance is based on two basic principles of accounting: (1) the requirement that a loss be accrued when it is probable that the loss has occurred at the date of the financial statements and the amount of the loss can be reasonably estimated and (2) the requirement that losses, if any, be accrued when it is probable that the Corporation will not collect all principal and interest payments according to the loan’s contractual terms.

The Corporation’s allowance for loan losses has two basic components: a general reserve reflecting historical losses by loan category, as adjusted by several factors whose effects are not reflected in historical loss ratios, and specific allowances for individually indentified loans. General reserves are based upon historical loss experience by portfolio segment measured and supplemented to address various risk characteristics of the Corporation’s loan portfolio including:

•	Trends in delinquencies and other non-performing loans
•	Changes in the risk profile related to large loans in the portfolio
•	Changes in the categories of loans comprising the loan portfolio
•	Concentrations of loans to specific industry segments
•	Changes in economic conditions on both a local and a national level
•	Changes in the Corporation’s credit administration and loan portfolio management processes
•	Quality of the Corporation’s credit risk identification process

The portion of the reserve representing specific allowances is derived by accumulating the specific allowances established on individually impaired loans that have significant conditions or circumstances that indicate that a loss may be probable. Specific reserves are calculated on individually impaired loans and are established based on the Corporation’s calculation of the probable losses inherent in an individual loan. For loans on which the Corporation has not elected to use the collateral value as a basis to establish the measure of impairment, the Corporation measures impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate. In determining the cash flows to be included in the discount calculation the Corporation considers a number of factors, that combined is used to estimate the probability and severity of potential losses.

22.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•	The borrower’s overall financial condition
•	Resources and payment record
•	Support available from financial guarantors
•	The adequacy of collateral value and the ultimate realization of that value at liquidation

The general reserve comprised 84% of the total allowance at June 30, 2012 compared to 88% at December 31, 2011 while the specific allowance accounted for 16% of the total allowance at June 30, 2012 compared to 12% at December 31, 2011. The severity of estimated losses on impaired loans can differ substantially from actual losses. The general reserve is calculated in two parts based on an internal risk classification of loans within each portfolio segment. Reserves on loans considered to be “classified” under regulatory guidance are calculated separately from loans considered to be “pass” rated under the same guidance. This segregation allows the Corporation to monitor the reserves related to higher risk loans separate from the remainder of the portfolio in order to better manage risk and ensure the sufficiency of reserves.

The adequacy of the allowance is determined through careful and ongoing evaluation of the credit portfolio, and involves consideration of a number of factors to establish a prudent level. Determination of the allowance is inherently subjective and requires significant estimates, including estimated losses on pools of homogeneous loans based on historical loss experience and consideration of current economic trends, which may be susceptible to significant change. Loans deemed uncollectible are charged against the allowance, while recoveries are credited to the allowance. Management adjusts the level of the allowance through the provision for loan losses, which is recorded as a current period operating expense.

The allowance for loan losses totaled $3,910,000 at June 30, 2012, an increase of $131,000 from $3,779,000 at December 31, 2011. The ratio of annualized net charge-offs to average outstanding loans was 0.09% at June 30, 2012, compared to 0.18% at year-end 2011. The ratio of the allowance for loan losses to total loans was 1.66% at June 30, 2012, compared to 1.61% at year-end 2011. The Corporation provided $240,000 to the allowance for loan losses during the six months ended June 30, 2012 to maintain the balance at an adequate level following net charge-offs of $109,000.

Before loans are charged off, they typically go through a phase of non-performing status. Various stages exist when dealing with such non-performance. The first stage is simple delinquency, where customers consistently start paying late, 30, 60, 90 days at a time. These accounts may then be put on a list of loans to “watch” as they continue to under-perform according to original terms. Repeat offenders are moved to nonaccrual status when their delinquencies have been frequent or sustained enough to assume that normal payments may never be reestablished. This prevents the Corporation from recognizing income it may never collect and may create small negative spikes in earnings as any accrued interest already on the books is reversed from prior earnings estimates.

The Corporation’s methodology for evaluating whether a loan is impaired begins with risk-rating credits on an individual basis. Loans with a pass rating represent those not classified on the Corporation’s rating scale for problem credits, as minimal credit risk has been identified. Special mention loans are those that have a potential for weakness deserving management’s close attention. Impaired loans are those where a well-defined weakness has been identified that may put full collection of contractual cash flows at risk. During the six-month period ended June 30, 2012, total classified loans increased $2,638,000 or 19.18% from year-end 2011, primarily reflecting the downgrade of two commercial real estate credits. Management regularly reviews the updated financial position of all such loans in its portfolio and any deterioration in such position can result in a credit being downgraded.

Loans are placed on nonaccrual status when management believes the collection of interest is doubtful, or when loans are past due as to principal and interest 90 days or more, except in certain circumstances when interest accruals are continued on loans deemed by management to be fully collateralized and in the process of being collected. At June 30, 2012 and December 31, 2011, there were no 90 day delinquent loans that were on accrual status. In such cases, the loans are individually evaluated in order to determine whether to continue income recognition after 90 days beyond the due dates. When loans are charged off, any accrued interest recorded in the current fiscal year is charged against interest income. The remaining balance is treated as a loan charged-off.

23.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The impairment of a loan occurs when it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impairment is measured as the difference between the recorded investment in the loan and the evaluation of the present value of expected future cash flows or the observable market price of the loan. Loans that are collateral dependent, that is, loans where repayment is expected to be provided solely by the underlying collateral, and for which management has determined foreclosure is probable, are measured for impairment based on the fair value of the collateral. Management’s general practice is to charge down impaired, non-performing loans to the fair value of the underlying collateral of the loan, so no specific loss allocations are necessary for these loans. However, not all impaired loans are in nonaccrual status because they may be current with regards to the payment terms. Their determination as an impaired loan is based on some inherent weakness in the credit that may, if certain circumstances occur or arise, result in an inability to comply with the loan agreement’s contractual terms. Impaired loans exclude large groups of smaller-homogeneous loans that are collectively evaluated for impairment such as consumer real estate and installment loans.

The allowance for loan losses, specifically related to impaired loans at June 30, 2012 and December 31, 2011 was $609,000 and $451,000, respectively, related to loans with principal balances of $5,008,000 and $3,583,000. During the first half of 2012, the increase in impaired loans with specified reserves was primarily due to the addition of two commercial real estate credits. The allowance for loan losses with no related allowance recorded at June 30, 2012 was $6,668,000, compared to $3,817,000 at December 31, 2011, reflecting the addition of two commercial real estate credits. The Corporation’s financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on the loan portfolio, unless a loan is placed on nonaccrual status. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected. For the three and six months ended June 30, 2012, the Corporation received interest payments related to these loans of $15,000 compared to interest payments of $8,000 and $22,000 for the three and six months ended June 30, 2011, respectively.

Management has taken what it believes to be a proactive position on identifying problems with credits and their ultimate collectability using both internal and external portfolio loan reviews, and believes any potential losses which may be incurred on these credits in the future are incorporated into its analysis of the adequacy of the Corporation’s allowance for loan losses.

Loans may have their terms restructured in circumstances that provide payment relief to a borrower experiencing financial difficulty. From time to time, the Corporation may extend, restructure, or otherwise modify the terms of existing loans, on a case-by-case basis, to remain competitive and retain certain customers, as well as assist other customers who may be experiencing financial difficulties. If the borrower is experiencing financial difficulties and a concession has been made at the time of such modification, the loan is classified as a troubled debt restructured loan (“TDR”). All such restructured loans are considered impaired loans and may either be in accruing or nonaccruing status. If the borrower has demonstrated performance under the previous terms and the Corporation’s underwriting process shows the borrower has the capacity to continue to perform under the restructured terms, the loan will continue to accrue interest. Once a loan is classified as a TDR, this classification will remain until documented improvement in the financial position of the account supports confidence that all principal and interest will be paid according to terms. Additionally, the customer must have reestablished a track record of timely payments according to the restructured contract terms prior to consideration of removing the loan from TDR status.

Performing TDRs (not reported as nonaccrual) totaled $5,084,000 and $5,173,000 at June 30, 2012 and December 31, 2011, respectively, while non-performing TDRs totaled $2,807,000 and $769,000 for the same periods. The $7,891,000 in modified loans represents 10 credit relationships in which economic concessions were granted to borrowers to better align the terms of their loans with their current ability to pay. Of this total, $5,484,000 represents 3 hotel loans. All three borrowers began experiencing financial difficulties primarily relating to occupancy problems common in the industry. There are no commitments to lend additional amounts to borrowers with loans that are classified as troubled debt restructurings as of June 30, 2012.

Total non-performing loans include impaired loans on nonaccrual status along with those loans still accruing that are contractually past due 90 days or more. Non-performing loans totaled $7,227,000 at June 30, 2012, an increase of $5,375,000 from $1,852,000 at December 31, 2011. The increase in nonaccrual loans was primarily due to three large commercial real estate credits totaling $4,851,000. Management evaluated non-performing loans for impairment at June 30, 2012. Based on this impairment analysis, a specified reserve of $521,000 was recorded. At June 30, 2012, non-performing commercial loans made up 93.52% or $6,759,000 of all non-performing loans while non-performing real estate and consumer loans totaled $374,000 and $94,000, respectively. The ratio of non-performing loans to total loans was 3.06% at June 30, 2012 compared to 0.79% at December 31, 2011.

24.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other assets of $18,507,000 decreased $344,000 or 1.82% at June 30, 2012 from $18,851,000 at December 31, 2011, primarily reflecting the decrease in accrued interest receivable. OREO is comprised of properties acquired by the Corporation in partial or total satisfaction of problem loans. OREO and other repossessed assets are initially recorded at fair value on the date of acquisition less estimated costs of disposal (net realizable value). Losses existing at the time of acquisition of such properties are charged against the allowance for loan losses. Subsequent write-downs that may be required are expensed as incurred. Gains and losses realized from the sale of OREO and other repossessed assets, as well as valuation adjustments, are included in noninterest expense as well as expenses of operation. The Corporation had no OREO properties at June 30, 2012 or at December 31, 2011. Other repossessed assets totaled $78,000 at June 30, 2012 compared to $47,000 at December 31, 2011.

Total deposits were $264,690,000 at June 30, 2012, an increase of $5,562,000 or 2.15% from $259,128,000 at December 31, 2011. The growth in deposits was largely driven by an increase of $11,760,000 or 11.33% in interest-bearing demand account balances and, to a lesser extent, an increase of $1,878,000 or 10.06% in savings account balances. The activity in these deposit products can be attributed primarily to customers’ emphasis on safety and liquidity considering the current low interest rates and the volatility of alternative investments. Smaller certificates of deposit balances decreased $3,562,000 or 7.10% while certificates of deposit greater than $100,000 decreased $3,636,000 or 12.02% over the first six months of the year as the Corporation managed its net interest margin.

During the first six months of 2012, total shareholders’ equity increased $1,295,000 or 4.80% to $28,294,000 at June 30, 2012 from $26,999,000 at December 31, 2011. This increase was due primarily to net income during the period of $1,556,000, plus adjustments related to employee compensation costs, deferred compensation plan and treasury stock activity of $85,000, less dividends of $291,000. Included in shareholders’ equity is accumulated other comprehensive income which includes the net after-tax impact of unrealized gains on investment securities classified as available for sale which decreased $55,000 during 2012. Such unrealized gains or losses are generally due to changes in interest rates and represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities classified as available for sale. During the first six months of 2012, the Corporation returned 18.70% of earnings through dividends of $291,000 at $0.25 per share.

RESULTS OF OPERATIONS

Net income, after taxes for the three months ended June 30, 2012 increased $166,000 or 26.43% to $794,000 when compared to $628,000 for the same period in 2011. Diluted earnings per share increased to $0.67 per share for the three months ended June 30, 2012 from $0.54 for the same period in 2011. Net income, after taxes for the six months ended June 30, 2012 increased $311,000 or 24.98% to $1,556,000 when compared to $1,245,000 for the same period in 2011. Diluted earnings per share increased to $1.32 for the six months ended June 30, 2012 from $1.07 for the same period in 2011. The following discussion details the contributing factors influencing these operating results.

The largest source of the Corporation’s operating revenue is net interest income, which is the difference between the interest earned on interest-earning assets and the interest paid on interest-bearing liabilities. The level of net interest income is dependent upon the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities. For purposes of this discussion and analysis, net interest income is presented on a taxable equivalent basis to facilitate performance comparisons among various taxable and tax-exempt assets, such as certain state and municipal securities. A tax rate of 34% was used in adjusting interest on tax-exempt assets to a fully taxable equivalent basis.

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

TABLE 1 YIELD ANALYSIS

	Three Months Ended June 30,
	2012			2011
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	balance	Expense	Rate	balance	Expense	Rate
Federal funds sold	$22,996	$14	0.24%	$13,022	$6	0.18%
Investment securities:
Taxable securities (1)	10,030	79	3.17	21,723	141	2.60
Tax-exempt securities (1)	13,748	201	5.88	15,889	235	5.93
Loans (2) (3)	229,687	3,307	5.79	221,358	3,461	6.27
Earning assets	276,461	3,601	5.24%	271,992	3,843	5.67%
Other assets	23,378			23,808
Total assets	$299,839			$295,800

Interest-bearing demand deposits	$118,500	30	0.10%	$105,238	35	0.13%
Savings deposits	20,871	3	0.06	18,063	4	0.09
Time deposits	91,847	337	1.48	113,030	518	1.84
Borrowed funds	22	0	0.00	0	0	0.00
Interest-bearing liabilities	$231,240	370	0.64%	$236,331	557	0.95%
Noninterest-bearing demand deposits	38,878			32,093
Other liabilities	1,524			1,852
Shareholders’ equity	28,197			25,524
Total liabilities and
shareholders’ equity	$299,839			$295,800

Net interest income		$3,231			$3,286

Interest rate spread			4.60%			4.72%
Net interest margin (5)			4.70%			4.85%

(1)	Average yields on all securities have been computed based on amortized cost. Income on tax-exempt securities has been computed on a taxable-equivalent basis using a 34% federal tax rate and a 20% disallowance of interest expense deductibility under TEFRA rules. The amount of such adjustment was $70,000 and $80,000 for the three months ended June 30, 2012 and 2011, respectively.
(2)	Average balance is net of deferred loan fees of $332,000 and $124,000 for the three months ended June 30, 2012 and 2011, respectively.
(3)	Interest income includes loan fees of $131,000 and $130,000 for the three-month period ended June 30, 2012 and 2011, respectively, as well as $64,000 and $57,000 of deferred dealer reserve expense for the same years.
(4)	Average loan balances include nonaccruing loans.
(5)	Net interest income as a percentage of average interest-earning assets.

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

TABLE 2 YIELD ANALYSIS

For the six-month period ended June 30, 2012 and 2011.

(In thousands)

	Six Months Ended June 30,
	2012			2011
	Interest	Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	balance	Expense	Rate	balance	Expense	Rate
Federal funds sold	$21,334	$24	0.23%	$17,821	$18	0.20%
Investment securities:
Taxable securities (1)	10,871	170	3.14	21,146	285	2.72
Tax-exempt securities (1)	13,894	405	5.86	15,898	473	6.00
Loans (2) (3)	229,149	6,701	5.88	221,135	6,866	6.26
Earning assets	275,248	7,300	5.33%	276,000	7,642	5.58%
Other assets	23,763			23,971
Total assets	$299,011			$299,971

Interest-bearing demand deposits	$114,862	58	0.10%	$105,490	71	0.14%
Savings deposits	20,250	5	0.05	17,614	11	0.13
Time deposits	94,700	690	1.47	117,543	1,103	1.89
Borrowed funds	11	0	0.00	0	0	0.00
Interest-bearing liabilities	$229,823	753	0.66%	$240,647	1,185	0.99%
Noninterest-bearing demand deposits	39,712			31,895
Other liabilities	1,604			2,256
Shareholders’ equity	27,872			25,173
Total liabilities and
shareholders’ equity	$299,011			$299,971

Net interest income		$6,547			$6,457

Interest rate spread			4.67%			4.59%
Net interest margin (5)			4.78%			4.72%

(1)	Average yields on all securities have been computed based on amortized cost. Income on tax-exempt securities has been computed on a taxable-equivalent basis using a 34% federal tax rate and a 20% disallowance of interest expense deductibility under TEFRA rules. The amount of such adjustment was $142,000 and $161,000 for the six months ended June 30, 2012 and 2011, respectively.
(2)	Average balance is net of deferred loan fees of $308,000 and $115,000 for the six months ended June 30, 2012 and 2011, respectively. Unearned income was fully amortized at June 30, 2012 compared to a remaining balance of $2,000 at June 30, 2011.
(3)	Interest income includes loan fees of $254,000 and $229,000 for the six-month period ended June 30, 2012 and 2011, respectively, as well as $118,000 and $113,000 of deferred dealer reserve expense for the same years.
(4)	Average loan balances include nonaccruing loans.
(5)	Net interest income as a percentage of average interest-earning assets.

27.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net interest income for the three months ended June 30, 2012 was $3,231,000, a decrease of $55,000 or 1.67%, from $3,286,000 for the same period in 2011. The average yield on interest-earning assets was 5.24% for the three months ended June 30, 2012, a decrease of 43 basis points from 5.67% for the same period in 2011. The average cost of funds for the three months ended June 30, 2012 was 0.64%, a decrease of 31 basis points from 0.95% for the same period in 2011. The Corporation’s net interest margin for the second quarter of 2012 was 4.70% compared to 4.85% for the same quarter in 2011. The continued downward repricing of the Corporation’s variable rate loans as well as carrying a significantly higher balance in low yielding federal funds sold in a sustained low interest rate environment has negatively impacted net interest margin for the second quarter of 2012.

Net interest income for the six months ended June 30, 2012 was $6,547,000, an increase of $90,000 or 1.39% from $6,457,000 for the same period in 2011. The Corporation’s net interest margin for the first six months of 2012 was 4.78%, a slight improvement from 4.72% for the same period in 2011. With approximately 71% of the Corporation’s loan portfolio in floating rate instruments at June 30, 2012, the effects of low market rates continue to impact loan yields.

Interest and fee income for the second quarter of 2012 totaled $3,601,000, a decrease of $242,000 or 6.30% from $3,843,000 for the second quarter in 2011. Average net loans, comprising 83.08% and 81.38% of average-earning assets at June 30, 2012 and 2011, respectively, increased $8,329,000 or 3.76%, while the average tax-equivalent yield earned decreased 48 basis points. The decline in interest income on loans was largely due to the downward re-pricing of variable rate loans. Average federal funds sold, comprising 8.32% and 4.79% of average-earning assets at June 30, 2012 and 2011, respectively, increased $9,974,000 or 76.59%, while the average yield earned increased 6 basis points. Average investment securities, comprising 8.60% and 13.83% of average-earning assets at June 30, 2012 and 2011, respectively, decreased $13,834,000 or 36.78%, while the average tax-equivalent yield earned increased 73 basis points.

Interest and fee income for the six months ended June 30, 2012 was $7,300,000, a decrease of $342,000 or 4.48%, from $7,642,000 for the six months ended June 30, 2011. Average net loans, comprising 83.25% and 80.12%, of average-earning assets at June 30, 2012 and 2011, respectively, increased $8,014,000 or 3.62%, while the average tax-equivalent yield earned decreased 38 basis points, resulting from the downward re-pricing of variable rate loans and new loans originated at lower market rates as well as maturities and repayments of loans with higher rates. Average fed funds sold, comprising 7.75% and 6.46% of average-earning assets at June 30, 2012 and 2011, respectively, increased $3,513,000 or 19.71%, while the average yield earned increased 3 basis points. Average investment securities, comprising 9.00% and 13.42% of average-earning assets at June 30, 2012 and 2011, respectively, decreased $12,279,000 or 33.15%, while the average tax-equivalent yield earned increased 54 basis points.

Interest expense for the second quarter of 2012 totaled $370,000, a decrease of $187,000 or 33.57%, from $557,000 for the second quarter in 2011. Average interest-bearing demand deposits, comprising 51.25% and 44.53% of average interest-bearing liabilities at June 30, 2012 and 2011, respectively, increased $13,262,000 or 12.60%, while the average rate paid decreased 3 basis points. Average time deposits, comprising 39.72% and 47.83% of average interest-bearing liabilities at June 30, 2012 and 2011, decreased $21,183,000 or 18.74%, while the average rate paid decreased 36 basis points.

Interest expense for the six months ended June 30, 2012 was $753,000, a decrease of $432,000 or 36.46%, from $1,185,000 for the six months ended June 30, 2011. Average interest-bearing demand deposits, comprising 49.98% and 43.84% of average interest-bearing liabilities at June 30, 2012 and 2011, respectively, increased 9,372,000 or 8.88%, while the average rate paid decreased 4 basis points. Average time deposits, comprising 41.21% and 48.84% of average interest-bearing liabilities at June 30, 2012 and 2011, respectively, decreased $22,843,000 or 19.43%, while the average rate paid decreased 42 basis points. Deposit activity during the first half of 2012 continued to be affected by the slow and uneven economic recovery as customers redeployed maturing certificates of deposits into short-term instruments to preserve liquidity. Additionally, management continued to manage its net interest margin by strategic declines in deposits as it reduced its rates on certificates of deposit.

Provisions for loan losses are charged against income to bring the allowance for loan losses to a level deemed adequate by management. In evaluating the allowance for loan losses, management considers factors that include loan growth, composition, diversification, or conversely, concentrations by industry, geography or collateral within the portfolio, historical loan loss experience, current delinquency levels, estimated value of underlying collateral, prevailing economic conditions and other relevant factors. Provision for loan losses for the three and six months ended June 30, 2012, totaled $90,000 and $240,000, respectively, compared to $330,000 and $525,000 for the three and six months ended June 30, 2011. Impacting the provision for loan losses in any accounting period are several factors including the amount of loan growth during the period, broken down by loan type, the level of charge-offs during the period, the changes in the amount of impaired loans, changes in risk ratings assigned to loans, specific loan impairments, credit quality, and ultimately, the results of management’s assessment of the inherent risks of the loan portfolio.

28.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management considers the allowance for loan losses at June 30, 2012 adequate to cover loan losses based on its assessment of various factors affecting the loan portfolio, including the level of problem loans, overall delinquencies, business conditions, estimated collateral values and loss experience. A further decline in local and national economic conditions, or other factors, could result in a material increase in the allowance for loan losses which could adversely affect the Corporation’s financial condition and results of operations. Further information relating to factors affecting the allowance for loan losses is discussed under Financial Condition.

Noninterest income consists primarily of fees and commissions earned on services that are provided to the Corporation’s banking customers and, to a lesser extent, gains on sales of OREO and other repossessed assets and other miscellaneous income. Noninterest income for the three and six months ended June 30, 2012 was $576,000 and $1,118,000, respectively, an increase of $21,000 and $52,000 when compared to $555,000 and $1,066,000 for the three and six months ended June 30, 2011. Customer service and overdraft fee income for the three and six months ended June 30, 2012 was $374,000 and $735,000, respectively, a decrease of $17,000 and $18,000 when compared to $391,000 and $753,000 for the same periods in 2011.

Other income for the three and six months ended June 30, 2012 was $202,000 and $383,000, respectively, an increase of $38,000 and $70,000 when compared to $164,000 and $313,000 for the same periods in 2011. The increase in other income for both the three and six month periods is primarily due to an increase in third-party originations, reflecting an increase in residential mortgage production compared to the prior year.

Noninterest expense consists primarily of personnel, occupancy, equipment and other expenses. Noninterest expense for the three and six months ended June 30, 2012 totaled $2,535,000 and $5,105,000, respectively, a decrease of $50,000 and $58,000 when compared to $2,585,000 and $5,163,000 for the same periods in 2011. The decrease in noninterest expense for the first six months in 2012 was primarily due to a reduction in FDIC assessments and to a lesser extent, decreases in professional fees, premises and equipment, and OREO and miscellaneous loan expense offset with an increase in salaries and employee benefits.

Salary and benefits decreased $4,000 and increased $109,000 for the three and six months ended June 30, 2012 compared to the same periods in 2011. The increase for the six-month period ended June 30, 2012 was primarily due to a 3% planned increase in salaries as well as an increase in hospitalization expense. Premises and equipment decreased $2,000 and $35,000 for the three and six months ended June 30, 2012 compared to the same periods in 2011, primarily as a result of decreased depreciation expense as older assets became fully depreciated in 2011. Professional fees increased $9,000 and decreased $43,000 for the three and six months ended June 30, 2012 compared to the same periods in 2011. The decrease for the six-month period ended June 30, 2012 primarily reflects a decrease in legal expenses associated with problem credits. FDIC assessments decreased $51,000 and $111,000, for the three and six months ended June 30, 2012 compared to the same periods in 2011, primarily reflecting a regulatory change in the calculation of such premiums. OREO and miscellaneous loan expense decreased $27,000 and $32,000 for the three and six months ended June 30, 2012 compared to the same periods in 2011, primarily due to the decline in OREO and repossessed asset balances in 2012 compared to a year ago. Average OREO and repossessed assets for the six months ended June 30, 2012 totaled $46,000 compared to $182,000 for the six months ended June 30, 2011.

The Corporation recorded a provision for income taxes of $318,000 and $622,000 for the three and six months ended June 30, 2012, respectively, an increase of $100,000 and $193,000 when compared to $218,000 and $429,000 for the same periods in 2011. The increase in income tax expense was largely driven by an increase in pre-tax income offset by earning adjustments relating to tax-free revenue. The Corporation’s effective tax rate was 28.60% and 28.56% for the three and six months ended June 30, 2012, respectively, compared to $25.77% and 25.63% for the same periods in 2011. The difference between the Corporation’s effective tax rate and the statutory rate is primarily attributable to the Corporation’s tax-exempt income. Tax-exempt income includes income earned on certain municipal investments that qualify for state and/or federal income tax exemption and the Corporation’s earnings on Bank-owned life insurance policies, which are exempt from federal taxation.

29.

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

The Corporation’s liquidity ratio at June 30, 2012 was 7.99% compared to 6.42% at year-end 2011. Another measure of liquidity is the relationship of net loans to deposits and borrowed funds with lower ratios indicating greater liquidity. At June 30, 2012, the ratio of net loans to deposits and borrowed funds was 87.62% compared to 89.18% at December 31, 2011. Management believes its sources of liquidity are adequate to meet the needs of the Corporation.

Liquidity can also be analyzed by utilizing the Consolidated Statement of Cash Flows. Net cash flows resulted in an increase of $10,527,000 in cash equivalents and federal funds sold for the six-month period ended June 30, 2012 compared to a decrease in cash equivalents and federal funds sold of $6,664,000 for the six-month period ended June 30, 2011. In 2012, total cash from operating activities of $2,366,000, proceeds from maturities and repayments of securities of $4,024,000, an increase in deposit balances of $5,562,000, along with the proceeds from OREO and other repossessed asset sales of $73,000 and an increase in deferred compensation plan activity of $51,000, was utilized to fund loan growth of $1,011,000, fund capital expenditures of $247,000 and pay dividends of $291,000.

In 2011, total cash from operating activities of $767,000, proceeds from maturities and repayments of securities of $3,913,000, net cash repayments received on loans of $6,555,000, along with the proceeds from OREO and other repossessed asset sales of $187,000 and an increase in deferred compensation plan activity of $55,000, was used to purchase investment securities of $4,149,000, fund capital expenditures of $270,000, satisfy deposit withdrawals of $13,445,000 and pay dividends of $277,000.

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

30.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Bank’s leverage and risk-based capital ratios at June 30, 2012 were 9.0% and 12.5% respectively, compared to leverage and risk-based capital ratios of 8.9% and 12.0% at year-end 2011. The Bank exceeded minimum regulatory requirements to be considered well capitalized for both periods. Should it become necessary to raise capital to expand the activities of the Corporation, there are sufficient un-issued shares to effect a merger, or solicit new investors.

TABLE 3 CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Corporation has certain obligations and commitments to make future payments under contract. The following table presents the Corporation’s contractual obligations and commitments (in thousands) at June 30, 2012:

Contractual obligations

	Payments Due by Period
		Less Than			After
	Total	One Year	1-3 Years	3-5 Years	5 Years
Time deposits and certificates of deposit	$90,667	$40,139	$37,881	$7,369	$5,278
Borrowed funds	0	0	0	0	0
Total contractual obligations	$90,667	$40,139	$37,881	$7,369	$5,278

Other commitments

	Amount of Commitment – Expiration by Period
		Less Than			After
	Total	One Year	1-3 Years	3-5 Years	5 Years
Commitments to extend commercial credit	$27,778	$13,089	$4,037	$72	$10,580
Commitments to extend consumer credit	12,079	1,343	3,095	3,448	4,193
Standby letters of credit	357	347	10	0	0
Total other commitments	$40,214	$14,779	$7,142	$3,520	$14,773

Other obligations and commitments include the deferred compensation plan, index plan reserve and split dollar life insurance. The timing of payments for these plans is unknown. See Note 1 of the 2011 Annual Report for additional details.

Items reported under “Contractual Obligations” represent standard bank financing activity under normal terms and practices. Such funds normally rollover or are replaced by like items depending on the then-current financing needs. Items reported under “Other Commitments” also represent standard bank activity, but for extending credit to bank customers. Commercial credits generally represent lines of credit or approved loans with drawable funds still available under the contract terms. On an on-going basis, approximately half of these amounts are expected to be drawn. Consumer credits generally represent amounts drawable under revolving home equity lines or credit card programs. Such amounts are usually deemed less likely to be drawn upon in total as consumers tend not to draw down all amounts on such lines. Utilization rates tend to be fairly constant over time. Standby letters of credit represent guarantees to finance specific projects whose primary source of financing comes from other sources. In the unlikely event of the other source’s failure to provide sufficient financing, the bank would be called upon to fill the need. The Corporation is also continually engaged in the process of approving new loans in a bidding competition with other banks. Management and Board committees approve the terms of these potential new loans with conditions and/or counter terms made to the applicant customers. Customers may accept the terms, make a counter proposal, or accept terms from a competitor. These loans are not yet under contract, but offers have been tendered, and would be required to be funded if accepted. Such agreements represent approximately $11,797,000 at June 30, 2012 in varying maturity terms.

31.

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

There was no change in the Corporation’s internal control over financial reporting that occurred during the Corporation’s fiscal quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

32.

COMMERCIAL BANCSHARES, INC.

FORM 10-Q

Quarter ended June 30, 2012

PART II – OTHER INFORMATION

Item 1	Legal Proceedings

There are no matters required to be reported under this item.

Item 1A	Risk Factors

There have been no material changes from risk factors as previously disclosed in Part 1, Item 1.A. of Commercial Bancshares, Inc.’s 10-K filed on March 19, 2012.

Item 2	Unregistered Sales of Securities and Use of Proceeds

For the three months ended June 30, 2012, a total of 1,228 shares were issued from treasury to the Commercial Bancshares, Inc., Deferred Compensation Plan (the “Plan”) at a total cost of $33,574. For the six months ended June 30, 2012, a total of 2,766 shares were issued from treasury to the Plan at a total cost of $75,608. These transactions were not registered, but were made in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

Additionally, the Corporation delivered 544 shares totaling $9,395 under the Plan to various members of the Board for the six months ended June 30, 2012.

The following table reflects shares repurchased by the Corporation during the quarter ended June 30, 2012, including any shares purchased as part of a repurchase program approved by the Corporation’s Board of Directors in June 2009.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
04/01/12 - 04/30/12	-0-	n/a	-0-	23,548

05/01/12 - 05/31/12	-0-	n/a	-0-	23,548

06/01/12 - 06/30/12	-0-	n/a	-0-	23,548

Total	-0-	n/a	-0-	23,548

Item 3	Defaults upon Senior Securities

There are no matters required to be reported under this item.

Item 4	Mine Safety Disclosures

Not applicable

Item 5	Other Information

There are no matters required to be reported under this item.

33.

COMMERCIAL BANCSHARES, INC.
FORM 10-Q Quarter ended June 30, 2012
PART II – OTHER INFORMATION

Item 6	Exhibits:

Exhibit
Number	Description of Document

3.1.a.	Amended Articles of Incorporation of the Corporation
(incorporated by reference to Registrant’s Form 8-K dated April 27, 1995)

3.1.b.	Amendment to the Corporation’s Amended Articles of Incorporation to increase the number of shares authorized for the issuance to 4,000,000 common shares, no par value
(incorporated by reference to Appendix I to Registrant’s Definitive Proxy Statement

3.2	Code of Regulations of the Corporation
(incorporated by reference to Registrant’s Form 8-K dated April 27, 1995)

4	Form of Certificate of Common Shares of the Corporation
(incorporated by reference to Registrant’s Form 8-K dated April 27, 1995)

11	Statement re computation of per share earnings (reference is hereby made to Note 2 of the Consolidated Financial Statements on page 7 hereof)

31.1	Certification by CEO Pursuant to Sarbanes Oxley Section 302

31.2	Certification by CFO Pursuant to Sarbanes Oxley Section 302

32.1	Certification by CEO Pursuant to Sarbanes Oxley Section 906

32.2	Certification by CFO Pursuant to Sarbanes Oxley Section 906

101 **	The following material from the Corporation’s Form 10-Q Report for the quarterly period ended June 30, 2012, formatted in XBRL: (1) Unaudited Condensed Consolidated Balance Sheets, (2) Unaudited Consolidated Statements of Income, (3) Unaudited Consolidated Statements of Comprehensive Income, (4) Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity, (5) Unaudited Condensed Consolidated Statements of Cash Flows, and (6) the Notes to Unaudited Condensed Consolidated Financial Statements.

** Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, and are otherwise not subject to liability under these sections.

34.

COMMERCIAL BANCSHARES, INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL BANCSHARES, INC.
(Registrant)

Date: August 13, 2012	/s/ Robert E. Beach
(Signature)
Robert E. Beach
President and Chief Executive Officer

Date: August 13, 2012	/s/ Scott A. Oboy
(Signature)
Scott A. Oboy
Executive Vice President and Chief Financial Officer

35.