Form 10-Q
period 2012-09-30
COMMERCIAL BANCSHARES INC \OH\
filed 2012-11-14
CIK 1009976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2012. Commission File Number 000-27894

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

As of November 13, 2012, the latest practicable date, there were 1,169,840 outstanding of the registrant’s common stock, no par value.

COMMERCIAL BANCSHARES, INC.

2.

COMMERCIAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	(Unaudited)
	September 30,	December 31,
	2012	2011
ASSETS
Cash and cash equivalents	$5,480	$5,435
Federal funds sold	12,954	5,288
Cash equivalents and federal funds sold	18,434	10,723

Securities available for sale	18,117	24,852
Other investment securities	2,259	2,259
Total loans	244,971	234,873
Allowance for loan losses	(4,250)	(3,779)
Loans, net	240,721	231,094
Premises and equipment, net	7,263	7,406
Accrued interest receivable	1,392	1,275
Other assets	9,991	10,170

Total assets	$298,177	$287,779

LIABILITIES
Deposits
Noninterest-bearing demand	$40,616	$38,189
Interest-bearing demand	115,621	103,774
Savings and time deposits	83,283	86,918
Time deposits $100,000 and greater	26,230	30,247
Total deposits	265,750	259,128
FHLB advances	1,950	0
Accrued interest payable	109	106
Other liabilities	1,594	1,546
Total liabilities	269,403	260,780

SHAREHOLDERS' EQUITY
Common stock, no par value; 4,000,000 shares authorized, 1,186,638 shares issued in 2012 and 2011	11,737	11,621
Retained earnings	17,696	16,058
Unearned compensation	(88)	(76)
Deferred compensation plan shares; at cost, 46,510 shares in 2012 and 41,606 shares in 2011	(811)	(717)
Treasury stock; 17,170 shares in 2012 and 23,913 shares in 2011	(469)	(654)
Accumulated other comprehensive income	709	767
Total shareholders' equity	28,774	26,999

Total liabilities and shareholders' equity	$298,177	$287,779

See notes to the consolidated financial statements.

3.

COMMERCIAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Interest income
Interest and fees on loans	$3,328	$3,550	$10,022	$10,412
Interest on investment securities:
Taxable	72	127	242	411
Tax-exempt	128	153	397	469
Federal funds sold	11	4	35	22
Total interest income	3,539	3,834	10,696	11,314
Interest expense
Interest on deposits	362	515	1,115	1,700
Interest on borrowings	9	0	9	0
Total interest expense	371	515	1,124	1,700

Net interest income	3,168	3,319	9,572	9,614
Provision for loan losses	408	229	648	754
Net interest income after provision for loan losses	2,760	3,090	8,924	8,860

Noninterest income
Service fees and overdraft charges	371	399	1,107	1,152
Other income	207	146	589	459
Total noninterest income	578	545	1,696	1,611

Noninterest expense
Salaries and employee benefits	1,403	1,409	4,246	4,143
Premises and equipment	317	312	950	980
OREO and miscellaneous loan expense	46	69	141	198
Professional fees	94	135	327	410
Data processing	52	51	152	149
Software maintenance	109	88	306	271
Advertising and promotional	69	69	186	182
FDIC deposit insurance	68	16	179	238
Franchise tax	83	79	244	236
Losses on other repossessed asset sales, net	11	28	13	55
Other operating expense	292	282	905	838
Total noninterest expense	2,544	2,538	7,649	7,700

Income before income taxes	794	1,097	2,971	2,771
Income tax expense	214	303	835	733

Net income	$580	$794	$2,136	$2,038

Basic earnings per common share	$0.50	$0.68	$1.83	$1.76
Diluted earnings per common share	$0.49	$0.68	$1.81	$1.75

See notes to the consolidated financial statements.

4.

COMMERCIAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(Dollars in thousands)

	Three Months Ended
	September 30,
	2012	2011

Net Income	$580	$794

Unrealized holding gain (loss) on securities:
Net gain (loss) arising during period	(4)	339
Reclassification to net income of net realized loss	0	0
Net securities gain (loss) during the period	(4)	339
Tax effect	(1)	115
Other comprehensive income (loss), net of tax	(3)	224
Comprehensive income, net of tax	$577	$1,018

	Nine Months Ended
	September 30,
	2012	2011

Net Income	$2,136	$2,038

Unrealized holding gain (loss) on securities:
Net gain (loss) arising during period	(87)	519
Reclassification to net income of net realized loss	0	0
Net securities gain (loss) during the period	(87)	519
Tax effect	(29)	176
Other comprehensive income (loss), net of tax	(58)	343
Comprehensive income, net of tax	$2,078	$2,381

See notes to the consolidated financial statements.

5.

COMMERCIAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
(Unaudited)

(Dollars in thousands, except per share data)

	Nine Months Ended
	September 30,
	2012	2011

Balance at beginning of period	$26,999	$24,389

Comprehensive income
Net income	2,136	2,038
Change in net unrealized gain (loss) on securities available for sale, net of reclassification and tax effects	(58)	343
Total comprehensive income	2,078	2,381

Stock-based compensation	52	33

Issuance of treasury stock under stock option plans	3	10

Deferred compensation plan activity	79	77

Dividends paid ($0.375 and $0.360 per share in 2012 and 2011)	(437)	(416)

Balance at end of period	$28,774	$26,474

See notes to the consolidated financial statements.

6.

COMMERCIAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
	($ in thousands)
Cash flows from operating activities
Net income	$2,136	$2,038
Adjustments	1,256	(203)
Net cash from operating activities	3,392	1,835

Cash flows from investing activities
Securities available for sale:
Purchases	0	(4,149)
Maturities, calls and repayments	6,550	8,427
Net change in loans	(10,207)	6,162
Proceeds from sale of OREO and other repossessed assets	113	187
Bank premises and equipment expenditures	(354)	(337)
Net cash from investing activities	(3,898)	10,290

Cash flows from financing activities
Net change in deposits	6,622	(15,793)
Advances from FHLB	1,950	0
Cash dividends paid	(437)	(416)
Issuance of treasury stock under stock option plans	3	10
Deferred compensation plan activity	79	77
Net cash from financing activities	8,217	(16,122)

Net change in cash equivalents and federal funds sold	7,711	(3,997)

Cash equivalents and federal funds sold at beginning of period	10,723	22,080

Cash equivalents and federal funds sold at end of period	$18,434	$18,083

Supplemental disclosures
Cash paid for interest	$1,121	$1,742
Cash paid for income taxes	675	1,310
Non-cash transfer of loans to foreclosed and other repossessed assets	162	424

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

The condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the Corporation’s financial position at September 30, 2012, and the results of operations and changes in cash flows for the periods presented have been made.

Certain information and footnote disclosures typically included in financial statements prepared in accordance with U.S. generally accepted principles have been omitted. The Annual Report for the year ended December 31, 2011, contains consolidated financial statements and related footnote disclosures which should be read in conjunction with the accompanying consolidated financial statements. Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for any future periods or for the year ending December 31, 2012.

NOTE 2 EARNINGS PER SHARE

Weighted average shares used in determining basic and diluted earnings per share for the three months ended September 30:

	2012	2011
Weighted average shares outstanding during the period	1,168,262	1,158,882
Dilutive effect of stock options	10,648	8,220
Weighted average shares considering dilutive effect	1,178,910	1,167,102

Anti-dilutive stock options not considered in computing diluted earnings per share	2,130	2,130

Weighted average shares used in determining basic and diluted earnings per share for the nine months ended September 30:

	2012	2011
Weighted average shares outstanding during the period	1,165,870	1,155,828
Dilutive effect of stock options	11,322	7,820
Weighted average shares considering dilutive effect	1,177,192	1,163,648

Anti-dilutive stock options not considered in computing diluted earnings per share	2,130	2,130

8.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 INVESTMENT SECURITIES

The amortized cost and estimated fair value of securities available for sale at the dates indicated are presented in the following table:

	September 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
State and political subdivisions	$12,457	$779	$(12)	$13,224
Mortgage-backed securities	4,585	308	0	4,893
Total securities available for sale	$17,042	$1,087	$(12)	$18,117

	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
U.S. Government and federal agencies	$4,057	$9	$0	$4,066
State and political subdivisions	13,578	798	(4)	14,372
Mortgage-backed securities	6,054	360	0	6,414
Total securities available for sale	$23,689	$1,167	$(4)	$24,852

At September 30, 2012 and December 31, 2011, investment securities with a carrying value of $15,793,000 and $18,219,000, respectively, were pledged to secure public deposits and other deposits and liabilities as required or permitted by law.

The estimated fair values of investment securities (in thousands) at September 30, 2012, by contractual maturity are shown below. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

Fair Value
Due less than one year	$809
Due after one year through five years	5,385
Due after five years through ten years	6,111
Due after ten years	919
Mortgage-backed securities	4,893
Total securities available for sale	$18,117

Gross unrealized losses on securities and the estimated fair value of the related securities aggregated by security category and length of time the individual securities have been in continuous loss positions at September 30, 2012 and December 31, 2011 are as follows:

	Less Than Twelve Months		Over Twelve Months
(Dollars in thousands)	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
September 30, 2012	Losses	Value	Losses	Value
State and political subdivisions	$(5)	$681	$(7)	$807
Mortgage-backed securities	0	0	0	0
Total available for sale	$(5)	$681	$(7)	$807

9.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Less Than Twelve Months		Over Twelve Months
(Dollars in thousands)	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
December 31, 2011	Losses	Value	Losses	Value
U.S. Government and federal agencies	$0	$0	$0	$0
State and political subdivisions	(3)	880	(1)	310
Mortgage-backed securities	0	0	0	0
Total available for sale	$(3)	$880	$(1)	$310

At September 30, 2012, three individual securities had been in a continuous loss position for more than twelve months with three securities in a continuous loss position for less than twelve months. At December 31, 2011, three individual securities had been in a continuous loss position for more than twelve months with one security in a continuous loss position for less than twelve months.

The unrealized losses are primarily due to the changes in market interest rates subsequent to purchase. The Corporation does not consider these investments to be other-than-temporarily impaired at September 30, 2012 and December 31, 2011 since the decline in market value is primarily attributable to changes in interest rates and not credit quality. In addition, the Corporation does not intend to sell and does not believe that it is more likely than not that the Corporation will be required to sell these investments until there is a full recovery of the unrealized loss, which may be at maturity. As a result no impairment loss was recognized during the nine months ended September 30, 2012 or for the year ended December 31, 2011.

Other investment securities are carried at cost and consist principally of stock in the Federal Home Loan Bank of Cincinnati.

NOTE 4 ALLOWANCE FOR LOAN LOSSES

The following tables provide information on the activity in the allowance for loan losses by the respective loan portfolio segment for the period indicated:

	For the Three Months Ended September 30, 2012
(Dollars in thousands)	Commercial	Real Estate	Consumer	Total
Beginning balance – July 1, 2012	$2,998	$302	$610	$3,910
Charge-offs	(20)	(32)	(28)	(80)
Recoveries	3	0	9	12
Net (charge-offs) recoveries	(17)	(32)	(19)	(68)
Provision for loan losses	370	37	1	408
Ending balance – September 30, 2012	$3,351	$307	$592	$4,250

	For the Nine Months Ended September 30, 2012
(Dollars in thousands)	Commercial	Real Estate	Consumer	Total
Beginning balance – January 1, 2012	$2,849	$278	$652	$3,779
Charge-offs	(45)	(48)	(127)	(220)
Recoveries	8	0	35	43
Net (charge-offs) recoveries	(37)	(48)	(92)	(177)
Provision for loan losses	539	77	32	648
Ending balance – September 30, 2012	$3,351	$307	$592	$4,250

10.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Three Months Ended September 30, 2011
(Dollars in thousands)	Commercial	Real Estate	Consumer	Total
Beginning balance – July 1, 2011	$2,543	$277	$716	$3,536
Charge-offs	(56)	0	(15)	(71)
Recoveries	5	0	1	6
Net (charge-offs) recoveries	(51)	0	(14)	(65)
Provision for loan losses	251	(1)	(21)	229
Ending balance – September 30, 2011	$2,743	$276	$681	$3,700

	For the Nine Months Ended September 30, 2011
(Dollars in thousands)	Commercial	Real Estate	Consumer	Total
Beginning balance – January 1, 2011	$2,307	$182	$709	$3,198
Charge-offs	(237)	0	(116)	(353)
Recoveries	14	0	87	101
Net (charge-offs) recoveries	(223)	0	(29)	(252)
Provision for loan losses	659	94	1	754
Ending balance – September 30, 2011	$2,743	$276	$681	$3,700

The following tables present the recorded investment with respect to impaired loans and the related allowance by portfolio segment at the dates indicated.

	Collectively Evaluated		Individually Evaluated		Total
	Allowance	Recorded	Allowance	Recorded	Allowance	Recorded
	for loan	investment	for loan	investment	for loan	investment
(Dollars in thousands)	losses	in loans	losses	in loans	losses	in loans
September 30, 2012
Commercial	$2,606	$177,858	$745	$11,620	$3,351	$189,478
Real estate	307	16,920	0	0	307	16,920
Consumer	592	38,573	0	0	592	38,573
Total	$3,505	$233,351	$745	$11,620	$4,250	$244,971

December 31, 2011
Commercial	$2,398	$170,002	$451	$7,400	$2,849	$177,402
Real estate	278	15,456	0	0	278	15,456
Consumer	652	42,015	0	0	652	42,015
Total	$3,328	$227,473	$451	$7,400	$3,779	$234,873

11.

COMMERCIAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 CREDIT QUALITY INDICATORS

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

The following tables present the risk category of loans by class of loans based on the most recent analysis performed at September 30, 2012 and December 31, 2011.

Commercial Credit Exposure (Dollars in thousands)

Credit risk profile by credit worthiness category

					Commercial		Commercial
	Commercial		Commercial		Real Estate		Real Estate
	Operating		Agricultural		1-4 Family		Other
Category	09/30/12	12/31/11	09/30/12	12/31/11	09/30/12	12/31/11	09/30/12	12/31/11
Pass	$25,250	$25,323	$31,133	$27,650	$37,343	$33,854	$75,315	$71,921
6	89	1,234	0	320	81	608	4,913	4,452
7	1,385	873	0	0	3,296	1,386	10,673	9,781
8	0	0	0	0	0	0	0	0
Total	$26,724	$27,430	$31,133	$27,970	$40,720	$35,848	$90,901	$86,154

Consumer Credit Exposure (Dollars in thousands)

Credit risk by credit worthiness category

	Residential		Residential
	Real Estate, Construction		Real Estate, Other
Category	09/30/12	12/31/11	09/30/12	12/31/11
Pass	$3,599	$3,437	$11,681	$10,434
6	0	0	164	205
7	72	73	1,404	1,307
8	0	0	0	0
Total	$3,671	$3,510	$13,249	$11,946

12.

COMMERCIAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consumer Credit Exposure (Dollars in thousands)

Credit risk by credit worthiness category

	Consumer - Equity		Consumer - Auto		Consumer - Other
Category	09/30/12	12/31/11	09/30/12	12/31/11	09/30/12	12/31/11
Pass	$19,030	$19,565	$6,715	$8,365	$12,510	$13,673
6	32	68	0	2	5	6
7	190	185	17	46	74	105
8	0	0	0	0	0	0
Total	$19,252	$19,818	$6,732	$8,413	$12,589	$13,784

NOTE 6 SUMMARY OF IMPAIRED LOANS

Loans evaluated for impairment include loans classified as troubled debt restructurings and non-performing multi-family, commercial and construction loans. The following tables set forth certain information regarding the Corporation’s impaired loans (in thousands), segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of September 30, 2012 and December 31, 2011.

		Unpaid
	Recorded	Principal	Related
September 30, 2012	Investment	Balance	Allowance
With no related allowance recorded:
Commercial
Operating	$137	$137	$0
Real estate, other	5,482	5,482	0

With an allowance recorded:
Commercial
Operating	142	142	48
Real estate, 1-4 family	1,764	1,764	248
Real estate, other	4,095	4,095	449
Total	$11,620	$11,620	$745

		Unpaid
	Recorded	Principal	Related
December 31, 2011	Investment	Balance	Allowance
With no related allowance recorded:
Commercial
Operating	$149	$181	$0
Real estate, other	3,668	3,668	0

With an allowance recorded:
Commercial
Operating	177	177	94
Real estate, 1-4 family	283	283	200
Real estate, other	3,123	3,123	157
Total	$7,400	$7,432	$451

Impaired loans with no related allowance recorded at September 30, 2012, increased 47.21% or $1,802,000 from year-end 2011, primarily due to one large hotel loan, while impaired loans with a specified reserve increased 67.49% or $2,418,000, principally due to a large commercial real estate credit in which the borrower filed bankruptcy. The specified reserve related to impaired loans totaled $745,000 at September 30, 2012, an increase of 65.19% or $294,000 from specified reserves of $451,000 at December 31, 2011.

13.

COMMERCIAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans after impairment by portfolio segment and class for the three and nine months ended September 30, 2012 and 2011.

	For the Three Months		For the Three Months
	Ended September 30, 2012		Ended September 30, 2011
	Average	Total interest	Average	Total interest
	recorded	income	recorded	income
(Dollars in thousands) investment	investment	recognized	investment	recognized
With no related allowance recorded:
Commercial operating	$137	$2	$320	$2
Commercial real estate, other	5,495	69	232	4

With an allowance recorded:
Commercial operating	144	0	0	0
Commercial real estate, 1-4 family	1,778	39	302	0
Commercial real estate, other	4,107	15	3,175	58
Total	$11,661	$125	$4,029	$64

	For the Nine Months		For the Nine Months
	Ended September 30, 2012		Ended September 30, 2011
	Average	Total interest	Average	Total interest
	recorded	income	recorded	income
(Dollars in thousands)	investment	recognized	investment	recognized
With no related allowance recorded:
Commercial
Operating	$138	$7	$325	$13
Real estate, other	4,670	221	233	12

With an allowance recorded:
Commercial
Operating	151	0	0	0
Real estate, 1-4 family	774	39	314	11
Real estate, other	3,735	57	2,093	132
Total	$9,468	$324	$2,965	$168

NOTE 7 TROUBLED DEBT RESTRUCTURINGS

The following table summarizes information relative to loan modifications determined to be troubled debt restructurings during the three and nine months ended September 30, 2012 and 2011.

	For the Three Months		For the Three Months
	Ended September 30, 2012		Ended September 30, 2011
	Number	Recorded	Number	Recorded
(Dollars in thousands)	Of TDRs	Investment	of TDRs	Investment
Commercial operating	0	$0	2	$198
Commercial real estate, 1-4 family	2	1,523	1	297
Commercial real estate, other	0	0	0	0
Total	2	$1,523	3	$495

14.

COMMERCIAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Nine Months		For the Nine Months
	Ended September 30, 2012		Ended September 30, 2011
	Number	Recorded	Number	Recorded
(Dollars in thousands)	Of TDRs	Investment	of TDRs	Investment
Commercial operating	0	$0	2	$198
Commercial real estate, 1-4 family	2	1,523	1	297
Commercial real estate, other	1	2,041	1	1,379
Total	3	$3,564	4	$1,874

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

During the nine months ended September 30, 2012, the Corporation restructured three loans totaling $3,564,000. Loan modifications during 2012 consisted primarily of interest rate reductions and no modifications resulted in the reduction of the recorded investment in the associated loan balances. Restructured loans are subject to periodic credit reviews to determine the necessity and adequacy of a specific loan loss allowance based on the collectability of the recorded investment in the restructured loan. Loans restructured during 2012 increased the allowance for loan losses by $191,000. During the nine months ended September 30, 2011, the Corporation restructured four loans totaling $1,874,000. Loan modifications during 2011 consisted primarily of temporary interest-only payments and no modifications resulted in the reduction of the recorded investment in the associated loan balances. Loans restructured during 2011 increased the allowance for loan losses by $324,000. There have been no financing receivables modified as troubled debt restructurings within the previous twelve months that have subsequently defaulted during the three and nine months ended September 30, 2012.

Loans modified in a troubled debt restructuring may already be on nonaccrual status and partial charge-offs may have in some cases been taken against the outstanding loan balance. The allowance for impaired loans that have been modified in a troubled debt restructuring is measured based on the estimated fair value of the collateral, less any selling costs, if the loan is collateral dependent or on the present value of expected future cash flows discounted at the loan’s effective interest rate, if the loan is not collateral dependent. Management exercises significant judgment in developing these determinations.

15.

COMMERCIAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 AGE ANALYSIS OF PAST DUE FINANCING RECEIVABLES

The following table presents the loan portfolio summarized (in thousands) by aging categories at September 30, 2012 and December 31, 2011.

							Recorded
	30-59	60-89	>90			Total	Investment
	Days	Days	Days	Total		Financing	> 90 Days
September 30, 2012	Past Due	Past Due	Past Due	Past Due	Current	Receivables	and Accruing
Commercial
Operating	$106	$0	$0	$106	$26,618	$26,724	$0
Agricultural	0	0	0	0	31,133	31,133	0
Real estate, 1-4 family	97	0	1,962	2,059	38,661	40,720	0
Real estate, other	4,360	0	309	4,669	86,232	90,901	0
Residential real estate
Construction	0	75	0	75	3,596	3,671	0
Other	0	28	178	206	13,043	13,249	0
Consumer
Equity	25	0	0	25	19,227	19,252	0
Auto	18	0	0	18	6,714	6,732	0
Other	14	16	0	30	12,559	12,589	0
Total	$4,620	$119	$2,449	$7,188	$237,783	$244,971	$0

							Recorded
	30-59	60-89	>90			Total	Investment
	Days	Days	Days	Total		Financing	> 90 Days
December 31, 2011	Past Due	Past Due	Past Due	Past Due	Current	Receivables	and Accruing
Commercial
Operating	$14	$93	$15	$122	$27,308	$27,430	$0
Agricultural	0	0	0	0	27,970	27,970	0
Real estate, 1-4 family	45	1	0	46	35,802	35,848	0
Real estate, other	121	0	309	430	85,724	86,154	0
Residential real estate
Construction	0	0	0	0	3,510	3,510	0
Other	28	0	0	28	11,918	11,946	0
Consumer
Equity	27	0	0	27	19,791	19,818	0
Auto	17	0	19	36	8,377	8,413	0
Other	20	5	35	60	13,724	13,784	0
Total	$272	$99	$378	$749	$234,124	$234,873	$0

NOTE 9 FINANCING RECEIVABLES ON NONACCRUAL STATUS

The following table summarizes loans (in thousands) on nonaccrual status at September 30, 2012 and December 31, 2011.

	September 30, 2012	December 31, 2011
Commercial
Operating	$352	$433
Real estate, 1-4 family	2,296	384
Real estate, other	3,881	761
Residential real estate
Other	189	192
Consumer
Equity	0	12
Auto	9	30
Other	16	40
Total	$6,743	$1,852

16.

COMMERCIAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents information about the Corporation’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011, and the valuation techniques used by the Corporation to determine those fair values.

Assets and liabilities, (in thousands) measured at fair value on a recurring basis for the periods indicated:

	Quoted Prices in	Significant	Significant
	Active Markets	Observable	Unobservable
	For Identical	Inputs	Inputs
September 30, 2012	Assets (Level 1)	(Level 2)	(Level 3)	Balance
Securities available for sale
State and political subdivisions	0	13,224	0	13,224
Mortgage-backed securities	0	4,893	0	4,893
Total Assets	$0	$18,117	$0	$18,117
Liabilities	$0	$0	$0	$0

17.

COMMERCIAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Quoted Prices in	Significant	Significant
	Active Markets	Observable	Unobservable
	For Identical	Inputs	Inputs
December 31, 2011	Assets (Level 1)	(Level 2)	(Level 3)	Balance
Securities available for sale
U.S. Government and federal agencies	$0	$4,066	$0	$4,066
State and political subdivisions	0	14,372	0	14,372
Mortgage-backed securities	0	6,414	0	6,414
Total Assets	$0	$24,852	$0	$24,852
Liabilities	$0	$0	$0	$0

Securities characterized as having Level 2 inputs generally consist of obligations of U.S. Government and federal agencies, government-sponsored organizations and obligations of state and political subdivisions. There were no transfers in and out of Levels 1 and 2 for the period ended September 30, 2012.

The Corporation also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis. At September 30, 2012, such assets consist primarily of impaired loans and other real estate owned. The Corporation has estimated the fair values of these assets using Level 3 inputs. Management considers third party appraisals as well as independent fair market value assessments from realtors or persons involved in selling OREO when determining the fair value of particular properties.

The following table presents financial assets and liabilities measured on a nonrecurring basis:

Fair Value Measurements at Reporting Date Using

	Balance at
(Dollars in thousands)	September 30, 2012	Level 1	Level 2	Level 3

Impaired loans	$11,620	$0	$0	$11,620
Real estate acquired through foreclosure	0	0	0	0

	Balance at
(Dollars in thousands)	December 31, 2011	Level 1	Level 2	Level 3

Impaired loans	$7,400	$0	$0	$7,400
Real estate acquired through foreclosure	0	0	0	0

A loan is considered impaired when, based on current information and events it is probable the Corporation will be unable to collect all amounts due (both interest and principal) according to the contractual terms of the loan agreement. Loan impairment is measured using the present value of expected cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral (less selling costs) if the loan is collateral dependent. Collateral may be real estate and/or business assets including equipment, inventory and accounts receivable. The value of business equipment, inventory and accounts receivable collateral is based on net book value on the business’ financial statements and, if necessary, discounted based on management’s review and analysis. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and the client’s business. Impaired loans are subject to nonrecurring fair value adjustments to reflect (1) partial write-downs that are based on the observable market price or current appraised value of the collateral, or (2) the full charge-off of the loan carrying value.

18.

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

The estimated fair values of the Corporation’s financial instruments at the dates indicated are presented in the following tables:

	September 30, 2012
			Quoted Prices	Significant
			In Active	Other	Significant
			Markets for	Observable	Unobservable
	Carrying	Estimated	Identical Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash equivalents and federal funds sold	$18,434	$18,434	$18,434	$0	$0
Securities available for sale	18,117	18,117	0	18,117	0
Other investment securities	2,259	2,259	0	0	2,259
Loans, net of allowance for loan loss	240,721	237,135	0	0	237,135
Accrued interest receivable	1,392	1,392	0	0	1,392

Financial Liabilities:
Noninterest-bearing deposits	$(40,616)	$(40,616)	$(40,616)	$0	$0
Interest-bearing deposits	(136,774)	(136,774)	0	(136,774)	0
Time deposits	(88,360)	(87,272)	0	(87,272)	0
FHLB Advances	(1,950)	(1,914)	0	(1,914)	0
Accrued interest payable	(109)	(109)	0	0	(109)

	December 31, 2011
	Carrying	Estimated
(Dollars in thousands)	Amount	Fair Value
Financial assets
Cash equivalents and federal funds sold	$10,723	$10,723
Securities available for sale	24,852	24,852
Other investment securities	2,259	2,259
Loans, net of allowance for loan loss	231,094	224,230
Accrued interest receivable	1,275	1,275

Financial liabilities
Noninterest-bearing deposits	$(38,189)	$(38,189)
Interest-bearing deposits	(122,437)	(122,437)
Time deposits	(98,502)	(97,712)
Accrued interest payable	(106)	(106)

19.

COMMERCIAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following describes the valuation methodologies used by management to measure financial assets and liabilities at fair value. Where appropriate, the description includes information about the valuation models and key inputs to those models.

•	Cash equivalents and federal funds sold – The carrying value of cash, amounts due from banks and federal funds sold assumed to approximate fair value.

•	Investment securities – Fair value is based on quoted market prices in active markets for identical assets or similar assets in active markets. If quoted market prices are not available, with the assistance of an independent pricing service, management’s fair value measurements consider observable data which may include market maker bids, quotes and pricing models. Inputs to the pricing models include recent trades, benchmark interest rates, spreads and actual and projected cash flows.

•	Other investment securities – principally consists of investments in Federal Home Loan Bank stock, which has limited marketability and is carried at cost.

•	Loans – The loan portfolio includes adjustable and fixed-rate loans, the fair value of which is estimated using discounted cash flow analyses. To calculate discounted cash flows, the loans are aggregated into pools of similar types and expected repayment terms. Expected cash flows were based on historical prepayment experiences and estimated credit losses for non-performing loans and were discounted using current rates at which similar loans would be made to borrowers with similar credit ratings and similar remaining maturities. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

•	Accrued interest receivable – The carrying value of accrued interest receivable approximates fair value due to the short-term duration.

•	Noninterest-bearing deposits – The fair value of noninterest-bearing demand deposits, which have no stated maturity, were considered equal to their carrying amount, representing the amount payable on demand.

•	Interest-bearing deposits – The fair value of demand, money market and savings deposits, which have no stated maturity, were considered equal to their carrying amount, representing the amount payable on demand.

•	Time deposits – The fair value for fixed-rate time deposits is estimated using a discounted cash flow calculation that applies interest rates currently being offered for time deposits with similar terms and similar remaining maturities.

•	FHLB advances – The fair value of long-term debt was estimated using a discounted cash flow calculation which utilizes the interest rates currently offered for borrowings of similar remaining maturities.

•	Accrued interest payable – The carrying value of accrued interest payable approximates fair value due to the short-term duration.

Off-Balance Sheet Financial Instruments – Fair values for off-balance sheet, credit related financial instruments are based on fees currently charged to enter into similar arrangements, taking into account the remaining terms of the agreements and the counter parties credit rating.

NOTE 11 STOCK-BASED COMPENSATION

At September 30, 2012, the Corporation had two share-based compensation plans in existence, the 1997 Stock Option Plan (expired but having outstanding options that may still be exercised) and the 2009 Incentive Stock Option Plan, which is described below.

20.

COMMERCIAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Corporation’s 2009 Incentive Stock Option Plan, is a shareholder approved plan that permits the granting of stock options, restricted stock and certain other stock-based awards to selected key employees on a periodic basis at the discretion of the board. The plan authorizes the issuance of up to 150,000 shares of common stock of which 86,200 are available for issuance at September 30, 2012. Option awards are granted with an exercise price equal to the market price of the Corporation’s common stock at the date of grant and have an expiration period of ten years.

The fair value of each option award is estimated on the date of grant using an option-pricing model that uses the assumptions noted in the table below. Expected volatilities are based on several factors including historical volatility of the Corporation’s common stock, implied volatility determined from traded options and other factors. The Corporation uses historical data to estimate option exercises and employee terminations to estimate the expected life of options. The risk-free interest rate for the expected term of the options is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected dividend yield is based on the Corporation’s expected dividend yield over the life of the options.

The fair value of options granted in 2012 and 2011 was determined using the following weighted-average assumptions as of the date of grant:

	2012	2011
	Assumptions	Assumptions
Dividend yield	3.25%	3.32%
Risk-free interest rate	1.15%	1.65%
Expected volatility	23.62%	24.14%
Weighted average expected life	8 years	8 years
Weighted average per share fair value of options	$3.01	$2.94

In the third quarter of 2012, 15,200 stock options were granted, subject to a three year vesting period with one third of the options vesting each year on the anniversary date of the grant.

Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock option. At September 30, 2012, the aggregate intrinsic value of stock options outstanding and exercisable was $201,000 and $167,000, respectively, compared to an aggregate intrinsic value of $165,000 and $85,000 at December 31, 2011.

The fair value of options granted is amortized as compensation expense, recognized on a straight-line basis over the vesting period of the respective stock option grant. Compensation expense related to employees is included in personnel expense while compensation expense related to directors is included in other operating expense. The Corporation recognized compensation expense of $8,000 and $22,000 for the three and nine month periods ended September 30, 2012, respectively, related to the awards of nonrestricted stock options compared to $7,000 and $17,000 for the same periods in 2011. The total of unrecognized compensation cost related to nonrestricted stock options was approximately $67,000 at September 30, 2012. That cost is expected to be recognized over a weighted average period of approximately 28.5 months. The fair value of nonrestricted stock options vesting during the nine months ended September 30, 2012 was $178,000.

The following table summarizes stock option activity for the nine months ended September 30, 2012:

		Weighted
	Number	Average	Number
	Of	Exercise	of Options
Stock Options	Options	Price	Exercisable
Outstanding options at January 1, 2012	40,330	$14.45	17,105
Granted	15,200	19.28
Exercised	(300)	12.30
Forfeited	(300)	12.30
Expired	0	0
Outstanding options at September 30, 2012	54,930	$15.81	29,499

21.

COMMERCIAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of outstanding and exercisable stock options at September 30, 2012.

		Weighted Average
	Number	Remaining
Exercise Price	of Shares	Contractual Life
$22.75	1,130	0.25	years
$26.75	1,000	3.25	years
$12.30	16,700	6.87	years
$13.25	11,100	7.87	years
$17.40	9,800	8.87	years
$19.28	15,200	9.78	years
Total	54,930	8.03	years

The following table summarizes information about the Corporation’s nonvested stock option activity for the nine months ended September 30, 2012:

	Number	Weighted
	Of	Average
Nonvested Options	Options	Price
Nonvested options at January 1, 2012	23,225	$14.75
Granted	15,200	19.28
Vested	(12,828)	13.87
Forfeited	(166)	12.30
Nonvested options at September 30, 2012	25,431	$17.92

In the third quarter of 2012, the Corporation granted 2,200 shares of restricted stock awards with a total grant date fair value of $42,000. The fair value of restricted stock is equal to the fair market value of the Corporation’s common stock on the date of grant. Restricted stock awards are recorded as unearned compensation, a component of shareholders’ equity, and amortized to compensation expense over the vesting period. The Corporation recognized compensation expense related to restricted stock grants of $10,000 and $30,000 for the three and nine months ended September 30, 2012, respectively, compared to compensation expense of $8,000 and $16,000 for the same periods in 2011. At September 30, 2012 the Corporation had $87,000 of unrecognized compensation expense, relating to restricted stock awards. This remaining cost is expected to be recognized over a weighted average period of approximately 26.6 months.

The table below summarizes restricted stock activity for the nine months ended September 30, 2012:

		Weighted
	Nonvested	Average
	Number of	Grant Date
Restricted Stock	Shares	Fair Value
Nonvested balance at January 1, 2012	7,700	$15.01
Granted	2,200	19.28
Vested	(2,100)	12.30
Forfeited/expired	0	0.00
Nonvested balance at September 30, 2012	7,800	$16.95

22.

COMMERCIAL BANCSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following review presents management’s discussion and analysis of the consolidated financial condition of Commercial Bancshares, Inc. and its wholly owned subsidiaries, Commercial Savings Bank and Commercial Financial and Insurance Agency, LTD at September 30, 2012, compared to December 31, 2011, and the consolidated results of operations for the three and nine-month periods ended September 30, 2012 compared to the same periods in 2011. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements and related footnotes.

Net income for the nine months ended September 30, 2012 was $2,136,000 or $1.81 per diluted share compared to $2,038,000 or $1.75 per diluted share for the nine months ended September 30, 2011. These results reflect the following events:

•	Total loans at September 30, 2012, increased 4.30% or $10,098,000 to $244,971,000 from $234,873,000 at December 31, 2011; commercial loans increased 6.81% or $12,076,000 and consumer real estate loans increased 9.47% or $1,464,000, while installment loans and home equity loans decreased 12.96% or $2,876,000 and 2.86% or $566,000, respectively.

•	Total deposits at September 30, 2012, increased 2.56% or $6,622,000 to $265,750,000 from $259,128,000 at December 31, 2011. Noninterest-bearing and interest-bearing demand deposit accounts increased 6.36% or $2,427,000 and 11.42% or $11,847,000, respectively, while savings deposits increased 13.34% or $2,490,000. Time deposits declined 10.30% or $10,142,000, primarily reflecting management’s decision to restrain deposit growth.

•	Net interest margin, on a fully taxable equivalent basis, was 4.74% for the nine months ended September 30, 2012, down slightly from 4.83% for the nine months ended September 30, 2011, resulting from the decline in yields on earning assets exceeding the decline in the cost of funds.

•	The Corporation’s return on average equity and return on average assets for nine months ended September 30, 2012 was 10.13% and 0.95%, respectively, compared to 10.67% and 0.92% for the same period in 2011.

•	The Corporation’s efficiency ratio, on a fully taxable equivalent basis, was 66.61% for the nine months ended September 30, 2012, a slight improvement from 67.00% for the same period in 2011. The efficiency ratio measures the amount of expense incurred to generate a dollar of revenue and is calculated by dividing noninterest expense by the sum of taxable equivalent net interest income before provision and other noninterest income, excluding net gains (losses) on sales of investment securities and net gains (losses) on sales of fixed assets.

•	The capital position of the Corporation remained strong with all regulatory capital ratios significantly exceeding the “well capitalized” thresholds established by regulators. The Corporation’s leverage and risk-based capital ratios at September 30, 2012 were 9.23% and 12.35%, respectively, compared to leverage and risk-based capital ratios of 8.48% and 12.12% at September 30, 2011.

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

FINANCIAL CONDITION

The Corporation’s total assets were $298,177,000 at September 30, 2012, increasing $10,398,000 or 3.61% during the nine months of 2012. Interest-earning assets increased $10,558,000 to $274,051,000 at September 30, 2012 compared to December 31, 2011. Asset growth, which is reflected primarily in increases in the loan portfolio and cash equivalents and federal funds sold, was funded in part, by increases in customer deposits and borrowed funds.

Cash and cash equivalents include working cash funds, due from banks, interest-bearing deposits in other banks, items in process of collection and federal funds sold. Cash and cash equivalents totaled $18,434,000 at September 30, 2012, compared to $10,723,000 at December 31, 2012. Management believes the current level of cash and cash equivalents is sufficient to meet the Corporation’s liquidity and performance needs. Total cash and cash equivalents fluctuate on a daily basis due to transactions in process and corresponding liquidity sources and uses. Management believes the Corporation’s liquidity needs in the near term will be satisfied by the current level of cash and cash equivalents, readily available access to traditional and non-traditional funding sources and the portions of the investment and loan portfolios that will mature within one year, allowing the Corporation to meet cash obligations as they come due.

Investment securities, consisting of available-for-sale and other equity securities declined 24.84% or $6,735,000 to $20,376,000 at September 30, 2012 from $27,111,000 at December 31, 2011. Available-for-sale securities are carried at fair value, with unrealized gains or losses based on the difference between amortized cost and fair value, reported net of deferred tax, as accumulated other comprehensive income (loss), a separate component of shareholders’ equity. Declines in the fair value of individual available-for-sale securities below their cost that are other-than temporary result in write-downs of the individual securities to their fair values. At September 30, 2012, the investment portfolio consisted primarily of state and municipal securities and mortgage-backed securities. The decline in investment securities was predominantly due to the call of $5,100,000 in U.S. government-sponsored agencies and municipal securities along with principal pay downs and prepayments of mortgage-backed securities of $1,450,000.

Loans, net of unearned income and deferred costs, increased $10,098,000 or 4.30% to $244,971,000 at September 30, 2012, from $234,873,000 at December 31, 2011, predominantly in commercial real estate and agricultural loans, up $8,913,000 and $3,163,000, respectively. Contributing factors to the increase in commercial loan demand is the stabilization in the regional economy in which the Corporation operates as well as the efforts of the Corporation’s experienced loan officers in developing new loan relationships combined with the support of existing customers. Consumer real estate loans increased $1,464,000 or 9.47% while installment and home equity loans decreased $2,876,000 and $566,000, respectively.

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

The Corporation’s allowance for loan losses has two basic components: a general reserve reflecting historical losses by loan category and loan classification, as adjusted by several factors whose effects are not reflected in historical loss ratios, and specific allowances for individually indentified loans. General reserves are based upon historical loss experience by portfolio segment measured and supplemented to address various risk characteristics of the Corporation’s loan portfolio including:

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

The general reserve comprised 82% of the total allowance at September 30, 2012 compared to 88% at December 31, 2011 while the specific allowance accounted for 18% of the total allowance at September 30, 2012 compared to 12% at December 31, 2011. The severity of estimated losses on impaired loans can differ substantially from actual losses. The general reserve is calculated in two parts based on an internal risk classification of loans within each portfolio segment. Reserves on loans considered to be “classified” under regulatory guidance are calculated separately from loans considered to be “pass” rated under the same guidance. This segregation allows the Corporation to monitor the reserves related to higher risk loans separate from the remainder of the portfolio in order to better manage risk and ensure the sufficiency of reserves.

The allowance for loan losses is increased by charges to income through the provision for loan losses and decreased by charge-offs, net of recoveries. The allowance is established and maintained at a level management deems adequate to cover losses inherent in the portfolio as of the balance sheet date and is based on management’s evaluation of the risks in the loan portfolio and changes in the nature and volume of loan activity. There are risks inherent in all loans, so an allowance is maintained for loans to absorb probable losses on existing loans that may become uncollectable. The allowance is established and maintained as losses are estimated to have occurred through a provision for loan losses charged to earnings, which increases the balance of the allowance. Loan losses for all segments are charged against the allowance when management believes the uncollectability of a loan is confirmed, which decreases the balance of the allowance. Subsequent recoveries of principal, if any, are credited back to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance for loan losses totaled $4,250,000 at September 30, 2012, an increase of $471,000 from $3,779,000 at December 31, 2011. The ratio of annualized net charge-offs to average outstanding loans was 0.10% at September 30, 2012, compared to 0.18% at year-end 2011. The ratio of the allowance for loan losses to total loans was 1.73% at September 30, 2012, compared to 1.61% at year-end 2011. The Corporation provided $648,000 to the allowance for loan losses during the nine months ended September 30, 2012 to maintain the balance at an adequate level following net charge-offs of $177,000.

Before loans are charged off, they typically go through a phase of non-performing status. Various stages exist when dealing with such non-performance. The first stage is simple delinquency, where customers consistently start paying late, 30, 60, 90 days at a time. These accounts may then be put on a list of loans to “watch” as they continue to under-perform according to original terms. Loans are placed on nonaccrual status when management believes the collection of the principal and interest is doubtful. A delinquent loan is generally placed on nonaccrual status when principal and/or interest is past due 90 days or more or if the financial strength of the borrower has declined, collateral value has declined or other facts would make the repayment of the loan suspect, unless the loan is well-secured or in the process of collection. When a loan is placed on nonaccrual, all interest which has been accrued is charged back against current earnings as a reduction in interest income, which adversely affects the yield on loans in the period of reversal. No additional interest is accrued on the loan balance until collection of both principal and interest becomes reasonably certain. Loans placed on nonaccrual status may be returned to accrual status after payments are received for a minimum of six consecutive months in accordance with the loan documents, and any doubt as to the loan’s full collectability has been removed or the troubled loan is restructured and evidenced by a credit evaluation of the borrower’s financial condition and the prospects for full payment.

26.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Corporation’s methodology for evaluating whether a loan is impaired begins with risk-rating credits on an individual basis. Loans with a pass rating represent those not classified on the Corporation’s rating scale for problem credits, as minimal credit risk has been identified. Loans classified as special mention have potential weaknesses that deserve management’s close attention. If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects. Loans classified as substandard have a well-defined weakness that jeopardizes the liquidation of the debt. Loans classified doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable. Loans rated as doubtful in whole, or in part, are placed in nonaccrual status.

During the nine months ended September 30, 2012, total classified loans increased $3,355,000 or 24.39% from year-end 2011, primarily reflecting the downgrade of three commercial real estate credits. Management regularly reviews the updated financial position of all such loans in its portfolio and any deterioration in such position can result in a credit being downgraded.

Loans are placed on nonaccrual status when management believes the collection of principal and interest is doubtful, or when loans are past due as to principal and interest 90 days or more, except in certain circumstances when interest accruals are continued on loans deemed by management to be fully collateralized and in the process of being collected. At September 30, 2012 and December 31, 2011, there were no 90 day delinquent loans that were on accrual status. In such cases, the loans are individually evaluated in order to determine whether to continue income recognition after 90 days beyond the due dates. When loans are charged off, any accrued interest recorded in the current fiscal year is charged against interest income. The remaining balance is treated as a loan charged-off.

Management considers a loan to be impaired when, based on current information and events, it is determined that the Corporation will not be able to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. When management identifies a loan as impaired, the impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the observable market price of the loan, except when the sole (remaining) source of repayment for the loan is the liquidation of the collateral. In these cases, management uses the current fair value of the collateral, less selling costs when foreclosure is probable, instead of discounted cash flows. If management determines the value of the impaired loan is less than the recorded investment in the loan (net of previous charge-offs and deferred loan fees or costs), impairment is recognized through an allowance estimate or a charge-off to the allowance. When management determines an impaired loan is a confirmed loss, the estimated impairment is directly charged-off to the loan rather than creating a specific reserve for inclusion in the allowance for loan losses. However, not all impaired loans are in nonaccrual status because they may be current with regards to the payment terms. Their determination as an impaired loan is based on some inherent weakness in the credit that may, if certain circumstances occur or arise, result in an inability to comply with the loan agreement’s contractual terms. Impaired loans exclude large groups of smaller-homogeneous loans that are collectively evaluated for impairment such as consumer real estate and installment loans.

The allowance for loan losses, specifically related to impaired loans at September 30, 2012 and December 31, 2011 was $745,000 and $451,000, respectively, related to loans with principal balances of $6,001,000 and $3,583,000. The increase in impaired loans with specified reserves was primarily due to the addition of two commercial real estate credits. Impaired loans with no related allowance recorded at September 30, 2012 was $5,619,000, compared to $3,817,000 at December 31, 2011, representing the addition of one commercial real estate credit. The Corporation’s financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on the loan portfolio, unless a loan is placed on nonaccrual status. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected. For the three and nine months ended September 30, 2012, the Corporation received interest payments related to impaired loans of $39,000 and $55,000, respectively, compared to interest payments of $7,000 and $28,000 for the three and nine months ended September 30, 2011.

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

Performing TDRs (not reported as nonaccrual) decreased $1,435,000 to $3,738,000 at September 30, 2012 from $5,173,000 at December 31, 2011, primarily due to the payoff of one commercial real estate credit. Non-performing TDRs increased $3,486,000 to $4,255,000 at September 30, 2012 from $769,000 at December 31, 2011, primarily due to the addition of three commercial real estate credits. The $7,993,000 in modified loans represents 10 credit relationships in which economic concessions were granted to borrowers to better align the terms of their loans with their current ability to pay. Of this total, $5,417,000 represents 3 hotel loans. All three borrowers began experiencing financial difficulties primarily relating to occupancy problems common in the industry. There are no commitments to lend additional amounts to borrowers with loans that are classified as troubled debt restructurings as of September 30, 2012.

Non-performing loans, which are comprised of loans on nonaccrual status along with loans that are contractually past due 90 days or more but have not been classified as nonaccrual, totaled $6,743,000 at September 30, 2012, compared to $1,852,000 at December 31, 2011. The increase in non-performing loans was primarily due to three large commercial real estate credits totaling $4,851,000. Management evaluated non-performing loans for impairment at September 30, 2012. Based on this impairment analysis, a specified reserve of $634,000 was recorded. Non-performing loans to total loans was 2.75% at September 30, 2012 and 0.79% at December 31, 2011. Non-performing loans represented 2.26% of total assets at September 30, 2012 compared to 0.64% at December 31, 2011.

Other assets totaled $18,646,000 at September 30, 2012, a decrease of $205,000 or 1.09% from $18,851,000 at December 31, 2011, primarily reflecting decreases of $460,000 in accounts receivable and $143,000 in premises and equipment. The decrease in accounts receivable from year-end pertains to health insurance costs due from the insurance company relating to participants exceeding the stop/gap limits during 2011. Offsetting the decrease in other assets is the increase of $202,000 in the cash surrender value of Bank-owned life insurance, an increase of $117,000 in accrued interest receivable, an increase of $58,000 in prepaid expenses and an increase of $23,000 in other repossessed assets.

OREO is comprised of properties acquired by the Corporation in partial or total satisfaction of problem loans. OREO and other repossessed assets are initially recorded at fair value on the date of acquisition less estimated costs of disposal (net realizable value). Losses existing at the time of acquisition of such properties are charged against the allowance for loan losses. Subsequent write-downs that may be required are expensed as incurred. Gains and losses realized from the sale of OREO and other repossessed assets, as well as valuation adjustments, are included in noninterest expense as well as expenses of operation. There were no properties held in OREO at September 30, 2012 or at December 31, 2011. Other repossessed assets totaled $69,000 at September 30, 2012 compared to $47,000 at December 31, 2011.

Deposits at September 30, 2012, totaled $265,750,000, representing an increase of 2.56% or $6,622,000 compared to December 31, 2011. The growth in deposits was largely driven by an increase of $11,847,000 or 11.42% in interest-bearing demand account balances and, to a lesser extent, increases of $2,490,000 and $2,427,000 in savings and noninterest-bearing demand account balances, respectively. The increase in demand deposits appear to reflect customer preference for the liquidity these types of deposits provide over the rates currently offered on certificates of deposits as these balances decreased $10,142,000 or 10.30% to $88,360,000 at September 30, 2012 from $98,502,000 at December 31, 2011.

28.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Shareholders’ equity increased $1,775,000 or 6.57% to $28,774,000 at September 30, 2012 from $26,999,000 at December 31, 2011. The increase in shareholders’ equity for 2012 represents current earnings of $2,136,000 plus adjustments related to employee compensation costs, deferred compensation plan and treasury stock activity of $134,000, less dividends of $437,000. Included in shareholders’ equity is accumulated other comprehensive income which includes the net after-tax impact of unrealized gains on investment securities classified as available for sale which decreased $58,000 during 2012. Such unrealized gains or losses are generally due to changes in interest rates and represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities classified as available for sale. During the nine months of 2012, the Corporation returned 20.46% of earnings through dividends of $437,000 at $0.375 per share compared to a return on earnings of 20.41% through dividends of $416,000 at $0.360 per share for the nine months ended September 30, 2011. Average shareholders’ equity to average total assets was 9.41% for the nine months ended September 30, 2012 compared to 8.60% for the nine months ended September 30, 2011.

RESULTS OF OPERATIONS

Net income, after taxes for the three months ended September 30, 2012 was $580,000, or $0.49 per diluted share, a decrease of $214,000 or 26.95% compared to $794,000 or $0.68 per diluted share for the same period in 2011. The decrease in net income between periods is largely due to a decrease in net interest income of $151,000 and an increase in the provision for loan losses of $179,000, offset by a decrease in income tax expense of $89,000 and an increase in noninterest income of $33,000. Net income, after taxes for the nine months ended September 30, 2012 was $2,136,000, or $1.81 per diluted share, an increase of $98,000 or 4.81% compared to $2,038,000 or $1.75 per diluted share for the same period in 2011. The increase in net income between periods is primarily due to a decrease in net interest income of $42,000 and a decrease in the provision for loan losses of $106,000, offset by an increase in noninterest income of $85,000, a decrease in noninterest expense of $51,000 and an increase in income tax expense of $102,000.

The largest source of the Corporation’s operating revenue is net interest income, which is the difference between the interest earned on interest-earning assets and the interest paid on interest-bearing liabilities. The level of net interest income is dependent upon the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities. For purposes of this discussion and analysis, net interest income is presented on a taxable equivalent basis to facilitate performance comparisons among various taxable and tax-exempt assets, such as certain state and municipal securities. A tax rate of 34% was used in adjusting interest on tax-exempt assets to a fully taxable equivalent basis. The Corporation also generates revenue through fees earned on the various services and products offered to its customers and through sales of assets, such as investments or OREO and other repossessed assets. Offsetting these revenue sources are provisions for loan losses, operating expenses and income taxes.

The Corporation’s net interest margin, which is net interest income on a tax-equivalent basis divided by average earning assets, annualized, was 4.67% for the three months ended September 30, 2012, a decrease of 38 basis points from 5.05% for the same period in 2011. Net interest spread, which is the average yield on interest-earning assets minus the average rate paid on interest-bearing liabilities, decreased 37 basis points between quarters, from 4.93% to 4.56%. During the preceding five quarters, net interest margin ranged from 5.07% to 4.67%. Even if new assets do not continue to price downward, the average yield on assets may continue to decline as older, higher-yielding assets continue to mature and pay off at a faster rate than newer, lower-yielding assets. The Corporation may continue to experience some margin compression in upcoming periods as the average yield on assets may decline at a slightly higher rate than the average cost of funds.

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

TABLE 1 YIELD ANALYSIS

For the three-month period ended September 30, 2012 and 2011.

(In thousands)

	Three Months Ended September 30,
	2012			2011
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	balance	Expense	Rate	balance	Expense	Rate
Federal funds sold	$19,079	$11	0.23%	$9,115	$4	0.17%
Investment securities:
Taxable securities (1)	8,594	72	3.33	19,828	127	2.54
Tax-exempt securities (1)	13,248	191	5.74	15,714	228	5.76
Loans (2) (3)	234,702	3,331	5.65	222,087	3,553	6.35
Earning assets	275,623	3,605	5.20%	266,744	3,912	5.82%
Other assets	23,913			24,064
Total assets	$299,536			$290,808

Interest-bearing demand deposits	$117,124	29	0.10%	$104,710	31	0.12%
Savings deposits	20,717	3	0.06	18,338	4	0.09
Time deposits	89,658	330	1.46	107,004	480	1.78
Borrowed funds	1,601	9	2.24	2	0	0.00
Interest-bearing liabilities	$229,100	371	0.64%	$230,054	515	0.89%
Noninterest-bearing demand deposits	40,000			32,762
Other liabilities	1,701			1,731
Shareholders’ equity	28,735			26,261
Total liabilities and
shareholders’ equity	$299,536			$290,808

Net interest income		$3,234			$3,397

Interest rate spread			4.56%			4.93%
Net interest margin (4)			4.67%			5.05%

(1)	Average yields on all securities have been computed based on amortized cost. Income on tax-exempt securities has been computed on a taxable-equivalent basis using a 34% federal tax rate and a 20% disallowance of interest expense deductibility under TEFRA rules. The amount of such adjustment was $66,000 and $78,000 for the three months ended September 30, 2012 and 2011, respectively.

(2)	Average balance is net of deferred loan fees of $371,000 and $183,000 for the three months ended September 30, 2012 and 2011, respectively.

(3)	Interest income includes loan fees of $122,000 and $135,000 for the three-month period ended September 30, 2012 and 2011, respectively, as well as $53,000 and $50,000 of deferred dealer reserve expense for the same years.

(4)	Net interest margin is the ratio of annualized tax-equivalent net interest income to average earning assets.

(5)	Average loan balances include nonaccruing loans.

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

TABLE 2 YIELD ANALYSIS

For the nine-month period ended September 30, 2012 and 2011.

(In thousands)

	Nine Months Ended September 30,
	2012			2011
		Interest	Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	balance	Expense	Rate	balance	Expense	Rate
Federal funds sold	$20,577	$35	0.23%	$14,887	$22	0.20%
Investment securities:
Taxable securities (1)	10,106	242	3.20	20,702	411	2.65
Tax-exempt securities (1)	13,677	596	5.82	15,836	699	5.90
Loans (2) (3)	231,014	10,031	5.80	221,455	10,421	6.29
Earning assets	275,374	10,904	5.29%	272,880	11,553	5.66%
Other assets	23,814			24,003
Total assets	$299,188			$296,883

Interest-bearing demand deposits	$115,622	87	0.10%	$105,227	102	0.13%
Savings deposits	20,407	8	0.05	17,857	15	0.11
Time deposits	93,006	1,020	1.46	113,992	1,583	1.86
Borrowed funds	545	9	2.21	1	0	0.00
Interest-bearing liabilities	$229,580	1,124	0.65%	$237,077	1,700	0.96%
Noninterest-bearing demand deposits	39,809			32,187
Other liabilities	1,637			2,079
Shareholders’ equity	28,162			25,540
Total liabilities and
shareholders’ equity	$299,188			$296,883

Net interest income		$9,780			$9,853

Interest rate spread			4.64%			4.70%
Net interest margin (4)			4.74%			4.83%

(1)	Average yields on all securities have been computed based on amortized cost. Income on tax-exempt securities has been computed on a taxable-equivalent basis using a 34% federal tax rate and a 20% disallowance of interest expense deductibility under TEFRA rules. The amount of such adjustment was $208,000 and $239,000 for the nine months ended September 30, 2012 and 2011, respectively.

(2)	Average balance is net of deferred loan fees of $329,000 and $138,000 for the nine months ended September 30, 2012 and 2011, respectively. Unearned income was fully amortized at September 30, 2012 compared to a remaining balance of $1,000 at September 30, 2011.

(3)	Interest income includes loan fees of $376,000 and $370,000 for the nine-month period ended September 30, 2012 and 2011, respectively, as well as $170,000 and $163,000 of deferred dealer reserve expense for the same years.

(4)	Net interest margin is the ratio of annualized tax-equivalent net interest income to average earning assets.

(5)	Average loan balances include nonaccruing loans.

31.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net interest income, on a tax-equivalent basis, was $3,234,000 for the three months ended September 30, 2012, a decrease of $163,000 or 4.80% from $3,397,000 reported for the same period in 2011. Average earning assets for the three months ended September 30, 2012 was $275,623,000, an increase of $8,879,000 or 3.33% from $266,744,000 for the same period in 2011. The average tax-equivalent yield on interest-earning assets was 5.20% for the three months ended September 30, 2012, a decrease of 62 basis points from 5.82% for the three months ended September 30, 2011. The average cost of funds for the three months ended September 30, 2012 was 0.64%, a decrease of 25 basis points from 0.89% for the same period in 2011. The continued downward repricing of the Corporation’s variable rate loans as well as carrying a significantly higher balance in low yielding federal funds sold combined with the repricing of interest-bearing assets in a lower interest rate environment decreased interest income to a greater degree than it decreased interest expense.

Interest and fee income for the third quarter of 2012 totaled $3,605,000, a decrease of $307,000 or 7.85% from $3,912,000 for the third quarter in 2011. Average net loans, comprising 85.15% and 83.26% of average earning assets at September 30, 2012 and 2011, respectively, increased $12,615,000 or 5.68%, while the average tax-equivalent yield earned decreased 70 basis points. The decline in interest income on loans was largely due to the downward repricing of variable rate loans and new loans originated at lower market rates as well as maturities and repayments of loans with higher rates. Average federal funds sold, comprising 6.92% and 3.42% of average earning assets at September 30, 2012 and 2011, respectively, increased $9,964,000 or 109.31%, while the average yield earned increased 6 basis points. Average investment securities, comprising 7.92% and 13.32% of average earning assets at September 30, 2012 and 2011, respectively, decreased $13,700,000 or 38.55%, while the average tax-equivalent yield earned increased 83 basis points.

Interest expense for the third quarter of 2012 totaled $371,000, a decrease of $144,000 or 27.96%, from $515,000 for the third quarter in 2011. Average interest-bearing demand deposits, comprising 51.12% and 44.52% of average interest-bearing liabilities at September 30, 2012 and 2011, respectively, increased $12,414,000 or 11.86%, while the average rate paid decreased 2 basis points. Average time deposits, comprising 39.13% and 46.51% of average interest-bearing liabilities at September 30, 2012 and 2011, respectively, decreased $17,346,000 or 16.21%, while the average rate paid decreased 32 basis points. The decrease in interest expense between quarters is primarily the result of a favorable shift in the deposit mix as well as the repricing of time deposits to lower rates.

The Corporation’s net interest margin, on a tax-equivalent basis, for the nine months ended September 30, 2012 was 4.74%, a decrease of 9 basis points from 4.83% for the same period in 2011. Net interest income, on a tax-equivalent basis, was $9,780,000 for the nine months ended September 30, 2012, a decrease of $73,000 or 0.74% from $9,853,000 reported for the same period in 2011. Average earning assets for the nine months ended September 30, 2012 was $275,374,000, an increase of $2,494,000 or 0.91% from $272,880,000 for the same period in 2011. The average tax-equivalent yield on interest-earning assets was 5.29% for the nine-month period ended September 30, 2012, a decrease of 37 basis points from 5.66% for the same period in 2011. The average cost of funds for the nine months ended September 30, 2012 was 0.65%, a decrease of 31 basis points from 0.96% for the same period in 2011.

Interest and fee income for the nine months ended September 30, 2012 was $10,904,000, a decrease of $649,000 or 5.62%, from $11,553,000 for the nine months ended September 30, 2011. Average net loans, comprising 83.89% and 81.15%, of average earning assets at September 30, 2012 and 2011, respectively, increased $9,559,000 or 4.32%, while the average tax-equivalent yield earned decreased 49 basis points, resulting from the downward repricing of variable rate loans and new loans originated at lower market rates as well as maturities and repayments of loans with higher rates. Average fed funds sold, comprising 7.47% and 5.46% of average earning assets at September 30, 2012 and 2011, respectively, increased $5,690,000 or 38.22%, while the average yield earned increased 3 basis points. Average investment securities, comprising 8.64% and 13.39% of average earning assets at September 30, 2012 and 2011, respectively, decreased $12,755,000 or 34.91%, while the average tax-equivalent yield earned increased 65 basis points.

32.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest expense for the nine months ended September 30, 2012 was $1,124,000, a decrease of $576,000 or 33.88%, from $1,700,000 for the nine months ended September 30, 2011. Average interest-bearing demand deposits, comprising 50.36% and 44.39% of average interest-bearing liabilities at September 30, 2012 and 2011, respectively, increased 10,395,000 or 9.88%, while the average rate paid decreased 3 basis points. Average time deposits, comprising 40.51% and 48.08% of average interest-bearing liabilities at September 30, 2012 and 2011, respectively, decreased $20,986,000 or 18.41%, while the average rate paid decreased 40 basis points. Deposit activity for the nine-month period ended September 30, 2012 continued to be affected by the slow and uneven economic recovery as customers redeployed maturing certificates of deposits into short-term instruments to preserve liquidity. Additionally, management continued to manage its net interest margin by strategic declines in deposits as it reduced its rates on deposits.

Through the provision for loan losses, an allowance is maintained that reflects management’s best estimate of probable incurred loan losses related to specifically identified loans as well as the inherent risk of loss related to the remaining portfolio. In evaluating the allowance for loan losses, management considers factors that include loan growth, composition, diversification, or conversely, concentrations by industry, geography or collateral within the portfolio, historical loan loss experience, current delinquency levels, the estimated value of the underlying collateral, prevailing economic conditions and other relevant factors. Loan charge-offs are recorded to this allowance when loans are deemed uncollectible, in whole or in part. Impacting the provision for loan losses in any accounting period are several factors including the amount of loan growth during the period, broken down by loan type, the level of charge-offs during the period, the changes in the amount of impaired loans, changes in risk ratings assigned to loans, specific loan impairments, credit quality, and ultimately, the results of management’s assessment of the inherent risks of the loan portfolio.

Provision for loan losses for the three and nine months ended September 30, 2012, was $408,000 and $648,000, respectively, compared to $229,000 and $754,000 for the three and nine months ended September 30, 2011. The increase in the loan loss provision for the current quarter was largely driven by loan growth, an increase in nonaccrual loans as well as impairment charges on troubled debt restructured loans. Management considers the allowance for loan losses at September 30, 2012 adequate to cover loan losses based on its assessment of various factors affecting the loan portfolio, including the level of problem loans, overall delinquencies, business conditions, estimated collateral values and loss experience. A further decline in local and national economic conditions, or other factors, could result in a material increase in the allowance for loan losses which could adversely affect the Corporation’s financial condition and results of operations. Further information relating to factors affecting the allowance for loan losses is discussed under Financial Condition.

Noninterest income consists primarily of fees and commissions earned on services that are provided to the Corporation’s banking customers and, to a lesser extent, gains on sales of OREO and other repossessed assets and other miscellaneous income. Noninterest income for the three and nine months ended September 30, 2012 was $578,000 and $1,696,000, respectively, an increase of $33,000 and $85,000 when compared to $545,000 and $1,611,000 for the three and nine months ended September 30, 2011. Following are some of the more significant factors affecting noninterest income in 2012:

•	A decrease of $46,000 and $117,000 in overdraft charges, for the three and nine-month periods, respectively, primarily due to a decline in the volume of insufficient funds (“NSF”) activity. Management believes part of this decrease is the impact of Regulation E rules relating to overdraft charges as well as customers more diligently monitoring their personal accounts and the increased usage of debit cards, which do not typically generate NSF fees. Debit card transactions for which customers do not have available funds are declined at the point of sale instead of posting to the account and generating NSF charges.

33.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•	An increase of $19,000 and $46,000 in ATM income for the three and nine-month periods, respectively, reflecting higher non customer usage.

•	An increase of $60,000 and $126,000 in third-party origination fees for the three and nine-month periods, respectively, primarily reflecting a higher level of residential mortgage production.

Noninterest expense consists primarily of personnel, occupancy, equipment and other expenses. Noninterest expense for the three and nine months ended September 30, 2012 totaled $2,544,000 and $7,649,000, respectively, an increase of $6,000 for the quarter and a year-to-date decrease of $51,000 when compared to $2,538,000 and $7,700,000 for the three and nine months ended September 30, 2011. Following are some of the more significant factors affecting noninterest expense in 2012:

•	An increase of $12,000 and $80,000 in wages for the three and nine-month periods, respectively, primarily reflecting annual merit increases.

•	A decrease of $23,000 and $57,000 in OREO and miscellaneous loan expense for the three and nine-month periods, respectively, primarily due to the decline in OREO and repossessed balances in 2012 compared to a year ago. Average OREO and repossessed assets for the nine months ended September 30, 2012 totaled $63,000 compared to $157,000 for the nine months ended September 30, 2011.

•	A decrease of $41,000 and $83,000 in professional fees for the three and nine-month periods, respectively, primarily reflecting a decrease in legal fees relating to loan workouts.

•	An increase of $52,000 in FDIC assessments for the quarter, primarily relating to changes made by the FDIC in the method of calculating the assessment beginning with the third quarter payment in 2011. This change resulted in a $61,000 credit adjustment to the FDIC insurance expensed during the third quarter in 2011 to adjust the year-to-date expense to actual. A year-to-date decrease of $59,000 in FDIC assessments is the result of a decrease in the rate used to calculate the assessment.

The Corporation recorded a provision for income taxes of $214,000 and $835,000 for the three and nine months ended September 30, 2012, respectively, a decrease of $89,000 for the quarter and a year-to-date increase of $102,000, when compared to $303,000 and $733,000 for the three and nine months ended September 30, 2011. The Corporation’s effective tax rate was 26.95% and 28.11% for the three and nine months ended September 30, 2012, respectively, compared to $27.62% and 26.45% for the same periods in 2011. The difference between the Corporation’s effective tax rate and the statutory rate is primarily attributable to the Corporation’s tax-exempt income. Tax-exempt income includes income earned on certain municipal investments that qualify for state and/or federal income tax exemption and the Corporation’s earnings on Bank-owned life insurance policies, which are exempt from federal taxation.

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

34.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Corporation’s liquidity ratio at September 30, 2012 was 7.11% compared to 6.42% at year-end 2011. Another measure of liquidity is the relationship of net loans to deposits and borrowed funds with lower ratios indicating greater liquidity. At September 30, 2012, the ratio of net loans to deposits and borrowed funds was 89.92% compared to 89.18% at December 31, 2011. Management believes its sources of liquidity are adequate to meet the needs of the Corporation.

The Corporation’s cash flows are derived from operating activities, investing activities and financing activities as reported in the Consolidated Statement of Cash Flows. Net cash flows resulted in an increase of $7,711,000 in cash equivalents and federal funds sold for the nine-month period ended September 30, 2012 compared to a decrease in cash equivalents and federal funds sold of $3,997,000 for the nine-month period ended September 30, 2011. In 2012, total cash from operating activities of $3,392,000, proceeds from maturities and repayments of securities of $6,550,000, an increase in deposit balances of $6,622,000, proceeds from OREO and other repossessed asset sales of $113,000 as well as an increase in deferred compensation plan activity of $79,000, was utilized to fund loan growth of $10,207,000, fund capital expenditures of $354,000 and pay dividends of $437,000.

In 2011, total cash from operating activities of $1,835,000, proceeds from maturities and repayments of securities of $8,427,000, net cash repayments received on loans of $6,162,000, proceeds from OREO and other repossessed asset sales of $187,000 and an increase in deferred compensation activity of $77,000, was used to fund security purchases of $4,149,000, pay dividends of $416,000, satisfy deposit withdrawals of $15,793,000 and fund capital expenditures of $337,000.

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

The Bank’s leverage and risk-based capital ratios at September 30, 2012 were 9.2% and 12.4% respectively, compared to leverage and risk-based capital ratios of 8.9% and 12.0% at year-end 2011. The Bank exceeded minimum regulatory requirements to be considered well capitalized for both periods. Should it become necessary to raise capital to expand the activities of the Corporation, there are sufficient un-issued shares to effect a merger, or solicit new investors.

35.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 3 CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Corporation has certain obligations and commitments to make future payments under contract. The following table presents the Corporation’s contractual obligations and commitments (in thousands) at September 30, 2012:

Contractual obligations

	Payments Due by Period
		Less Than			After
	Total	One Year	1-3 Years	3-5 Years	5 Years
Time deposits and certificates of deposit	$88,360	$45,204	$30,771	$6,956	$5,429
Borrowed funds	1,950	0	0	0	1,950
Total contractual obligations	$90,310	$45,204	$30,771	$6,956	$7,379

Other commitments

	Amount of Commitment – Expiration by Period
		Less Than			After
	Total	One Year	1-3 Years	3-5 Years	5 Years
Commitments to extend commercial credit	$17,360	$9,700	$3,113	$21	$4,526
Commitments to extend consumer credit	11,709	1,833	2,336	4,156	3,384
Standby letters of credit	107	97	10	0	0
Total other commitments	$29,176	$11,630	$5,459	$4,177	$7,910

Other obligations and commitments include the deferred compensation plan, index plan reserve and split dollar life insurance. The timing of payments for these plans is unknown. See Note 1 of the 2011 Annual Report for additional details.

Items reported under “Contractual Obligations” represent standard bank financing activity under normal terms and practices. Such funds normally rollover or are replaced by like items depending on the then-current financing needs. Items reported under “Other Commitments” also represent standard bank activity, but for extending credit to bank customers. Commercial credits generally represent lines of credit or approved loans with drawable funds still available under the contract terms. On an on-going basis, approximately half of these amounts are expected to be drawn. Consumer credits generally represent amounts drawable under revolving home equity lines or credit card programs. Such amounts are usually deemed less likely to be drawn upon in total as consumers tend not to draw down all amounts on such lines. Utilization rates tend to be fairly constant over time. Standby letters of credit represent guarantees to finance specific projects whose primary source of financing comes from other sources. In the unlikely event of the other source’s failure to provide sufficient financing, the bank would be called upon to fill the need. The Corporation is also continually engaged in the process of approving new loans in a bidding competition with other banks. Management and Board committees approve the terms of these potential new loans with conditions and/or counter terms made to the applicant customers. Customers may accept the terms, make a counter proposal, or accept terms from a competitor. These loans are not yet under contract, but offers have been tendered, and would be required to be funded if accepted. Such agreements represent approximately $5,466,000 at September 30, 2012 in varying maturity terms.

36.

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

There was no change in the Corporation’s internal control over financial reporting that occurred during the Corporation’s fiscal quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

37.

COMMERCIAL BANCSHARES, INC.
FORM 10-Q
Quarter ended September 30, 2012
PART II – OTHER INFORMATION

Item 1	Legal Proceedings
There are no matters required to be reported under this item.

Item 1A	Risk Factors
There have been no material changes from risk factors as previously disclosed in Part 1, Item 1.A. of Commercial Bancshares, Inc.’s 10-K filed on March 19, 2012.

Item 2	Unregistered Sales of Securities and Use of Proceeds
For the three months ended September 30, 2012, a total of 1,477 shares were issued from treasury to the Commercial Bancshares, Inc., Deferred Compensation Plan (the “Plan”) at a total cost of $40,366. For the nine months ended September 30, 2012, a total of 4,243 shares were issued from treasury to the Plan at a total cost of $115,974. These transactions were not registered, but were made in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

Additionally, the Corporation delivered 544 shares totaling $9,395 under the Plan to various members of the Board for the nine months ended September 30, 2012.

The following table reflects shares repurchased by the Corporation during the quarter ended September 30, 2012, including any shares purchased as part of a repurchase program approved by the Corporation’s Board of Directors in June 2009.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
07/01/12 - 07/31/12	-0-	n/a	-0-	23,548

08/01/12 - 08/31/12	-0-	n/a	-0-	23,548

09/01/12 - 09/30/12	-0-	n/a	-0-	23,548

Total	-0-	n/a	-0-	23,548

Item 3	Defaults upon Senior Securities
There are no matters required to be reported under this item.

Item 4	Mine Safety Disclosures
Not applicable

Item 5	Other Information
There are no matters required to be reported under this item.

38.

COMMERCIAL BANCSHARES, INC.
FORM 10-Q
Quarter ended September 30, 2012
PART II – OTHER INFORMATION

Item 6           Exhibits:

Exhibit
Number	Description of Document

3.1.a.	Amended Articles of Incorporation of the Corporation
(incorporated by reference to Registrant’s Form 8-K dated April 27, 1995)

3.1.b.	Amendment to the Corporation’s Amended Articles of Incorporation to increase the number of shares authorized for the issuance to 4,000,000 common shares, no par value (incorporated by reference to Appendix I to Registrant’s Definitive Proxy Statement filed March 13, 1997)

3.2	Code of Regulations of the Corporation
(incorporated by reference to Registrant’s Form 8-K dated April 27, 1995)

4	Form of Certificate of Common Shares of the Corporation
(incorporated by reference to Registrant’s Form 8-K dated April 27, 1995)

11	Statement re computation of per share earnings (reference is hereby made to Note 2 of the Consolidated Financial Statements on page 7 hereof)

31.1	Certification by CEO Pursuant to Sarbanes Oxley Section 302

31.2	Certification by CFO Pursuant to Sarbanes Oxley Section 302

32.1	Certification by CEO Pursuant to Sarbanes Oxley Section 906

32.2	Certification by CFO Pursuant to Sarbanes Oxley Section 906

101 **	The following material from the Corporation’s Form 10-Q Report for the quarterly period ended September 30, 2012, formatted in XBRL: (1) Unaudited Condensed Consolidated Balance Sheets, (2) Unaudited Consolidated Statements of Income, (3) Unaudited Consolidated Statements of Comprehensive Income, (4) Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity, (5) Unaudited Condensed Consolidated Statements of Cash Flows, and (6) the Notes to Unaudited Condensed Consolidated Financial Statements.

**	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, and are otherwise not subject to liability under these sections.

39.

COMMERCIAL BANCSHARES, INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL BANCSHARES, INC.
(Registrant)

Date:	November 13, 2012	/s/ Robert E. Beach
(Signature)
Robert E. Beach
President and Chief Executive Officer

Date:	November 13, 2012	/s/ Scott A. Oboy
(Signature)
Scott A. Oboy
Executive Vice President and Chief Financial Officer

40.