Form 10-K
period 2012-12-31
COMMERCIAL BANCSHARES INC \OH\
filed 2013-03-26
CIK 1009976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012. Commission File Number 000-27894

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

Based on the closing price of the registrant’s common shares as of June 30, 2012, the aggregate value of the voting common shares held by non-affiliates was $23,659,467.

At March 26, 2013, there were issued and outstanding 1,186,638 of the registrant’s Common Shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s 2012 Annual Report to Shareholders are incorporated by reference into Parts I and II of this Form 10-K. Portions of the registrant’s Proxy Statement dated April 3, 2013 for the May 16, 2013 Annual Meeting of Shareholders are incorporated by reference into Part III of the Form 10-K.

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

As with other financial institutions, the earnings of the Corporation are affected by general economic conditions and by the monetary policies of the Federal Reserve Board. Continued weakness in employment and real estate markets and the general uncertainty as to the state of the economic recovery made for a challenging year. During 2012, management increased efforts to manage non-performing assets and work with borrowers to mitigate and protect against risk of loss. Considerable time and effort was taken to understand, prepare for and implement rapidly increasing regulatory requirements with the expectation of additional rules and regulations to follow from bodies such as the Financial Accounting Standards Board (“FASB”), the Securities and Exchange Commission (the “SEC”), and newly created bodies writing new rules and regulations under the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”). Generally, the Dodd-Frank Act imposes more stringent regulatory capital requirements on financial institutions. The Act requires that the Council make recommendations to the Federal Reserve regarding the establishment of heightened prudential standards for risk-based capital, leverage, liquidity and contingent capital. Although the future impact of these mandatory and discretionary rulemakings by federal regulatory agencies cannot be accurately predicted, it will expose the banking industry to more extensive regulations and heavier compliance burdens.

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

Competition in Financial Services

The Bank, Commercial Financial and Beck Title compete for business primarily in the Ohio counties of Wyandot, Hancock and Marion. The Corporation’s competitors for business come from two primary sources: large regional firms and independent community banks and thrifts. As of June 30, 2012 (the most recent date for which the FDIC provides market share information), there were approximately 19 depository institutions (excluding credit unions) competing in these markets. As of that date, the Corporation ranked 3rd in total market share, with aggregate deposits of approximately $265 million.

The Bank also competes, particularly for deposit dollars, with insurance companies, brokerage firms and investment companies. Competition with independent community banks is enhanced by creating product niches so as not to resort solely to pricing as a means to attract business.

Employees

Currently the Corporation has 79 full-time employees and 23 part-time employees.

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

5.

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

Deposit Insurance.

As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which each depository institution is assigned to a risk category based on capital and supervisory measures. In 2009, the FDIC revised the method for calculating the assessment rate for depository institutions by introducing several adjustments to an institution’s initial base assessment rate. A depository institution is assessed premiums by the FDIC based on its risk category and its average total assets. Higher levels of bank failures have dramatically increased FDIC resolution costs and depleted the deposit insurance fund.

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

6.

Additionally, the Dodd-Frank Act permanently increased deposit insurance coverage from $100,000 per account ownership type to $250,000, and extended the unlimited insurance of noninterest-bearing transaction accounts under the FDIC Transaction Account Guaranty program to December 31, 2012. This program was not extended beyond that date and deposit insurance is now limited to $250,000 on all noninterest-bearing transaction accounts.

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

The capital requirements described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, the regulations provide that additional capital may be required to take adequate account of, among other things, interest rate risk or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. As of December 31, 2012, the Bank exceeded its minimum regulatory capital requirements with a total risk-based capital ratio of 12.5%, a Tier 1 risk-based capital ratio of 11.3% and a Tier 1 leverage ratio of 9.4%.

In addition to the minimum regulatory capital requirements discussed above, provisions contained in the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) expressly provide for certain supervisory actions which are directly keyed to the capital levels of an insured depository institution. These “prompt corrective action” provisions impose progressively more restrictive constraints on operations, management and capital distributions of a particular institution as its regulatory capital decreases. Using Tier 1 risk-based, total risk-based, and Tier 1 leverage capital ratios as the relevant measures, FDIC insured depository institutions are grouped into one of the following five prompt corrective action capital categories: well capitalized, adequately capitalized; undercapitalized; significantly undercapitalized; and critically undercapitalized. An institution is considered well capitalized if it has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a Tier 1 leverage capital ratio of at least 5%, provided, however, such institution is not subject to a written advisement, order or capital directive to meet and maintain a specific capital level for any particular capital measure. An adequately capitalized institution must have a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4% and a Tier 1 leverage capital ratio of at least 4% (3% if the institution has achieved the highest composite rating in its most recent examination). At December 31, 2012, the Bank satisfied all requirements for inclusion in the “well capitalized” category.

7.

Dividends.

Ohio law prohibits the Bank, without the prior approval of the ODFI, from paying dividends in an amount greater than the lesser of its undivided profits or the total of its net income for that year, combined with its retained net income from the preceding two years. The payment of dividends by any financial institution or its holding company is also affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be under-capitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2012.

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

Affiliate Transactions.

Various governmental requirements, including Sections 23A and 23B of the Federal Reserve Act, limit borrowings by holding companies and non-bank subsidiaries from affiliated insured depository institutions, and also limit various other transactions between holding companies and their non-bank subsidiaries, on the one hand, and their affiliated insured depository institutions on the other. Section 23A of the Federal Reserve Act also generally requires that an insured depository institution’s loan to its non-bank affiliates be secured, and Section 23B of the Federal Reserve Act generally requires that an insured depository institution’s transactions with its non-bank affiliates be on arms-length terms.

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

8.

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

Regulatory Reform

Overview.

Congress, the U.S. Department of the Treasury (“Treasury”), and the federal banking regulators, including the FDIC, have taken broad action since early September 2008 to address volatility in the U.S. banking system and financial markets. Beginning in late 2008, the U.S. and global financial markets experienced deterioration of the worldwide credit markets, which created significant challenges for financial institutions both in the United States and around the world. Dramatic declines in the housing market during the past year, marked by falling home prices and increasing levels of mortgage foreclosures, have resulted in significant write downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. In addition, many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers, including other financial institutions, as a result of concern about the stability of the financial markets and the strength of counterparties.

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

9.

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

10.

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

The Corporation is presently a “smaller reporting company” as defined by SEC regulations and is therefore exempt presently from some of the provisions noted above regarding compensation disclosures. As a smaller reporting company, the Corporation is required to comply with say on pay and say on frequency shareholder proposal requirements beginning with its 2013 Annual Meeting of Shareholders.

Statistical Disclosures

The following statistical information for 2012, 2011, and 2010, included in the Annual Report is incorporated herein by reference.

Annual
Report
Page
Return on Equity and Assets	2
Volume / Rate Analysis	5
Distribution of Assets, Liabilities and Shareholders’ Equity	6
Loan Portfolio	10-11
Summary of Loan Loss Experience	11-15
Investment Portfolio	15-16
Deposits	17-18

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

11.

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

Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on the Corporation’s results of operations, any substantial, unexpected or prolonged change in market interest rates could have a material adverse effect on the Corporation’s financial condition and results of operations. See the sections captioned “Results of Operations – Net Interest Income” and “Quantitative and Qualitative Disclosures about Market Risk” set forth in the Corporation’s 2012 Annual Report to Shareholders incorporated herein by reference.

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

As of December 31, 2012, approximately 78.3% of the Corporation’s loan and lease portfolio consisted of commercial, construction and commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because the Corporation’s loan portfolio contains a significant number of commercial and industrial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Corporation’s financial condition and results of operations. See the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Loans” set forth in the Corporation’s 2012 Annual Report to Shareholders and incorporated herein by reference.

12.

The Corporation’s Allowance For Loan and Lease Losses May Be Insufficient

The Corporation maintains an allowance for loan and lease losses, which is an allowance established through a provision for loan and lease losses charged to expense, that represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans and leases. The allowance, in the judgment of management, is necessary to reserve for estimated loan and lease losses and risks inherent in the loan and lease portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan and lease portfolio quality, current economic conditions, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan and lease losses inherently involves a high degree of subjectivity and requires the Corporation to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Corporation’s control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review the Corporation’s allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan and lease losses, the Corporation will need additional provisions to increase the allowance for loan and lease losses. These increases in the allowance for loan and lease losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on the Corporation’s financial condition and results of operations. See the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Allowance for Loan Losses” set forth in the Corporation’s 2012 Annual Report to Shareholders incorporated herein by reference for further discussion related to the Corporation’s process for determining the appropriate level of the allowance for loan and losses.

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

13.

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

14.

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

15.

ITEM 2 - PROPERTIES

The Corporation’s headquarters and the Bank’s main office are located at 118 South Sandusky Avenue, Upper Sandusky, Ohio, in Wyandot County. The building is used exclusively by the Corporation and the Bank.

	Location	Description
1.	Main Office	Two story building built in the early 1900’s and remodeled in 2012.
118 S. Sandusky Ave.
Upper Sandusky, Ohio 43351

2.	Carey Office	One story building built and opened in 1973, and remodeled in 2007.
128 S. Vance Street
Carey, OH 43316

3.	Harpster Office	One story building purchased in 1978.
17480 Cherokee Street
Harpster, OH 43323

4.	North Drive-In Office	One story drive in office opened in 1981.
400 N. Sandusky Avenue
Upper Sandusky, OH 43351

5.	Findlay Tiffin Avenue Office	One story building purchased in 1992. The building was renovated
	1600 Tiffin Avenue	in 1999 to add more office space.
Findlay, OH 45840

6.	Marion Jamesway Office	One story building constructed and opened in 1996.
279 Jamesway
Marion, OH 43302

7.	Findlay Lincoln Street Office	One story building purchased in 1999 and opened in 2000.
201 Lincoln Street
Findlay, OH 45850

8.	Operations Center	One story building constructed and opened in 2006.
245 Tarhee Trail
Upper Sandusky, OH 43351

9.	Marion Barks Rd West Office	One story building purchased in 2008. The building was renovated
	195 Barks Rd West	and opened in 2009.
Marion, OH 43302

10.	Arlington Office	Leased (with option to buy). Two-story building opened in 2009.
112 East Liberty Street
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

16.

PART II

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable

ITEM 5 – MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information set forth under the heading “Shareholder Information” on page 54 of the Annual Report is incorporated herein by reference.

Issuer Purchases of Equity Securities

For the three months ended December 31, 2012, the Corporation purchased 1,250 shares totaling $24,781 and delivered 3,106 shares totaling $51,772 under the Commercial Savings Bank Deferred Compensation Plan, a nonqualified deferred compensation plan, to various members of the Board. Shares are purchased on the open market and are credited to the respective accounts of the deferred compensation plan participants. These transactions were not registered, but were made in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933. Additionally, the Corporation issued 200 shares of treasury stock totaling $5,466 under stock option plans, the issuance of which were also exempt from registration under Section 4(a)(2) of the Securities Act of 1933.

The following table reflects shares repurchased by the Corporation during the fourth quarter, ended December 31, 2012, including any shares purchased as part of a repurchase program approved by the Corporation’s Board of Directors in June 2009.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs

10/01/2012 – 10/31/2012	-0-	n/a	-0-	23,548

11/01/2012 – 11/30/2012	-0-	n/a	-0-	23,548

12/01/2012 – 12/31/2012	1,250	19.52	-0-	23,548

Total	1,250	19.52	-0-	23,548

ITEM 6 – SELECTED FINANCIAL DATA

The information set forth under the heading “Comparative Summary of Selected Financial Data” on page 2 of the Annual Report is incorporated herein by reference.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The information set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 3 through 22, inclusive, of the Annual Report is incorporated herein by reference.

17.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth under the heading “Quantitative and Qualitative Disclosures about Market Risk” on page 20 through 21 of the Annual Report is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information contained in the consolidated financial statements and related notes and the report of independent registered public accounting firm thereon, on pages 23 through 54, inclusive, of the Annual Report is incorporated herein by reference.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with the Corporation’s independent accountants on accounting and financial disclosures.

ITEM 9A – CONTROLS AND PROCEDURES

Commercial Bancshares, Inc. carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of December 31, 2012, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2012, in timely alerting them to material information required to be in the Corporation’s (including its consolidated subsidiaries) periodic SEC filings.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Corporation. Under the supervision and with the participation of management, including principal executive and principal financial officers, an evaluation of the effectiveness of internal control over financial reporting was conducted based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, as required by paragraph (c) of §240.13a-15 of this chapter. Based on the evaluation under Internal Control – Integrated Framework, management concluded that the Corporation’s internal control over financial reporting was effective as of December 31, 2012. This annual report does not include an attestation report of the Corporation’s registered public accounting firm regarding internal control over financial accounting. Management’s report was not subject to attestation by the Corporation’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Corporation to provide only management’s report in this annual report. There was no change in the Corporation’s internal control over financial reporting that occurred during the Corporations’ fiscal quarter ending December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning Directors and Executive Officers of the Corporation appear under the captions “Board and Committee Membership,” “Committees of the Board,” “Information relating to Nominees and other Directors,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Corporation’s Definitive Proxy Statement dated April 3, 2013 for the Annual Meeting of Shareholders to be held on May 16, 2013 and is incorporated herein by reference.

18.

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

ITEM 11 – EXECUTIVE COMPENSATION

Information concerning executive compensation appears, under the captions “Executive Compensation,” “Summary Compensation Table,” “Outstanding Equity Awards at Fiscal Year End,” “Deferred Compensation Plan,” and “Employment Agreements” in the Corporation’s Definitive Proxy Statement dated April 3, 2013 for the Annual Meeting of Shareholders to be held on May 16, 2013 and is incorporated herein by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management is contained under the captions “Information Relating to Nominees and other Directors,” and “Share Ownership of Management and Directors” in the Corporation’s Definitive Proxy Statement dated April 3, 2013 for the Annual Meeting of Shareholders to be held on May 16, 2013 and is incorporated herein by reference.

The Corporation has two stock option plans, the 1997 Stock Option Plan and the 2009 Incentive Stock Option Plan. No additional grants may be made under the 1997 Stock Option Plan. The 2009 Plan, which is shareholder approved, permits the grant of stock options, restricted stock and certain other stock-based awards for up to 150,000 shares. All stock options have an exercise price that is equal to the closing market value of the Corporation’s stock on the date options are granted. During 2012, 15,200 stock options with an exercise price of $19.28 were granted to executive officers and certain key employees. The weighted average fair value of options granted was $3.01 per share. In 2011, 9,800 stock options with an exercise price of $17.40 were granted to executive officers and certain key employees. The weighted average fair value of options granted was $2.94 per share. Options will vest over three years and expire ten years from the date of grant.

Additionally, the Corporation granted 2,200 shares of restricted stock awards to executive officers and directors during 2012 compared to 3,750 shares during 2011. Restricted stock awards are recorded as deferred compensation, a component of shareholders’ equity, at fair value at the date of grant and amortized to compensation expense over the vesting period

The following table includes information as of December 31, 2012 with respect to the Stock Option Plans, under which equity securities of the Corporation are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column[a])
	(a)	(b)	(c)
Equity Compensation plans approved by security holders	52,500	$15.47	86,300

Equity Compensation plans not approved security holders	2,130	$24.63	-0-

19.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning director independence and certain relationships and related transactions is contained under the caption “Director Independence and Related Party Transactions” in the Corporation’s Definitive Proxy Statement dated April 3, 2013 for the Annual Meeting of Shareholders to be held on May 16, 2013 and is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services is contained under the caption “Principal Accounting Firm Fees” of the Corporation’s Definitive Proxy Statement dated April 3, 2013 for the Annual Meeting of Shareholders to be held on May 16, 2013 and is incorporated herein by reference.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following Consolidated Financial Statements and related Notes to Consolidated Financial Statements, together with the report of the Independent Registered Public Accounting Firm dated March 15, 2013 appear on pages 23 through 54 of the Commercial Bancshares, Inc., 2012 Annual Report and are incorporated herein by reference.

1.	Financial Statements

Consolidated Balance Sheets
December 31, 2012 and 2011

Consolidated Statements of Income for the Years Ended
December 31, 2012, 2011 and 2010

Consolidated Statements of Comprehensive Income for the Years Ended

December 31, 2012, 2011 and 2010

Consolidated Statements of Shareholders’ Equity for the Years Ended
December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements for the Years Ended
December 31, 2012, 2011 and 2010

Report of Independent Registered Public Accounting Firm

Financial statement schedules are omitted as they are not required or are not applicable or because the required information is included in the consolidated financial statements or notes thereto.

20.

(b) EXHIBITS

Exhibit Number	Description of Document

3.1.a	Amended Articles of Incorporation of the Corporation (incorporated by reference to Registrant’s Form 8-K dated April 27, 1995)

3.1.b	Amendment to the Corporation’s Amended Articles of Incorporation to increase the number of shares authorized for issuance to 4,000,000 common shares, no par value (incorporated by reference to Appendix I to Registrant’s Definitive Proxy Statement filed March 13, 1997)

3.2	Code of Regulations of the Corporation (incorporated by reference to Registrant’s Form 8-K dated April 27, 1995)

4	Form of Certificate of Common Shares of the Corporation (incorporated by reference to Registrant’s Form 8-K dated April 27, 1995)

10.1	Commercial Bancshares, Inc. 1997 Stock Option Plan (incorporated by reference to Appendix II to our Proxy Statement, as filed with the SEC on Schedule 14A on March 13, 1997)

10.2	Commercial Bancshares, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 4.1 to our Registration Statement Form S-8, as filed with the SEC on March 17, 1999)

10.3	Executive Employment Contract with Robert E. Beach dated November 1, 2007 (incorporated by reference to Exhibit 10 to Registrant’s Form 8-K filed November 7, 2007)

10.4	Executive Employment Contract with Scott A. Oboy, dated June 8, 2005 (incorporated by reference to Exhibit 10.5 to Registrant’s Form 10-K filed March 31, 2006)

10.5	Commercial Bancshares Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-K filed March 31, 2005)

10.6	Executive Employment Contract with Steven M. Strine dated March 3, 2008 (incorporated by reference to Exhibit 10 to Registrant’s Form 8-K filed March 31, 2008)

13	Annual Report to Shareholders for the Year Ended 2012

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a) Certification (CEO)

31.2	Rule 13a-14(a) Certification (CFO)

32.1	Section 1350 Certification (CEO)

32.2	Section 1350 Certification (CFO)

101.INS	XBRL Instance Document(1)

101.SCH	XBRL Taxonomy Extension Schema Document(1)

21.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

101.DED	XBRL Taxonomy Extension Definitions Linkbase Document(1)

(1)	As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for the purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

22.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the under signed, thereunto duly authorized.

03/26/2013	COMMERCIAL BANCSHARES, INC.
Date
	By:	/s/ROBERT E. BEACH
Robert E. Beach, President and CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 2013.

Signatures	Signatures

/s/ROBERT E. BEACH	/s/MARK DILLON
Robert E. Beach	Mark Dillon
President and Principal Executive Officer	Director

/s/SCOTT A. OBOY	/s/DEBORAH J. GRAFMILLER
Scott A. Oboy	Deborah J. Grafmiller
Executive Vice President and Chief Financial Officer	Director

/s/MICHAEL A. SHOPE	/s/KURT D. KIMMEL
Michael A. Shope	Kurt D. Kimmel
Director, Chairman of the Board	Director

/s/STANLEY K. KINNETT	/s/LYNN R. CHILD
Stanley K. Kinnett	Lynn R. Child
Director, Vice Chairman of the Board	Director

/s/DANIEL E. BERG	/s/LEE M. SISLER
Daniel E. Berg	Lee M. Sisler
Director	Director

/s/J. WILLIAM BREMYER
J. William Bremyer
Director

23.

EXHIBIT 13

COMMERCIAL BANCSHARES, INC.

Upper Sandusky, Ohio

ANNUAL REPORT

December 31, 2012

CONTENTS

President’s Letter	1

Comparative Summary of Selected Financial Data	2

Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

Report of Independent Registered Public Accounting Firm	23

Consolidated Financial Statements	24

Notes to Consolidated Financial Statements	30

Shareholder Information	54

Officers	55

Board of Directors	56

i.

December 31, 2012

Dear Shareholders:

In 2012 your bank reported record earnings of $2,938,000, which is $2.49 per diluted share and a 5.72% increase over 2011 earnings of $2,779,000 or $2.38 per diluted share. This amounts to a 0.98% return on average assets and a 10.33% return on average equity. Our dividend increased 12% at year-end to $0.14 per share and we had a year-end share price of $18.90, providing a 2.96% yield, which is in line or slightly above other peer banks.

We had strong growth in net loans of 5.28% and continued strong growth in our DDA accounts of $21,200,000 or 14.93%, allowing us to reduce our time deposits which in turn reduced our overall cost of funds and helped us maintain a strong margin in a challenging environment.

We have continued to increase our loan loss reserve to further strengthen the bank as we maintain our disciplined approach to loan underwriting and continue to look for ways to grow revenue and reduce expenses. We have continued to invest in our facilities and our people along with providing state of the art products and services.

The bank’s total footings grew 4.79% last year. We currently have plenty of funds so spread the word to family, friends and businesses that we are capable and willing to lend funds to promote personal or business growth. Our market maker is Boenning & Scattergood or look to your broker to purchase stock in our profitable, growing and successful bank.

I look forward to seeing you at our May 16, 2013 annual shareholders’ meeting.

Sincerely,

Robert E. Beach,

President and Chief Executive Officer

TABLE 1      COMPARATIVE SUMMARY OF SELECTED FINANCIAL DATA

Year ended December 31
(Dollars in thousands, except per share data)	2012	2011	2010	2009	2008

Total assets	$301,564	$287,779	$304,403	$294,280	$259,795

Total investment securities	17,032	27,111	36,103	36,733	37,621

Loans, net	243,303	231,094	227,460	225,264	196,167

Total deposits	268,439	259,128	277,244	264,709	231,668

Total borrowed funds	1,922	0	0	5,000	5,000

Total shareholders’ equity	29,388	26,999	24,389	22,695	21,305

Book value per outstanding share	25.12	23.22	21.18	19.93	18.75

Shares outstanding	1,169,840	1,162,725	1,151,345	1,138,497	1,136,397

Results of Operations
Interest income	$14,252	$15,041	$15,745	$15,541	$16,304
Interest expense	(1,493)	(2,112)	(3,589)	(4,967)	(6,277)
Net interest income	12,759	12,929	12,156	10,574	10,027
Provision for loan losses	(798)	(989)	(1,370)	(1,484)	(1,127)
Other income	2,297	2,211	2,447	2,466	2,649
Salaries and employee benefits	(5,625)	(5,701)	(5,293)	(5,046)	(5,415)
Other expenses	(4,518)	(4,642)	(4,875)	(5,320)	(4,645)
Income before income taxes	4,115	3,808	3,065	1,190	1,489
Income tax expense	(1,177)	(1,029)	(742)	(89)	(188)
Net income	$2,938	$2,779	$2,323	$1,101	$1,301

Per Share Data

Net income
Basic	$2.52	$2.40	$2.03	$0.97	$1.14
Diluted	$2.49	$2.38	$2.03	$0.97	$1.14

Cash dividend paid	$0.515	$0.485	$0.420	$0.580	$0.760

Financial Ratios

Return on average total assets	0.98%	0.94%	0.77%	0.40%	0.50%
Return on average shareholders’ equity	10.33%	10.73%	9.76%	4.96%	6.09%
Average shareholders’ equity to average total assets	9.50%	8.78%	7.89%	8.01%	8.15%

Dividend payout	20.46%	20.22%	20.70%	59.90%	66.38%

2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This financial review presents management’s discussion and analysis of the consolidated financial condition of the Corporation and its wholly owned subsidiaries, Commercial Savings Bank and Commercial Financial and Insurance Agency, LTD at December 31, 2012 and 2011, and the consolidated results of operations for each of the years in the three year period ended December 31, 2012. This discussion should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and other financial data presented elsewhere in this annual report and on Form 10K.

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

The registrant is not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on the liquidity, capital resources or operations except as discussed herein. Furthermore, the Corporation is not aware of any current recommendations by regulatory authorities that would have such effect if implemented.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this report may contain forward-looking statements. For this purpose, any statement that is not a statement of historical fact may be deemed to be a forward-looking statement. These forward-looking statements may include statements regarding profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk, growth strategy and financial and other goals. Words such as “believes,” “expects,” “plans,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends” or other words of similar meaning are intended to identify forward-looking statements. They can also be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements.

There are many factors that could have a material adverse effect on the operations and future prospects of the Corporation including, but not limited to:

•	Local, regional and national economic conditions and the impact they may have on the Corporation and its customers and the assessment of that impact on estimates including, but not limited to, the allowance for loan losses and fair value of other real estate owned.

•	Changes in the level of non-performing assets and charge-offs.

•	Changes in the fair value of securities available for sale and management’s assessments of other-than-temporary impairment of such securities.

•	The effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Securities and Exchange Commission, the Financial Accounting Standards Board and other accounting standard setters.

•	The effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board.

•	Changes in consumer spending and savings habits; and

•	The Corporation’s success at managing the risks detailed above.

3.

CRITICAL ACCOUNTING POLICIES

The Corporation has established various accounting policies which govern the application of U.S. GAAP in the preparation of its financial statements. Certain accounting policies involve significant judgments and assumptions by management which has a material impact on the reported amount of assets, liabilities, capital, revenues and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates on matters that are inherently uncertain. Because of the nature of the judgments and assumptions made by management, actual results could differ from estimates and have a material impact on the carrying value of assets, liabilities, capital or the results of operations of the Corporation.

Allowance for loan losses: The Corporation believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in the preparation of its consolidated financial statements. Adequacy of the allowance for loan losses is determined quarterly using a consistent, systematic methodology, which analyzes the risk inherent in the loan portfolio. In addition to evaluating the collectability of specific loans when determining the adequacy of the allowance, management also takes into consideration other qualitative factors such as changes in the mix and size of the loan portfolio, historical loss experience, the amount of delinquencies and loans adversely classified, industry trends, and the impact of the local and regional economy on the Corporation’s borrowers. Changes in these qualitative factors may cause management’s estimate of the adequacy of the allowance for loan losses to increase or decrease and result in adjustments to the Corporation’s provision for loan losses in future periods. For additional information see “Allowance for Loan Losses” under Financial Condition as well as the Consolidated Financial Statement Footnotes, below.

Fair value estimates: Fair value is defined as the price that would be received, without adjustment for transaction costs, to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement reflects all of the assumptions that market participants would use in pricing the asset or liability, including assumptions about the risk inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset and the risk of non-performance. Changes in assumptions or in market conditions could significantly affect the estimates. The fair value estimates of existing on-and-off balance sheet financial instruments does not include the value of anticipated future business or the values of assets and liabilities not considered financial instruments. For additional information see Note 18, Fair Values and Measurements of Financial Instruments.

OVERVIEW

The Corporation’s profitability, as with most financial institutions, is significantly dependent upon net interest income, which is the difference between interest received on interest-earning assets, such as loans and securities, and the interest paid on interest-bearing liabilities, principally deposits and borrowings. During a period of economic slowdown the lack of interest income from non-performing assets and an additional provision for loan losses can greatly reduce profitability. Results of operations are also affected by noninterest income, such as service charges on deposit accounts and fees on other services, income from lending activities and bank-owned life insurance as well as noninterest expenses such as salaries and employee benefits, occupancy, furniture and equipment, professional and other services, and other expenses, including income taxes. Economic conditions, competition and the monetary and fiscal policies of the Federal government significantly affect financial institutions.

The Corporation recorded net income of $2,938,000 for the year ended December 31, 2012, or $2.49 per diluted common share, compared to net income of $2,779,000, or $2.38 per diluted common share in 2011 and net income of $2,323,000 or $2.03 per diluted common share in 2010. Return on average assets and return on average common equity were 0.98% and 10.33%, respectively, for year-end 2012, compared to 0.94% and 10.73% for year-end 2011 and 0.77% and 9.76% for year-end 2010.

Key items affecting the Corporation’s results in 2012 compared to 2011 and 2010:

•	In 2012, net interest income decreased $170,000 or 1.31% from 2011, compared to an increase of $773,000 or 6.36% in 2011 over 2010. The current low market interest rate environment has had a positive impact on net interest income in previous years because the Corporation’s balance sheet is liability sensitive which typically results in its average cost of funds decreasing faster than the average yield on interest-earning assets in a declining rate environment. In 2012, the Corporation did not recognize this benefit to the same degree, as deposit interest rates are at historic lows and have essentially reached a threshold in which they cannot reasonably be further reduced. However, total cost of funds did decrease 25 basis points from 2011, primarily due to a shift from high cost CDs into noninterest and interest-bearing demand deposit accounts.

4.

•	A 19.31% decrease in loan loss provision in 2012, following net charge-offs of $536,000, compared to a 27.81% decrease in loan loss provision in 2011, following net charge-offs of $408,000.

•	Significant loan and core deposit growth: Average net loans grew to $232,734,000, an increase of $10,730,000 or 4.83% from the previous year, while average core deposits grew to $241,413,000, an increase of $10,977,000 or 4.76% over the previous year.

•	The Bank’s capital position remained strong and grew during 2012 with a Tier 1 leverage ratio of 9.4% and a Tier 1 capital ratio of 11.3%, compared to leverage and capital ratios of 8.9% and 10.8%, respectively, in 2011. In addition, at December 31, 2012, the Bank’s total risk-based capital ratio was 12.5%, compared to 12.0% at December 31, 2011. Given the strength of its capital position and on-going ability to generate significant capital through earnings, the Corporation was able to return 20.46% of its earnings to shareholders in the form of dividends totaling $601,000 during 2012.

•	Continued focus on effectively managing cost structure, with an efficiency ratio (the ratio of noninterest expense to tax-equivalent net revenue, excluding net securities gains and losses) of 66.16% in 2012 compared to 66.75% in 2011 and 67.69% in 2010.

RESULTS OF OPERATIONS

Net interest income can be analyzed by segregating the volume and rate components of interest income and interest expense. The table below illustrates the volume and rate changes in net interest income on a tax-equivalent basis. For purposes of this table, changes in interest income and interest expense are allocated to volume and rate categories based upon the respective percentage changes in average balances and average rates. Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

TABLE 2      VOLUME AND RATE ANALYSIS (a)

At December 31,	2012 Compared to 2011			2011 Compared to 2010
(Dollars in thousands)	Total	Volume	Rate	Total	Volume	Rate
Increase (decrease) in
Interest Income
Federal funds sold	$18	$13	$5	$(13)	$(12)	$(1)
Taxable investment securities	(205)	(266)	61	(105)	(7)	(98)
Tax-exempt investment securities	(148)	(135)	(13)	(140)	(139)	(1)
Loans	(499)	645	(1,144)	(489)	49	(538)
Total interest income	(834)	257	(1,091)	(747)	(109)	(638)
Interest Expense
Interest-bearing deposits	(14)	11	(25)	(242)	12	(254)
Savings deposits	(7)	3	(10)	(23)	6	(29)
Time deposits	(617)	(332)	(285)	(1,141)	(437)	(704)
Borrowed funds	19	0	19	(71)	(71)	0
Total interest expense	(619)	(318)	(301)	(1,477)	(490)	(987)

Net interest income	$(215)	$575	$(790)	$730	$381	$349

(a)	This table shows the components of the change in net interest income by volume and rate on a tax-equivalent basis utilizing a federal tax rate of 34 percent.

5.

The following table presents the Corporation’s (i) average assets, liabilities, and shareholders’ equity, (ii) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (iii) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (iv) interest rate spread and (v) net interest margin.

TABLE 3	DISTRIBUTION OF ASSETS, LIABILITIES, AND SHAREHOLDERS’ EQUITY

For the years ended December 31, 2012, 2011 and 2010

	2012			2011			2010
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Federal funds sold	$20,208	$46	0.23%	$13,960	$28	0.20%	$19,436	$41	0.21%
Investment securities:
Taxable securities(1)	9,322	310	3.33	19,279	515	2.67	19,493	620	3.18
Tax-exempt securities(1)	13,347	765	5.73	15,664	913	5.83	18,037	1,053	5.84
Loans(2)(3)	232,734	13,399	5.76	222,004	13,898	6.26	220,455	14,387	6.53
Earning assets	275,611	14,520	5.27%	270,907	15,354	5.67%	277,421	16,101	5.80%
Other assets	23,799			23,936			24,399
Total assets	$299,410			$294,843			$301,820
Interest-bearing demand deposits	$116,022	116	0.10%	$105,516	130	0.12%	$100,729	372	0.37%
Savings deposits	20,762	11	0.05	18,040	18	0.10	15,771	41	0.26
Time deposits	90,937	1,347	1.48	110,580	1,964	1.78	129,040	3,105	2.41
Borrowed funds	895	19	2.12	15	0	0.00	2,099	71	3.38
Interest-bearing liabilities	228,616	1,493	0.65%	234,151	2,112	0.90%	247,639	3,589	1.45%
Noninterest-bearing demand deposits	40,676			32,799			28,008
Other liabilities	1,670			2,003			2,372
Shareholders’ equity	28,448			25,890			23,801
Total liabilities and shareholders’ equity	$299,410			$294,843			$301,820
Net interest income		$13,027			$13,242			$12,512
Interest rate spread			4.62%			4.77%			4.35%
Net interest margin			4.73%			4.89%			4.51%

(1)	Average yields on all securities have been computed based on amortized cost. Income on tax-exempt securities has been computed on a tax-equivalent basis using a 34% federal tax rate and a 20% disallowance of interest expense deductibility under TEFRA rules. The amount of such adjustment was $268,000, $313,000 and $356,000 for 2012, 2011 and 2010, respectively.
(2)	Average balance is net of deferred loan fees of $347,000, $156,000, and $53,000 for 2012, 2011 and 2010, respectively, as well as $0, $1,000, and $60,000 of unearned income for the same years.
(3)	Average loan balances include nonaccruing loans.

Net Interest Income

Net interest income, the major source of the Corporation’s earnings, is the income generated by interest-earning assets reduced by the total interest cost of the funds incurred to carry them. Net interest income is impacted by market interest rates and the mix and volume of earning assets and interest-bearing liabilities. For comparative purposes, income from tax-exempt securities is adjusted to a tax-equivalent basis using the federal statutory tax rate of 34% and a 20% disallowance of interest expense deductibility under the Tax Equity and Fiscal Responsibility Act (“TEFRA”) rules. By making these adjustments, tax-exempt income and their yields are presented on a comparable basis with income and yields from fully taxable earning assets. The net interest margin is calculated by expressing tax-equivalent net interest income as a percentage of average interest-earning assets, and represents the Corporation’s net yield on its earning assets. Net interest margin is an indicator of the Corporation’s effectiveness in generating income from its earning assets. The net interest margin is affected by the structure of the balance sheet as well as by competitive pressures, Federal Reserve regulatory and monetary policies and the economy.

6.

Net interest income, on a fully tax-equivalent basis, decreased $215,000 or 1.62% to $13,027,000 at December 31, 2012 from $13,242,000 in 2011, compared to an increase of $730,000 or 5.83% from $12,512,000 in 2010. Net interest spread and net interest margin were 4.62% and 4.73%, respectively, for the year ended December 31, 2012, compared to 4.77% and 4.89% in 2011 and 4.35% and 4.51% in 2010. The decrease in net interest margin in 2012 was primarily attributable to the decline in average rates earned on interest-earning assets, which exceeded the decline in the average rates paid on interest-bearing liabilities, as historically low interest rates inhibited the Corporation’s ability to further reduce the rates paid on deposits. This effect was somewhat mitigated by the growth in noninterest-bearing deposits, which provided no-cost funding compared to the cost of borrowed funds. The margin increase in 2011 compared to 2010 was driven primarily by the decline in average certificate of deposit balances of $18,460,000 as well as a reduction of 55 basis points in total funding costs. The extremely low interest rate environment has caused deposits to remain at elevated levels which have also strengthened the Corporation’s liquidity position. Many banks are experiencing similar situations resulting in the industry liquidity to be at significantly elevated levels.

Total interest income, on a fully tax-equivalent basis, decreased $834,000 or 5.43% to $14,520,000 for the year ended December 31, 2012, down from $15,354,000 at December 31, 2011. Average net loans, representing 84.44% and 81.95% of average interest-earning assets during 2012 and 2011, respectively, increased $10,730,000 or 4.83%, while the average tax-equivalent yield decreased 50 basis points. The decline in interest income was largely driven by the downward repricing of variable rate loans and the origination of new loans at lower market rates as well as maturities and repayments of loans with higher rates. Average investment securities, representing 8.22% and 12.90% of average interest-earning assets during 2012 and 2011, respectively, decreased $12,274,000 or 35.13%, while the average tax-equivalent yield earned increased 65 basis points. The decrease in investment securities as well as the increase in the tax-equivalent yield on investment securities is largely due to calls of low yielding U.S. Government agencies. Average federal funds sold, representing 7.33% and 5.15% of average interest-earning assets, increased $6,248,000 or 44.76%, while the average yield earned increased 3 basis points.

Interest expense decreased $619,000 or 29.31% to $1,493,000 for the year ended December 31, 2012, down from $2,112,000 at December 31, 2011. The decrease in interest expense was primarily the result of a favorable shift in the deposit mix as well as the repricing of time deposits to lower rates. Average interest-bearing demand deposits, representing 50.75% and 45.06% of average interest-bearing liabilities during 2012 and 2011, respectively, increased $10,506,000 or 9.96%, while the average rate paid decreased 2 basis points. Average time deposits, representing 39.78% and 47.23% of average interest-bearing liabilities during 2012 and 2011, respectively, decreased $19,643,000 or 17.76%, while the average rate paid decreased 30 basis points.

The increase in net interest income during 2011 was primarily driven by the rate payable on interest-bearing liabilities declining more rapidly than the yield on interest-earning assets and is reflective of the magnitude and timing of the downward repricing of the Corporation’s liabilities in a low interest rate environment. Total interest income, on a fully tax-equivalent basis, decreased $747,000 or 4.64% to $15,354,000 for the year ended December 31, 2011, down from $16,101,000 at December 31, 2010. Average net loans, representing 81.95% and 79.47% of average interest-earning assets during 2011 and 2010, respectively, increased $1,549,000 or 0.70%, while the average tax-equivalent yield decreased 27 basis points. Average investment securities, representing 12.90% and 13.53% of average interest-earning assets during 2011 and 2010, respectively, decreased $2,587,000 or 6.89%, while the average tax-equivalent yield decreased 37 basis points.

Interest expense decreased $1,477,000 or 41.15% to $2,112,000 for the year ended December 31, 2011, down from $3,589,000 at December 31, 2010. A decrease of $987,000 in interest expense was primarily due to lower rates paid on certificates of deposits and interest-bearing demand deposits while a decrease of $490,000 in interest expense was largely due to the decline in certificates of deposit average balances. Average interest-bearing demand deposits, representing 45.06% and 40.68% of average interest-bearing liabilities during 2011 and 2010, respectively, increased $4,787,000 or 4.75%, while the average rate paid decreased 25 basis points. Average time deposits, representing 47.23% and 52.11% of average interest-bearing liabilities during 2011 and 2010, respectively, decreased $18,460,000 or 14.31%, while the average rate paid decreased 63 basis points.

7.

Provision for Loan Losses

The Corporation establishes an allowance for loan losses through charges to earnings, which are shown in the statements of operations as the provision for loan losses. Through the provision for loan losses, an allowance is maintained that reflects management’s best estimate of probable incurred loan losses related to specifically identified loans as well as the inherent risk of loss related to the remaining portfolio. In evaluating the allowance for loan losses, management considers various factors that include loan growth, the amount and composition of the loan portfolio, (including non-performing and potential problem loans), diversification, or conversely, concentrations by industry, geography or collateral within the portfolio, historical loan loss experience, current delinquency levels, the estimated value of the underlying collateral, prevailing economic conditions and other relevant factors. Loan charge-offs are recorded to this allowance when loans are deemed uncollectible, in whole or in part. Impacting the provision for loan losses in any accounting period are several factors including the amount of loan growth during the period, broken down by loan type, the level of charge-offs during the period, the changes in the amount of impaired loans, changes in risk ratings assigned to loans, specific loan impairments, credit quality, and ultimately, the results of management’s assessment of the inherent risks of the loan portfolio.

Provisions for loan losses totaled $798,000, $989,000 and $1,370,000 in 2012, 2011 and 2010, respectively. Provisions for loan losses in all periods were largely driven by loan growth, an increase in nonaccrual loans as well as impairment charges on troubled debt restructured loans. Management considers the allowance for loan losses at December 31, 2012 adequate to cover loan losses based on its assessment of various factors affecting the loan portfolio, including the level of problem loans, overall delinquencies, business conditions, estimated collateral values and loss experience. A further decline in local and national economic conditions, or other factors, could result in a material increase in the allowance for loan losses which could adversely affect the Corporation’s financial condition and results of operations. For further information about factors affecting the allowance for loan losses, see “Allowance for Loan Losses,” under Financial Condition.

Noninterest Income

Noninterest income consists primarily of fees and commissions earned on services that are provided to the Corporation’s banking customers, and to a lesser extent, gains on sales of OREO and other repossessed assets and other miscellaneous income. Noninterest income for 2012 totaled $2,297,000, an increase of $86,000 or 3.89% from 2011. Following are some of the more significant factors affecting noninterest income in 2012:

•	A decrease of $60,000 or 3.88% in service and overdraft charges, largely driven by a decline in the volume of insufficient funds (“NSF”) activity and partially offset by an increase in ATM income.

•	An increase of $143,000 or 63.12% in third-party origination activities, primarily due to an increase in mortgage production as a result of the escalated demand in home purchases and refinancing due in part to the low interest rate environment.

Noninterest income for 2011 totaled $2,211,000, a decrease of $236,000 or 9.64% from $2,447,000 in 2010. Following are some of the more significant factors affecting noninterest income in 2011:

•	A decrease of $133,000 or 7.92% in service and overdraft charges, primarily due to a decline in the volume of insufficient funds (“NSF”) activity. Management believes part of this decrease is due to customers more diligently monitoring their personal accounts and to the increased use of debit cards, which do not typically generate NSF fees. Debit card transactions for which customers do not have available funds are declined at the point of sale instead of posting to the account and generating a NSF charge. Further impacting service fees was the revision to Regulation E during the third quarter of 2010, prohibiting financial institutions from charging a customer fees for paying overdrafts on ATMs and one-time debit card transactions unless that customer consented, or opted in to the overdraft service for those types of transactions.

•	A decrease of $141,000 or 38.37% in third-party origination fees, primarily due to a reduced level of residential mortgage production when compared to the prior year.

•	An increase of $55,000 or 96.46% in rental income. During the third quarter of 2010, a portion of the operations center was rented out as office space to a local business.

8.

Noninterest Expense

Noninterest expense consists primarily of personnel, occupancy, equipment and other operating expenses. Noninterest expense for 2012 totaled $10,143,000, a decrease of $200,000 or 1.93% from 2011. Following are some of the more significant factors affecting noninterest expense in 2012:

•	A decrease of $76,000 or 1.33% in salaries and employee benefits, largely due to a decrease of $110,000 in medical insurance costs, primarily reflecting a change in employee health care plans, a decrease of $27,000 in severance expense, offset with an increase of $69,000 in salary and bonus expense, primarily due to annual merit increases. Along with its more traditional priority health care plan, the Corporation introduced an HDHP/HSA plan (high deductible health plan with health savings account) to its employees in 2012. Compared to traditional insurance plans, HDHPs generally offer lower premiums to employees but require greater out-of-pocket spending.

•	A decrease of $78,000 or 15.23% in professional fees, primarily reflecting a decrease in legal fees relating to loan workouts. All legal settlements in 2011 were resolved prior to 2012 thus reducing legal expenses in 2012.

•	An increase of $54,000 or 14.92% in software maintenance, largely driven by an increase in third-party and web-based software programs as well as core processing upgrades, all of which increase software maintenance contracts.

•	A decrease of $68,000 or 81.93% in net losses on repossessed asset sales, primarily due to a decrease in the number of OREO properties and other repossessed assets sold in 2012 compared to 2011.

Noninterest expense for 2011 totaled $10,343,000, an increase of $175,000 or 1.72% from $10,168,000 in 2010. Following are some of the more significant factors affecting noninterest expense in 2011:

•	An increase of $408,000 or 7.71% in salaries and employee benefits, primarily due to higher medical insurance costs and increased employee compensation expense relating to stock option awards granted.

•	An increase of $101,000 or 24.57% in professional fees, largely due to legal fees pertaining to a settlement and release agreement from executive compensation plan for a past executive officer as well as legal expenses relating to the workout of problem loans.

•	A decrease of $188,000 or 69.37% in net losses on repossessed asset sales, primarily due to a decrease in the number of OREO properties and other repossessed assets sold in 2011 compared to 2010.

•	A decrease of $167,000 or 36.46% in FDIC deposit insurance, largely due to a decline in average deposit balances as well as changes made by the FDIC in the method of calculating assessment rates under the Dodd-Frank Act.

•	A decrease of $114,000 or 33.33% in OREO and miscellaneous loan expense, primarily due to higher credit related costs in the prior year. Specifically, OREO expense decreased $158,000 due to the write down and operating costs associated with an increased number of OREO properties in 2010.

Income Tax Expense

The Corporation generated income before taxes of $4,115,000, resulting in a tax provision of $1,177,000 in 2012, compared to income before taxes of $3,808,000 with a tax provision of $1,029,000 in 2011. In 2010, the Corporation generated income before taxes of $3,065,000, resulting in a tax provision of $742,000. The increase in income tax expense was largely driven by an increase in pre-tax income offset by earning adjustments relating to tax-free revenue. The Corporation’s effective tax rate for 2012 was 28.60%, compared to 27.02% and 24.21% for 2011 and 2010, respectively. The difference between the Corporation’s effective tax rate and the statutory rate is primarily attributable to the Corporation’s tax-exempt income. Tax-exempt income includes income earned on certain municipal investments that qualify for state and/or federal income tax exemption and the Corporation’s earnings on Bank-owned life insurance policies, which are exempt from federal taxation. Further analysis of income taxes is presented in Note 12 of the “Notes to Consolidated Financial Statements.”

9.

FINANCIAL CONDITION

The Corporation’s assets at December 31, 2012 totaled $301,564,000, consisting principally of $243,303,000 in net loans, $17,032,000 in investment securities, $22,904,000 in cash equivalents and federal funds sold, $7,175,000 in premises and equipment (net of accumulated depreciation of $7,615,000) and $11,149,000 in accrued interest receivable and other assets. Liabilities at December 31, 2012 totaled $272,176,000, consisting principally of $245,550,000 in core deposits, $22,889,000 in large certificates of deposit, $1,922,000 in borrowed funds and $1,815,000 in accrued interest payable and other liabilities while shareholders’ equity totaled $29,388,000.

The Corporation’s assets at December 31, 2011 totaled $287,779,000, consisting principally of $231,094,000 in net loans, $27,111,000 in investment securities, $10,723,000 in cash equivalents and federal funds sold, $7,406,000 in premises and equipment (net of accumulated depreciation of $7,181,000) and $11,445,000 in accrued interest receivable and other assets. Liabilities at December 31, 2011 totaled $260,780,000, consisting principally of $228,881,000 in core deposits, $30,247,000 in large certificates of deposit and $1,652,000 in accrued interest payable and other liabilities while shareholders’ equity totaled $26,999,000.

TABLE 4	LOAN PORTFOLIO DISTRIBUTION

At December 31	2012	2011	2010	2009	2008
(In thousands)	Amount	Amount	Amount	Amount	Amount
Commercial	$193,546	$177,402	$172,424	$168,611	$141,968
Residential real estate	16,129	15,456	13,775	11,825	8,921
Consumer	18,271	22,175	23,065	23,721	21,596
Home equity	19,398	19,818	21,231	22,685	22,244
Indirect finance	0	22	163	1,166	3,921
Total loans	$247,344	$234,873	$230,658	$228,008	$198,650

Loans

Loans are reported at their outstanding principal balances less unearned income, the allowance for loan losses and any deferred fees or costs on originated loans. Interest income on loans is accrued based on the principal balance outstanding. Loan origination fees, net of certain loan origination costs, are deferred and recognized as an adjustment to the related loan yield. Loans make up the largest component of total assets. At December 31, 2012 net loans of $243,303,000, representing 80.68% of total assets, increased $12,209,000 or 5.28% from $231,094,000 at December 31, 2011, predominantly in commercial and agricultural loans, up $11,698,000 and $4,446,000, respectively. Contributing factors to the increase in commercial loan demand is the stabilization in the regional economy in which the Corporation operates as well as the efforts of the Corporation’s experienced loan officers in developing new loan relationships combined with the support of existing customers. Consumer real estate loans increased $673,000 or 4.35% while installment and home equity loans decreased $3,926,000 and $420,000, respectively. Table 4 above, provides a summary of the loan distribution by product type.

The following is a schedule of commercial loan maturities (in thousands) based on contract terms as of December 31, 2012.

One Year	One Through	Over
or Less	Five Years	Five Years
$67,238	$39,814	$86,494

Of the commercial loans included in the preceding schedule with maturities exceeding one year, $24,344,000 have fixed rates to maturity, while $101,964,000 have adjustable rates.

10.

The Corporation’s loan portfolio represents its largest and highest yielding assets. The fundamental lending business of the Corporation is based on understanding, measuring and controlling the credit risk inherent in the loan portfolio. The Corporation’s loan portfolio is subject to varying degrees of credit risk. Credit risk entails both general risks, which are inherent in the process of lending, and risk specific to individual borrowers. The Corporation’s credit risk is mitigated through portfolio diversification, which limits exposure to any single customer, industry or collateral type. Typically, each consumer and residential lending product has a generally predictable level of credit losses based on historical loss experience. Home mortgage and home equity loans and lines generally have the lowest credit loss experience, while loans secured by personal property, such as auto loans, are generally expected to experience more elevated credit losses. Credit risk in commercial lending can vary significantly, as losses as a percentage of outstanding loans can shift widely during economic cycles and are particularly sensitive to changing economic conditions. Generally, improving economic conditions result in improved operating results on the part of commercial customers, enhancing their ability to meet their particular debt service requirements. Improvements, if any, in operating cash flows can be offset by the impact of rising interest rates that may occur during improved economic times. Declining economic conditions have an adverse affect on the operating results of commercial customers, reducing their ability to meet debt service obligations.

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

Allowance for Loan Losses

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

The Corporation’s allowance for loan losses has two basic components: a general reserve reflecting historical losses by loan category and loan classification, as adjusted by several factors whose effects are not reflected in historical loss ratios, and specific allowances for individually identified loans. General reserves are based upon historical loss experience by portfolio segment measured and supplemented to address various risk characteristics of the Corporation’s loan portfolio including:

•	Trends in delinquencies and other non-performing loans
•	Changes in the risk profile related to large loans in the portfolio
•	Changes in the categories of loans comprising the loan portfolio

11.

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

The general reserve comprised 86% of the total allowance at December 31, 2012, compared to 88% at December 31, 2011 while the specific allowance accounted for 14% of the total allowance at December 31, 2012, compared to 12% at December 31, 2011. The severity of estimated losses on impaired loans can differ substantially from actual losses. The general reserve is calculated in two parts based on an internal risk classification of loans within each portfolio segment. General reserves on loans considered to be “classified” under regulatory guidance are calculated separately from loans considered to be “pass” rated under the same guidance. This segregation allows the Corporation to monitor the reserves related to higher risk loans separate from the remainder of the portfolio in order to better manage risk and ensure the sufficiency of reserves.

The allowance for loan losses is increased by charges to income through the provision for loan losses and decreased by charge-offs, net of recoveries. The allowance is established and maintained at a level management deems adequate to cover losses inherent in the portfolio as of the balance sheet date and is based on management’s evaluation of the risks in the loan portfolio and changes in the nature and volume of loan activity. There are risks inherent in all loans, so an allowance is maintained for loans to absorb probable losses on existing loans that may become uncollectible. The allowance is established and maintained as losses are estimated to have occurred through a provision for loan losses charged to earnings, which increases the balance of the allowance. Loan losses for all segments are charged against the allowance when management believes the uncollectibility of a loan is confirmed, which decreases the balance of the allowance. Subsequent recoveries of principal, if any, are credited back to the allowance.

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

The allowance for loan losses totaled $4,041,000 at December 31, 2012, an increase of $262,000 from $3,779,000 at December 31, 2011. The ratio of net charge-offs to average outstanding loans was 0.23% for December 31, 2012, compared to 0.18% for December 31, 2011. The ratio of the allowance for loan losses to total loans was 1.63% at December 31, 2012, compared to 1.61% at year-end 2011. The Corporation provided $798,000 to the allowance for loan losses for the year ended December 31, 2012 to maintain the balance at an adequate level following net charge-offs of $536,000.

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

12.

TABLE 5	SUMMARY OF ALLOWANCE FOR LOAN LOSSES

The following schedule summarizes the charge-offs and recoveries, by loan segment, charged to the allowance for loan losses (in thousands) at December 31,

	2012	2011	2010	2009	2008
Balance at beginning of period	$3,779	$3,198	$2,744	$2,483	$2,411
Loans charged-off:
Commercial	(387)	(241)	(610)	(579)	(690)
Real Estate	(64)	0	(25)	(96)	(35)
Consumer	(151)	(269)	(404)	(640)	(554)
Total loans charged-off	(602)	(510)	(1,039)	(1,315)	(1,279)
Recoveries of loans previously charged-off:
Commercial	12	15	34	4	94
Real Estate	0	0	0	0	0
Consumer	54	87	89	88	130
Total loan recoveries	66	102	123	92	224
Provision charged to operating expense	798	989	1,370	1,484	1,127
Balance at end of period	$4,041	$3,779	$3,198	$2,744	$2,483
Allowance for loan losses as a percentage of:
Period-end loans	1.63%	1.61%	1.39%	1.20%	1.25%

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

At December 31, 2012, classified loans totaled $15,697,000, an increase of $1,941,000 or 14.11% from classified loans of $13,756,000 at December 31, 2011, primarily reflecting the downgrade of two commercial real estate credits. Management regularly reviews the updated financial position of all such loans in its portfolio and any deterioration in such position can result in a credit being downgraded.

Loans are placed on nonaccrual status when management believes the collection of principal and interest is doubtful, or when loans are past due as to principal and interest 90 days or more, except in certain circumstances when interest accruals are continued on loans deemed by management to be fully collateralized and in the process of being collected. At December 31, 2012 and 2011, there were no 90 day delinquent loans that were on accrual status. In such cases, the loans are individually evaluated in order to determine whether to continue income recognition after 90 days beyond the due dates. When loans are charged off, any accrued interest recorded in the current fiscal year is charged against interest income. The remaining balance is treated as a loan charged-off.

13.

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

TABLE 6	PERCENTAGE OF EACH LOAN SEGMENT TO TOTAL LOANS

Summary of the allowance for loan losses (in thousands) allocated by loan segment at December 31,

	2012		2011		2010		2009		2008
	Allowance	Total	Allowance	Total	Allowance	Total	Allowance	Total	Allowance	Total
Loan Type	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Commercial	$3,175	78%	$2,849	75%	$2,307	75%	$1,927	74%	$1,772	71%
Real Estate	284	7	278	7	182	6	158	5	67	5
Consumer	582	15	652	18	709	19	659	21	644	24
Total LLR	$4,041	100%	$3,779	100%	$3,198	100%	$2,744	100%	$2,483	100%

The allowance for loan losses, specifically related to impaired loans at December 31, 2012 and December 31, 2011 was $557,000 and $451,000, respectively, related to loans with principal balances of $5,910,000 and $6,146,000. The increase in impaired loans with specified reserves was primarily due to the addition of two commercial real estate credits. Impaired loans with no related allowance recorded at December 31, 2012 was $5,577,000, compared to $3,817,000 at December 31, 2011, representing the addition of a commercial real estate credit and a commercial operating credit. The Corporation’s financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on the loan portfolio, unless a loan is placed on nonaccrual status. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected. For the year ended December 31, 2012, the Corporation received interest payments related to these loans of $114,000, compared to interest payments of $31,000 for the year ended December 31, 2011.

Management has taken what it believes to be a proactive position on identifying problems with credits and their ultimate collectability using both internal and external portfolio loan reviews, and believes any potential losses which may be incurred on these credits in the future are incorporated into its analysis of the adequacy of the Corporation’s allowance for loan losses.

In certain circumstances, the Corporation may modify the terms of a loan to maximize the collection of amounts due when a borrower is experiencing financial difficulties or is expected to experience difficulties in the near term. In most cases the modification is either a concessionary reduction in interest rate, extension of the maturity date or reduction in the principal balance that would otherwise not be considered. Concessionary modifications are classified as troubled debt restructurings (“TDR”) unless the modification results in only an insignificant delay in the payments to be received. Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a Troubled debt restructuring is considered to be collateral dependent, the loan is reported, net, at the fair value of the collateral. All such restructured loans are considered impaired loans and may either be in accruing or nonaccruing status. If the borrower has demonstrated performance under the previous terms and the Corporation’s underwriting process shows the borrower has the capacity to continue to perform under the restructured terms, the loan will continue to accrue interest. The Corporation continues to work with customers to modify loans for borrowers who are experiencing financial difficulties.

14.

Troubled debt restructured loans totaled $7,906,000 at December 31, 2012, representing seven credit relationships in which economic concessions were granted to borrowers to better align the terms of their loans with their current ability to pay. Of the $7,906,000 in TDR loans at December 31, 2012, $2,601,000 were on accrual status. Troubled debt restructured loans totaled $5,942,000 at December 31, 2011 of which $5,173,000 were on accrual status. During the twelve months ended December 31, 2012, the Corporation restructured three commercial real estate loans totaling $3,522,000, requiring specific reserves of $191,000. During the twelve months ended December 31, 2011, the Corporation restructured one commercial operating loan and four commercial real estate loans for a total of $4,132,000, requiring specific reserves of $324,000. The specific reserve required for these TDRs, whether collateral dependent or not, was $474,957 on December 31, 2012. This represents 11.7% of the total loan loss reserve. As the $474,957 represents 85% of the total specified reserve, management determines this effect on reserve to be predictable and manageable.

There are no commitments to lend additional amounts to borrowers with loans that are classified as troubled debt restructurings as of December 31, 2012.

TABLE 7	SUMMARY OF IMPAIRED LOANS

The following schedule summarizes impaired and non-performing loans (in thousands) at December 31,

	2012	2011	2010	2009	2008
Impaired loans	$12,056	$7,400	$1,864	$1,728	$2,965
Loans accounted for on a nonaccrual basis	$7,111	$1,852	$1,934	$2,641	$5,355
Accruing loans, which are contractually past due 90 days or more as to interest or principal payments	0	0	0	0	0
Total non-performing loans	$7,111	$1,852	$1,934	$2,641	$5,355
Non-performing loans to allowance for loan losses	1.76	0.49	0.60	0.96	2.16

Non-performing loans, comprised of loans on nonaccrual status along with loans that are contractually past due 90 days or more but have not been classified as nonaccrual, totaled $7,111,000 at December 31, 2012, an increase of $5,259,000, compared to non-performing loans of $1,852,000 at December 31, 2011. The increase in non-performing loans was primarily due to three large commercial real estate credits. Management evaluated non-performing loans for impairment at December 31, 2012. Based on this impairment analysis, a specified reserve of $557,000 was recorded. Non-performing loans to total loans was 2.87% at December 31, 2012 and 0.79% at December 31, 2011. Non-performing loans represented 2.36% of total assets at December 31, 2012 compared to 0.64% at December 31, 2011.

At December 31, 2012, no other interest-bearing assets were required to be disclosed in the table above, if such assets were loans.

Investment Securities

The Corporation’s securities portfolio has been structured in such a way as to maintain a prudent level of liquidity while also providing an acceptable rate of return. Investment securities include securities that may be sold to effectively manage interest rate risk exposure, prepayment risk and other factors such as liquidity requirements. These available for sale securities are reported at fair value with unrealized aggregate appreciation/depreciation excluded from income and credited/charged to accumulated other income/(loss) within shareholders’ equity on a net of tax basis. While the Corporation’s focus is to generate interest revenue primarily through loan growth, the investment portfolio serves an important role in the overall context of balance sheet management in terms of balancing capital utilization and liquidity. The decision to purchase or sell securities is based upon the current assessment of economic and financial conditions, including the interest rate environment, liquidity and credit considerations along with the Corporation’s level of pledgeable collateral for potential borrowings. The portfolio’s scheduled maturities represent a significant source of liquidity.

15.

TABLE 8	CARRYING VALUE OF INVESTMENT SECURITIES

For the years ended December 31,

(Dollars in thousands)

	2012	2011	2010
U.S. Government Agency securities	$0	$4,066	$9,065
Obligations of states and political subdivisions	10,272	14,372	16,069
Mortgage-backed securities	4,501	6,414	8,709
Other investment securities	2,259	2,259	2,260
Total investment securities	$17,032	$27,111	$36,103

Investment securities, consisting of available-for-sale and other equity securities decreased $10,079,000 or 37.18% to $17,032,000 at December 31, 2012 from $27,111,000 at December 31, 2011. Available-for-sale securities are carried at fair value, with unrealized gains or losses based on the difference between amortized cost and fair value, reported net of deferred tax, as accumulated other comprehensive income (loss), a separate component of shareholders’ equity. Declines in the fair value of individual available-for-sale securities below their cost that are other-than-temporary result in write downs of the individual securities to their fair values. At December 31, 2012, the investment portfolio consisted primarily of state and municipal securities and mortgage-backed securities. The decline in investment securities was predominantly due to the call of $8,010,000 in U.S. Government-sponsored agencies and municipal securities along with principal pay downs and prepayments of $1,791,000 in mortgage-backed securities. At December 31, 2012, there were no concentrations of securities of any one issuer, whose carrying value exceeded 10% of shareholders’ equity.

TABLE 9	MATURITY SCHEDULE OF INVESTMENT SECURITIES

Maturity schedule (by contractual maturity or if applicable, earliest call date) of the Corporation’s investment securities, by carrying value, and the related weighted average yield at December 31, 2012:

			Maturing		Maturing
	Maturing in		After One		After Five		Maturing
	One Year		Year Through		Years Through		After
	or Less		Five Years		Ten Years		Ten Years
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Obligations of state and political subdivisions	$2,566	6.52%	$6,892	5.85%	$680	6.07%	$134	6.89%
Mortgage-backed securities	58	3.45%	631	4.11%	419	4.52%	3,393	3.73%
Total	$2,624	6.45%	$7,523	5.71%	$1,099	5.48%	$3,527	3.85%

The weighted average interest rates are based on coupon rates for investment and mortgage-backed securities purchased at par value and on effective interest rates considering amortization or accretion if the investment and mortgage-backed securities were purchased at a premium or discount. The weighted average yield on tax-exempt obligations has been determined on a tax equivalent basis. Other investment securities consisting of Federal Home Loan Bank stock that bears no stated maturity or yield is not included in this analysis. Maturities are reported based on stated maturities and do not reflect principal prepayment assumptions. Yields are based on amortized cost balances.

Cash and Cash Equivalents

Cash equivalents and federal funds sold include working cash funds, due from banks, interest-bearing deposits in other banks, items in process of collection and federal funds sold. Cash equivalents and federal funds sold totaled $22,904,000 at December 31, 2012 compared to $10,723,000 at December 31, 2011. Management believes the current level of cash and cash equivalents is sufficient to meet the Corporation’s liquidity and performance needs. Total cash and cash equivalents fluctuate on a daily basis due to transactions in process and corresponding liquidity sources and uses. Management believes the Corporation’s liquidity needs in the near term will be satisfied by the current level of cash and cash equivalents, readily available access to traditional and non-traditional funding sources and the portions of the investment and loan portfolios that will mature within one year, allowing the Corporation to meet cash obligations as they come due.

16.

Premises and Equipment

Premises and equipment decreased $230,000 or 3.11% to $7,175,000 at December 31, 2012 from $7,406,000 at December 31, 2011. The decrease in premises and equipment during 2012 represents capital purchases of $428,000, offset with depreciation expense of $658,000. Capital purchases in 2012 consisted principally of $175,000 in renovation costs to remodel two banking centers, $84,000 in furniture for the newly remodeled banking centers, and $117,000 in computers and computer equipment. Capital purchases in 2011 largely consisted of $192,000 in renovation costs to remodel three banking centers and $181,000 for the purchase of computers and computer equipment.

Other Assets

Other assets totaled $9,969,000 at December 31, 2012, a decrease of $201,000 or 1.98% from $10,170,000 at December 31, 2011, primarily reflecting decreases of $443,000 in accounts receivable and a decrease of $211,000 in prepaid FDIC assessments, offset by an increase of $267,000 in the cash surrender value of Bank-owned life insurance and an increase of $139,000 in OREO and other repossessed assets. The decrease in accounts receivable from year-end pertains to health insurance costs due from the insurance company relating to participants exceeding their stop/gap limits in 2011.

OREO is comprised of properties acquired by the Corporation in partial or total satisfaction of problem loans. OREO and other repossessed assets are initially recorded at the lower of cost or fair value on the date of acquisition less estimated costs of disposal (net realizable value). Losses existing at the time of acquisition of such properties are charged against the allowance for loan losses. Subsequent write downs that may be required are expensed as incurred. Gains and losses realized from the sale of OREO and other repossessed assets, as well as valuation adjustments, are included in noninterest expense as well as expenses of operation. The Corporation held one property, with a carrying value of $128,000 in OREO and $58,000 in other repossessed assets at December 31, 2012. At December 31, 2011 there were no OREO properties and $47,000 in other repossessed assets.

Deposits and Borrowings

The Corporation’s primary source of funds is customer deposits. The Bank offers a variety of deposit products in an attempt to remain competitive and respond to changes in consumer demand. The Corporation relies primarily on its high quality customer service, sales programs, customer referrals and advertising to attract and retain these deposits. Deposits provide the primary source of funding for the Corporation’s lending and investment activities and the interest paid for deposits must be carefully managed to control the level of interest expense.

Deposits at December 31, 2012, totaled $268,439,000, an increase of $9,311,000 or 3.59% from $259,128,000 at December 31, 2011. The growth in deposits was largely driven by increases in interest-bearing and noninterest-bearing demand account balances of $10,485,000 and $7,427,000, respectively, and to a lesser extent, increases of $3,421,000 and $3,289,000 in savings and money market accounts, respectively. The increase in demand deposits appear to reflect customer preference for the liquidity these types of deposits provide over the rates currently offered on certificates of deposits as these balances decreased $15,311,000 or 15.54% to $83,191,000 at December 31, 2012 from $98,502,000 at December 31, 2011.

TABLE 10   LARGE TIME DEPOSITS

Maturity of time deposits in amounts of $100,000 or more at December 31,

(Dollars in thousands)	2012	2011
Three months or less	$2,360	$4,337
Over three months through six months	3,886	4,927
Over six months through twelve months	5,362	7,766
Over twelve months	11,281	13,217
Total	$22,889	$30,247

17.

TABLE 11	AVERAGE DEPOSITS

Average deposit balances and average rates paid are summarized as follows for the years ended December 31,

	2012			2011			2010
			% of			% of			% of
(In thousands)	Balance	Rate	Total	Balance	Rate	Total	Balance	Rate	Total
Interest-bearing demand	$116,022	0.10%	43%	$105,516	0.12%	40%	$100,729	0.37%	37%
Savings deposits	20,762	0.05	8	18,040	0.10	7	15,771	0.26	6
Time deposits	90,937	1.48	34	110,580	1.78	41	129,040	2.41	47
Noninterest-bearing demand	40,676		15	32,799		12	28,008		10
Total average deposits	$268,397		100%	$266,935		100%	$273,548		100%

Borrowed funds that may be utilized by the Corporation are comprised of Federal Home Loan Bank (FHLB) advances and federal funds purchased. Borrowed funds are an alternate funding source to deposits and can be used to fund the Corporation’s liquidity needs. FHLB advances are loans from the FHLB that can mature daily or have longer maturities for fixed or floating rates of interest. Federal funds purchased are borrowings from other banks that mature daily. FHLB advances totaled $1,922,000 at December 31, 2012.

CAPITAL RESOURCES

Shareholders’ equity increased $2,389,000 or 8.85% to $29,388,000 at December 31, 2012 from $26,999,000 at December 31, 2011. The increase in shareholders’ equity for 2012 represents current earnings of $2,938,000, plus adjustments related to employee compensation costs, stock option accounting, deferred compensation plan activity and treasury stock activity of $160,000, less dividends of $601,000. Included in shareholders’ equity is accumulated other comprehensive income which includes the net after-tax impact of unrealized gains on investment securities classified as available for sale which decreased $108,000 during 2012. Such unrealized gains or losses are generally due to changes in interest rates and represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities classified as available for sale. At December 31, 2011, the increase in shareholders’ equity represents current earnings of $2,779,000, plus adjustments related to employee compensation costs, deferred compensation plan and treasury stock activity of $163,000 and a increase in the market value of investment securities classified as available-for-sale, net of tax of $230,000, less dividends paid of $562,000.

During 2012, the Corporation returned 20.46% of earnings through dividends of $601,000 at $0.515 per share compared to a return on earnings of 20.22% through dividends of $562,000 at $0.485 per share during 2011. Average total shareholders’ equity to average total assets was 9.50% at December 31, 2012 compared to 8.78% at December 31, 2011.

Banking regulations have established minimum capital requirements for banks including risk-based capital ratios and leverage ratios. Regulations require all banks to have a minimum total risk-based capital ratio of 8.0%, with half of the capital composed of core capital. Minimum leverage ratios range from 3.0% to 5.0% of total assets. Conceptually, risk-based capital requirements assess the riskiness of a financial institution’s balance sheet and off-balance sheet commitments in relation to its capital. Core capital, or Tier 1 capital, includes common equity, perpetual preferred stock and minority interests that are held by others in consolidated subsidiaries minus intangible assets. Supplementary capital, or Tier 2 capital, includes core capital and such items as mandatory convertible securities, subordinated debt and the allowance for loans and lease losses, subject to certain limitations. Qualified Tier 2 capital can equal up to 100% of an institution’s Tier 1 capital with certain limitations in meeting the total risk-based capital requirements. At December 31, 2012, the Bank’s total risk-based capital ratio and leverage ratio were 12.5% and 9.4%, respectively, thus exceeding the minimum regulatory requirements. At December 31, 2011, the ratios were 12.0% and 8.9%.

18.

TABLE 12	CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Corporation has certain obligations and commitments to make future payments under contract. The aggregate contractual obligations and commitments (in thousands) at December 31, 2012:

Contractual obligations	Payments Due by Period
		Less Than			After
	Total	One Year	1-3 Years	3-5 Years	5 Years
Time deposits and certificates of deposit	$83,191	$46,729	$25,006	$5,962	$5,494
Borrowed funds	1,922	0	0	0	1,922
Total contractual obligations	$85,113	$46,729	$25,006	$5,962	$7,416

Other commitments	Amount of Commitment – Expiration by Period
		Less Than			After
	Total	One Year	1-3 Years	3-5 Years	5 Years
Commitments to extend commercial credit	$22,790	$14,068	$490	$563	$7,669
Commitments to extend consumer credit	11,214	1,873	2,258	4,153	2,930
Standby letters of credit	57	47	10	0	0
Total other commitments	$34,061	$15,988	$2,758	$4,716	$10,599

Other obligations & commitments which are not included above include the deferred compensation plan, index plan reserve and split dollar life insurance. The timing of payments for these plans is unknown. See Note 1 for additional details.

Items listed under “Contractual obligations” represent standard bank financing activity under normal terms and practices. Such funds normally rollover or are replaced by like items depending on then-current financing needs. Items shown under “Other commitments” also represent standard bank activity, but for extending credit to bank customers. Commercial credits generally represent lines of credit or approved loans with drawable funds still available under the contract terms. On an on-going basis, about half of these amounts are expected to be drawn. Consumer credits generally represent amounts drawable under revolving home equity lines or credit card programs. Such amounts are usually deemed less likely to be drawn upon in total as consumers tend not to draw down all amounts on such lines. Utilization rates tend to be fairly constant over time. Standby letters of credit represent guarantees to finance specific projects whose primary source of financing come from other sources. In the unlikely event of the other source’s failure to provide sufficient financing, the bank would be called upon to fill the need. The Corporation is also continually engaged in the process of approving new loans in a bidding competition with other banks. Management and Board committees approve the terms of these potential new loans with conditions and/or counter terms made to the applicant customers. Customers may accept the terms, make a counter proposal, or accept terms from a competitor. These loans are not yet under contract, but offers have been tendered and would be required to be funded if accepted. Such agreements represent approximately $9,001,000 at December 31, 2012, in varying maturity terms.

LIQUIDITY

Liquidity is the ability to satisfy demands for deposit withdrawals, lending commitments and other corporate needs. The Corporation’s liquidity, primarily represented by cash equivalents and federal funds sold, is a result of its operating, investing and financing activities which are summarized in the Consolidated Statements of Cash Flows. Primary sources of funds are deposits, prepayments and maturities of outstanding loans and securities. While scheduled payments from the amortization of loans and securities are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and industry competition. Funds are primarily utilized to meet ongoing commitments, satisfy operational expenses, pay out maturing certificates of deposit and savings withdrawals and fund loan demand, with excess funds being invested in short-term, interest-earning assets. Additional funds are generated through Federal Home Loan Bank advances, overnight borrowings and other sources.

The Corporation’s liquidity ratio at December 31, 2012 was 8.52% compared to 6.42% and 10.09% at December 31, 2011 and 2010, respectively. Another measure of liquidity is the relationship of net loans to deposits and borrowed funds with lower ratios indicating greater liquidity. At December 31, 2012 the ratio of net loans to deposits and borrowed funds was 89.99% compared to 89.18% and 82.04% at December 31, 2011 and 2010, respectively.

19.

In 2012, total cash from operating activities of $4,652,000 and proceeds from the maturities and repayments of investment securities, proceeds from the sale of OREO and other repossessed assets of $9,932,000, along with the increase in deposit balances and FHLB advances of $11,233,000 and the increase from treasury stock and deferred compensation plan activity of $89,000 was used to fund loan growth of $12,696,000, fund capital expenditures of $428,000 and pay dividends of $601,000.

In 2011, total cash from operating activities of $2,646,000 and proceeds from the maturities and repayments of investment securities, proceeds from OREO and other repossessed assets sales and an adjustment for the disposal of premises and equipment of $13,769,000 along with an increase from treasury stock and deferred compensation plan activity of $113,000 was used to fund loan growth of $4,619,000, purchase investment securities of $4,149,000, fund capital expenditures of $439,000, pay dividends of $562,000 and satisfy deposit withdrawals of $18,116,000.

In 2010, total cash from operating activities of $5,008,000 and proceeds from the maturities and repayments of investment securities, proceeds from OREO and other repossessed asset sales and proceeds from premises and equipment sales of $6,740,000 along with the increase in deposit balances of $12,535,000 and the increase from treasury stock activity of $117,000 was used to fund loan growth of $2,776,000, purchase investment securities of $6,001,000, fund capital expenditures of $308,000, pay dividends of $481,000 and repay FHLB advances of $5,000,000.

Net cash flows resulted in an increase in cash equivalents and federal funds sold of $12,181,000 for 2012, compared to a decrease of $11,357,000 in cash equivalents and federal funds sold for 2011 and an increase of $9,834,000 in cash equivalents and federal funds sold for 2010. Liquidity is monitored and closely managed by the Asset-Liability Management Committee (ALCO). Management believes that its sources and levels of liquidity are adequate to meet the needs of the Corporation.

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

One method used to manage interest rate risk is a rate sensitivity gap analysis, which monitors the relationship between the maturity and repricing of its interest-earning assets and interest-bearing liabilities. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A “positive gap” occurs when the amount of interest rate-sensitive assets maturing or repricing within a given period exceeds the amount of interest-sensitive liabilities maturing or repricing within the same period. Conversely, a “negative gap” occurs when the amount of interest rate-sensitive liabilities exceeds the amount of interest rate-sensitive assets. Generally, during a period of rising interest rates, a negative gap would adversely affect net interest income, while a positive gap would result in an increase in net interest income. During a period of falling interest rates, a negative gap would result in an increase in net interest income, while a positive gap would negatively affect net interest income. Management monitors its gap position in order to maintain earnings at an acceptable level. This has historically been accomplished through offering loan products that are either short-term in nature or which carry variable rates of interest. Interest rates of the majority of the commercial and real estate loan portfolios vary based on U.S. Treasury rates and the prime commercial lending rates published by The Wall Street Journal. Consumer loans have primarily fixed rates of interest, except for home equity loans. At December 31, 2012, as well as December 31, 2011, the Corporation’s gap position was negative as more rate-sensitive liabilities were set to re-price in the coming year than rate-sensitive assets.

20.

TABLE 13	PRINCIPAL / NOTIONAL AMOUNT WITH EXPECTED MATURITIES IN:

 (Dollars in thousands)

For the Year Ended December 31, 2012:								Fair
Rate sensitive assets:	2013	2014	2015	2016	2017	Thereafter	Total	Value
Fixed interest rate loans	$10,196	$4,746	$5,538	$11,769	$17,587	$21,262	$71,098	$70,410
Average interest rate	5.30%	6.69%	6.13%	5.56%	5.27%	5.89%	5.67%
Variable interest rate loans	$14,895	$2,951	$5,817	$2,154	$9,568	$140,861	$176,246	$174,541
Average interest rate	4.71%	4.94%	4.75%	4.92%	5.31%	5.30%	5.22%
Fixed interest rate securities	$712	$909	$568	$975	$1,328	$10,636	$15,128	$15,128
Average interest rate	3.89%	3.77%	4.49%	4.25%	4.32%	4.33%	4.27%
Variable interest rate securities	$0	$0	$0	$0	$0	$1,904	$1,904	$1,904
Average interest rate						2.83%	2.83%
Rate sensitive liabilities:
Noninterest-bearing deposits	$11,403	$9,123	$6,842	$5,703	$5,703	$6,842	$45,616	$45,616
Interest-bearing demand deposits	$25,381	$25,381	$25,381	$25,381	$25,381	$12,727	$139,632	$139,632
Average interest rate	0.09%	0.09%	0.09%	0.09%	0.09%	0.09%	0.09%
Interest-bearing time deposits	$46,729	$18,388	$6,618	$4,162	$1,800	$5,494	$83,191	$82,216
Average interest rate	1.43%	1.75%	2.15%	1.71%	1.04%	1.79%	1.59%
Fixed interest rate borrowing	$0	$0	$0	$0	$0	$1,922	$1,922	$1,854
Average interest rate						2.14%	2.14%
Variable interest rate borrowing	$0	$0	$0	$0	$0	$0	$0	$0
Average interest rate

For the Year Ended December 31, 2011:								Fair
Rate sensitive assets:	2012	2013	2014	2015	2016	Thereafter	Total	Value
Fixed interest rate loans	$15,123	$5,235	$8,969	$6,102	$12,067	$22,561	$70,057	$68,010
Average interest rate	5.73%	6.73%	6.73%	6.79%	5.81%	6.31%	6.22%
Variable interest rate loans	$40,616	$2,352	$4,103	$6,000	$2,047	$109,698	$164,816	$159,999
Average interest rate	5.63%	4.63%	4.64%	5.34%	4.95%	5.76%	5.66%
Fixed interest rate securities	$171	$781	$1,383	$1,239	$3,477	$17,466	$24,517	$24,517
Average interest rate	3.78%	3.89%	3.78%	4.05%	2.33%	3.87%	3.65%
Variable interest rate securities	$0	$0	$0	$0	$0	$2,594	$2,594	$2,594
Average interest rate						3.10%	3.10%
Rate sensitive liabilities:
Noninterest-bearing deposits	$9,547	$7,637	$5,728	$4,775	$4,775	$5,727	$38,189	$38,189
Interest-bearing demand deposits	$22,255	$22,255	$22,255	$22,255	$22,255	$11,162	$122,437	$122,437
Average interest rate	0.12%	0.12%	0.12%	0.12%	0.12%	0.12%	0.12%
Interest-bearing time deposits	$45,112	$28,741	$10,968	$6,072	$4,128	$3,481	$98,502	$97,712
Average interest rate	0.75%	2.19%	2.24%	2.34%	1.79%	1.95%	1.52%
Fixed interest rate borrowing	$0	$0	$0	$0	$0	$0	$0	$0
Average interest rate
Variable interest rate borrowing	$0	$0	$0	$0	$0	$0	$0	$0
Average interest rate

The tables above provide information about the Corporation’s financial instruments, used for purposes other than trading, which are sensitive to changes in interest rates. For loans, securities, and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities. For core deposits (demand, interest-bearing checking, savings and money market) that have no contractual maturity, the table presents principal cash flows and, as applicable, related weighted-average interest rates based upon the Corporation’s historical experience, management’s judgments and statistical analysis, as applicable, concerning their most likely withdrawal behaviors, and does not represent when the rates on these items may be changed. Weighted-average variable rates are based upon rates existing at the reporting date.

21.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimates of fair values of securities and other financial instruments are based on a variety of factors. In some cases, fair values represent quoted market prices for identical or comparable instruments. In other cases, fair values have been estimated based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of risk. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of year-end or that will be realized in the future.

The estimated fair value of the Corporation’s financial assets was below carrying value by $2,393,000 at December 31, 2012, compared to $6,864,000 below carrying value at December 31, 2011. The fair value of interest-bearing liabilities was above carrying value by $1,043,000 at December 31, 2012, compared to $790,000 above carrying value at December 31, 2011. The net result for 2012 was a net market loss of $1,350,000, compared to a net market loss of $6,074,000 at year-end 2011. Further information relating to the Corporation’s estimated fair value of its financial instruments is disclosed in Note 18 of the Consolidated Financial Statements.

IMPACT OF INFLATION

The financial data included herein has been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP), which generally do not recognize changes in the relative value of money due to inflation or recession.

In management’s opinion, changes in interest rates affect the financial condition of a financial institution to a far greater degree than changes in the inflation rate. While interest rates are greatly influenced by changes in the inflation rate, they do not change at the same rate or in the same magnitude as the inflation rate. Rather, interest rate volatility is based on changes in monetary and fiscal policy. A financial institution’s ability to be relatively unaffected by changes in interest rates is a good indicator of its capability to perform in today’s volatile economic environment. The Corporation seeks to insulate itself from interest rate volatility by ensuring that rate-sensitive assets and rate-sensitive liabilities respond to changes in interest rates in a similar period and to a similar degree.

22.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Commercial Bancshares, Inc.

Upper Sandusky, Ohio

We have audited the accompanying consolidated balance sheets of Commercial Bancshares, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2012. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Corporation is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Corporation’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Commercial Bancshares, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

Auburn Hills, MI

March 15, 2013

23.

COMMERCIAL BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2012 and 2011

(Dollars in thousands)

	2012	2011
ASSETS
Cash and cash equivalents	$7,114	$5,435
Federal funds sold	15,790	5,288
Cash equivalents and federal funds sold	22,904	10,723

Securities available for sale	14,773	24,852
Other investment securities	2,259	2,259
Total loans	247,344	234,873
Allowance for loan losses	(4,041)	(3,779)
Loans, net	243,303	231,094
Premises and equipment, net	7,175	7,406
Accrued interest receivable	1,181	1,275
Other assets	9,969	10,170
Total assets	$301,564	$287,779

LIABILITIES
Deposits
Noninterest-bearing demand	$45,616	$38,189
Interest-bearing demand	117,548	103,774
Savings and time deposits	82,386	86,918
Time deposits $100,000 and greater	22,889	30,247
Total deposits	268,439	259,128
FHLB advances	1,922	0
Accrued interest payable	93	106
Other liabilities	1,722	1,546
Total liabilities	272,176	260,780

SHAREHOLDERS’ EQUITY
Common stock, no par value; 4,000,000 shares authorized, 1,186,638 shares issued and 1,169,840 outstanding in 2012 1,186,638 shares issued and 1,162,725 outstanding in 2011	11,721	11,621
Retained earnings	18,331	16,058
Unearned compensation	(77)	(76)
Deferred compensation plan shares; at cost, 44,826 shares in 2012 and 41,606 shares in 2011	(787)	(717)
Treasury stock; 16,798 shares in 2012 and 23,913 shares in 2011	(459)	(654)
Accumulated other comprehensive income	659	767
Total shareholders’ equity	29,388	26,999
Total liabilities and shareholders’ equity	$301,564	$287,779

See accompanying notes to consolidated financial statements.

24.

COMMERCIAL BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2012, 2011 and 2010

(Dollars in thousands, except per share data)

	2012	2011	2010
Interest income
Interest and fees on loans	$13,387	$13,886	$14,375
Interest on investment securities:
Taxable	310	515	620
Tax-exempt	509	612	709
Federal funds sold	46	28	41
Total interest income	14,252	15,041	15,745

Interest expense
Interest on deposits	1,474	2,112	3,518
Interest on borrowings	19	0	71
Total interest expense	1,493	2,112	3,589

Net interest income	12,759	12,929	12,156

Provision for loan losses	798	989	1,370
Net interest income after provision for loan loss	11,961	11,940	10,786

Noninterest income
Service fees and overdraft charges	1,486	1,546	1,679
Other income	811	665	768
Total noninterest income	2,297	2,211	2,447

Noninterest expenses
Salaries and employee benefits	5,625	5,701	5,293
Premises and equipment	1,257	1,281	1,220
OREO and miscellaneous loan expense	202	228	342
Professional fees	434	512	411
Data processing	198	198	224
Software maintenance	416	362	318
Advertising and promotional	238	233	213
FDIC deposit insurance	256	291	458
Franchise tax	330	315	285
Losses on repossessed asset sales, net	15	83	271
Other operating expense	1,172	1,139	1,133
Total noninterest expense	10,143	10,343	10,168

Income before income taxes	4,115	3,808	3,065
Income tax expense	1,177	1,029	742
Net income	$2,938	$2,779	$2,323

Basic earnings per common share	$2.52	$2.40	$2.03
Diluted earnings per common share	$2.49	$2.38	$2.03

See accompanying notes to consolidated financial statements.

25.

COMMERCIAL BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2012, 2011 and 2010

(Dollars in thousands)

	2012	2011	2010

Net income	$2,938	$2,779	$2,323

Unrealized holding gain (loss) on securities:
Net gain (loss) arising during period	(163)	348	(449)
Reclassifications to net income of net realized loss	0	0	0
Net securities gain (loss) during the period	(163)	348	(449)
Tax effect	(55)	118	(152)
Other comprehensive income (loss), net of tax	(108)	230	(297)
Comprehensive income, net of tax	2,830	3,009	2,026

See accompanying notes to consolidated financial statements.

26.

COMMERCIAL BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended December 31, 2012, 2011 and 2010

(Dollars in thousands)

					Accumulated
					Other	Deferred		Total
	Outstanding	Common	Retained	Unearned	Comprehensive	Compensation	Treasury	Shareholders’
	Shares	Stock	Earnings	Compensation	Income (Loss)	Plan Shares	Stock	Equity

Balance at January 1, 2010	1,138,497	$11,266	$12,278	$(26)	$834	$(494)	$(1,163)	$22,695
Net income			2,323					2,323
Other comprehensive loss		0	0	0	(297)	0	0	(297)

Cash dividends ($0.420 per share)		0	(481)	0	0	0	0	(481)
Shares acquired: deferred compensation; 2,102 shares		22	0	0	0	(22)	0	0
Shares divested: deferred compensation; 335 shares		(7)	0	0	0	7	0	0
Restricted shares awarded	1,850	24	0	(24)	0	0	0	0
Stock-based compensation expense		18	0	14	0	0	0	32
Issuance of treasury stock for deferred compensation plan	10,998	117	(184)	0	0	(117)	301	117

Balance at December 31, 2010	1,151,345	$11,440	$13,936	$(36)	$537	$(626)	$(862)	$24,389

Net income			2,779					2,779
Other comprehensive income		0	0	0	230	0	0	230

Cash dividends ($0.485 per share)		0	(562)	0	0	0	0	(562)
Shares divested: deferred compensation; 691 shares		(12)	0	0	0	12	0	0
Restricted shares awarded	3,750	65	0	(65)	0	0	0	0
Stock-based compensation expense		25	0	25	0	0	0	50
Issuance of treasury stock under stock option plans	800	0	(12)	0	0	0	22	10
Issuance of treasury stock for deferred compensation plan	6,830	103	(83)	0	0	(103)	186	103

Balance at December 31, 2011	1,162,725	$11,621	$16,058	$(76)	$767	$(717)	$(654)	$26,999

See accompanying notes to consolidated financial statements.

27.

COMMERCIAL BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended December 31, 2012, 2011 and 2010

(Dollars in thousands)

					Accumulated
					Other	Deferred		Total
	Outstanding	Common	Retained	Unearned	Comprehensive	Compensation	Treasury	Shareholders’
	Shares	Stock	Earnings	Compensation	Income (Loss)	Plan Shares	Stock	Equity

Balance at January 1, 2012	1,162,725	$11,621	$16,058	$(76)	$767	$(717)	$(654)	$26,999

Net income			2,938					2,938
Other comprehensive loss		0	0	0	(108)	0	0	(108)

Cash dividends ($0.515 per share)		0	(601)	0	0	0	0	(601)
Shares acquired: deferred compensation; 2,455 shares		50	0	0	0	(50)	0	0
Shares divested: deferred compensation; 3,650 shares		(62)	0	0	0	62	0	0
Restricted shares awarded	2,200	0	(18)	(42)	0	0	60	0
Stock-based compensation expense		30	0	41	0	0	0	71
Issuance of treasury stock for stock option plan	500	0	(8)	0	0	0	14	6
Issuance of treasury stock for deferred compensation plan	4,415	82	(38)	0	0	(82)	121	83

Balance at December 31, 2012	1,169,840	$11,721	$18,331	$(77)	$659	$(787)	$(459)	$29,388

See accompanying notes to consolidated financial statements.

28.

COMMERCIAL BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2012, 2011 and 2010

(Dollars in thousands)

	2012	2011	2010
Cash flows from operating activities
Net income	$2,938	$2,779	$2,323
Adjustments to reconcile net income to net cash from operating activities
Depreciation	658	649	645
Provision for loan losses	798	989	1,370
Deferred income taxes	(201)	33	107
Loss on sale of repossessed assets, net	12	83	271
Net amortization on securities	114	218	182
Increased cash value of Bank-owned life insurance	(267)	(279)	(282)
Stock-based compensation expense	71	50	32
Changes in:
Interest receivable	94	13	(141)
Interest payable	(13)	(86)	(47)
Other assets and liabilities	448	(1,803)	548
Net cash from operating activities	4,652	2,646	5,008

Cash flows from investing activities
Securities available for sale:
Purchases	0	(4,149)	(5,999)
Maturities, calls and repayments	9,801	13,271	6,001
Purchases of other investment securities	0	0	(2)
Net change in loans	(12,696)	(4,619)	(2,776)
Proceeds from sale of OREO and other repossessed assets	131	476	731
Proceeds from the disposition of premises and equipment	0	22	8
Bank premises and equipment expenditures	(428)	(439)	(308)
Net cash from investing activities	(3,192)	4,562	(2,345)

Cash flows from financing activities
Net change in deposits	9,311	(18,116)	12,535
FHLB Advances	1,968	0	0
Repayments of FHLB advances	(46)	0	(5,000)
Cash dividends paid	(601)	(562)	(481)
Issuance of treasury stock under stock option plans	6	10	0
Issuance of treasury stock for deferred compensation plan	83	103	117
Net cash from financing activities	10,721	(18,565)	7,171

Net change in cash equivalents and federal funds sold	12,181	(11,357)	9,834
Cash equivalents and federal funds sold at beginning of year	10,723	22,080	12,246

Cash equivalents and federal funds sold at end of year	$22,904	$10,723	$22,080

Supplemental disclosures:
Cash paid for interest	$1,506	$2,198	$3,636
Cash paid for income taxes	1,010	1,735	166
Non-cash transfer of loans to foreclosed/repossessed assets	302	530	454

See accompanying notes to consolidated financial statements.

29.

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

Cash and Due from Banks: Federal Reserve Board regulations require the Bank to maintain reserve balances on deposits with the Federal Reserve Bank of Cleveland. The required ending reserve balance was $3,748,000 on December 31, 2012 and $2,950,000 on December 31, 2011.

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

30.

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

Other Real Estate: Real estate acquired through foreclosure is carried at the lower of the recorded investment in the property or its fair value less estimated costs to sell. Upon repossession, the value of the underlying loan is written down to the fair value of the real estate less estimated costs to sell by a charge to the allowance for loan losses, if necessary. Any subsequent write downs are charged to operating expenses. Operating expenses of such properties, net of related income, and gains and losses on their disposition are included in other expense.

Bank Owned Life Insurance: Bank owned life insurance policies are stated at the current cash surrender value of the policy, or the policy death proceeds less any obligation to provide a death benefit to an insured’s beneficiaries if that value is less than the cash surrender value. Increases in the asset value are recorded as earnings in other income.

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

31.

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

New Accounting Pronouncements:

ASC Topic 310: Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. On April 5, 2011, the FASB issued a final standard to assist creditors in determining whether a modification of the terms of a receivable meets the definition of a troubled debt restructuring (TDR). The final standard, ASU No. 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring,” was issued as a result of stakeholders questioning whether additional guidance or clarification was needed to assist creditors with determining whether a modification is a TDR. The final standard does not change the long-standing guidance that a restructuring of a debt constitutes a TDR “if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider.” In other words, the creditor must conclude that both the restructuring constitutes a concession, and the debtor is experiencing financial difficulties. The new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and has been applied retrospectively to restructurings occurring on or after January 1, 2011.

FASB ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB (the “Boards”) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. The amendments to the Codification in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The adoption of this ASU did not have a material impact on the consolidated financial statements.

32.

ASC Topic 220: Comprehensive Income: Presentation of Comprehensive Income. On June 16, 2011, the FASB issued Accounting Standards Update (ASU) 2011-05. This ASU is intended to increase the prominence of other comprehensive income in financial statements. The new guidance does not change whether items are reported in net income or in other comprehensive income or whether and when items of other comprehensive income are reclassified to net income. ASU 2011-05 eliminates the option in current U.S. generally accepted accounting principles that permits the presentation of other comprehensive income in the statement of changes in equity. The new guidance in the ASU requires that an entity report comprehensive income in either a single continuous statement that presents the components of net income or a separate but consecutive statement. The new guidance is to be applied retrospectively and early adoption is permitted. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this pronouncement did not have a material impact on the Corporation’s financial statements.

NOTE 2   INVESTMENT SECURITIES

The amortized cost and estimated fair value of securities available for sale (in thousands) at the dates indicated are presented in the following table:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2012	Cost	Gains	Losses	Value
State and political subdivisions	$9,535	$742	$(5)	$10,272
Mortgage-backed securities	4,239	262	0	4,501
Total securities available for sale	$13,774	$1,004	$(5)	$14,773

December 31, 2011
U.S. Government and federal agencies	$4,057	$9	$0	$4,066
State and political subdivisions	13,578	798	(4)	14,372
Mortgage-backed securities	6,054	360	0	6,414
Total securities available for sale	$23,689	$1,167	$(4)	$24,852

The estimated fair values of investment securities (in thousands) at December 31, 2012, by contractual maturity are shown below. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

Fair Value
Due less than one year	$686
Due after one year through five years	3,747
Due after five years through ten years	4,915
Due after ten years	924
Mortgage-backed securities	4,501
Total securities available for sale	$14,773

Proceeds from maturities, calls and repayments of principal were $9,801,000, $13,271,000 and $6,001,000 in 2012, 2011 and 2010, respectively. At year-end 2012 and 2011 securities with a carrying value of $13,123,000 and $18,219,000, respectively, were pledged to secure public deposits and other deposits and liabilities as required or permitted by law.

33.

Gross unrealized losses on securities and the estimated fair value of the related securities aggregated by security category and length of time the individual securities have been in continuous loss positions at December 31, 2012 and 2011 are as follows:

	Less Than Twelve Months		Over Twelve Months
(Dollars in thousands)	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
December 31, 2012	Losses	Value	Losses	Value
State and political subdivisions	$(4)	$1,015	$(1)	$385
Mortgage-backed securities	0	0	0	0
Total available for sale	$(4)	$1,015	$(1)	$385

	Less Than Twelve Months		Over Twelve Months
(Dollars in thousands)	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
December 31, 2011	Losses	Value	Losses	Value
U.S. Government and federal agencies	$0	$0	$0	$0
State and political subdivisions	(3)	880	(1)	310
Mortgage-backed securities	0	0	0	0
Total available for sale	$(3)	$880	$(1)	$310

At December 31, 2012, two individual securities had been in a continuous loss position for more than twelve months with four securities in a continuous loss position for less than twelve months. At December 31, 2011, three individual securities had been in a continuous loss position for more than twelve months with one security in a continuous loss position for less than twelve months.

The unrealized losses are primarily due to the changes in market interest rates subsequent to purchase. The Corporation does not consider these investments to be other than temporarily impaired at December 31, 2012 and December 31, 2011 since the decline in market value is primarily attributable to changes in interest rates and not credit quality. In addition, the Corporation does not intend to sell and does not believe that it is more likely than not that the Corporation will be required to sell these investments until there is a full recovery of the unrealized loss, which may be at maturity. As a result, no impairment loss was recognized during the 12 months ended December 31, 2012 and 2011.

Other investment securities are carried at cost and consist principally of stock in the Federal Home Loan Bank of Cincinnati.

34.

NOTE 3   ALLOWANCE FOR LOAN LOSSES

The following tables provide information on the activity in the allowance for loan losses by the respective loan portfolio segment for the period indicated:

	Commercial	Real Estate	Consumer	Total
	(Amounts in thousands)
December 31, 2012
Beginning balance – January 1, 2012	$2,849	$278	$652	$3,779
Charge-offs	(387)	(64)	(151)	(602)
Recoveries	12	0	54	66
Net (charge-offs) recoveries	(375)	(64)	(97)	(536)
Provision	701	70	27	798
Ending balance – December 31, 2012	$3,175	$284	$582	$4,041

December 31, 2011
Beginning balance – January 1, 2011	$2,307	$182	$709	$3,198
Charge-offs	(241)	0	(269)	(510)
Recoveries	15	0	87	102
Net (charge-offs) recoveries	(226)	0	(182)	(408)
Provision	768	96	125	989
Ending Balance – December 31, 2011	$2,849	$278	$652	$3,779

December 31, 2010
Beginning balance – January 1, 2010	$1,927	$158	$659	$2,744
Charge-offs	(610)	(25)	(404)	(1,039)
Recoveries	34	0	89	123
Net (charge-offs) recoveries	(576)	(25)	(315)	(916)
Provision	956	49	365	1,370
Ending Balance – December 31, 2010	$2,307	$182	$709	$3,198

The following tables present the recorded investment with respect to impaired loans and the related allowance by portfolio segment at the dates indicated:

	Collectively Evaluated		Individually Evaluated		Total
(Dollars in thousands)	Allowance	Recorded	Allowance	Recorded	Allowance	Recorded
	for loan	investment	for loan	investment	for loan	investment
	losses	in loans	losses	in loans	Losses	in loans
December 31, 2012
Commercial	$2,618	$181,490	$557	$12,056	$3,175	$193,546
Real estate	284	16,129	0	0	284	16,129
Consumer	582	37,669	0	0	582	37,669
Total	$3,484	$235,288	$557	$12,056	$4,041	$247,344

December 31, 2011
Commercial	$2,398	$170,002	$451	$7,400	$2,849	$177,402
Real estate	278	15,456	0	0	278	15,456
Consumer	652	42,015	0	0	652	42,015
Total	$3,328	$227,473	$451	$7,400	$3,779	$234,873

December 31, 2010
Commercial	$2,191	$170,650	$116	$1,774	$2,307	$172,424
Real estate	182	13,775	0	0	182	13,775
Consumer	669	44,369	40	90	709	44,459
Total	$3,042	$228,794	$156	$1,864	$3,198	$230,658

35.

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

The following tables present the risk category of loans by class of loans based on the most recent analysis performed at December 31, 2012 and December 31, 2011.

Commercial Credit Exposure

Credit risk profile by credit worthiness category

					Commercial		Commercial
	Commercial		Commercial		Real Estate		Real Estate
	Operating		Agricultural		1-4 Family		Other
Category	12/31/12	12/31/11	12/31/12	12/31/11	12/31/12	12/31/11	12/31/12	12/31/11
Pass	$27,636	$25,323	$32,416	$27,650	$36,248	$33,854	$78,586	$71,921
6	0	1,234	0	320	0	608	4,667	4,452
7	1,388	873	0	0	2,812	1,386	9,793	9,781
8	0	0	0	0	0	0	0	0
Total	$29,024	$27,430	$32,416	$27,970	$39,060	$35,848	$93,046	$86,154

36.

Consumer Credit Exposure

Credit risk by credit worthiness category

	Residential		Residential
	Real Estate, Construction		Real Estate, Other
Category	12/31/12	12/31/11	12/31/12	12/31/11
Pass	$3,051	$3,437	$11,582	$10,434
6	0	0	147	205
7	71	73	1,278	1,307
8	0	0	0	0
Total	$3,122	$3,510	$13,007	$11,946

Consumer Credit Exposure

Credit risk by credit worthiness category

	Consumer		Consumer		Consumer
	Equity		Auto		Other
Category	12/31/12	12/31/11	12/31/12	12/31/11	12/31/12	12/31/11
Pass	$19,091	$19,565	$6,225	$8,365	$11,961	$13,673
6	32	68	0	2	5	6
7	275	185	14	46	66	105
8	0	0	0	0	0	0
Total	$19,398	$19,818	$6,239	$8,413	$12,032	$13,784

NOTE 5 SUMMARY OF IMPAIRED LOANS

Loans evaluated for impairment include loans classified as troubled debt restructurings and non-performing multi-family, commercial and construction loans. The following tables set forth certain information regarding the Corporation’s impaired loans (in thousands), segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary for the periods indicated:

		Unpaid
	Recorded	Principal	Related
December 31, 2012	Investment	Balance	Allowance
With no related allowance recorded:
Commercial operating	$234	$234	$0
Commercial real estate, 1-4 family	92	92	0
Commercial real estate, other	5,820	5,820	0
Subtotal	6,146	6,146	0

With an allowance recorded:
Commercial operating	925	925	107
Commercial real estate, 1-4 family	1,732	1,732	248
Commercial real estate, other	3,253	3,253	202
Subtotal	5,910	5,910	577
Total	$12,056	$12,056	$557

37.

		Unpaid
	Recorded	Principal	Related
December 31, 2011	Investment	Balance	Allowance
With no related allowance recorded:
Commercial operating	$149	$181	$0
Commercial real estate, other	3,668	3,668	0
Subtotal	3,817	3,849	0

With an allowance recorded:
Commercial operating	177	177	94
Commercial real estate, 1-4 family	283	283	200
Commercial real estate, other	3,123	3,123	157
Subtotal	3,583	3,583	451
Total	$7,400	$7,432	$451

		Unpaid
	Recorded	Principal	Related
December 31, 2010	Investment	Balance	Allowance
With no related allowance recorded:
Commercial operating	$331	$363	$0
Commercial real estate, 1-4 family	53	106	0
Commercial real estate, other	500	562	0
Subtotal	884	1,031	0

With an allowance recorded:
Commercial real estate, 1-4 family	405	452	71
Commercial real estate, other	485	713	45
Consumer, other	90	90	40
Subtotal	980	1,255	156
Total	$1,864	$2,286	$156

Impaired loans with no related allowance recorded at December 31, 2012, increased 61.02% or $2,329,000 from year-end 2011, primarily due to one large commercial real estate credit. Impaired loans with a specified reserve increased 64.97% or $2,328,000, principally due to two large hotel loans. The specified reserve related to impaired loans totaled $557,000 at December 31, 2012, an increase of 23.50% or $106,000 from specified reserves of $451,000 at December 31, 2011, compared to an increase of $295,000 from specified reserves of $156,000 at December 31, 2010.

38.

The following tables present the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans after impairment by portfolio segment and class for the periods indicated. (All dollar amounts reported in thousands)

	No Related		With Related
	Allowance Recorded		Allowance Recorded		Total
	Average	Total Interest	Average	Total interest	Average	Total Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
December 31, 2012
Commercial:
Operating	$181	$9	$346	$28	$527	$37
Real estate, 1-4 family	52	0	1,017	39	1,069	39
Real estate, other	5,144	311	3,342	48	8,486	359
Total	$5,377	$320	$4,705	$115	$10,082	$435

December 31, 2011
Commercial:
Operating	$151	$9	$176	$9	$327	$18
Real estate, 1-4 family	0	0	307	11	307	11
Real estate, other	1,954	218	2,356	163	4,310	381
Total	$2,105	$227	$2,839	$183	$4,944	$410

December 31, 2010
Commercial:
Operating	$170	$26	$0	$0	$170	$26
Real estate, 1-4 family	53	0	112	29	165	29
Real estate, other	238	19	638	14	876	33
Consumer, other	0	0	8	0	8	0
Total	$461	$45	$758	$43	$1,219	$88

NOTE 6   TROUBLED DEBT RESTRUCTURINGS

The following table summarizes information relative to loan modifications determined to be troubled debt restructurings during the twelve months ended December 31, 2012 and December 31, 2011.

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number	Recorded	Recorded
	of TDRs	Investment	Investment
December 31, 2012
Commercial real estate, 1-4 family	2	$1,542	$1,500
Commercial real estate, other	1	2,148	2,022
Total	3	$3,690	$3,522

December 31, 2011
Commercial operating	2	$218	$177
Commercial real estate, 1-4 family	1	340	283
Commercial real estate, other	2	3,773	3,672
Total	5	$4,331	$4,132

39.

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

Loans modified in a TDR may already be on nonaccrual status and partial charge-offs may have in some cases been taken against the outstanding loan balance. The allowance for impaired loans that has been modified in a TDR is measured based on the estimated fair value of the collateral, less any selling costs, if the loan is collateral dependent or on the present value of expected future cash flows, discounted at the loan’s original effective interest rate. Management exercises significant judgment in developing these determinations.

During the twelve months ended December 31, 2012, the Corporation restructured three loans with a recorded investment of $3,522,000. Loan modifications consisted primarily of interest rate reductions and no modifications resulted in the reduction of the recorded investment in the associated loan balances. Restructured loans are subject to periodic credit reviews to determine the necessity and adequacy of a specific loan loss allowance based on the collectability of the recorded investment in the restructured loan. Loans restructured during 2012 increased the allowance for loan losses by $191,000. During the twelve months ended December 31, 2011, the Corporation restructured five loans with a recorded investment of $4,132,000. Loan modifications during 2011 consisted primarily of temporary interest-only payments and no modifications resulted in the reduction of the recorded investment in the associated loan balances. Loans restructured during 2011 increased the allowance for loan losses by $324,000.

There have been no financing receivables modified as troubled debt restructurings within the previous twelve months that have subsequently defaulted as of December 31, 2012.

NOTE 7   AGE ANALYSIS OF PAST DUE FINANCING RECEIVABLES

The following table presents the loan portfolio summarized by aging categories, at December 31, 2012 and 2011.

							Recorded
(In thousands)	30-59	60-89	> 90			Total	Investment
	Days	Days	Days	Total		Financing	> 90 Days
2012	Past Due	Past Due	Past Due	Past Due	Current	Receivables	and Accruing
Commercial
Operating	$154	$0	$0	$154	$28,870	$29,024	$0
Agricultural	0	0	0	0	32,416	32,416	0
Real estate, 1-4 fam	13	0	1,592	1,605	37,455	39,060	0
Real estate, other	1,374	2,261	340	3,975	89,071	93,046	0
Residential
Construction	0	0	0	0	3,122	3,122	0
Other	57	28	35	120	12,887	13,007	0
Consumer
Equity	61	0	0	61	19,337	19,398	0
Auto	12	9	0	21	6,218	6,239	0
Other	49	0	0	49	11,983	12,032	0
Total	$1,720	$2,298	$1,967	$5,985	$241,359	$247,344	$0

40.

							Recorded
(In thousands)	30-59	60-89	> 90			Total	Investment
	Days	Days	Days	Total		Financing	> 90 Days
2011	Past Due	Past Due	Past Due	Past Due	Current	Receivables	and Accruing
Commercial
Operating	$14	$93	$15	$122	$27,308	$27,430	$0
Agricultural	0	0	0	0	27,970	27,970	0
Real estate, 1-4 fam	45	1	0	46	35,802	35,848	0
Real estate, other	121	0	309	430	85,724	86,154	0
Residential
Construction	0	0	0	0	3,510	3,510	0
Other	28	0	0	28	11,918	11,946	0
Consumer
Equity	27	0	0	27	19,791	19,818	0
Auto	17	0	19	36	8,377	8,413	0
Other	20	5	35	60	13,724	13,784	0
Total	$272	$99	$378	$749	$234,124	$234,873	$0

NOTE 8   FINANCING RECEIVABLES ON NONACCRUAL STATUS

The following summarizes loans (in thousands) on nonaccrual status at December 31, 2012 and 2011.

	December 31, 2012	December 31, 2011
Commercial
Operating	$1,087	$433
Real estate, 1-4 family	1,825	384
Real estate, other	4,040	761
Residential real estate
Other	73	192
Consumer
Equity	63	12
Auto	9	30
Other	14	40
Total	$7,111	$1,852

NOTE 9   PREMISES AND EQUIPMENT

Year-end premises and equipment (in thousands) were as follows:

	2012	2011
Land	$1,078	$1,066
Buildings	8,700	8,592
Furniture and equipment	4,938	4,910
Construction in process	74	19
Total	14,790	14,587
Accumulated depreciation	7,615	7,181
Premises and equipment, net	$7,175	$7,406

Depreciation expense charged to operations was $658,000, $649,000, and $645,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

41.

NOTE 10   TIME DEPOSITS

At December 31, 2012, scheduled maturities of time deposits (in thousands) were as follows:

2013	$46,729
2014	18,388
2015	6,618
2016	4,162
2017	1,800
2018 and thereafter	5,494
$83,191

NOTE 11   FHLB ADVANCES

FHLB advances (in thousands) consisted of the following at year-end:

	Current
	Interest
	Rate	2012	2011
FHLB fixed rate advance, with monthly principal and interest payments; due July 2027	2.14%	$1,922	$0

The advances are subject to prepayment penalties and the provisions and conditions of the credit policy of the Federal Home Loan Bank of Cincinnati. FHLB advances are collateralized by all shares of FHLB stock owned by the Bank and by the Bank’s qualified mortgage loans. At December 31, 2012, the loans pledged for FHLB advances had a carrying value of $35,975,000.

NOTE 12   INCOME TAXES

The provision for income taxes (in thousands) consists of:

	2012	2011	2010
Current provision	$1,378	$996	$635
Deferred provision (benefit)	(201)	33	107
Total income tax expense (credit)	$1,177	$1,029	$742

Year-end deferred tax assets and liabilities (in thousands) consist of:

Items giving rise to deferred tax assets	2012	2011
Allowance for loan losses in excess of tax reserve	$1,041	$913
Deferred compensation	266	263
Alternative minimum tax credit carry forward	0	22
Restricted stock awards	19	0
Nonaccrual loan interest	52	8
Accrued expenses and other	10	15
Total	1,388	1,221

Items giving rise to deferred tax liabilities
Depreciation	(291)	(309)
Deferred loan fees and costs	(68)	(82)
FHLB stock dividend	(309)	(309)
Unrealized gain on securities available for sale	(340)	(395)
Prepaid expenses and other	(130)	(132)
Total	(1,138)	(1,227)
Net deferred tax asset (liability)	$250	$(6)

42.

Income tax expense attributable to continuing operations (in thousands) is reconciled between the financial statement provision and amounts computed by applying the statutory federal income tax rate of 34% to income before income taxes as follows:

	2012	2011	2010
Tax at statutory rates	$1,399	$1,295	$1,042
Increase (decrease) in tax resulting from:
Tax-exempt income	(246)	(283)	(310)
Other	24	17	10
Total income tax expense	$1,177	$1,029	$742

The Corporation had no reportable income tax expense pertaining to security gains for 2012, 2011 or 2010.

NOTE 13   STOCK-BASED COMPENSATION

The Corporation has two share-based compensation plans in existence, the 1997 Stock Option Plan (expired but having outstanding options that may still be executed) and the 2009 Incentive Stock Option Plan, which is described below.

The Corporation’s 2009 Incentive Stock Option Plan, is a shareholder approved plan that permits the granting of stock options, restricted stock and certain other stock-based awards to selected key employees on a periodic basis at the discretion of the board. The plan authorizes the issuance of up to 150,000 shares of common stock of which 86,300 shares are available for issuance at December 31, 2012. Option awards are granted with an exercise price equal to the market price of the Corporation’s common stock at the date of grant and have an expiration period of ten years.

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

The fair value of options granted in 2012 and 2011 was determined using the following weighted-average assumptions as of the date of grant.

	2012	2011
Dividend yield	3.20%	3.32%
Risk-free interest rate	1.15%	1.65%
Expected volatility	23.62%	24.14%
Weighted average expected life	8 years	8 years
Weighted average per share fair value of options	$3.01	$2.94

In the third quarter of 2012, 15,200 stock options were granted subject to a three year vesting period with one third of the options vesting each year on the anniversary date of the grant.

Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock options. At December 31, 2012, the aggregate intrinsic value of stock options outstanding and exercisable was $186,000 and $155,000, respectively, compared to an aggregate intrinsic value of $165,000 and $85,000 at December 31, 2011.

43.

The following table summarizes stock option activity for the years ended December 31, 2012, 2011 and 2010.

	2012		2011		2010
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	40,330	$14.45	31,330	$13.47	24,702	$15.58
Granted	15,200	19.28	9,800	17.40	11,100	13.25
Exercised	(500)	12.30	(800)	12.30	0	0
Expired	0	0	0	0	(4,472)	24.55
Forfeited	(400)	12.30	0	0	0	0
Outstanding at year-end	54,630	$15.83	40,330	$14.45	31,330	$13.47
Options exercisable at year-end	29,199		17,105		7,167
Weighted average fair value of options granted during the year	$3.01		$2.94		$2.14

The fair value of options granted is amortized as compensation expense, recognized on a straight-line basis over the vesting period of the respective stock option grant. Compensation expense related to employees is included in personnel expense while compensation expense related to directors is included in other operating expense. The Corporation recognized compensation expense of $30,000 for the year ended December 31, 2012, related to the awards of nonrestricted stock options compared to $25,000 and $18,000 for the same periods in 2011 and 2010, respectively. At December 31, 2012, the Corporation had $59,000 of unrecognized compensation expense related to nonrestricted stock options. This remaining cost is expected to be recognized over a weighted average vesting period of approximately 26.1 months. The fair value of nonrestricted stock options vesting during 2012 was $178,000.

The following is a summary of outstanding and exercisable stock options at December 31, 2012:

	Number	Weighted Average		Number
	Of Shares	Remaining		Of Shares
Exercise Price	Outstanding	Contractual Life		Exercisable
$22.75	1,130	0.00	years	1,130
26.75	1,000	3.00	years	1,000
12.30	16,400	6.62	years	16,400
13.25	11,100	7.62	years	7,402
17.40	9,800	8.62	years	3,267
19.28	15,200	9.53	years	0
Total	54,630	7.79	years	29,199

The following table summarizes information about the Corporation’s nonvested stock option activity for the year ended December 31, 2012:

	Number	Weighted
	Of	Average
Nonvested Options	Options	Price
Nonvested options at December 31, 2011	23,225	$14.75
Granted	15,200	19.28
Vested	(12,828)	13.78
Forfeited	(166)	12.30
Nonvested options at December 31, 2012	25,431	$17.92

44.

In the third quarter of 2012, the Corporation granted 2,200 shares of restricted stock awards with a total grant date fair value of $42,000. The fair value of restricted stock is equal to the fair market value of the Corporation’s common stock on the date of grant. Restricted stock awards are recorded as unearned compensation, a component of shareholders’ equity, and amortized to compensation expense over the vesting period. The Corporation recognized compensation expense of $41,000 for the year ended December 31, 2012, related to restricted stock grants compared to $25,000 and $14,000 for the same periods in 2011 and 2010, respectively. At December 31, 2012 the Corporation had $77,000 of unrecognized compensation expense relating to restricted stock awards. This remaining cost is expected to be recognized over a weighted average vesting period of approximately 24 months.

The following table summarizes restricted stock activity for the year ended December 31, 2012.

		Weighted
	Nonvested	Average
	Number of	Grant Date
Restricted Stock	Shares	Fair Value
Nonvested balance at January 1, 2012	7,700	$15.01
Granted	2,200	19.28
Vested	(2,100)	12.30
Forfeited/expired	0	0.00
Nonvested balance at December 31, 2012	7,800	$16.95

NOTE 14   BENEFIT PLANS

The Corporation maintains a 401(k) plan covering substantially all employees who have attained the age of twenty-one and have completed thirty days of service with the Corporation. This is a salary deferral plan, which calls for matching contributions by the Corporation based on a percentage (50%) of each participant’s voluntary contribution (limited to a maximum of six percent (6%) of a covered employee’s annual compensation). In addition to the Corporation’s required matching contribution, a contribution to the plan may be made at the discretion of the Board of Directors. The Corporation’s matching and discretionary contributions were $108,000, $94,000 and $87,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

At December 31, 2012, the Corporation has agreements with two former executive officers to provide postretirement benefits including split dollar life insurance arrangements and deferred compensation. The Corporation’s future obligations under the agreements have been provided for through the single purchase of split dollar life insurance policies on the executives. The Corporation has a liability recorded for the present value of the future benefits of approximately $309,000 and $291,000 at December 31, 2012 and 2011, respectively. The Corporation recognized expense in connection with these benefits of $21,000, $53,000 and $40,000 for the years ended December 31, 2012, 2011 and 2010, respectively. The decrease of $32,000 in postretirement benefits expense from 2011 was primarily due to a settlement with a former executive officer.

The Corporation has deferred director fee arrangements with certain directors and executive officers. The amounts deferred under the arrangements are invested in the Corporation’s common stock and are maintained in a rabbi trust. The Corporation had 44,826 and 41,606 shares in the plan with a related obligation of $787,000 and $717,000 established within stockholders’ equity as of December 31, 2012 and 2011, respectively.

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

45.

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

The following is a summary of commitments to extend credit (in thousands) at year-end:

	2012	2011
Commitments to extend commercial credit	$22,790	$19,588
Commitments to extend consumer credit	11,214	12,256
Standby letters of credit	57	10
	$34,061	$31,854
Fixed rate	$6,593	$6,158
Variable rate	27,468	25,696
	$34,061	$31,854

At year-end 2012, the fixed rate commitments had a range of rates from 2.30% to 25.00%, with a weighted average term to maturity of 53.6 months. At year-end 2011, the fixed rate commitments had a range of rates from 4.75% to 25.00%, with a weighted average term to maturity of 41.8 months.

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

	Capital to risk-weighted assets		Tier 1 capital
	Total	Tier 1	to average assets
Well capitalized	10%	6%	5%
Adequately capitalized	8%	4%	4%
Undercapitalized	6%	3%	3%

46.

At year-end 2012, actual capital levels and minimum required levels for the Bank were as follows:

			Minimum Required		Minimum Required
(Dollars in thousands)			For Capital		To Be Well
	Actual		Adequacy Purposes		Capitalized
December 31, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$31,296	12.5%	$20,009	8.0%	$25,011	10.0%
Tier 1 capital (to risk-weighted assets)	$28,158	11.3%	$10,004	4.0%	$15,007	6.0%
Tier 1 capital (to average assets)	$28,158	9.4%	$11,997	4.0%	$14,996	5.0%

At year-end 2011, actual capital levels and minimum required levels, for the Bank were as follows:

			Minimum Required		Minimum Required
(Dollars in thousands)			For Capital		To Be Well
	Actual		Adequacy Purposes		Capitalized
December 31, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$28,729	12.0%	$19,139	8.0%	$23,923	10.0%
Tier 1 capital (to risk-weighted assets)	$25,729	10.8%	$9,569	4.0%	$14,354	6.0%
Tier 1 capital (to average assets)	$25,729	8.9%	$11,558	4.0%	$14,448	5.0%

Based on the most recent notifications from its regulators, the Bank has been categorized as “well-capitalized” at December 31, 2012 and 2011. Management is not aware of any conditions or events since its last notification that would affect the Bank’s “well-capitalized” status.

Dividend payments to the holding company by its subsidiaries are subject to regulatory review and statutory limitations and, in some instances, regulatory approval. Dividends paid by the Bank are the primary source of funds available to the Corporation for payment of dividends to shareholders and for other working capital needs. Ohio law prohibits the Bank, without the prior approval of the Ohio Division of Financial Institutions, from paying dividends in an amount greater than the lesser of its undivided profits or the total of its net income for that year, combined with its retained net income from the preceding two years. The payment of dividends by any financial institution or its holding company is also affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be under-capitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines at year-end. The amount of dividends available to the Corporation from the Bank at December 31, 2012, was approximately $11,287,000.

NOTE 17     RELATED PARTY TRANSACTIONS

Certain directors, executive officers and principal shareholders of the Corporation, including their immediate families and companies in which they are principal owners, were loan customers during 2012 and 2011. The following is a summary of the activity on these borrower relationships (in thousands):

2012
Beginning balance	$3,103
New loans and advances	525
Change in status	(59)
Payments	(655)
Ending balance	$2,914

Deposit accounts of directors and executive officers of the Corporation totaled $3,403,000 and $3,609,000 at December 31, 2012 and 2011, respectively.

47.

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

U.G. Government and federal agencies and mortgage-backed securities

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

48.

The following table presents information about the Corporation’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011, and the valuation techniques used by the Corporation to determine those fair values.

Assets and liabilities measured at fair value on a recurring basis for the periods shown:

	Quoted Prices in	Significant	Significant
(Dollars in thousands)	Active Markets	Observable	Unobservable
	For Identical	Inputs	Inputs
December 31, 2012	Assets (Level 1)	(Level 2)	(Level 3)	Balance
Assets
State and political subdivisions	0	10,272	0	10,272
Mortgage-backed securities	0	4,501	0	4,501
Total Assets	$0	$14,773	$0	$14,773
Liabilities	$0	$0	$0	$0

December 31, 2011
Assets
U.S. Government and federal agencies	$0	$4,066	$0	$4,066
State and political subdivisions	0	14,372	0	14,372
Mortgage-backed securities	0	6,414	0	6,414
Total Assets	$0	$24,852	$0	$24,852
Liabilities	$0	$0	$0	$0

Securities characterized as having Level 2 inputs generally consist of obligations of U.S. Government and federal agencies, government-sponsored organizations and obligations of state and political subdivisions. There were no transfers in or out of Levels 1 and 2 for the year ended December 31, 2012.

The Corporation also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis. At December 31, 2012, such assets consist primarily of impaired loans and other real estate owned (“OREO”). The Corporation has estimated the fair values of these assets using Level 3 inputs. Management considers third party appraisals as well as independent fair market value assessments from realtors or persons involved in selling other real estate owned when determining the fair value of particular properties.

The following table presents financial assets and liabilities measured on a nonrecurring basis.

		Fair Value Measurements
	Balance at	At Reporting Date Using:
(In thousands)	December 31,	Level 1	Level 2	Level 3
2012
Impaired loans	$12,056	$0	$0	$12,056
Real estate acquired
through foreclosure	128	0	0	128

2011
Impaired loans	$7,400	$0	$0	$7,400
Real estate acquired
through foreclosure	0	0	0	0

49.

A loan is considered impaired when, based on current information and events it is probable the Corporation will be unable to collect all amounts due (both interest and principal) according to the contractual terms of the loan agreement. Loan impairment is measured using the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral (less selling costs) if the loan is collateral dependent. Collateral may be real estate and/or business assets, including equipment, inventory and accounts receivable. The value of business equipment, inventory and accounts receivable collateral is based on net book value on the business’ financial statements and, if necessary, discounted based on management’s review and analysis. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and the client’s business. Impaired loans are subject to nonrecurring fair value adjustments to reflect (1) partial write downs that are based on the observable market price or current appraised value of the collateral, or (2) the full charge-off of the loan carrying value.

Other real estate owned acquired through or instead of loan foreclosure is adjusted to fair value upon transfer of the loan to OREO. Subsequently, OREO is carried at the lower of carrying value or fair value. The estimated fair value for other real estate owned is determined by independent market-based appraisals and other available market information. Accordingly, the valuations of OREO and other repossessed assets are subject to significant judgment. If the fair value of the collateral deteriorates subsequent to initial recognition, a valuation allowance is recorded through expense. Additionally, any operating costs incurred after acquisition are also expensed.

The valuations referred to above for impaired loans and OREO include assumptions related to cash flow projections, discount rates and/or recent comparable sales. The numerical range of unobservable inputs for these valuation assumptions are not meaningful.

The tables below presents the estimated fair values (in thousands) of the Corporation’s financial instruments for the periods indicated:

			Quoted Prices	Significant
			In Active	Other	Significant
			Markets for	Observable	Unobservable
	Carrying	Estimated	Identical Assets	Inputs	Inputs
December 31, 2012	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash equivalents and federal funds sold	$22,904	$22,904	$22,904	$0	$0
Securities available for sale	14,773	14,733	0	14,733	0
Other investment securities	2,259	2,259	0	0	2,259
Loans, net of allowance for loan loss	243,303	240,910	0	0	240,910
Accrued interest receivable	1,181	1,181	0	0	1,181

Financial Liabilities:
Noninterest-bearing deposits	$(45,616)	$(45,616)	$(45,616)	$0	$0
Interest-bearing deposits	(139,632)	(139,632)	0	(139,632)	0
Time Deposits	(83,191)	(82,216)	0	(82,216)	0
FHLB advances	(1,922)	(1,854)	0	(1,854)	0
Accrued interest payable	(93)	(93)	0	0	(93)

	Carrying	Estimated
December 31, 2011	Amount	Fair Value
Financial Assets:
Cash equivalents and federal funds sold	$10,723	$10,723
Securities available for sale	24,852	24,852
Other investment securities	2,259	2,259
Loans, net of allowance for loan loss	231,094	224,230
Accrued interest receivable	1,275	1,275

Financial Liabilities:
Noninterest-bearing deposits	$(38,189)	$(38,189)
Interest-bearing deposits	(122,437)	(122,437)
Time deposits	(98,502)	(97,712)
Accrued interest payable	(106)	(106)

50.

The following describes the valuation methodologies used by management to measure financial assets and liabilities at fair value. Where appropriate, the description includes information about the valuation models and key inputs to those models.

•	Cash equivalents and federal funds sold - The carrying value of cash, amounts due from banks and federal funds sold assumed to approximate fair value.

•	Investment securities – Fair value is based on quoted market prices in active markets for identical assets or similar assets in active markets. If quoted market prices are not available, with the assistance of an independent pricing service, management’s fair value measurements consider observable data which may include market maker bids, quotes and pricing models. Inputs to the pricing models include recent trades, benchmark interest rates, spreads and actual and projected cash flows.

•	Other investment securities – principally consists of investments in Federal Home Loan Bank stock, which has limited marketability and is carried at cost.

•	Loans – The loan portfolio includes adjustable and fixed-rate loans, the fair value of which is estimated using discounted cash flow analyses. To calculate discounted cash flows, the loans are aggregated into pools of similar types and expected repayment terms. The expected cash flows were based on historical prepayment experiences and estimated credit losses for non-performing loans and were discounted using current rates at which similar loans would be made to borrowers with similar credit ratings and similar remaining maturities. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

•	Accrued interest receivable – The carrying value of accrued interest receivable approximates fair value due to the short-term duration.

•	Noninterest-bearing deposits – The fair value of noninterest-bearing demand deposits, which have no stated maturity, were considered equal to their carrying amount, representing the amount payable on demand.

•	Interest-bearing deposits – The fair value of demand, money market and savings deposits, which have no stated maturity, were considered equal to their carrying amount, representing the amount payable on demand.

•	Time deposits – The fair value for fixed-rate time deposits is estimated using a discounted cash flow calculation that applies interest rates currently being offered for time deposits with similar terms and similar remaining maturities.

•	FHLB advances – The fair value of long-term debt was estimated using a discounted cash flow calculation which utilizes the interest rates currently offered for borrowings of similar remaining maturities.

•	Accrued interest payable – The carrying value of accrued interest payable approximates fair value due to the short-term duration.

NOTE 19     EARNINGS PER SHARE

Weighted average shares used in determining basic and diluted earnings per share for the year ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Weighted average shares outstanding during the year	1,166,866	1,157,477	1,142,610
Dilutive effect of stock options	10,899	8,128	388
Weighted average shares considering dilutive effect	1,177,765	1,165,605	1,142,998

Anti-dilutive stock options not considered in computing diluted earnings per share	2,130	2,130	13,230

51.

NOTE 20     PARENT CORPORATION STATEMENTS

The following are condensed financial statements of Commercial Bancshares, Inc.

CONDENSED BALANCE SHEETS

December 31, 2012 and 2011

(Dollars in thousands)

	2012	2011
ASSETS
Cash on deposit with subsidiary	$202	$164
Investment in common stock of subsidiaries	28,844	26,530
Other assets	365	350
Total assets	$29,411	$27,044

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities	$23	$45
Shareholders’ equity	29,388	26,999
Total liabilities and shareholders’ equity	$29,411	$27,044

CONDENSED STATEMENTS OF INCOME

Years ended December 31, 2012, 2011 and 2010

(Dollars in thousands)

	2012	2011	2010
INCOME
Dividends from Bank subsidiary	$601	$562	$600
Total income	601	562	600

EXPENSES
Professional fees	31	65	67
Other	97	97	76
Total expenses	128	162	143

Tax benefit	(44)	(55)	(47)
Income before equity in undistributed earnings of subsidiaries	517	455	504
Equity in undistributed earnings of subsidiaries	2,421	2,324	1,819
NET INCOME	$2,938	$2,779	$2,323

52.

CONDENSED STATEMENTS OF CASH FLOWS

Years ended December 31, 2012, 2011 and 2010

(Dollars in thousands)

	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,938	$2,779	$2,323
Adjustments to reconcile net income to net cash from operating activities
Equity in undistributed earnings of subsidiaries	(2,421)	(2,324)	(1,819)
Stock-based compensation	71	50	32
Other	(38)	(5)	(92)
Net cash from operating activities	550	500	444
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash from investing activities	0	0	0
CASH FLOWS FROM FINANCING ACTIVITIES
Treasury stock issued for deferred compensation plan	83	103	117
Treasury stock issued under stock option plans	6	10	0
Cash dividends paid	(601)	(562)	(481)
Net cash from financing activities	(512)	(449)	(364)

Net change in cash	38	51	80
Cash at beginning of period	164	113	33
Cash at end of period	$202	$164	$113

NOTE 21     QUARTERLY INFORMATION (Unaudited)

The following quarterly information (in thousands, except per share data) is provided for the three-month periods ending as follows:

2012	March 31,	June 30,	September 30,	December 31,
Total interest income	$3,627	$3,531	$3,539	$3,555
Total interest expense	383	370	371	369
Net interest income	$3,244	$3,161	$3,168	$3,186
Provision for loan losses	150	90	408	150
Net income	$763	$794	$580	$801
Basic earnings per common share	0.66	0.68	0.50	0.68
Diluted earnings per common share	0.65	0.67	0.49	0.68

2011	March 31,	June 30,	September 30,	December 31,
Total interest income	$3,714	$3,760	$3,834	$3,733
Total interest expense	628	557	515	412
Net interest income	$3,086	$3,203	$3,319	$3,321
Provision for loan losses	195	330	229	235
Net income	$617	$628	$794	$740
Basic earnings per common share	0.54	0.54	0.68	0.64
Diluted earnings per common share	0.53	0.54	0.68	0.63

53.

SHAREHOLDER INFORMATION

While there is no established public trading market for our common stock, our shares are currently quoted in the inter-dealer quotation or “over-the-counter,” marketplace under the trading symbol “CMOH.” Over-the-counter securities are generally considered to be any equity securities not otherwise listed on a national exchange, such as NASDAQ, NYSE or Amex. The principal over-the-counter market is operated by OTC Markets Group, Inc. (formerly Pink OTC Markets Inc.), which provides quotes for the Company on its middle tier, the OTCQB. All OTCQB companies are reporting with the SEC or a U.S. banking regulator, but there are no financial or qualitative standards to be in this tier. Current quotations, historical data and reports are available on-line at FINANCE.YAHOO.COM by searching for CMOH, with values provided by Commodity Systems, Inc. (CSI).

	Dividends
2012	Declared	Low Bid	High Bid
Three months ended March 31	$0.125	$18.21	$19.70
Three months ended June 30	0.125	19.75	22.00
Three months ended September 30	0.125	18.00	20.30
Three months ended December 31	0.140	18.25	20.00

	Dividends
2011	Declared	Low Bid	High Bid
Three months ended March 31	$0.120	$14.27	$20.00
Three months ended June 30	0.120	17.00	19.00
Three months ended September 30	0.120	17.20	18.50
Three months ended December 31	0.125	17.50	18.65

Management does not have knowledge of the prices paid in all transactions and has not verified the accuracy of those reported prices. Because of the lack of an established market for the Corporation’s stock, these prices may not reflect the prices at which the stock would trade in an active market.

The Corporation has 1,169,840 outstanding shares of common stock held by approximately 1,530 shareholders as of December 31, 2012. The Corporation paid cash dividends in March, June, September and December totaling $0.515 per share in 2012 and $0.485 per share in 2011.

For a discussion of certain regulatory restrictions limiting the payment of dividends, please see Note 16 to the audited financial statements provided herewith.

54.

COMMERCIAL BANCSHARES, INC.

DIRECTORS EMERITUS

B. E. Beaston

Edwin G. Emerson

Frederick Reid

William E. Ruse

William A. Sheaffer

COMMERCIAL BANCSHARES, INC.

EXECUTIVE OFFICERS

Robert E. Beach, President and Chief Executive Officer

Scott A. Oboy, Executive Vice President, Chief Financial Officer

COMMERCIAL SAVINGS BANK OFFICERS

EXECUTIVE OFFICERS

Robert E. Beach, President and Chief Executive Officer

Bruce J. Beck, Senior Vice President, Risk Management and Staff Counsel

Susan E. Brown, Senior Vice President, Chief Retail Banking Officer

Scott A. Oboy, Executive Vice President, Chief Financial Officer

Steven M. Strine, Senior Vice President, Chief Lending Officer

TRANSFER AGENT, REGISTRAR & DIVIDEND DISBURSING AGENT

Registrar and Transfer Company

Attn: Investor Relations

10 Commerce Drive

Cranford, NJ 07016

1-800-368-5948

E-Mail: info@rtco.com

Website: www.rtco.com

ANNUAL MEETING

The annual shareholders’ meeting will be held Thursday, May 16, 2013 at 4:30 p.m. in the main office of the Commercial Savings Bank, 118 South Sandusky Avenue, Upper Sandusky, Ohio.

55.

COMMERCIAL BANCSHARES, INC.

BOARD OF DIRECTORS

Michael A. Shope – Chairman	Retired CFO, Walbro Corporation
Norwalk, Ohio

Stanley K. Kinnett – Vice Chairman	President and CEO, Dixie-Southern
Bradenton, Florida

Robert E. Beach	President and CEO of Commercial
Bancshares, Inc. and the Commercial
Savings Bank, Upper Sandusky, Ohio

Daniel E. Berg	Director of Operations, Tower International
Livonia, Michigan

J. William Bremyer	Foot and Ankle Surgery
Mercy Health Systems, Tiffin, Ohio
Blanchard Valley Medical Center, Findlay, Ohio

Lynn R. Child	Chairman and Co-Founder, CentraComm
Communications, Ltd., and CEO, Aardvark, Inc.
Findlay, Ohio

Mark Dillon	President and CEO, Fairborn USA, Inc.
Upper Sandusky, Ohio

Deborah J. Grafmiller	State Certified General Appraiser
Professional Appraisal Service
Findlay, Ohio

Kurt D. Kimmel	President/Co-owner, Kimmel Cleaners
Upper Sandusky, Ohio

Lee M. Sisler	President, Sisler and Associates
Marion, Ohio

56.