Form 10-Q
period 2013-03-31
COMMERCIAL BANCSHARES INC \OH\
filed 2013-05-09
CIK 1009976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2013. Commission File Number 000-27894

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

As of May 9, 2013, the latest practicable date, there were 1,171,663 outstanding of the registrant’s common stock, no par value.

COMMERCIAL BANCSHARES, INC.

2.

COMMERCIAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

	(Unaudited)
	March 31,	December 31,
	2013	2012
ASSETS
Cash and cash equivalents	$3,990	$7,114
Federal funds sold	29,591	15,790
Cash equivalents and federal funds sold	33,581	22,904

Securities available for sale	14,095	14,773
Other investment securities	2,259	2,259
Total loans	239,741	247,344
Allowance for loan losses	(4,015)	(4,041)
Loans, net	235,726	243,303
Premises and equipment, net	7,132	7,175
Accrued interest receivable	1,258	1,181
Other assets	10,116	9,969

Total assets	$304,167	$301,564

LIABILITIES
Deposits
Noninterest-bearing demand	$46,777	$45,616
Interest-bearing demand	119,094	117,548
Savings and time deposits	82,239	82,386
Time deposits $100,000 and greater	22,617	22,889
Total deposits	270,727	268,439
FHLB advances	1,894	1,922
Accrued interest payable	93	93
Other liabilities	1,598	1,722
Total liabilities	274,312	272,176

SHAREHOLDERS' EQUITY
Common stock, no par value; 4,000,000 shares authorized, 1,186,638 shares issued and 1,170,182 outstanding in 2013 1,186,638 shares issued and 1,169,840 outstanding in 2012	11,728	11,721
Retained earnings	18,849	18,331
Unearned compensation	(66)	(77)
Deferred compensation plan shares; at cost, 44,691 shares in 2013, and 44,826 shares in 2012	(786)	(787)
Treasury stock; 16,456 shares in 2013 and 16,798 shares in 2012	(450)	(459)
Accumulated other comprehensive income	580	659
Total shareholders' equity	29,855	29,388

Total liabilities and shareholders' equity	$304,167	$301,564

See notes to the consolidated financial statements.

3.

COMMERCIAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Dollar amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2013	2012
Interest income
Interest and fees on loans	$3,182	$3,391
Interest on investment securities:
Taxable	62	90
Tax-exempt	99	136
Federal funds sold	14	10
Total interest income	3,357	3,627
Interest expense
Interest on deposits	329	383
Interest on borrowings	10	0
Total interest expense	339	383

Net interest income	3,018	3,244
Provision for loan losses	22	150

Net interest income after provision for loan losses	2,996	3,094

Noninterest income
Service fees and overdraft charges	346	361
Gains (losses) on repossessed asset sales, net	10	(2)
Other income	188	181
Total noninterest income	544	540

Noninterest expense
Salaries and employee benefits	1,432	1,448
Premises and equipment	322	317
OREO and miscellaneous loan expense	60	41
Professional fees	102	118
Data processing	44	49
Software maintenance	116	97
Advertising and promotional	55	56
FDIC deposit insurance	68	54
Franchise tax	105	79
Other operating expense	267	309
Total noninterest expense	2,571	2,568

Income before income taxes	969	1,066
Income tax expense	284	303

Net income	$685	$763

Basic earnings per common share	$0.59	$0.66
Diluted earnings per common share	$0.58	$0.65

See notes to the consolidated financial statements.

4.

COMMERCIAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(Dollar amounts in thousands)

	Three Months Ended
	March 31,
	2013	2012

Net Income	$685	$763

Unrealized holding gain (loss) on securities:
Net securities loss arising during period	(120)	(52)
Tax effect	(41)	(18)
Other comprehensive loss, net of tax	(79)	(34)
Comprehensive income, net of tax	$606	$729

See notes to the consolidated financial statements.

5.

COMMERCIAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
(Unaudited)

(Dollar amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2013	2012

Balance at beginning of period	$29,388	$26,999

Net income	685	763
Other comprehensive loss	(79)	(34)

Stock-based compensation	19	17

Deferred compensation plan activity	6	28

Dividends paid ($0.140 per share in 2013 and $0.125 in 2012)	(164)	(146)

Balance at end of period	$29,855	$27,627

See notes to the consolidated financial statements.

6.

COMMERCIAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
	($ in thousands)
Cash flows from operating activities
Net income	$685	$763
Adjustments	(276)	615
Net cash from operating activities	409	1,378

Cash flows from investing activities
Securities available for sale:
Maturities, calls and repayments	554	2,807
Net change in loans	7,555	4,053
Proceeds from sale of OREO and other repossessed assets	167	14
Bank premises and equipment expenditures	(110)	(45)
Net cash from investing activities	8,166	6,829

Cash flows from financing activities
Net change in deposits	2,288	14,880
Repayments of FHLB advances	(28)	0
Cash dividends paid	(164)	(146)
Deferred compensation plan activity	6	28
Net cash from financing activities	2,102	14,762

Net change in cash equivalents and federal funds sold	10,677	22,969

Cash equivalents and federal funds sold at beginning of period	22,904	10,723

Cash equivalents and federal funds sold at end of period	$33,581	$33,692

Supplemental disclosures
Cash paid for interest	$339	$381
Cash paid for income taxes	20	0
Non-cash transfer of loans to foreclosed/repossessed assets	14	16

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

The condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the Corporation’s financial position at March 31, 2013, and the results of operations and changes in cash flows for the periods presented have been made.

Certain information and footnote disclosures typically included in financial statements prepared in accordance with U.S. generally accepted principles have been omitted. The Annual Report for the year ended December 31, 2012, contains consolidated financial statements and related footnote disclosures, which should be read in conjunction with the accompanying consolidated financial statements. The results of operations for the period ended March 31, 2013 are not necessarily indicative of the operating results for the full year or any future interim period.

NOTE 2	EARNINGS PER SHARE

Weighted average shares used in determining basic and diluted earnings per share for the three months ended March 31, 2013 and 2012.

	2013	2012
Weighted average shares outstanding during the period	1,170,098	1,164,060
Dilutive effect of stock options	12,333	10,280
Weighted average shares considering dilutive effect	1,182,431	1,174,340

Anti-dilutive stock options not considered in computing diluted earnings per share	1,000	2,130

NOTE 3	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities at the dates indicated are presented in the following table. All securities are classified as available for sale.

	March 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollar amounts in thousands)	Cost	Gains	Losses	Value
State and political subdivisions	$9,300	$646	$(5)	$9,941
Mortgage-backed securities	3,916	238	0	4,154
Total securities available for sale	$13,216	$884	$(5)	$14,095

	December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollar amounts in thousands)	Cost	Gains	Losses	Value
State and political subdivisions	$9,535	$742	$(5)	$10,272
Mortgage-backed securities	4,239	262	0	4,501
Total securities available for sale	$13,774	$1,004	$(5)	$14,773

8.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair values of investment securities at March 31, 2013, by contractual maturity are shown below. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value
Due less than one year	$1,519	$1,558
Due after one year through five years	3,899	4,168
Due after five years through ten years	3,090	3,343
Due after ten years	792	872
Mortgage-backed securities	3,916	4,154
Total securities available for sale	$13,216	$14,095

At March 31, 2013 and December 31, 2012, securities with a carrying value of $12,483,000 and $13,123,000, respectively, were pledged to secure public deposits and other deposits and liabilities as required or permitted by law.

The following table shows the securities’ gross unrealized losses and estimated fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2013 and December 31, 2012.

(Dollar amounts in thousands)	Less Than Twelve Months		More Than Twelve Months
	Unrealized	Fair	Unrealized	Fair
March 31, 2013	Losses	Value	Losses	Value
State and political subdivisions	$(4)	$801	$(1)	$385
Mortgage-backed securities	0	0	0	0
Total available for sale	$(4)	$801	$(1)	$385

(Dollar amounts in thousands)	Less Than Twelve Months		More Than Twelve Months
	Unrealized	Fair	Unrealized	Fair
December 31, 2012	Losses	Value	Losses	Value
State and political subdivisions	$(4)	$1,015	$(1)	$385
Mortgage-backed securities	0	0	0	0
Total available for sale	$(4)	$1,015	$(1)	$385

At March 31, 2013 and December 31, 2012, two individual securities had been in a continuous loss position for more than twelve months with four securities in a continuous loss position for less than twelve months. The unrealized losses are primarily due to the changes in market interest rates subsequent to purchase. The Corporation does not consider these investments to be other than temporarily impaired at March 31, 2013 and December 31, 2012 since the decline in market value is primarily attributable to changes in interest rates and not credit quality. In addition, the Corporation does not intend to sell and does not believe that it is more likely than not that the Corporation will be required to sell these investments until there is a full recovery of the unrealized loss, which may be at maturity. As a result no impairment loss was recognized during the three months ended March 31, 2013 or for the twelve months ended December 31, 2012.

9.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4	ALLOWANCE FOR LOAN LOSSES

The following table presents the activity of the allowance for loan losses by portfolio segment for the three months ended March 31, 2013 and 2012.

	Commercial	Real Estate	Consumer	Total
	(Dollar amounts in thousands)
For the Three Months Ended March 31, 2013
Beginning balance – January 1, 2013	$3,175	$284	$582	$4,041
Charge-offs	0	(19)	(61)	(80)
Recoveries	17	0	15	32
Net (charge-offs) recoveries	17	(19)	(46)	(48)
Provision	(39)	12	49	22
Ending Balance – March 31, 2013	$3,153	$277	$585	$4,015

	Commercial	Real Estate	Consumer	Total
	(Dollar amounts in thousands)
For the Three Months Ended March 31, 2012
Beginning balance – January 1, 2012	$2,849	$278	$652	$3,779
Charge-offs	0	0	(42)	(42)
Recoveries	3	0	18	21
Net (charge-offs) recoveries	3	0	(24)	(21)
Provision	150	0	0	150
Ending Balance – March 31, 2012	$3,002	$278	$628	$3,908

The following table presents the allocation of the allowance for loan losses and the recorded investment in loans (in thousands) by portfolio segment at March 31, 2013 and December 31, 2012.

	Collectively Evaluated		Individually Evaluated		Total
	Allowance	Recorded	Allowance	Recorded	Allowance	Recorded
	for Loan	Investment	for Loan	Investment	for Loan	Investment
	Losses	in Loans	Losses	in Loans	Losses	in Loans
March 31, 2013
Commercial	$2,599	$176,428	$554	$10,798	$3,153	$187,226
Real estate	277	16,289	0	0	277	16,289
Consumer	585	36,226	0	0	585	36,226
Total	$3,461	$228,943	$554	$10,798	$4,015	$239,741

December 31, 2012
Commercial	$2,618	$181,490	$557	$12,056	$3,175	$193,546
Real estate	284	16,129	0	0	284	16,129
Consumer	582	37,669	0	0	582	37,669
Total	$3,484	$235,288	$557	$12,056	$4,041	$247,344

10.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5	CREDIT QUALITY INDICATORS

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

The following tables present the risk category of loans by class of loans based on the most recent analysis performed at March 31, 2013 and December 31, 2012.

Commercial Credit Exposure (Dollar amounts in thousands)

Credit risk profile by credit worthiness category

					Commercial		Commercial
	Commercial		Commercial		Real Estate		Real Estate
	Operating		Agricultural		1-4 Family		Other
Category	03/31/13	12/31/12	03/31/13	12/31/12	03/31/13	12/31/12	03/31/13	12/31/12
Pass	$24,571	$27,636	$28,842	$32,416	$35,699	$36,248	$85,179	$78,586
6	0	0	0	0	0	0	2,485	4,667
7	1,558	1,388	0	0	2,777	2,812	6,115	9,793
8	0	0	0	0	0	0	0	0
Total	$26,129	$29,024	$28,842	$32,416	$38,476	$39,060	$93,779	$93,046

Residential Real Estate Credit Exposure (Dollar amounts in thousands)

Credit risk by credit worthiness category

	Residential		Residential
	Real Estate, Construction		Real Estate, Other
Category	03/31/13	12/31/12	03/31/13	12/31/12
Pass	$3,000	$3,051	$11,874	$11,582
6	0	0	146	147
7	71	71	1,198	1,278
8	0	0	0	0
Total	$3,071	$3,122	$13,218	$13,007

11.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consumer Credit Exposure (Dollar amounts in thousands)

Credit risk by credit worthiness category

	Consumer - Equity		Consumer – Auto		Consumer - Other
Category	03/31/13	12/31/12	03/31/13	12/31/12	03/31/13	12/31/12
Pass	$18,344	$19,091	$5,745	$6,225	$11,770	$11,961
6	0	32	0	0	4	5
7	290	275	11	14	62	66
8	0	0	0	0	0	0
Total	$18,634	$19,398	$5,756	$6,239	$11,836	$12,032

NOTE 6	SUMMARY OF IMPAIRED LOANS

Loans evaluated for impairment include loans classified as troubled debt restructurings and non-performing multi-family, commercial and construction loans. The following tables set forth certain information regarding the Corporation’s impaired loans, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary at March 31, 2013 and December 31, 2012.

(Dollar amounts in thousands)		Unpaid
	Recorded	Principal	Related
March 31, 2013	Investment	Balance	Allowance
With no related allowance recorded:
Commercial operating	$231	$231	$0
Commercial real estate, 1-4 family	92	92	0
Commercial real estate, other	2,450	2,450	0
Subtotal	2,773	2,773	0

With an allowance recorded:
Commercial operating	870	870	107
Commercial real estate, 1-4 family	1,711	1,711	241
Commercial real estate, other	5,444	5,444	206
Subtotal	8,025	8,025	554
Total	$10,798	$10,798	$554

(Dollar amounts in thousands)		Unpaid
	Recorded	Principal	Related
December 31, 2012	Investment	Balance	Allowance
With no related allowance recorded:
Commercial operating	$234	$234	$0
Commercial real estate, 1-4 family	92	92	0
Commercial real estate, other	5,820	5,820	0
Subtotal	6,146	6,146	0

With an allowance recorded:
Commercial operating	925	925	107
Commercial real estate, 1-4 family	1,732	1,732	248
Commercial real estate, other	3,253	3,253	202
Subtotal	5,910	5,910	557
Total	$12,056	$12,056	$557

12.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impaired loans with no related allowance recorded at March 31, 2013, decreased 54.88% or $3,373,000 from year-end 2012, while impaired loans with a specified reserve increased 35.79% or $2,115,000. Total impaired loans decreased 10.43% to $10,798,000 at March 31, 2013 from $12,056,000 at December 31, 2012. The decrease in impaired loans is largely due to an upgrade of one large hotel loan due to the borrower’s improved cash flow. The specified reserve related to impaired loans totaled $554,000 at March 31, 2013 compared to $557,000 at December 31, 2012.

The following table presents the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans after impairment by portfolio segment and class for the periods indicated.

	For the Three Months		For the Three Months
	Ended March 31, 2013		Ended March 31, 2012
	Average	Total Interest	Average	Total Interest
	Recorded	Income	Recorded	Income
(Dollar amounts in thousands)	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial operating	$233	$2	$139	$2
Commercial real estate, 1-4 family	92	0	0	0
Commercial real estate, other	2,455	20	3,879	56

With an allowance recorded:
Commercial operating	874	0	172	0
Commercial real estate, 1-4 family	1,722	0	274	0
Commercial real estate, other	5,466	30	5,011	28
Total	$10,842	$52	$9,475	$86

NOTE 7	TROUBLED DEBT RESTRUCTURINGS

The following table summarizes information relative to loan modifications determined to be troubled debt restructurings during the three months ended March 31, 2013 and 2012.

There have been no financing receivables modified as troubled debt restructurings during the three months ended March 31, 2013.

		Pre-Modification	Post-Modification
(Dollars amounts in thousands)		Outstanding	Outstanding
	Number	Recorded	Recorded
Three months ended March 31, 2012	Of TDRs	Investment	Investment
Commercial operating	1	$31	$15
Commercial real estate, 1-4 family	0	0	0
Commercial real estate, other	1	2,148	2,128
Total	2	$2,179	$2,143

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

13.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

No loans were modified during the first quarter of 2013. During the first quarter of 2012, the Corporation restructured two loans with a recorded investment of $2,143,000. Loan modifications consisted of interest rate reductions and no modifications resulted in the reduction of the recorded investment in the associated loan balances. These loans have performed as agreed and continue to pay down pursuant to the terms of their modifications.

There have been no financing receivables modified as troubled debt restructurings within the previous twelve months that have subsequently defaulted during the three months ended March 31, 2013.

NOTE 8	AGE ANALYSIS OF PAST DUE FINANCING RECEIVABLES

The following table presents the aging of the recorded investment in loans by past due category and class of loans at March 31, 2013 and December 31, 2012.

							Recorded
	30-59	60-89	> 90			Total	Investment
	Days	Days	Days	Total		Financing	> 90 Days
March 31, 2013	Past Due	Past Due	Past Due	Past Due	Current	Receivables	and Accruing
Commercial
Operating	$187	$0	$97	$284	$25,845	$26,129	$0
Agricultural	0	0	0	0	28,842	28,842	0
Real estate, 1-4 family	0	0	92	92	38,384	38,476	0
Real estate, other	83	0	1,670	1,753	92,026	93,779	0
Residential real estate
Construction	0	0	0	0	3,071	3,071	0
Other	0	0	16	16	13,202	13,218	0
Consumer
Equity	21	0	71	92	18,542	18,634	0
Auto	12	0	0	12	5,744	5,756	0
Other	23	0	0	23	11,813	11,836	0
Total	$326	$0	$1,946	$2,272	$237,469	$239,741	$0

							Recorded
	30-59	60-89	> 90			Total	Investment
	Days	Days	Days	Total		Financing	> 90 Days
December 31, 2012	Past Due	Past Due	Past Due	Past Due	Current	Receivables	and Accruing
Commercial
Operating	$154	$0	$0	$154	$28,870	$29,024	$0
Agricultural	0	0	0	0	32,416	32,416	0
Real estate, 1-4 family	13	0	1,592	1,605	37,455	39,060	0
Real estate, other	1,374	2,261	340	3,975	89,071	93,046	0
Residential real estate
Construction	0	0	0	0	3,122	3,122	0
Other	57	28	35	120	12,887	13,007	0
Consumer
Equity	61	0	0	61	19,337	19,398	0
Auto	12	9	0	21	6,218	6,239	0
Other	49	0	0	49	11,983	12,032	0
Total	$1,720	$2,298	$1,967	$5,985	$241,359	$247,344	$0

14.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9	FINANCING RECEIVABLES ON NONACCRUAL STATUS

The following table summarizes loans (in thousands) on nonaccrual status at the dates indicated.

	March 31, 2013	December 31, 2012
Commercial
Operating	$1,025	$1,087
Real estate, 1-4 family	1,803	1,825
Real estate, other	4,000	4,040
Residential real estate
Other	51	73
Consumer
Equity	71	63
Auto	0	9
Other	17	14
Total	$6,967	$7,111

NOTE 10	FAIR VALUES AND MEASUREMENTS OF FINANCIAL INSTRUMENTS

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

U.S. Government and federal agencies and mortgage-backed securities

Valuations are based on active market data and use of evaluated broker pricing models that vary based on asset class and includes available trade, bid, and other market information. Generally, the methodology includes broker quotes, proprietary models, descriptive terms and conditions databases coupled with extensive quality control programs. Multiple quality control evaluation processes review available market, credit and deal level information to support the evaluation of the security. If there is a lack of objectively verifiable information available to support the valuation, the evaluation of the security is discontinued. Additionally, proprietary models and pricing systems, mathematical tools, actual transacted prices, integration of market developments and experienced evaluators are used to determine the value of a security based on a hierarchy of market information regarding a security or securities with similar characteristics. Management reviews the data and assumptions used in pricing the securities by its third party provider to ensure the highest level of significant inputs are derived from market observable data.

State and political subdivisions

Proprietary valuation matrices are used for valuing all tax-exempt municipals that can incorporate changes in the municipal market as they occur. Market evaluation models include the ability to value bank qualified municipals and general market municipals that can be broken down further according to insurer, credit support, state of issuance and rating to incorporate additional spreads and municipal curves. Taxable municipals are valued using a third part model that incorporates a methodology that captures the trading nuances associated with these bonds.

15.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information about the Corporation’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, and the valuation techniques used by the Corporation to determine those fair values.

Assets and liabilities measured at fair value on a recurring basis for the periods indicated:

	Quoted Prices in	Significant	Significant
(Dollar amounts in thousands)	Active Markets	Observable	Unobservable
	For Identical	Inputs	Inputs
March 31, 2013	Assets (Level 1)	(Level 2)	(Level 3)	Balance
Assets
State and political subdivisions	0	9,941	0	9,941
Mortgage-backed securities	0	4,154	0	4,154
Total Assets	$0	$14,095	$0	$14,095
Liabilities	$0	$0	$0	$0

December 31, 2012
Assets
State and political subdivisions	0	10,272	0	10,272
Mortgage-backed securities	0	4,501	0	4,501
Total Assets	$0	$14,773	$0	$14,773
Liabilities	$0	$0	$0	$0

Securities characterized as having Level 2 inputs generally consist of obligations of U.S. Government and federal agencies, government-sponsored organizations and obligations of state and political subdivisions. There were no transfers in or out of Levels 1 and 2 for the period ending March 31, 2013.

The Corporation also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis. These assets consist primarily of impaired loans and other real estate owned (“OREO”). The Corporation has estimated the fair values of these assets using Level 3 inputs. Management considers third party appraisals as well as independent fair market value assessments from realtors or persons involved in selling other real estate owned when determining the fair value of particular properties.

The following table presents financial assets and liabilities measured on a nonrecurring basis.

	Fair Value Measurements at Reporting Date Using
	Balance at
(In thousands)	March 31,	Level 1	Level 2	Level 3
2013
Impaired loans	$10,798	$0	$0	$10,798
Real estate acquired through foreclosure	0	0	0	0

	Balance at
(In thousands)	December 31,	Level 1	Level 2	Level 3
2012
Impaired loans	$12,056	$0	$0	$12,056
Real estate acquired through foreclosure	128	0	0	128

16.

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

The tables below presents the estimated fair values of the Corporation’s financial instruments for the periods indicated.

			Quoted Prices	Significant
			In Active	Other	Significant
(Dollar amounts in thousands)			Markets for	Observable	Unobservable
	Carrying	Estimated	Identical Assets	Inputs	Inputs
March 31, 2013	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash equivalents and federal funds sold	$33,581	$33,581	$33,581	$0	$0
Securities available for sale	14,095	14,095	0	14,095	0
Other investment securities	2,259	2,259	0	0	2,259
Loans, net of allowance for loan loss	235,726	227,071	0	0	227,071
Accrued interest receivable	1,258	1,258	0	0	1,258

Financial Liabilities:
Noninterest-bearing deposits	$(46,777)	$(46,777)	$(46,777)	$0	$0
Interest-bearing deposits	(142,442)	(142,442)	0	(142,442)	0
Time deposits	(81,508)	(80,568)	0	(80,568)	0
FHLB advances	(1,894)	(1,781)	0	(1,781)	0
Accrued interest payable	(93)	(93)	0	0	(93)

17.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Quoted Prices	Significant
			In Active	Other	Significant
(Dollar amounts in thousands)			Markets for	Observable	Unobservable
	Carrying	Estimated	Identical Assets	Inputs	Inputs
December 31, 2012	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash equivalents and federal funds sold	$22,904	$22,904	$22,904	$0	$0
Securities available for sale	14,773	14,733	0	14,733	0
Other investment securities	2,259	2,259	0	0	2,259
Loans, net of allowance for loan loss	243,303	240,910	0	0	240,910
Accrued interest receivable	1,181	1,181	0	0	1,181

Financial Liabilities:
Noninterest-bearing deposits	$(45,616)	$(45,616)	$(45,616)	$0	$0
Interest-bearing deposits	(139,632)	(139,632)	0	(139,632)	0
Time deposits	(83,191)	(82,216)	0	(82,216)	0
FHLB advances	(1,922)	(1,854)	0	(1,854)	0
Accrued interest payable	(93)	(93)	0	0	(93)

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

18.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11	STOCK-BASED COMPENSATION

The Corporation has two share-based compensation plans in existence; the 1997 Stock Option Plan (expired but having outstanding options that may still be executed) and the 2009 Incentive Stock Option Plan, which is described below.

The Corporation’s 2009 Incentive Stock Option Plan is a shareholder approved plan that permits the granting of stock options, restricted stock and certain other stock-based awards to selected key employees on a periodic basis at the discretion of the board. The plan authorizes the issuance of up to 150,000 shares of common stock of which 86,300 shares are available for issuance at March 31, 2013. Option awards are granted with an exercise price equal to the market price of the Corporation’s common stock at the date of grant and have an expiration period of ten years.

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

The Corporation did not grant any stock options during the first quarter of 2013. The fair value of options granted in 2012 was determined using the following weighted-average assumptions as of the date of grant,

2012
Dividend yield	3.20%
Risk-free interest rate	1.15%
Expected volatility	23.62%
Weighted average expected life	8 yrs
Weighted average per share fair value of options	$3.01

Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock options. At March 31, 2013, the aggregate intrinsic value of stock options outstanding and exercisable was $238,000 and $185,000, respectively, compared to an aggregate intrinsic value of $186,000 and $155,000 at December 31, 2012.

The following table summarizes stock option activity for the three months ended March 31, 2013.

		Weighted
	Number	Average	Number
	of	Exercise	of Options
Stock Options	Options	Price	Exercisable
Outstanding options at January 1, 2013	54,630	$15.83	29,199
Granted	0	0
Exercised	0	0
Forfeited	0	0
Expired	(1,130)	22.75
Outstanding options at March 31, 2013	53,500	$15.68	28,069

19.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of options granted is amortized as compensation expense, recognized on a straight-line basis over the vesting period of the respective stock option grant. Compensation expense related to employees is included in personnel expense while compensation expense related to directors is included in other operating expense. The Corporation recognized compensation expense of $8,000 during the first quarter of 2013, related to the awards of nonrestricted stock options compared to $7,000 for the first quarter of 2012. At March 31, 2013, the Corporation had $51,000 of unrecognized compensation expense related to nonrestricted stock options. This remaining cost is expected to be recognized over a weighted average vesting period of approximately 23.8 months.

The following is a summary of outstanding and exercisable stock options at March 31, 2013.

	Number	Weighted Average		Number
	Of Shares	Remaining		Of Shares
Exercise Price	Outstanding	Contractual Life		Exercisable
$26.75	1,000	2.76	years	1,000
$12.30	16,400	6.37	years	16,400
$13.25	11,100	7.38	years	7,402
$17.40	9,800	8.37	years	3,267
$19.28	15,200	9.28	years	0
Total	53,500	7.70	years	28,069

The following table summarizes information about the Corporation’s nonvested stock option activity for the three months ended March 31, 2013.

	Number	Weighted
	Of	Average
Nonvested Options	Options	Price
Nonvested options at January 1, 2013	25,431	$17.92
Granted	0	0.00
Vested	0	0.00
Forfeited	0	0.00
Nonvested options at March 31, 2013	25,431	$17.92

The fair value of restricted stock is equal to the fair market value of the Corporation’s common stock on the date of grant. Restricted stock awards are recorded as unearned compensation, a component of shareholders’ equity, and amortized to compensation expense over the vesting period. The Corporation recognized compensation expense of $11,000 during the first quarter of 2013, related to restricted stock grants compared to $10,000 for the first quarter of 2012. At March 31, 2013, the Corporation had approximately $66,000 of unrecognized compensation expense related to restricted stock awards. This remaining cost is expected to be recognized over a weighted average vesting period of approximately 21.5 months.

The following table summarizes restricted stock activity for the three months ended March 31, 2013.

		Weighted
	Non-vested	Average
	Number of	Grant Date
Restricted Stock	Shares	Fair Value
Nonvested balance at January 1, 2013	7,800	$16.95
Granted	0	0.00
Vested	0	0.00
Forfeited/expired	0	0.00
Nonvested balance at March 31, 2013	7,800	$16.95

20.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following review presents management’s discussion and analysis of the consolidated financial condition of Commercial Bancshares, Inc. and its wholly owned subsidiaries, Commercial Savings Bank and Commercial Financial and Insurance Agency, LTD at March 31, 2013, compared to December 31, 2012, and the consolidated results of operations for the quarter ended March 31, 2013, compared to the same period in 2012. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements and related footnotes.

Net income for the three months ended March 31, 2013 was $685,000 or $0.58 per diluted share compared to $763,000 or $0.65 per diluted share for the three months ended March 31, 2012. The decrease in net income was largely driven by interest rates remaining at historically low levels, resulting in a greater decline in the rates of return on earning assets than the decrease in funding costs. These results reflect the following events:

•	Total loans at March 31, 2013 decreased 3.07% or $7,603,000 to $239,741,000 from $247,344,000 at December 31, 2012, predominantly in the commercial and agricultural loan portfolio, down 3.27% or $6,320,000 from year-end 2012.

•	Total deposits at March 31, 2013 increased 0.85% or $2,288,000 to $270,727,000 from $268,439,000 at December 31, 2012. Noninterest-bearing and interest-bearing demand deposit accounts increased 2.55% or $1,161,000 and 1.32% or $1,546,000, respectively, while savings deposits increased 5.72% or $1,264,000. Time deposits declined 2.02% or $1,683,000, primarily reflecting management’s decision to restrain deposit growth.

•	Net interest margin, on a fully taxable equivalent basis, was 4.46% for the three months ended March 31, 2013, down 40 basis points from 4.86% for the three months ended March 31, 2012.

•	The Corporation’s return on average equity and return on average assets for the three months ended March 31, 2013 was 9.31% and 0.92%, respectively, compared to 11.14% and 1.03% for the same period in 2012.

•	The Corporation’s efficiency ratio, on a fully taxable equivalent basis was 71.14% for the quarter ended March 31, 2013, compared to 66.62% for the same period in 2012. The efficiency ratio measures the amount of expense incurred to generate a dollar of revenue and is calculated by dividing noninterest expense by the sum of taxable equivalent net interest income before provision and other noninterest income, excluding net gains (losses) from sales of investment securities and fixed assets.

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

Management believes there have been no changes with respect to its determinations regarding the Corporation’s critical accounting policies as disclosed in the Corporation’s annual report on Form 10-K for the fiscal year ended December 31, 2012.

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

FINANCIAL CONDITION

Total assets increased $2,603,000 or 0.86% to $304,167,000 at March 31, 2013, from $301,564,000 at December 31, 2012, largely due an increase in customer deposits. Total deposits increased $2,288,000 or 0.85% to $270,727,000 from $268,439,000 at year-end 2012, primarily in interest and noninterest-bearing demand deposits. Shareholders’ equity increased $467,000 or 1.59% to $29,855,000 at March 31, 2013, from $29,388,000 at December 31, 2012, primarily reflecting current earnings, offset by a decrease in accumulated other comprehensive income related to a decrease in net unrealized gains in the Corporation’s securities available-for-sale portfolio.

Cash and cash equivalents include working cash funds, due from banks, interest-bearing deposits in other financial institutions, items in process of collection and federal funds sold. The Bank is required to maintain average reserve balances with the Federal Reserve Bank based upon a percentage of deposits. The average balance held in reserve for the three months ended March 31, 2013 was $4,482,000. At March 31, 2013, cash and cash equivalents totaled $33,581,000, an increase of $10,677,000 or 46.62%, from $22,904,000 at year-end 2012, predominantly in federal funds sold, up $13,801,000. The increase in cash and cash equivalents is primarily due to the payments and maturities of outstanding loan balances as well as an increase in deposit balances.

Investment securities, consisting of available-for-sale and other equity securities declined $678,000 or 3.98% to $16,354,000 at March 31, 2013, from $17,032,000 at December 31, 2012. Available-for-sale securities are carried at fair value, with unrealized gains or losses, based on the difference between amortized cost and fair value, reported net of deferred tax, as accumulated other comprehensive income (loss), a separate component of shareholders’ equity. Declines in the fair value of individual available-for-sale securities below their cost that are other-than-temporary result in write-downs of the individual securities to their fair values. At March 31, 2013, the investment portfolio consisted primarily of state and municipal securities and mortgage-backed securities. The decline in investment securities was predominantly due to the call of a municipal security totaling $235,000 as well as $319,000 in principal pay downs and prepayments of mortgage-backed securities.

Loans, net of unearned income and deferred costs, decreased $7,603,000 or 3.07% to $239,741,000 at March 31, 2013, from $247,344,000 at December 31, 2012, predominantly in commercial and agricultural loans, down $2,746,000 and $3,574,000, respectively. The composition of the loan portfolio categories remained relatively unchanged as a percentage of total loans, except for agricultural loans which recognized the highest change from 13.11% at December 31, 2012, to 12.03% at March 31, 2013.

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

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

To control and manage credit risk, management has a credit process in place to ensure credit standards are maintained along with strong oversight and review procedures. The primary purpose of loan underwriting is the evaluation of specific lending risks and involves the analysis of the borrower’s ability to service the debt as well as the assessment of the value of the underlying collateral. Oversight and review procedures include the monitoring of portfolio credit quality, early identification of potential problem credits and the aggressive management of problem credits. Executive management has implemented the following measures to proactively manage credit risk in the loan portfolios:

•	Reviewed all underwriting guidelines for various loan portfolios and have strengthened underwriting guidelines where needed.

•	Evaluated outside loan review parameters, engaging the services of a well-established firm to continue with such loan review, addressing not only specific loans but underwriting analysis, documentation, credit evaluation and risk identification.

•	Increased the frequency of internal reviews of past due and delinquent loans to assess probable credit risks early in the delinquency process to minimize losses.

•	Aggressively seeks ownership and control, when appropriate, of real estate properties, which would otherwise go through time consuming and costly foreclosure proceedings to effectively control the disposition of such collateral.

•	Aggressively obtaining updated financial information on commercial credits and performing analytical reviews to determine debt source capacities in business performance trends.

•	Engaged a well-established auditing firm to analyze the Corporation’s loan loss reserve methodology and documentation.

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

The allowance for loan losses totaled $4,015,000 at March 31, 2013, compared to $4,041,000 at December 31, 2012. The ratio of annualized net charge-offs to average outstanding loans was 0.08% at March 31, 2013, an improvement from 0.23% for December 31, 2012. The ratio of the allowance for loan losses to gross loans was 1.67% at March 31, 2013, compared to 1.63% at year-end 2012. The Corporation provided $22,000 to the allowance for loan losses for the three months ended March 31, 2013 to maintain the balance at an adequate level following net charge-offs of $48,000, compared to a loan loss provision of $150,000 for the three months ended March 31, 2012, following net charge-offs of $21,000. The reduction in the loan loss provision for 2013 compared to 2012 is primarily due to a decrease in required reserves for classified loans, reflecting a number of upgrades on non-impaired loans. During the three months ended March 31, 2013, total classified loans decreased 23.03% or $3,615,000 to $12,082,000, from $15,697,000 at December 31, 2012. Management regularly reviews the updated financial position of all such loans in its portfolio and any deterioration in such position can result in a credit being downgraded.

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

Loans are placed on nonaccrual status when management believes the collection of principal and interest is doubtful, or when loans are past due as to principal and interest 90 days or more, except in certain circumstances when interest accruals are continued on loans deemed by management to be fully collateralized and in the process of being collected. At March 31, 2013 and December 31, 2012, there were no 90 day delinquent loans that were on accrual status. In such cases, the loans are individually evaluated in order to determine whether to continue income recognition after 90 days beyond the due dates. When loans are charged off, any accrued interest recorded in the current fiscal year is charged against interest income. The remaining balance is treated as a loan charged-off.

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

The allowance for loan losses, specifically related to impaired loans at March 31, 2013 and December 31, 2012 was $554,000 and $557,000, respectively, related to loans with principal balances of $10,798,000 and $12,056,000. The Corporation’s financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on the loan portfolio, unless a loan is placed on nonaccrual status. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected. For the three months ended March 31, 2013, the Corporation received interest payments related to impaired loans of $52,000.

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

25.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In certain circumstances, the Corporation may modify the terms of a loan to maximize the collection of amounts due when a borrower is experiencing financial difficulties or is expected to experience difficulties in the near term. In most cases the modification is either a concessionary reduction in interest rate, extension of the maturity date or reduction in the principal balance that would otherwise not be considered. Concessionary modifications are classified as troubled debt restructurings (“TDR”) unless the modification results in only an insignificant delay in the payments to be received or granted for competitive or market purposes. Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered to be collateral dependent, the loan is reported, net, at the fair value of the collateral. All such restructured loans are considered impaired loans and may either be in accruing or nonaccruing status. If the borrower has demonstrated performance under the previous terms and the Corporation’s underwriting process shows the borrower has the capacity to continue to perform under the modified terms, the loan will continue to accrue interest. The Corporation continues to work with customers to modify loans for borrowers who are experiencing financial difficulties.

Troubled debt restructured loans totaled $7,830,000 at March 31, 2013, representing seven credit relationships in which economic concessions were granted to borrowers to better align the terms of their loans with their current ability to pay. TDRs remained relatively unchanged from year-end 2012, the slight decrease of $76,000, represents payments received on account. The specified reserve required for these TDRs, whether collateral dependent or not, was $475,000 on March 31, 2013, representing 11.83% of the total loan loss reserve. As the $475,000 represents 86% of the total specified reserve, management determines this effect on reserve to be predictable and manageable.

Non-performing loans, comprised of loans on nonaccrual status along with loans that are contractually past due 90 days or more but have not been classified as nonaccrual, totaled $6,967,000 at March 31, 2013, down slightly from $7,111,000 at December 31, 2012. Management evaluated non-performing loans for impairment at March 31, 2013 and based on that impairment analysis, a specified reserve of $554,000 was recorded. Non-performing loans to total loans was 2.91% at March 31, 2013, compared to 2.87% at December 31, 2012. Non-performing loans represented 2.29% of total assets at March 31, 2013, compared to 2.36% at December 31, 2012.

Other assets totaled $10,116,000 at March 31, 2013, an increase of $147,000 from $9,969,000 at December 31, 2012, primarily reflecting the increase in prepaid expenses as well as an increase in the cash surrender value of Company-owned life insurance.

OREO is comprised of properties acquired by the Corporation in partial or total satisfaction of problem loans. OREO and other repossessed assets are initially recorded at fair value on the date of acquisition less estimated costs of disposal (net realizable value). Losses existing at the time of acquisition of such properties are charged against the allowance for loan losses. Subsequent write-downs that may be required are expensed as incurred. Gains and losses realized from the sale of OREO and other repossessed assets, as well as valuation adjustments, are included in noninterest expense as well as expenses of operation. The Corporation held one property with a carrying value of $128,000 in OREO at year-end 2012. This property was sold at a gain of $13,000 during the first quarter of 2013.

Deposits totaled $270,727,000 at March 31, 2013, representing an increase of 0.85% or $2,288,000, from $268,439,000 at December 31, 2012. The growth in deposits was largely driven by increases in interest and noninterest-bearing demand account balances, up $1,546,000 and $1,161,000, respectively, as well as an increase of $1,264,000 in savings account balances. The increase in demand deposits appear to reflect customer preference for the liquidity these types of deposits provide over the rates currently offered on certificates of deposits as these balances decreased $1,683,000 from year-end 2012.

Shareholders’ equity increased $467,000 or 1.59% to $29,855,000 at March 31, 2013, from $29,388,000 at December 31, 2012. The increase in shareholders’ equity represents current earnings of $685,000, plus adjustments related to employee compensation costs, stock option accounting, deferred compensation plan activity and treasury stock activity of $25,000, less dividends of $164,000. Included in shareholders’ equity is accumulated other comprehensive income which includes the net after-tax impact of unrealized gains on investment securities classified as available-for-sale, which decreased $79,000 during the three months ended March 31, 2013. Such unrealized gains or losses are generally due to changes in interest rates and represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities classified as available-for-sale.

26.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the three months of 2013, the Corporation returned 23.94% of earnings through dividends of $164,000 at $0.140 per share, compared to a return on earnings of 19.13% through dividends of $146,000 at $0.125 per share for the same period in 2012. Average total shareholders’ equity to average total assets was 9.85% for the three months ended March 31, 2013, compared to 9.24% for the three months ended March 31, 2012.

RESULTS OF OPERATIONS

Net income, after taxes for the three months ended March 31, 2013 was $685,000, or $0.58 per diluted share, a decrease of $78,000 or 10.22%, compared to $763,000 or $0.65 per diluted share for the same period in 2012. The decrease in net income between periods is largely due to a decrease in net interest income of $226,000, offset with a decrease in the provision for loan losses of $128,000, and a decrease in income tax expense of $19,000.

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

The Corporation’s net interest margin, which is net interest income on a tax-equivalent basis divided by average earning assets, annualized, was 4.46% for the three months ended March 31, 2013, a decrease of 40 basis points from 4.86% for the same period in 2012. Net interest spread, which is the average yield on interest-earning assets minus the average rate paid on interest-bearing liabilities, decreased 42 basis points to 4.34% at March 31, 2013, from 4.76% at March 31, 2012. During the preceding five quarters, net interest margin ranged from 4.89% to 4.46%. Even if new assets do not continue to price downward, the average yield on assets may continue to decline as older, higher-yielding assets continue to mature and pay off at a faster rate than newer, lower-yielding assets. The Corporation may continue to experience some margin compression in upcoming periods as decreases in the average yield earned on assets may continue to exceed the decline in the average rates paid on interest-bearing liabilities, as this historically prolonged low interest rate environment has inhibited the Corporation’s ability to further reduce the rates paid on deposits.

Net interest income, on a tax-equivalent basis, totaled $3,070,000 for the three months ended March 31, 2013, a decrease of $246,000 or 7.42% from $3,316,000 reported for the same period in 2012. Average earning assets for the three months ended March 31, 2013 totaled $279,083,000, an increase of $4,883,000 or 1.78%, from $274,200,000 for the same period in 2012. The average tax-equivalent yield on interest-earning assets was 4.95% for the first quarter of 2013, a decrease of 48 basis points from 5.43% for the first quarter in 2012. The average cost of funds for the three months ended March 31, 2013 was 0.61%, a decrease of 6 basis points from 0.67% for the same period in 2012. The continued downward repricing of the Corporation’s variable rate loans as well as carrying a significantly higher balance in low yielding federal funds sold combined with the repricing of interest-bearing assets in a lower interest rate environment decreased interest income to a greater degree than it decreased interest expense. Average noninterest–bearing deposits increased $5,354,000 to $45,900,000 at March 31, 2013, from $40,546,000 a year ago. This growth in average noninterest-bearing deposits, which provides no-cost funding, helped to somewhat mitigate the decline in net interest income.

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

TABLE 1 YIELD ANALYSIS

For the three-month period ended March 31, 2013 and 2012.

(Dollar amounts in thousands)

	Three Months Ended March 31,
	2013			2012
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Federal funds sold	$24,139	$14	0.24%	$19,838	$10	0.20%
Investment securities:
Taxable securities (1)	6,612	62	3.80	11,711	90	3.09
Tax-exempt securities (1)	10,074	148	5.96	14,040	205	5.87
Loans (2) (3)	238,258	3,185	5.42	228,611	3,394	5.97
Earning assets	279,083	3,409	4.95%	274,200	3,699	5.43%
Other assets	23,906			23,982
Total assets	$302,989			$298,182

Interest-bearing demand deposits	$118,786	28	0.10%	$111,224	28	0.10%
Savings deposits	22,624	3	0.05	19,629	2	0.04
Time deposits	82,222	298	1.47	97,552	353	1.46
Borrowed funds	1,911	10	2.12	0	0	0.00
Interest-bearing liabilities	$225,543	339	0.61%	$228,405	383	0.67%
Noninterest-bearing demand deposits	45,900			40,546
Other liabilities	1,716			1,684
Shareholders’ equity	29,830			27,547
Total liabilities and shareholders’ equity	$302,989			$298,182

Net interest income		$3,070			$3,316

Interest rate spread			4.34%			4.76%
Net interest margin (4)			4.46%			4.86%

(1)	Average yields on all securities have been computed based on amortized cost. Income on tax-exempt securities has been computed on a taxable-equivalent basis using a 34% federal tax rate and a 20% disallowance of interest expense deductibility under TEFRA rules. The amount of such adjustment was $52,000 and $72,000 for the quarter ended March 31, 2013 and 2012, respectively.
(2)	Average balance is net of deferred loan fees of $436,000 and $283,000 for the three months ended March 31, 2013 and 2012, respectively.
(3)	Interest income includes loan fees of $111,000 and $123,000 for the three-month period ended March 31, 2013 and 2012, respectively, as well as $55,000 and $54,000 of deferred dealer reserve expense for the same years.
(4)	Net interest margin is the ratio of annualized tax-equivalent net interest income to average earning assets.
(5)	Average loan balances include nonaccruing loans.

28.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest income, on a fully tax-equivalent basis, totaled $3,409,000 for the three months ended March 31, 2013, a decrease of $290,000 or 7.84%, from $3,699,000 for the first quarter in 2012. Average net loans, comprising 85.37% and 83.37% of average interest-earning assets at March 31, 2013 and 2012, respectively, increased $9,647,000 or 4.22%, while the average tax-equivalent yield earned decreased 55 basis points. The decline in interest income on loans was largely due to the downward repricing of variable rate loans and new loans originated at lower market rates as well as maturities and repayments of loans with higher rates. Average federal funds sold, comprising 8.65% and 7.23% of average interest-earning assets at March 31, 2013 and 2012, respectively, increased $4,301,000 or 21.68%, while the average yield earned increased 4 basis points. Average investment securities, comprising 5.98% and 9.39% of average interest-earning assets at March 31, 2013 and 2012, respectively, decreased $9,065,000 or 35.20%, while the average tax-equivalent yield earned increased 49 basis points.

Interest expense for the first quarter of 2013 totaled $339,000, a decrease of $44,000 or 11.49%, from $383,000 for the first quarter in 2012. Average interest-bearing demand deposits, comprising 52.67% and 48.70% of average interest-bearing liabilities at March 31, 2013 and 2012, respectively, increased $7,562,000 or 6.80%, while the average rate paid remained the same. Average time deposits, comprising 36.46% and 42.71% of average interest-bearing liabilities at March 31, 2013 and 2012, respectively, decreased $15,330,000 or 15.72%, while the average rate paid remained relatively unchanged. The decrease in interest expense between quarters is primarily the result of a favorable shift in the deposit mix as well as the repricing of time deposits to lower rates.

Through the provision for loan losses, an allowance is maintained that reflects management’s best estimate of probable incurred loan losses related to specifically identified loans as well as the inherent risk of loss related to the remaining portfolio. Provisions for loan losses are charged against income to bring the allowance for loan losses to a level deemed adequate by management. In evaluating the allowance for loan losses, management considers factors that include loan growth, composition, diversification, or conversely, concentrations by industry, geography or collateral within the portfolio, historical loan loss experience, current delinquency levels, estimated value of the underlying collateral, prevailing economic conditions and other relevant factors. The provision charged against income during the first quarter of 2013 was $22,000, compared to $150,000 during the same period a year ago. Impacting the provision for loan losses in any accounting period are several matters including the amount of loan growth during the period, broken down by loan type, the level of charge-offs during the period, the changes in the amount of impaired loans, changes in risk ratings assigned to loans, specific loan impairments, credit quality, and ultimately, the results of management’s quarterly assessment of the inherent risks of the loan portfolio. The reduction in the loan loss provision for 2013 compared to 2012 is primarily due to a decrease in required reserves for classified loans, reflecting a number of upgrades on non-impaired loans. During the three months ended March 31, 2013, total classified loans decreased 23.03% or $3,615,000 from year-end 2012.

Management considers the allowance for loan losses at March 31, 2013 adequate to cover loan losses based on its assessment of various factors affecting the loan portfolio, including the level of problem loans, overall delinquencies, business conditions, estimated collateral values and loss experience. A further decline in local and national economic conditions, or other factors, could result in a material increase in the allowance for loan losses which could adversely affect the Corporation’s financial condition and results of operations. Further information relating to factors affecting the allowance for loan losses is discussed under Financial Condition.

Noninterest income consists primarily of fees and commissions earned on services that are provided to the Corporation’s banking customers and, to a lesser extent, gains on sales of OREO and other repossessed assets and other miscellaneous income. Noninterest income for the three months ended March 31, 2013 was $544,000, compared to noninterest income of $540,000 for the three months ended March 31, 2012. Following are some of the more significant factors affecting noninterest income in 2013:

•	A decrease of $9,000 in overdraft charges, primarily due to a decline in the volume of insufficient funds (“NSF”) activity. Management believes part of this decrease is the impact of Regulation E rules relating to overdraft charges as well as customers more diligently monitoring their personal accounts and the increased usage of debit cards, which do not typically generate NSF fees. Debit card transactions for which customers do not have available funds are declined at the point of sale instead of posting to the account and generating NSF charges.

29.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•	An increase of $12,000 in third party origination fees, primarily reflecting a higher level of residential mortgage production.

•	An increase of $12,000 in net gains on the sale of OREO and repossessed assets, primarily reflecting the gain on the sale of a property held in OREO.

•	A decrease of $5,000 in the cash surrender value of Company-owned life insurance.

Noninterest expense consists primarily of personnel, occupancy, equipment and other expenses. Noninterest expense for the three months ended March 31, 2013 totaled $2,571,000 compared to noninterest expense of $2,568,000 for the three months ended March 31, 2012. Following are some of the more significant factors affecting noninterest expense in 2013:

•	A decrease of $16,000 in salaries and employee benefits, largely due to the decline in medical insurance costs, primarily reflecting a change in employee health care plans.

•	An increase of $19,000 in OREO and miscellaneous loan expense, primarily reflecting an increase in appraisal services related to problem loans.

•	An increase of $19,000 in software maintenance, largely driven by an increase in third party and web based software programs as well as core processing upgrades, all of which increase software maintenance contracts.

•	An increase of $26,000 and $14,000 in franchise tax and FDIC deposit insurance, respectively, primarily due to asset growth.

•	A decrease of $42,000 in other operating expense, primarily reflecting a decline in ATM expense.

For the three months ended March 31, 2013, the Corporation generated income before taxes of $969,000, resulting in a tax provision of $284,000, compared to income before taxes of $1,066,000 and a tax provision of $303,000 for the same period in 2012. The Corporation’s effective tax rate for the first quarter of 2013 was 29.31%, compared to 28.42% for the first quarter in 2012. The difference between the Corporation’s effective tax rate and the statutory rate is primarily attributable to the Corporation’s tax-exempt income. Tax-exempt income includes income earned on certain municipal investments that qualify for state and/or federal income tax exemption and the Corporation’s earnings on Company-owned life insurance policies, which are exempt from federal taxation.

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

The Corporation’s liquidity ratio at March 31, 2013 was 11.70% compared to 8.52% at year-end 2012. Another measure of liquidity is the relationship of net loans to deposits and borrowed funds with lower ratios indicating greater liquidity. At March 31, 2013, the ratio of net loans to deposits and borrowed funds was 86.47% compared to 89.99% at December 31, 2012. Management believes its sources of liquidity are adequate to meet the needs of the Corporation.

Net cash flows resulted in an increase of $10,677,000 in cash equivalents and federal funds sold for the three-month period ended March 31, 2013 compared to an increase in cash equivalents and federal funds sold of $22,969,000 for the three-month period ended March 31, 2012. During the first quarter of 2013, total cash from operating activities of $409,000, proceeds from maturities and repayments of securities of $554,000 and net cash repayments received on loans of $7,555,000 along with an increase in deposit balances of $2,288,000 was primarily used to fund capital expenditures of $110,000 and pay dividends of $164,000 with excess funds invested in federal funds sold and deposited in interest-bearing deposit accounts with other financial institutions.

In 2012, total cash from operating activities of $1,378,000, proceeds from maturities and repayments of securities of $2,807,000 and net cash repayments received on loans of $4,053,000 along with an increase in deposit balances of $14,880,000 was used to fund capital expenditures of $45,000 and pay dividends of $146,000 with excess funds invested in federal funds sold and deposited in interest-bearing deposit accounts with other financial institutions.

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

The Bank’s leverage and total risk-based capital ratios at March 31, 2012 were 9.5% and 13.1%, respectively, compared to leverage and total risk-based capital ratios of 9.4% and 12.5% at year-end 2012. The Bank exceeded minimum regulatory requirements to be considered well capitalized for both periods. Should it become necessary to raise capital to expand the activities of the Corporation, there are sufficient un-issued shares to effect a merger, or solicit new investors.

31.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 2 CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Corporation has certain obligations and commitments to make future payments under contract. The following table presents the Corporation’s contractual obligations and commitments (in thousands) at March 31, 2013:

Contractual Obligations

	Payments Due by Period
		Less Than			After
	Total	One Year	1-3 Years	3-5 Years	5 Years
Time deposits and certificates of deposit	$81,508	$46,587	$23,351	$6,001	$5,569
Borrowed funds	1,894	0	0	0	1,894
Total contractual obligations	$83,402	$46,587	$23,351	$6,001	$7,463

Other Commitments

	Amount of Commitment – Expiration by Period
		Less Than			After
	Total	One Year	1-3 Years	3-5 Years	5 Years
Commitments to extend commercial credit	$26,260	$15,843	$1,533	$450	$8,434
Commitments to extend consumer credit	12,341	1,582	2,325	4,536	3,898
Standby letters of credit	57	47	10	0	0
Total other commitments	$38,658	$17,472	$3,868	$4,986	$12,332

Other obligations and commitments which are not included above include the deferred compensation plan, index plan reserve and split dollar life insurance. The timing of payments for these plans is unknown. See Note 1 of the 2012 Annual Report for additional details.

Items listed under “Contractual Obligations” represent standard bank financing activity under normal terms and practices. Such funds normally rollover or are replaced by like items depending on then-current financing needs. Items shown under “Other Commitments” also represent standard bank activity, but for extending credit to bank customers. Commercial credits generally represent lines of credit or approved loans with drawable funds still available under the contract terms. On an on-going basis, approximately half of these amounts are expected to be drawn. Consumer credits generally represent amounts drawable under revolving home equity lines or credit card programs. Such amounts are usually deemed less likely to be drawn upon in total as consumers tend not to draw down all amounts on such lines. Utilization rates tend to be fairly constant over time. Standby letters of credit represent guarantees to finance specific projects whose primary source of financing comes from other sources. In the unlikely event of the other source’s failure to provide sufficient financing, the bank would be called upon to fill the need. The Corporation is also continually engaged in the process of approving new loans in a bidding competition with other banks. Management and Board committees approve the terms of these potential new loans with conditions and/or counter terms made to the applicant customers. Customers may accept the terms, make a counter proposal, or accept terms from a competitor. These loans are not yet under contract, but offers have been tendered and would be required to be funded if accepted. Such agreements represent approximately $10,589,000 at March 31, 2013 in varying maturity terms.

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

The two primary methods to monitor and manage interest rate risk are rate-sensitivity gap analysis and review of the effects of various interest rate shock scenarios. Based upon ALCO’s review, there has been no significant change in the interest rate risk of the Corporation since year-end 2013. (See Quantitative and Qualitative Disclosures about Market Risk in the Annual Report to Shareholders for the year ended December 31, 2012.)

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

There was no change in the Corporation’s internal control over financial reporting that occurred during the Corporation’s fiscal quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

33.

COMMERCIAL BANCSHARES, INC.

FORM 10-Q

Quarter ended March 31, 2013

PART II – OTHER INFORMATION

Item 1	Legal Proceedings
There are no matters required to be reported under this item.

Item 1A	Risk Factors
There have been no material changes from risk factors as previously disclosed in Part 1, Item 1.A. of Commercial Bancshares, Inc.’s 10-K filed on March 26, 2013.

Item 2	Unregistered Sales of Securities and Use of Proceeds
For the three months ended March 31, 2013, the Corporation purchased 486 shares totaling $9,510 and delivered 621 shares totaling $10,919 under the Commercial Savings Bank Deferred Compensation Plan, a nonqualified deferred compensation plan, to various members of the Board. Shares are purchased on the open market and are credited to the respective accounts of the deferred compensation plan participants. These transactions were not registered, but were made in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933.

The following table reflects shares repurchased by the Corporation during the first quarter, ended March 31, 2013, including any shares purchased as part of a repurchase program approved by the Corporation’s Board of Directors in June 2009. The stock repurchase program, which was not publicly announced, allows the Corporation to annually purchase up to 2% of the number of common shares outstanding as of the authorization date. The maximum number of shares which the Corporation may repurchase on a weekly basis under the program is capped at 290 shares. The repurchase program has no formal expiration date, but the Board of Directors is required to review the authorization no less than annually,

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
01/01/13 - 01/31/13	342	19.52	-0-	23,548

02/01/13 - 02/28/13	144	19.68	-0-	23,548

03/01/13 - 03/31/13	0	0	-0-	23,548

Total	486	19.57	-0-	23,548

Item 3	Defaults upon Senior Securities
There are no matters required to be reported under this item.

Item 4	Mine Safety Disclosures

Not applicable

Item 5	Other Information

There are no matters required to be reported under this item.

34.

COMMERCIAL BANCSHARES, INC.

FORM 10-Q

Quarter ended March 31, 2013

PART II – OTHER INFORMATION

Item 6	Exhibits:

Exhibit
Number	Description of Document

3.1.a.	Amended Articles of Incorporation of the Corporation (incorporated by reference to Registrant’s Form 8-K dated April 27, 1995)

3.1.b.	Amendment to the Corporation’s Amended Articles of Incorporation to increase the number of shares authorized for the issuance to 4,000,000 common shares, no par value (incorporated by reference to Appendix I to Registrant’s Definitive Proxy Statementfiled March 13, 1997)

3.2	Code of Regulations of the Corporation (incorporated by reference to Registrant’s Form 8-K dated April 27, 1995)

4	Form of Certificate of Common Shares of the Corporation (incorporated by reference to Registrant’s Form 8-K dated April 27, 1995)

11	Statement re computation of per share earnings (reference is hereby made to Note 2 of the Consolidated Financial Statements on page 8 hereof)

31.1	Certification by CEO Pursuant to Sarbanes Oxley Section 302

31.2	Certification by CFO Pursuant to Sarbanes Oxley Section 302

32.1	Certification by CEO Pursuant to Sarbanes Oxley Section 906

32.2	Certification by CFO Pursuant to Sarbanes Oxley Section 906

101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, and are otherwise not subject to liability under these sections

35.

COMMERCIAL BANCSHARES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL BANCSHARES, INC.
(Registrant)

Date:	May 9, 2013	/s/ Robert E. Beach
(Signature)
Robert E. Beach
President and Chief Executive Officer

Date:	May 9, 2013	/s/ Scott A. Oboy
(Signature)
Scott A. Oboy
Executive Vice President and Chief Financial Officer

36.