Form 10-Q
period 2013-06-30
COMMERCIAL BANCSHARES INC \OH\
filed 2013-08-13
CIK 1009976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2013. Commission File Number 000-27894

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

As of August 13, 2013, the latest practicable date, there were 1,180,808 outstanding of the registrant’s common stock, no par value.

COMMERCIAL BANCSHARES, INC.

2.

COMMERCIAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

	(Unaudited)
	June 30,	December 31,
	2013	2012
ASSETS
Cash and cash equivalents	$5,337	$7,114
Federal funds sold	8,652	15,790
Cash equivalents and federal funds sold	13,989	22,904

Securities available for sale	15,434	14,773
Other investment securities	2,259	2,259
Total loans	253,876	247,344
Allowance for loan losses	(4,167)	(4,041)
Loans, net	249,709	243,303
Premises and equipment, net	7,004	7,175
Accrued interest receivable	1,138	1,181
Other assets	9,554	9,969

Total assets	$299,087	$301,564

LIABILITIES
Deposits
Noninterest-bearing demand	$44,701	$45,616
Interest-bearing demand	118,063	117,548
Savings and time deposits	79,850	82,386
Time deposits $100,000 and greater	21,311	22,889
Total deposits	263,925	268,439
Federal funds borrowed	1,472	0
FHLB advances	1,865	1,922
Accrued interest payable	77	93
Other liabilities	1,402	1,722
Total liabilities	268,741	272,176

SHAREHOLDERS' EQUITY
Common stock, no par value; 4,000,000 shares authorized,
1,186,638 shares issued and 1,172,463 outstanding at
June 30, 2013 and 1,186,638 shares issued and
1,169,840 outstanding at December 31, 2012	11,762	11,721
Retained earnings	19,433	18,331
Unearned compensation	(54)	(77)
Deferred compensation plan shares; at cost, 46,072 shares
at June 30, 2013, and 44,826 shares at December 31, 2012	(812)	(787)
Treasury stock; 14,175 shares at June 30, 2013 and 16,798
shares at December 31, 2012	(388)	(459)
Accumulated other comprehensive income	405	659
Total shareholders' equity	30,346	29,388

Total liabilities and shareholders' equity	$299,087	$301,564

See notes to the consolidated financial statements.

3.

COMMERCIAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Dollar amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Interest income
Interest and fees on loans	$3,345	$3,304	$6,527	$6,695
Interest on investment securities:
Taxable	61	79	124	170
Tax-exempt	98	134	196	269
Federal funds sold	12	14	25	24
Total interest income	3,516	3,531	6,872	7,158
Interest expense
Interest on deposits	297	370	626	753
Interest on borrowings	10	0	20	0
Total interest expense	307	370	646	753

Net interest income	3,209	3,161	6,226	6,405
Provision for loan losses	129	90	151	240
Net interest income after provision for loan losses	3,080	3,071	6,075	6,165

Noninterest income
Service fees and overdraft charges	361	374	707	735
Gains (losses) on repossessed asset sales, net	1	0	11	(2)
Other income	181	202	370	383
Total noninterest income	543	576	1,088	1,116

Noninterest expense
Salaries and employee benefits	1,430	1,395	2,862	2,843
Premises and equipment	322	315	644	633
OREO and miscellaneous loan expense	55	54	116	96
Professional fees	98	114	201	232
Data processing	47	51	91	100
Software maintenance	113	100	229	196
Advertising and promotional	58	61	112	117
FDIC deposit insurance	69	58	136	112
Franchise tax	75	83	180	162
Other operating expense	270	304	537	612
Total noninterest expense	2,537	2,535	5,108	5,103

Income before income taxes	1,086	1,112	2,055	2,178
Income tax expense	313	318	597	622

Net income	$773	$794	$1,458	$1,556

Basic earnings per common share	$0.66	$0.68	$1.25	$1.34
Diluted earnings per common share	$0.65	$0.67	$1.23	$1.32

See notes to the consolidated financial statements.

4.

COMMERCIAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(Dollar amounts in thousands)

	Three Months Ended
	June 30,
	2013	2012

Net Income	$773	$794

Unrealized holding gain (loss) on securities:
Net securities loss arising during period	(265)	(31)
Tax effect	(90)	(10)
Other comprehensive loss, net of tax	(175)	(21)
Comprehensive income, net of tax	$598	$773

	Six Months Ended
	June 30,
	2013	2012

Net Income	$1,458	$1,556

Unrealized holding gain (loss) on securities:
Net securities loss arising during period	(385)	(83)
Tax effect	(131)	(28)
Other comprehensive loss, net of tax	(254)	(55)
Comprehensive income, net of tax	$1,204	$1,501

See notes to the consolidated financial statements.

5.

COMMERCIAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
(Unaudited)

(Dollar amounts in thousands, except per share data)

	Six Months Ended
	June 30,
	2013	2012

Balance at beginning of period	$29,388	$26,999

Net income	1,458	1,556
Other comprehensive loss	(254)	(55)

Stock-based compensation	39	34

Issuance of treasury stock under stock option plans	12	0

Deferred compensation plan activity	31	51

Dividends paid ($0.280 per share in 2013 and $0.250 in 2012)	(328)	(291)

Balance at end of period	$30,346	$28,294

See notes to the consolidated financial statements.

6.

COMMERCIAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2013	2012
	($ in thousands)
Cash flows from operating activities
Net income	$1,458	$1,556
Adjustments	608	810
Net cash from operating activities	2,066	2,366

Cash flows from investing activities
Securities available for sale:
Purchases	(2,000)	0
Maturities, calls and repayments	947	4,024
Net change in loans	(6,589)	(1,011)
Proceeds from sale of OREO and other repossessed assets	179	73
Proceeds from sale of bank premises and equipment	2	0
Bank premises and equipment expenditures	(136)	(247)
Net cash (used in) from investing activities	(7,597)	2,839

Cash flows from financing activities
Net change in deposits	(4,514)	5,562
Net change in federal funds purchased	1,472	0
Repayment of FHLB advances	(57)	0
Cash dividends paid	(328)	(291)
Issuance of treasury stock for stock option plans	12	0
Deferred compensation plan activity	31	51
Net cash (used in) from financing activities	(3,384)	5,322

Net change in cash equivalents and federal funds sold	(8,915)	10,527

Cash equivalents and federal funds sold at beginning of period	22,904	10,723

Cash equivalents and federal funds sold at end of period	$13,989	$21,250

Supplemental disclosures
Cash paid for interest	$662	$755
Cash paid for income taxes	620	400
Non-cash transfer of loans to foreclosed/repossessed assets	49	104

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

The condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the Corporation’s financial position at June 30, 2013, and the results of operations and changes in cash flows for the periods presented have been made.

Certain information and footnote disclosures typically included in financial statements prepared in accordance with U.S. generally accepted principles have been omitted. The Annual Report for the year ended December 31, 2012, contains consolidated financial statements and related footnote disclosures, which should be read in conjunction with the accompanying consolidated financial statements. The results of operations for the period ended June 30, 2013 are not necessarily indicative of the operating results for the full year or any future interim period.

NOTE 2 EARNINGS PER SHARE

Weighted average shares used in determining basic and diluted earnings per share for the three months ended June 30, 2013 and 2012.

	2013	2012
Weighted average shares outstanding during the period	1,171,728	1,165,262
Dilutive effect of stock options	13,192	12,443
Weighted average shares considering dilutive effect	1,184,920	1,177,705

Anti-dilutive stock options not considered in computing diluted earnings per share	1,000	2,130

Weighted average shares used in determining basic and diluted earnings per share for the six months ended June 30, 2013 and 2012.

	2013	2012
Weighted average shares outstanding during the period	1,170,918	1,164,661
Dilutive effect of stock options	12,610	11,396
Weighted average shares considering dilutive effect	1,183,528	1,176,057

Anti-dilutive stock options not considered in computing diluted earnings per share	1,000	2,130

8.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities at the dates indicated are presented in the following table. All securities are classified as available for sale.

	June 30, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollar amounts in thousands)	Cost	Gains	Losses	Value
U.S. Government and federal agencies	$2,000	$0	$(71)	$1,929
State and political subdivisions	9,302	485	(1)	9,786
Mortgage-backed securities	3,518	201	0	3,719
Total securities available for sale	$14,820	$686	$(72)	$15,434

	December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollar amounts in thousands)	Cost	Gains	Losses	Value
State and political subdivisions	$9,535	$742	$(5)	$10,272
Mortgage-backed securities	4,239	262	0	4,501
Total securities available for sale	$13,774	$1,004	$(5)	$14,773

The estimated fair values of investment securities at June 30, 2013, by contractual maturity are shown below. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value
Due less than one year	$1,526	$1,555
Due after one year through five years	5,895	6,068
Due after five years through ten years	3,089	3,262
Due after ten years	792	830
Mortgage-backed securities	3,518	3,719
Total securities available for sale	$14,820	$15,434

At June 30, 2013 and December 31, 2012, securities with a carrying value of $8,963,000 and $13,123,000, respectively, were pledged to secure public deposits and other deposits and liabilities as required or permitted by law.

The following table shows the securities’ gross unrealized losses and estimated fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2013 and December 31, 2012.

(Dollar amounts in thousands)	Less Than Twelve Months		More Than Twelve Months
	Unrealized	Fair	Unrealized	Fair
June 30, 2013	Losses	Value	Losses	Value
U.S. Government and federal agencies	$(71)	$1,929	$0	$0
State and political subdivisions	(1)	256	0	0
Mortgage-backed securities	0	0	0	0
Total available for sale	$(72)	$2,185	$0	$0

9.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands)	Less Than Twelve Months		More Than Twelve Months
	Unrealized	Fair	Unrealized	Fair
December 31, 2012	Losses	Value	Losses	Value
State and political subdivisions	$(4)	$1,015	$(1)	$385
Mortgage-backed securities	0	0	0	0
Total available for sale	$(4)	$1,015	$(1)	$385

At June 30, 2013 there were no securities in a continuous loss position for more than twelve months compared to two securities with an estimated fair value of $385,000 and unrealized losses of $1,000 at December 31, 2012. The Corporation had four securities with an estimated fair value of $2,185,000 and unrealized losses of $72,000 in a continuous unrealized loss position for less than twelve months compared to four securities with an estimated fair value of $1,015,000 and unrealized losses of $4,000 at December 31, 2012.

The unrealized losses that exist are primarily due to the changes in market interest rates subsequent to purchase. The Corporation does not consider these investments to be other than temporarily impaired at June 30, 2013 and December 31, 2012 since the decline in market value is primarily attributable to changes in interest rates and not credit quality. In addition, the Corporation does not intend to sell and does not believe that it is more likely than not that the Corporation will be required to sell these investments until there is a full recovery of the unrealized loss, which may be at maturity. As a result no impairment loss was recognized during the six months ended June 30, 2013 or for the twelve months ended December 31, 2012.

NOTE 4 ALLOWANCE FOR LOAN LOSSES

The following table presents the activity of the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2013 and 2012.

	Commercial	Real Estate	Consumer	Total
	(Dollar amounts in thousands)
For the Three Months Ended June 30, 2013
Beginning balance – April 1, 2013	$3,153	$277	$585	$4,015
Charge-offs	(4)	0	(7)	(11)
Recoveries	13	8	13	34
Net (charge-offs) recoveries	9	8	6	23
Provision	117	0	12	129
Ending Balance – June 30, 2013	$3,279	$285	$603	$4,167

	Commercial	Real Estate	Consumer	Total
	(Dollar amounts in thousands)
For the Three Months Ended June 30, 2012
Beginning balance – April 1, 2012	$3,002	$278	$628	$3,908
Charge-offs	(25)	(16)	(57)	(98)
Recoveries	3	0	7	10
Net (charge-offs) recoveries	(22)	(16)	(50)	(88)
Provision	18	40	32	90
Ending Balance – June 30, 2012	$2,998	$302	$610	$3,910

10.

COMMERCIAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Commercial	Real Estate	Consumer	Total
	(Dollar amounts in thousands)
For the Six Months Ended June 30, 2013
Beginning balance – January 1, 2013	$3,175	$284	$582	$4,041
Charge-offs	(4)	(19)	(68)	(91)
Recoveries	30	8	28	66
Net (charge-offs) recoveries	26	(11)	(40)	(25)
Provision	78	12	61	151
Ending Balance – June 30, 2013	$3,279	$285	$603	$4,167

	Commercial	Real Estate	Consumer	Total
	(Dollar amounts in thousands)
For the Six Months Ended June 30, 2012
Beginning balance – January 1, 2012	$2,849	$278	$652	$3,779
Charge-offs	(25)	(16)	(99)	(140)
Recoveries	6	0	25	31
Net (charge-offs) recoveries	(19)	(16)	(74)	(109)
Provision	168	40	32	240
Ending Balance – June 30, 2012	$2,998	$302	$610	$3,910

The following table presents the allocation of the allowance for loan losses and the recorded investment in loans (in thousands) by portfolio segment at June 30, 2013 and 2012.

	Collectively Evaluated		Individually Evaluated		Total
	Allowance	Recorded	Allowance	Recorded	Allowance	Recorded
	for loan	investment	for loan	investment	for loan	investment
	losses	in loans	losses	in loans	losses	in loans
June 30, 2013
Commercial	$2,723	$191,269	$567	$10,231	$3,290	$201,500
Real estate	273	16,924	0	0	273	16,924
Consumer	604	35,452	0	0	604	35,452
Total	$3,600	$243,645	$567	$10,231	$4,167	$253,876

June 30, 2012
Commercial	$2,389	$168,415	$609	$11,676	$2,998	$180,091
Real estate	302	16,248	0	0	302	16,248
Consumer	610	39,480	0	0	610	39,480
Total	$3,301	$224,143	$609	$11,676	$3,910	$235,819

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

11.

COMMERCIAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following tables present the risk category of loans by class of loans based on the most recent analysis performed at June 30, 2013 and December 31, 2012.

Commercial Credit Exposure (dollar amounts in thousands)

Credit risk profile by credit worthiness category

					Commercial		Commercial
	Commercial		Commercial		Real Estate		Real Estate
	Operating		Agricultural		1-4 Family		Other
Category	06/30/13	12/31/12	06/30/13	12/31/12	06/30/13	12/31/12	06/30/13	12/31/12
Pass	$27,732	$27,636	$37,002	$32,416	$37,510	$36,248	$89,154	$78,586
6	0	0	0	0	0	0	129	4,667
7	1,413	1,388	160	0	2,732	2,812	5,668	9,793
8	0	0	0	0	0	0	0	0
Total	$29,145	$29,024	$37,162	$32,416	$40,242	$39,060	$94,951	$93,046

Real Estate Credit Exposure (dollar amounts in thousands)

Credit risk by credit worthiness category

	Real Estate, Construction		Real Estate, Other
Category	06/30/13	12/31/12	06/30/13	12/31/12
Pass	$3,201	$3,051	$12,608	$11,582
6	0	0	145	147
7	0	71	970	1,278
8	0	0	0	0
Total	$3,201	$3,122	$13,723	$13,007

12.

COMMERCIAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consumer Credit Exposure (dollar amounts in thousands)

Credit risk by credit worthiness category

	Consumer - Equity		Consumer - Auto		Consumer - Other
Category	06/30/13	12/31/12	06/30/13	12/31/12	06/30/13	12/31/12
Pass	$17,925	$19,091	$5,418	$6,225	$11,457	$11,961
6	0	32	0	0	0	5
7	580	275	12	14	60	66
8	0	0	0	0	0	0
Total	$18,505	$19,398	$5,430	$6,239	$11,517	$12,032

NOTE 6 SUMMARY OF IMPAIRED LOANS

Loans evaluated for impairment include loans classified as troubled debt restructurings and non-performing multi-family, commercial and construction loans. The following tables set forth certain information regarding the Corporation’s impaired loans, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary at June 30, 2013 and December 31, 2012.

(Dollar amounts in thousands)		Unpaid
	Recorded	Principal	Related
June 30, 2013	Investment	Balance	Allowance
With no related allowance recorded:
Commercial operating	$134	$134	$0
Commercial real estate, 1-4 family	92	92	0
Commercial real estate, other	2,100	2,100	0
Subtotal	2,326	2,326	0
With an allowance recorded:
Commercial operating	860	860	107
Commercial real estate, 1-4 family	1,679	1,679	236
Commercial real estate, other	5,366	5,366	224
Subtotal	7,905	7,905	567
Total	$10,231	$10,231	$567

		Unpaid
	Recorded	Principal	Related
December 31, 2012	Investment	Balance	Allowance
With no related allowance recorded:
Commercial operating	$234	$234	$0
Commercial real estate, 1-4 family	92	92	0
Commercial real estate, other	5,820	5,820	0
Subtotal	6,146	6,146	0
With an allowance recorded:
Commercial operating	925	925	107
Commercial real estate, 1-4 family	1,732	1,732	248
Commercial real estate, other	3,253	3,253	202
Subtotal	5,910	5,910	557
Total	$12,056	$12,056	$557

13.

COMMERCIAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impaired loans with no related allowance recorded of $2,326,000 at June 30, 2013, decreased $3,820,000 or 62.2% from $6,146,000 at year-end 2012, while loans with a specified reserve increased $1,995,000 or 33.8%. Total impaired loans of $10,231,000 decreased $1,825,000 or 15.1% from total impaired loans of $12,056,000 at December 31, 2012. The decrease in impaired loans is largely due to an upgrade of one large hotel loan due to the borrower’s improved cash flow. The specified reserve related to impaired loans totaled $567,000 at June 30, 2013 compared to $557,000 at December 31, 2012.

The following table presents the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans after impairment by portfolio segment and class for the periods indicated.

	For the Three Months		For the Three Months
	Ended June 30, 2013		Ended June 30, 2012
	Average	Total Interest	Average	Total Interest
	Recorded	Income	Recorded	Income
(Dollar amounts in thousands)	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial operating	$134	$2	$138	$3
Commercial real estate, 1-4 family	92	0	0	0
Commercial real estate, other	2,104	26	5,512	125
Subtotal	2,330	28	5,650	128
With an allowance recorded:
Commercial operating	862	0	165	0
Commercial real estate, 1-4 family	1,690	0	260	0
Commercial real estate, other	5,392	32	4,118	31
Subtotal	7,944	32	4,543	31
Total	$10,274	$60	$10,193	$159

	For the Six Months		For the Six Months
	Ended June 30, 2013		Ended June 30, 2012
	Average	Total Interest	Average	Total Interest
	Recorded	Income	Recorded	Income
(Dollar amounts in thousands)	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial operating	$135	$4	$138	$5
Commercial real estate, 1-4 family	92	0	0	0
Real estate, other	2,125	46	4,116	198
Subtotal	2,352	50	4,254	203
With an allowance recorded:
Commercial operating	868	0	169	0
Commercial real estate, 1-4 family	1,706	0	267	0
Commercial real estate, other	5,429	62	5,144	42
Subtotal	8,003	62	5,580	42
Total	$10,355	$112	$9,834	$245

14.

COMMERCIAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 TROUBLED DEBT RESTRUCTURINGS

The following table summarizes information relative to loan modifications determined to be troubled debt restructurings during the three and six months ended June 30, 2013 and 2012.

There have been no financing receivables modified as troubled debt restructurings during the three and six months ended June 30, 2013. There were no financing receivables modified as troubled debt restructurings during the three months ended June 30, 2012.

		Pre-Modification	Post-Modification
(Dollars amounts in thousands)		Outstanding	Outstanding
	Number	Recorded	Recorded
Six months ended June 30, 2012	Of TDRs	Investment	Investment
Commercial operating	1	$31	$14
Commercial real estate, 1-4 family	0	0	0
Commercial real estate, other	1	2,148	2,081
Total	2	$2,179	$2,095

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

No loans were modified during the three and six months ended June 30, 2013. During the six months ended June 30, 2012, the Corporation restructured two loans with a post-modification recorded investment of $2,095,000. Loan modifications consisted principally of temporary interest-only payments and no modifications resulted in the reduction of the recorded investment in the associated loan balances. These loans have performed as agreed and continue to pay down pursuant to the terms of their modifications.

There have been no financing receivables modified as troubled debt restructurings within the previous twelve months that have subsequently defaulted during the three and six months ended June 30, 2013. In addition, there are no commitments to lend additional funds to borrowers that are classified as troubled debt restructurings at June 30, 2013 and 2012, respectively.

15.

COMMERCIAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 AGE ANALYSIS OF PAST DUE FINANCING RECEIVABLES

The following table presents the aging of the recorded investment in loans by past due category and class of loans at June 30, 2013 and December 31, 2012 (dollar amounts in thousands).

							Recorded
	30-59	60-89	> 90			Total	Investment
	Days	Days	Days	Total		Financing	> 90 Days
June 30, 2013	Past Due	Past Due	Past Due	Past Due	Current	Receivables	and Accruing
Commercial
Operating	$871	$1	$45	$917	$28,228	$29,145	$0
Agricultural	0	0	0	0	37,162	37,162	0
Real estate, 1-4 family	222	0	92	314	39,928	40,242	0
Real estate, other	98	2	1,081	1,181	93,770	94,951	0
Real estate
Construction	0	0	0	0	3,201	3,201	0
Other	0	0	0	0	13,723	13,723	0
Consumer
Equity	130	50	266	446	18,059	18,505	0
Auto	15	0	0	15	5,415	5,430	0
Other	20	4	0	24	11,493	11,517	0
Total	$1,356	$57	$1,484	$2,897	$250,979	$253,876	$0

							Recorded
	30-59	60-89	> 90			Total	Investment
	Days	Days	Days	Total		Financing	> 90 Days
December 31, 2012	Past Due	Past Due	Past Due	Past Due	Current	Receivables	and Accruing
Commercial
Operating	$154	$0	$0	$154	$28,870	$29,024	$0
Agricultural	0	0	0	0	32,416	32,416	0
Real estate, 1-4 family	13	0	1,592	1,605	37,455	39,060	0
Real estate, other	1,374	2,261	340	3,975	89,071	93,046	0
Real estate
Construction	0	0	0	0	3,122	3,122	0
Other	57	28	35	120	12,887	13,007	0
Consumer
Equity	61	0	0	61	19,337	19,398	0
Auto	12	9	0	21	6,218	6,239	0
Other	49	0	0	49	11,983	12,032	0
Total	$1,720	$2,298	$1,967	$5,985	$241,359	$247,344	$0

NOTE 9 FINANCING RECEIVABLES ON NONACCRUAL STATUS

The following table summarizes loans (in thousands) on nonaccrual status at the dates indicated.

	June 30, 2013	December 31, 2012
Commercial operating	$959	$1,087
Commercial real estate, 1-4 family	1,771	1,825
Commercial real estate, other	3,561	4,040

Real estate, other	33	73

Consumer equity	338	63
Consumer auto	4	9
Consumer other	11	14
Total	$6,677	$7,111

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

The following table presents information about the Corporation’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012, and the valuation techniques used by the Corporation to determine those fair values.

Assets and liabilities measured at fair value on a recurring basis for the periods indicated:

	Quoted Prices in	Significant	Significant
(Dollar amounts in thousands)	Active Markets	Observable	Unobservable
	For Identical	Inputs	Inputs
June 30, 2013	Assets (Level 1)	(Level 2)	(Level 3)	Balance
Assets
U.S. Government and federal agencies	$0	$1,929	$0	$1,929
State and political subdivisions	0	9,786	0	9,786
Mortgage-backed securities	0	3,719	0	3,719
Total Assets	$0	$15,434	$0	$15,434
Liabilities	$0	$0	$0	$0

17.

COMMERCIAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Quoted Prices in	Significant	Significant
(Dollar amounts in thousands)	Active Markets	Observable	Unobservable
	For Identical	Inputs	Inputs
December 31, 2012	Assets (Level 1)	(Level 2)	(Level 3)	Balance
Assets
State and political subdivisions	$0	$10,272	$0	$10,272
Mortgage-backed securities	0	4,501	0	4,501
Total Assets	$0	$14,773	$0	$14,773
Liabilities	$0	$0	$0	$0

Securities characterized as having Level 2 inputs generally consist of obligations of U.S. Government and federal agencies, government-sponsored organizations and obligations of state and political subdivisions. There were no transfers in and out of Levels 1 and 2 for the period ending June 30, 2013.

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

The following table presents financial assets and liabilities measured on a nonrecurring basis:

Fair Value Measurements at Reporting Date Using

	Balance at
(In thousands)	June 30, 2013	Level 1	Level 2	Level 3

Impaired loans	$10,231	$0	$0	$10,231
Real estate acquired through foreclosure	27	0	0	27

	Balance at
(In thousands)	December 31, 2012	Level 1	Level 2	Level 3

Impaired loans	$12,056	$0	$0	$12,056
Real estate acquired through foreclosure	128	0	0	128

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

18.

COMMERCIAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property acquired by the Corporation as a result of a loan foreclosure is classified as OREO while personal property acquired through repossession is classified as repossessed assets. Property acquired is recorded at the lower of the unpaid principal balance or fair value at the date of acquisition and subsequently carried at the lower of cost or net realizable value. Any required write-down of the loan to its net realizable value is charged against the allowance for loan losses. The Corporation records repossessed assets, such as automobiles or equipment at the lower of cost or estimated fair value on the acquisition date and at the lower of such initial amount or estimated fair value less selling costs thereafter. The estimated fair value of OREO properties and repossessed assets is determined by independent market-based appraisals and other available market information. Accordingly, the valuations of OREO and other repossessed assets are subject to significant judgment. If the fair value of the collateral deteriorates subsequent to initial recognition, a valuation allowance is recorded through expense. Additionally, any operating costs incurred after acquisition are also expensed.

The table below presents the estimated fair values of the Corporation’s financial instruments for the periods indicated.

			Quoted Prices	Significant
			In Active	Other	Significant
(Dollar amounts in thousands)			Markets for	Observable	Unobservable
	Carrying	Estimated	Identical Assets	Inputs	Inputs
June 30, 2013	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash equivalents and federal funds sold	$13,989	$13,989	$13,989	$0	$0
Securities available for sale	15,434	15,434	0	15,434	0
Other investment securities	2,259	2,259	0	0	2,259
Loans, net of allowance for loan loss	249,709	232,762	0	0	232,762
Accrued interest receivable	1,138	1,138	0	0	1,138

Financial Liabilities:
Noninterest-bearing deposits	$(44,701)	$(44,701)	$(44,701)	$0	$0
Interest-bearing deposits	(141,612)	(141,612)	0	(141,612)	0
Time deposits	(77,612)	(76,391)	0	(76,391)	0
Federal funds borrowed	(1,472)	(1,472)	(1,472)	0	0
FHLB advances	(1,865)	(1,645)	0	(1,645)	0
Accrued interest payable	(77)	(77)	0	0	(77)

19.

COMMERCIAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Quoted Prices	Significant
			In Active	Other	Significant
(Dollar amounts in thousands)			Markets for	Observable	Unobservable
	Carrying	Estimated	Identical Assets	Inputs	Inputs
December 31, 2012	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash equivalents and federal funds sold	$22,904	$22,904	$22,904	$0	$0
Securities available for sale	14,773	14,733	0	14,733	0
Other investment securities	2,259	2,259	0	0	2,259
Loans, net of allowance for loan loss	243,303	240,910	0	0	240,910
Accrued interest receivable	1,181	1,181	0	0	1,181

Financial Liabilities:
Noninterest-bearing deposits	$(45,616)	$(45,616)	$(45,616)	$0	$0
Interest-bearing deposits	(139,632)	(139,632)	0	(139,632)	0
Time deposits	(83,191)	(82,216)	0	(82,216)	0
FHLB advances	(1,922)	(1,854)	0	(1,854)	0
Accrued interest payable	(93)	(93)	0	0	(93)

The following describes the valuation methodologies used by management to measure financial assets and liabilities at fair value. Where appropriate, the description includes information about the valuation models and key inputs to those models.

•	Cash equivalents and federal funds sold – The carrying value of cash, amounts due from banks and federal funds sold assumed to approximate fair value.

•	Investment securities – Fair value is based on quoted market prices in active markets for identical assets or similar assets in active markets. If quoted market prices are not available, with the assistance of an independent pricing service, management’s fair value measurements consider observable data which may include market maker bids, quotes and pricing models. Inputs to the pricing models include recent trades, benchmark interest rates, spreads and actual and projected cash flows.

•	Other investment securities – principally consists of investments in Federal Home Loan Bank stock, which has limited marketability and is carried at cost.

•	Loans – The loan portfolio includes adjustable and fixed-rate loans, the fair value of which is estimated using discounted cash flow analyses. To calculate discounted cash flows, the loans are aggregated into pools of similar types and expected repayment terms. The expected cash flows were based on historical prepayment experiences and estimated credit losses for non-performing loans and were discounted using current rates at which similar loans would be made to borrowers with similar credit ratings and similar remaining maturities. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

•	Accrued interest receivable – The carrying value of accrued interest receivable approximates fair value due to the short-term duration.

•	Noninterest-bearing deposits – The fair value of noninterest-bearing demand deposits, which have no stated maturity, were considered equal to their carrying amount, representing the amount payable on demand.

•	Interest-bearing deposits – The fair value of demand, money market and savings deposits, which have no stated maturity, were considered equal to their carrying amount, representing the amount payable on demand.

20.

COMMERCIAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	Time deposits – The fair value for fixed-rate time deposits is estimated using a discounted cash flow calculation that applies interest rates currently being offered for time deposits with similar terms and similar remaining maturities.

•	Federal funds borrowed – The carrying value of federal funds borrowed is assumed to approximate fair value.

•	FHLB advances – The fair value of long-term debt was estimated using a discounted cash flow calculation which utilizes the interest rates currently offered for borrowings of similar remaining maturities.

•	Accrued interest payable – The carrying value of accrued interest payable approximates fair value due to the short-term duration.

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

The Corporation’s 2009 Incentive Stock Option Plan is a shareholder approved plan that permits the granting of stock options, restricted stock and certain other stock-based awards to selected key employees on a periodic basis at the discretion of the board. The plan authorizes the issuance of up to 150,000 shares of common stock of which 86,300 shares are available for issuance at June 30, 2013. Option awards are granted with an exercise price equal to the market price of the Corporation’s stock at the date of grant and have an expiration period of ten years.

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

During the first and second quarter of 2013 there were no options granted to employees or directors of the Corporation. The fair value of options granted in 2012 was determined using the following weighted-average assumptions as of the date of grant.

2012
Dividend yield	3.20%
Risk-free interest rate	1.15%
Expected volatility	23.62%
Weighted average expected life	8 yrs
Weighted average per share fair value of options	$3.01

Intrinsic value represents the amount by which the fair market value of the Corporation’s stock as of June 30, 2013 exceeds the exercise price of the stock options. At June 30, 2013, the aggregate intrinsic value of stock options outstanding and exercisable was $321,000 and $224,000, respectively, compared to an aggregate intrinsic value of $186,000 and $155,000 at December 31, 2012.

21.

COMMERCIAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes stock option activity for the six months ended June 30, 2013.

		Weighted
	Number	Average	Number
	Of	Exercise	of Options
Stock Options	Options	Price	Exercisable
Outstanding options at January 1, 2013	54,630	$15.83	29,199
Granted	0	0
Exercised	(900)	12.30
Forfeited	0	0
Expired	(1,130)	22.75
Outstanding options at June 30, 2013	52,600	$15.74	27,169

The fair value of options granted is amortized as compensation expense, recognized on a straight-line basis over the vesting period of the respective stock option grant. Compensation expense related to employees is included in personnel expense while compensation expense related to directors is included in other operating expense. The Corporation recognized compensation expense of $8,000 and $16,000 for the three and six months ended June 30, 2013, respectively, related to the vesting of nonrestricted stock options, compared to compensation expense of $8,000 and $15,000 for the same periods in 2012. At June 30, 2013, the Corporation had $43,000 of unrecognized compensation expense related to nonrestricted stock options. This remaining cost is expected to be recognized over a weighted average vesting period of approximately 21.7 months.

The following is a summary of outstanding and exercisable stock options at June 30, 2013.

	Number	Weighted Average	Number
	Of Shares	Remaining	Of Shares
Exercise Price	Outstanding	Contractual Life	Exercisable
$ 26.75	1,000	2.51 years	1,000
$ 12.30	15,500	6.12 years	15,500
$ 13.25	11,100	7.13 years	7,402
$ 17.40	9,800	8.12 years	3,267
$ 19.28	15,200	9.03 years	0
Total	52,600	7.48 years	27,169

The following table summarizes information about the Corporation’s nonvested stock option activity for the six months ended June 30, 2013.

	Number	Weighted
	Of	Average
Nonvested Options	Options	Price
Nonvested options at January 1, 2013	25,431	$17.92
Granted	0	0
Vested	0	0
Forfeited	0	0
Nonvested options at June 30, 2013	25,431	$17.92

22.

COMMERCIAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of restricted stock is equal to the fair market value of the Corporation’s common stock on the date of grant. Restricted stock awards are recorded as unearned compensation, a component of shareholders’ equity, and amortized to compensation expense over the vesting period. The Corporation recognized compensation expense of $12,000 and $23,000 for the three and six months ended June 30, 2013, respectively, related to restricted stock grants compared to $10,000 and $19,000 for the same periods in 2012. At June 30, 2013, the Corporation had approximately $54,000 of unrecognized compensation expense related to restricted stock awards. This remaining cost is expected to be recognized over a weighted average vesting period of approximately 19.2 months.

The following table summarizes restricted stock activity for the six months ended June 30, 2013.

		Weighted
	Nonvested	Average
	Number of	Grant Date
Restricted Stock	Shares	Fair Value
Nonvested balance at January 1, 2013	7,800	$16.95
Granted	0	0
Vested	0	0
Forfeited/expired	0	0
Nonvested balance at June 30, 2013	7,800	$16.95

23.

COMMERCIAL BANCSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following review presents management’s discussion and analysis of the consolidated financial condition of Commercial Bancshares, Inc. and its wholly owned subsidiaries, Commercial Savings Bank and Commercial Financial and Insurance Agency, LTD at June 30, 2013, compared to December 31, 2012, and the consolidated results of operations for the three and six-month periods ended June 30, 2013 compared to the same periods in 2012. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements and related footnotes.

Net income for the six months ended June 30, 2013 was $1,458,000, or $1.23 per diluted share, a slight decrease from $1,556,000 or $1.32 per diluted share for the same period in 2012. The decline in net income was primarily driven by decreased yields in the loan portfolio, partially offset by increased loan volume. Highlights for the first six months of 2013:

•	Total loans were $253,876,000 at June 30, 2013, compared to $247,344,000 at year-end 2012, an increase of $6,532,000 or 2.6% with the growth predominantly in the commercial and agricultural loan portfolio.

•	Total deposits were $263,925,000 at June 30, 2013, compared to $268,439,000 at December 31, 2012, a decrease of $4,514,000 or 1.7%. The decrease in deposits was primarily in certificate of deposit balances.

•	The Corporation’s net interest margin, on a fully taxable equivalent basis, was 4.59% for the first half of 2013, compared to 4.78% for the first half of 2012, primarily due to decreased yields on earning assets, partially offset by decreased funding costs.

•	The Corporation’s return on average equity and return on average assets for the first half of 2013 was 9.77% and 0.97%, respectively, compared to 11.23% and 1.05% in 2012.

•	The Corporation’s efficiency ratio, on a fully taxable equivalent basis, was 68.86% for the first half of 2013, compared to 66.60% for the first half of 2012. The efficiency ratio measures the amount of expense incurred to generate a dollar of revenue and is calculated by dividing noninterest expense by the sum of taxable equivalent net interest income before provision and other noninterest income, excluding net gains (losses) on sales of investment securities and net gains (losses) on sales of fixed assets.

•	The capital position of the Corporation remained strong with all regulatory capital ratios significantly exceeding the “well capitalized” thresholds established by regulators. The Corporation’s leverage and risk-based capital ratios at June 30, 2012 were 9.91% and 13.03%, respectively, compared to leverage and risk-based capital ratios of 9.25% and 12.67% at June 30, 2012.

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

CRITICAL ACCOUNTING POLICIES

The Corporation has established various accounting policies which govern the application of U.S. GAAP in the preparation of its financial statements. Certain accounting policies involve significant judgments and assumptions by management which has a material impact on the reported amount of assets, liabilities, capital, revenues and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates on the matters that are inherently uncertain. Because of the nature of the judgments and assumptions made by management, actual results could differ from estimates and have a material impact on the carrying value of assets, liabilities, capital or the results of operations of the Corporation.

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

FINANCIAL CONDITION

Total assets of $299,087,000 at June 30, 2013 decreased 0.8% or $2,477,000 compared to $301,564,000 at December 31, 2012. The contraction of the balance sheet was primarily due to a decrease in cash and cash equivalents of $8,915,000, as excess cash balances were largely used to fund loan growth of $6,532,000. Total deposits of $263,925,000 decreased 1.7% or $4,514,000 compared to $268,439,000 at year-end 2012, largely due to a decline in smaller certificate of deposit balances, down $3,415,000. Shareholders’ equity of $30,346,000 at June 30, 2013 increased 3.3% or $958,000 compared to $29,388,000 at December 31, 2012.

Cash and cash equivalents include working cash funds, due from banks, interest-bearing deposits in other financial institutions, items in process of collection and federal funds sold. The Bank is required to maintain average reserve balances with the Federal Reserve Bank based upon a percentage of deposits. The average balance held in reserve for the six months ended June 30, 2013 was $5,111,000.

Investment securities, consisting of available-for-sale and other equity securities increased 3.9% or $661,000 to $17,693,000 at June 30, 2013 from $17,032,000 at December 31, 2012. Available-for-sale securities are carried at fair value, with unrealized gains or losses, based on the difference between amortized cost and fair value, reported net of deferred tax, as accumulated other comprehensive income (loss), a separate component of shareholders’ equity. Declines in the fair value of individual available-for-sale securities below their cost that are other-than temporary, result in write-downs of the individual securities to their fair values. At June 30, 2013, the investment portfolio consisted primarily of U.S. agency securities, mortgaged-backed securities and state and municipal securities. The increase in investment securities was predominantly due to the purchase of a U.S. Government agency of $2,000,000, partially offset by calls, principal pay downs and repayments of $947,000 on mortgage-backed securities and municipal securities.

Loans are reported at their outstanding principal balances less unearned income and any deferred fees or costs on originated loans. Gross loans increased 2.6% or $6,532,000 to $253,876,000 at June 30, 2013, compared to $247,344,000 at December 31, 2012. The increase in loans was primarily due to an increase of $7,954,000 or 4.1% in the commercial and agricultural loan portfolio. Consumer real estate loans increased 4.9% or $795,000 while installment and home equity loans decreased $1,324,000 and $893,000, respectively.

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

The portion of the reserve representing specific allowances is derived by accumulating the specific allowances established on individually impaired loans that have significant conditions or circumstances that indicate that a loss may be probable. Specific reserves are calculated on individually impaired loans and are established based on the Corporation’s calculation of the probable losses inherent in an individual loan. For loans on which the Corporation has not elected to use the collateral value as a basis to establish the measure of impairment, the Corporation measures impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate. In determining the cash flows to be included in the discount calculation, the Corporation considers a number of factors that combined, is used to estimate the probability and severity of potential losses.

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

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. The evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance for loan losses totaled $4,167,000 at June 30, 2013, an increase $126,000 or 3.1% compared to $4,041,000 at December 31, 2012. The ratio of annualized net charge-offs to average outstanding loans was 0.02% at June 30, 2013, compared to 0.23% at year-end 2012. The ratio of the allowance for loan losses to total loans was 1.64% at June 30, 2013, compared to 1.63% at year-end 2012. The Corporation provided $151,000 to the allowance for loan losses during the six months ended June 30, 2013 to maintain the balance at an adequate level following net charge-offs of $24,000. The reduction in the loan loss provision for 2013 compared to 2012 is primarily due to a decrease in required reserves for classified loans, reflecting a number of upgrades on non-impaired loans. These upgrades necessarily involved upgrades to loan grades requiring lower reserve percentages or a return of loans to pass status from classified. During the six months ended June 30, 2013, total classified loans decreased 26.1% or $4,102,000 to $11,595,000 at June 30, 2013 from $15,697,000 at December 31, 2012. Management regularly reviews the updated financial position of all such loans in its portfolio and any deterioration in such position can result in a credit being downgraded.

Before loans are charged off, they typically go through a phase of non-performing status. Various stages exist when dealing with such non-performance. The first stage is simple delinquency, where customers consistently start paying late, 30, 60, 90 days at a time. These accounts may then be put on a list of loans to “watch” as they continue to under-perform according to original terms. Loans are placed on nonaccrual status when management believes the collection of the principal and interest is doubtful. A delinquent loan is generally placed on nonaccrual status when principal and/or interest is past due 90 days or more or if the financial strength of the borrower has declined, collateral value has declined or other facts would make the repayment of the loans suspect, unless the loan is well-secured or in the process of collection. When a loan is placed on nonaccrual, all interest which has been accrued is charged back against current earnings as a reduction in interest income, which adversely affects the yield on loans in the period of reversal. No additional interest is accrued on the loan balance until collection of both principal and interest becomes reasonably certain. Loans placed on nonaccrual status may be returned to accrual status after payments are received for a minimum of six consecutive months in accordance with the loan documents, and any doubt as to the loan’s full collectability has been removed or the troubled loan is restructured and evidenced by a credit evaluation of the borrower’s financial condition and the prospects for full payment.

27.

COMMERCIAL BANCSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Corporation’s methodology for evaluating whether a loan is impaired begins with risk-rating credits on an individual basis. Loans with a pass rating represent those not classified on the Corporation’s rating scale for problem credits, as minimal credit risk has been identified. Loans classified as special mention have potential weaknesses that deserve management’s close attention. If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects. Loans classified as substandard have a well-defined weakness that jeopardizes the liquidation of the debt. Loans classified as doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable. Loans rated as doubtful in whole, or in part, are placed in nonaccrual status.

Loans are placed on nonaccrual status when management believes the collection of principal and interest is doubtful, or when loans are past due as to principal and interest 90 days or more, except in certain circumstances when interest accruals are continued on loans deemed by management to be fully collateralized and in the process of being collected. At June 30, 2013 and December 31, 2012, there were no 90 day delinquent loans that were on accrual status. In such cases, the loans are individually evaluated in order to determine whether to continue income recognition after 90 days beyond the due dates. When loans are charged off, any accrued interest recorded in the current fiscal year is charged against interest income. The remaining balance is treated as a loan charged-off.

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

The allowance for loan losses, specifically related to impaired loans at June 30, 2013 and June 30, 2012 was $567,000 and $609,000, respectively, related to loans with principal balances of $10,231,000 and $11,676,000. The Corporation’s financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on the loan portfolio, unless a loan is placed on nonaccrual status. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected. For the six months ended June 30, 2013, the Corporation received interest payments related to impaired loans of $112,000.

Management has taken what it believes to be a proactive position on identifying problems with credits and their ultimate collectability using both internal and external portfolio loan reviews, and believes any potential losses which may be incurred on these credits in the future are incorporated into its analysis of the adequacy of the Corporation’s allowance for loan losses.

In certain circumstances the Corporation may modify the terms of a loan to maximize the collection of amounts due when a borrower is experiencing financial difficulties or is expected to experience difficulties in the near term. In most cases the modification is either a concessionary reduction in interest rate, extension of the maturity date or reduction in the principal balance that would otherwise not be considered. Concessionary modifications are classified as troubled debt restructurings (“TDR”) unless the modification results in only an insignificant delay in the payments to be received or granted for competitive or market purposes. Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective interest rate at inception. If a troubled debt restructuring is considered to be collateral dependent, the loan is reported, net, at the fair value of the collateral. All such restructured loans are considered impaired loans and may either be in accruing or nonaccruing status. If the borrower has demonstrated performance under the previous terms and the Corporation’s underwriting process shows the borrower has the capacity to continue to perform under the modified terms, the loan will continue to accrue interest. The Corporation continues to work with customers to modify loans for borrowers who are experiencing financial difficulties.

28.

COMMERCIAL BANCSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Troubled debt restructured loans totaled $7,407,000 at June 30, 2013 and represented six credit relationships in which economic concessions were granted to borrowers to better align the terms of their loans with their ability to pay. Troubled debt restructured balances have decreased 6.3% or $499,000 from $7,906,000 at December 31, 2012. This decrease represents the payoff of one loan for $309,000 as well as payments received on account of $191,000. The specified reserve required for these TDRs, whether collateral dependent or not, was $485,000 at June 30, 2013, representing 12% of the total loan loss reserve. As the $485,000 represents 86% of the total specified reserve, management determines this effect on reserve to be predictable and manageable.

Non-performing loans, comprised of loans on nonaccrual status along with loans that are contractually past due 90 days or more but have not been classified as nonaccrual, totaled $6,677,000, a decrease of $434,000 or 6.1% compared to $7,111,000 at December 31, 2012. Management evaluated non-performing loans for impairment at June 30, 2013 and based on that impairment analysis, a specified reserve of $567,000 was recorded. Non-performing loans to total loans was 2.63% at June 30, 2013 compared to 2.87% at December 31, 2012. Non-performing loans represented 2.23% of total assets at June 30, 2013 compared to 2.36% at year-end 2012.

Other assets of $17,696,000 at June 30, 2013 decreased 3.4% or $629,000 compared to $18,325,000 at December 31, 2012, primarily reflecting the decrease of $470,000 in prepaid expenses as well as a decrease of $122,000 in OREO and other repossessed assets. The decline in prepaid expenses is largely attributable to a partial refund of the FDIC assessment the Corporation prepaid in December 2009. This prepayment was based on assessments expected to become due for 2010, 2011 and 2012. Amendments to the Dodd-Frank Act in 2011 required that FDIC assessments be set in a manner that offsets the cost of the assessment increases for institutions with consolidated assets of less than $10 billion, effectively placing the increased assessment cost on larger financial institutions.

OREO is comprised of properties acquired by the Corporation in partial or total satisfaction of problem loans. OREO and other repossessed assets are initially recorded at fair value on the date of acquisition less estimated costs of disposal (net realizable value). Losses existing at the time of acquisition of such properties are charged against the allowance for loan losses. Subsequent write-downs that may be required are expensed as incurred. Gains and losses realized from the sale of OREO and other repossessed assets, as well as valuation adjustments, are included in noninterest expense as well as expenses of operation. During the first six months of 2013, an OREO property with a carrying value of $127,000, sold for a gain of $13,000. At June 30, 2013, the Corporation held one property in OREO with a carrying value of $27,000.

Deposits totaled $263,925,000 at June 30, 2013, a decrease of $4,514,000 or 1.7% compared to $268,439,000 at December 31, 2012. The decline in deposits is largely attributable to the decrease in small and large certificates of deposit balances, down $3,415,000 and $1,578,000, respectively, partially offset by an increase of $1,465,000 in savings account balances and an increase of $515,000 in interest-bearing demand account balances. The decrease in deposits is attributed primarily to the overall net funding position of the Corporation, which was heavily influenced by the plan to lower funding costs to alleviate compression on net interest margin. Lowering the cost of funds has led to a shift in the Corporation’s deposit mix as well as a decline in higher-yielding time deposits as many depositors seeking higher yields, withdrew their balances at maturity in lieu of renewing at lower rates.

The Corporation utilizes both short-term and long-term borrowings as an alternate funding source to deposits and can be used to fund the Corporation’s liquidity needs. Short-term borrowings which includes federal funds purchased, are borrowings from other banks that mature daily. FHLB advances are loans from Federal Home Loan Bank that can mature daily or have longer maturities for fixed or floating rates of interest. FHLB borrowings are generally used to provide additional funding for loan growth when it is in excess of deposit growth and to manage interest rate risk, but can also be used as an additional source of liquidity for the Corporation. The decline in the Corporation’s liquidity from December 31, 2012 was primarily due to loan growth as well as a decline in deposit balances. Borrowed funds totaled $3,337,000 at June 30, 2013, an increase of $1,415,000 or 73.6% compared to $1,922,000 at December 31, 2012, reflecting increased borrowing needs as a result of a decrease in deposit balances. The Corporation’s borrowing capacity at FHLB totaled $25,927,000 of which $14,552,000 was available at June 30, 2013. Management believes that the Corporation has adequate liquidity to meet their commitments for the foreseeable future.

29.

COMMERCIAL BANCSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Shareholder’s equity of $30,346,000 at June 30, 2013 increased 3.1% or $958,000 compared to $29,388,000 at December 31, 2012. The increase in shareholders’ equity represents current earnings of $1,458,000, plus adjustments related to employee compensation costs, stock option accounting, deferred compensation plan activity and treasury stock activity of $82,000, less dividends of $328,000. Included in shareholders’ equity is accumulated other comprehensive income which includes the net after-tax impact of unrealized gains on investment securities classified as available-for-sale, which decreased $254,000 during the six months ended June 30, 2013. Such unrealized gains or losses are generally due to changes in interest rates and represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities classified as available-for-sale.

During the six months of 2013, the Corporation returned 22.49% of earnings through dividends of $328,000 at $0.280 per share compared to a return on earnings of 18.71% through dividends of $291,000 at $0.250 per share for the same period in 2012. Average shareholders’ equity to average assets was 9.92% for the six months ended June 30, 2013 compared to 9.32% for the six months ended June 30, 2012.

RESULTS OF OPERATIONS

Net income, after taxes for the six months ended June 30, 2013 was $1,458,000, or $1.23 per diluted share, a 6.3% or $98,000 decrease compared to $1,556,000 or $1.32 per diluted share for the same period in 2012. The decrease in net income between periods is largely due to a decrease in net interest income of $179,000, offset with a decrease in the provision for loan losses of $89,000 and a decrease in income tax expense of $25,000.

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

On a tax-equivalent basis, net interest margin, expressed as a percentage of average earning assets, was 4.70% for both three-month periods ended June 30, 2013 and 2012. Net interest spread, which is the average yield on interest-earning assets minus the average rate paid on interest-bearing liabilities, was 4.60% at June 30, 2013 and 2012. For the six months ended June 30, 2013, the Corporation’s net interest margin was 4.59%, a decrease of 19 basis points from 4.78% for the same period in 2012. Interest rate spread also decreased 19 basis points to 4.48% at June 30, 2013 compared to 4.67% at June 30, 2012. These declines are a result of the sustained low interest rate environment where the yields on earning assets have declined at a greater pace than rates paid on deposits and other borrowings. Because deposit rates are set at close to the bottom of their manageable range, and because the reinvestment rates on maturing securities have fallen dramatically and loan rates are presently impacted by competition for new loans, management anticipates continued pressure on the Corporation’s net interest margin.

Net interest income on a tax equivalent basis for the three months ended June 30, 2013 was $3,279,000, an increase of $48,000 or 1.5% compared to $3,231,000 for the same period in 2012. Net interest income for the six months ended June 30, 2013 was $6,368,000, a decrease of $179,000 or 2.7% compared to $6,547,000 for the same period in 2012. The increase for the three-month period was due to prepayment penalties, recovery of nonaccrual interest and an increase in loan volume, as well as the decrease in deposit balances and lower average rates paid on the deposits and borrowings. The decrease in net interest income for the six-month period was primarily due to the continued downward re-pricing of the Corporation’s variable rate loans in a lower interest rate environment, partially offset by the increase in loan volume and the decrease in deposit balances as well as lower average rates paid on deposits and borrowings.

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

TABLE 1 YIELD ANALYSIS

For the three-month period ended June 30, 2013 and 2012.

(Dollar amounts in thousands)

	Three Months Ended June 30,
	2013			2012
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	balance	Expense	Rate	balance	Expense	Rate
Federal funds sold	$18,751	$12	0.26%	$22,996	$14	0.24%
Investment securities:
Taxable securities (1)	7,559	61	3.24	10,030	79	3.17
Tax-exempt securities (1)	9,913	165	6.68	13,748	201	5.88
Loans (2) (3)	243,738	3,348	5.51	229,687	3,307	5.79
Earning assets	279,961	3,586	5.14%	276,461	3,601	5.24%
Other assets	23,421			23,378
Total assets	$303,382			$299,839

Interest-bearing demand deposits	$120,949	$23	0.08%	$118,500	$30	0.10%
Savings deposits	23,605	2	0.03	20,871	3	0.06
Time deposits	79,406	272	1.37	91,847	337	1.48
Borrowed funds	2,017	10	1.99	22	0	0.00
Interest-bearing liabilities	225,977	307	0.54%	231,240	370	0.64%
Noninterest-bearing demand deposits	45,618			38,878
Other liabilities	1,446			1,524
Shareholders’ equity	30,341			28,197
Total liabilities and
shareholders’ equity	$303,382			$299,839

Net interest income		$3,279			$3,231

Interest rate spread			4.60%			4.60%
Net interest margin (4)			4.70%			4.70%

(1)	Average yields on all securities have been computed based on amortized cost. Income on tax-exempt securities has been computed on a taxable-equivalent basis using a 34% federal tax rate and a 20% disallowance of interest expense deductibility under TEFRA rules. The amount of such adjustment was $70,000 for both three-month periods ended June 30, 2013 and 2012.

(2)	Average balance is net of deferred loan fees of $447,000 and $332,000 for the three months ended June 30, 2013 and 2012, respectively.

(3)	Interest income includes loan fees of $160,000 and $131,000 for the three-month period ended June 30, 2013 and 2012, respectively, as well as $67,000 and $64,000 of deferred dealer reserve expense for the same years.

(4)	Net interest margin is the ratio of annualized tax-equivalent net interest income to average earning assets.

(5)	Average loan balances include nonaccruing loans.

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

TABLE 2 YIELD ANALYSIS

For the six-month period ended June 30, 2013 and 2012.

(Dollar amounts in thousands)

	Six Months Ended June 30,
	2013			2012
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	balance	Expense	Rate	balance	Expense	Rate
Federal funds sold	$21,430	$25	0.24%	$21,334	$24	0.23%
Investment securities:
Taxable securities (1)	7,088	124	3.53	10,871	170	3.14
Tax-exempt securities (1)	9,993	332	6.70	13,894	405	5.86
Loans (2) (3)	241,014	6,533	5.47	229,149	6,701	5.88
Earning assets	279,525	7,014	5.06%	275,248	7,300	5.33%
Other assets	23,661			23,763
Total assets	$303,186			$299,011

Interest-bearing demand deposits	$119,873	$51	0.09%	$114,862	$58	0.10%
Savings deposits	23,117	4	0.03	20,250	5	0.05
Time deposits	80,806	571	1.42	94,700	690	1.47
Borrowed funds	1,965	20	2.05	11	0	0.00
Interest-bearing liabilities	225,761	646	0.58%	229,823	753	0.66%
Noninterest-bearing demand deposits	45,758			39,712
Other liabilities	1,580			1,604
Shareholders’ equity	30,087			27,872
Total liabilities and
shareholders’ equity	$303,186			$299,011

Net interest income		$6,368			$6,547

Interest rate spread			4.48%			4.67%
Net interest margin (4)			4.59%			4.78%

(1)	Average yields on all securities have been computed based on amortized cost. Income on tax-exempt securities has been computed on a taxable-equivalent basis using a 34% federal tax rate and a 20% disallowance of interest expense deductibility under TEFRA rules. The amount of such adjustment was $142,000 for both six-month periods ended June 30, 2013 and 2012.

(2)	Average balance is net of deferred loan fees of $442,000 and $308,000 for the six months ended June 30, 2013 and 2012, respectively.

(3)	Interest income includes loan fees of $274,000 and $254,000 for the six-month period ended June 30, 2013 and 2012, respectively, as well as $121,000 and $118,000 of deferred dealer reserve expense for the same years.

(4)	Net interest margin is the ratio of annualized tax-equivalent net interest income to average earning assets.

(5)	Average loan balances include nonaccruing loans.

32.

COMMERCIAL BANCSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest and fee income, on a fully tax-equivalent basis was $3,586,000 for the three-month period ended June 30, 2013, a decrease of $15,000 or 0.4% from $3,601,000 for same period in 2012. Average net loans, representing 87.06% and 83.08% of average-earning assets at June 30, 2013 and 2012, respectively, increased 6.1% or $14,051,000, while the average tax-equivalent yield earned decreased 28 basis points. The decline in interest income on loans was largely due to the downward re-pricing of variable rate loans. Average federal funds sold, representing 6.70% and 8.32% of average-earning assets at June 30, 2013 and 2012, respectively, decreased 18.5% or $4,245,000, while the average yield earned increased 2 basis points. Average investment securities, representing 6.24% and 8.60% of average-earning assets at June 30, 2013 and 2012, respectively, decreased 26.5% or $6,306,000, while the average tax-equivalent yield earned increased 45 basis points. The decrease in interest earned on loans during the second quarter of 2013 was largely offset by the collection of prepayment penalties and the recovery of nonaccrual interest of $92,000 as well as the increase in average loan balances.

Interest and fee income, on a fully tax-equivalent basis was $7,014,000 for the six months ended June 30, 2013, a decrease of $286,000 or 3.9%, from $7,300,000 for the same period in 2012. Average net loans, representing 86.22% and 83.25%, of average-earning assets at June 30, 2013 and 2012, respectively, increased $11,865,000 or 5.2%, while the average tax-equivalent yield earned decreased 41 basis points, resulting from the downward re-pricing of variable rate loans and new loans originating at lower market rates as well as maturities and repayments of loans with higher rates. Average fed funds sold, representing 7.67% and 7.75% of average-earning assets at June 30, 2013 and 2012, respectively, remained relatively unchanged between periods. Average investment securities, representing 6.11% and 9.00% of average-earning assets at June 30, 2013 and 2012, respectively, decreased $7,684,000 or 31.0%, while the average tax-equivalent yield earned increased 71 basis points.

Interest expense was $307,000 for the three months ended June 30, 2013, a decrease of $63,000 or 17.0% compared to $370,000 for the same period in 2012. Average interest-bearing demand deposits, representing 53.52% and 51.25% of average interest-bearing liabilities at June 30, 2013 and 2012, respectively, increased $2,449,000 or 2.1%, while the average rate paid decreased by 2 basis points. Average time deposits, representing 35.14% and 39.72% of average interest-bearing liabilities at June 30, 2013 and 2012, decreased $12,441,000 or 13.6%, while the average rate paid decreased 11 basis points.

Interest expense was $646,000 for the six months ended June 30, 2013, a decrease of $107,000 or 14.2% compared to $753,000 for the same period in 2012. Average interest-bearing demand deposits, representing 53.10% and 49.98% of average interest-bearing liabilities at June 30, 2013 and 2012, respectively, increased $5,011,000 or 4.4%, while the average rate paid only decreased by one basis point. Average time deposits, representing 35.79% and 41.21% of average interest-bearing liabilities at June 30, 2013 and 2012, respectively, decreased $13,894,000 or 14.7%, while the average rate paid decreased 5 basis points. The decrease in interest expense between periods is in part due to a favorable shift in the deposit mix as well as the decline in time deposits as maturing balances were withdrawn in lieu of renewing at lower rates.

33.

COMMERCIAL BANCSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Through the provision for loan losses an allowance is maintained that reflects management’s best estimate of probable incurred losses related to specifically identified loans as well as the inherent risk of loss related to the remaining portfolio. Provisions for loan losses are charged against income to bring the allowance for loan losses to a level deemed adequate by management. In evaluating the allowance for loan losses, management considers factors that include loan growth, composition, diversification or conversely, concentrations by industry, geography or collateral within the portfolio, historical loss experience, current delinquency levels, estimated value of the underlying collateral, prevailing economic conditions and other relevant factors. The provision charged against income for the three and six months ended June 30, 2013 was $129,000 and $151,000, respectively compared to $90,000 and $240,000 for the same periods in 2012. Impacting the provision for loan losses in any accounting period are several matters including the amount of loan growth during the period, broken down by loan type, the level of charge-offs during the period, the changes in the amount of impaired loans, changes in risk ratings assigned to loans, specific loan impairments, credit quality, and ultimately, the results of management’s quarterly assessment of the inherent risks of the loan portfolio. The reduction in the loan loss provision for 2013 compared to 2012 is primarily due to a decrease in required reserves for classified loans, reflecting a number of upgrades on non-impaired loans. During the six months ended June 30, 2013 total classified loans decreased 26.1% or $4,102,000 from year-end 2012.

Management considers the allowance for loan losses at June 30, 2013 adequate to cover loan losses based on its assessment of various factors affecting the loan portfolio, including the level of problem loans, overall delinquencies, business conditions, estimated collateral values and loss experience. A further decline in local and national economic conditions, or other factors, could result in a material increase in the allowance for loan losses which could adversely affect the Corporation’s financial condition and results of operations. Further information relating to factors affecting the allowance for loan losses is discussed under Financial Condition.

Noninterest income consists primarily of fees and commissions earned on services that are provided to the Corporation’s banking customers and, to a lesser extent, gains on sales of OREO and other repossessed assets and other miscellaneous income. Noninterest income for the three and six months ended June 30, 2013 was $543,000 and $1,088,000, respectively compared to $576,000 and $1,116,000 for the three and six months ended June 30, 2012. Following are some of the more significant factors affecting noninterest income during 2013:

•	A decrease of $11,000 and $20,000 in overdraft charges for the three and six-month periods, respectively, primarily due to a decline in insufficient funds (“NSF”) activity. Management believes part of this decrease is the impact of Regulation E rules relating to overdraft charges as well as the increase in debit card usage which does not typically generate NSF fees. Debit card transactions for which customers do not have available funds are declined at the point of sale instead of posting to the account and generating NSF charges.

•	A decrease of $7,000 and $13,000 in service charges and fees for the three and six-month periods, respectively, primarily due to lower merchant banking fees and deposit fees.

Noninterest expense consists primarily of personnel, occupancy, equipment and other expenses. Noninterest expense for three and six months ended June 30, 2013 was $2,537,000 and $5,108,000, respectively, compared to $2,535,000 and $5,103,000 for the three and six months ended 2012. Following are some of the more significant factors affecting noninterest expense during 2013:

•	An increase of $35,000 and $19,000 in salaries and employee benefits for the three and six-month periods, respectively, largely due to a 3% planned increase in salaries as well as taxes associated with bonus pay.

•	An increase of $20,000 in OREO and miscellaneous expense for the six-month period, primarily reflecting an increase in appraisal services related to problem loans.

•	A decrease of $16,000 and $31,000 in professional fees for the three and six-month periods, respectively, primarily reflecting a decrease in legal costs pertaining to loan workout plans.

•	An increase of $13,000 and $33,000 in software maintenance for the three and six-month periods, respectively, largely driven by an increase in third party and web based software programs as well as core processing upgrades, all of which increase software maintenance contracts.

•	A decrease of $34,000 and $75,000 in other operating expense for the three and six-month periods, respectively, primarily reflecting a decline in ATM expense due to a lower level of transactions as well as declines in office and equipment expense, postage and data processing costs.

34.

COMMERCIAL BANCSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the three and six months ended June 30, 2013, the Corporation generated income before taxes of $1,086,000 and $2,055,000, respectively, resulting in a tax provision of $313,000 and $597,000, compared to income before taxes of $1,112,000 and $2,178,000 resulting in a tax provision of $318,000 and $622,000 for the same periods in 2012. The Corporation’s effective tax rate for the three and six months ended June 30, 2013 was 28.82% and 29.05%, respectively, compared to 28.60% and 28.56% for the same periods in 2012. The difference between the Corporation’s effective tax rate and the statutory rate is primarily attributable to the Corporation’s tax-exempt income. Tax-exempt income includes income earned on certain municipal investments that qualify for state and/or federal income tax exemption and the Corporation’s earnings on Company-owned life insurance policies, which are exempt from federal taxation.

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

The Corporation’s liquidity ratio at June 30, 2013 was 6.38% compared to 8.52% at year-end 2012. Another measure of liquidity is the relationship of net loans to deposits and borrowed funds with lower ratios indicating greater liquidity. At June 30, 2013, the ratio of net loans to deposits and borrowed funds was 93.43% compared to 89.99% at December 31, 2012. At June 30, 2013, the Corporation had the ability to borrow a total of approximately $25,927,000 from Federal Home Loan Bank, subject to pledging requirements. At June 30, 2013, the Corporation had $11,375,000 of such borrowings outstanding. Management believes its sources of liquidity are adequate to meet the needs of the Corporation.

Net cash flows resulted in a decrease of $8,915,000 in cash equivalents and federal funds sold for the six-month period ended June 30, 2013 compared to an increase of $10,527,000 for same period in 2012. During the first half of 2013 total cash from operating activities of $2,066,000, overnight borrowing of $1,472,000, proceeds from maturities and repayments of securities of $947,000, proceeds from the sale of OREO and other repossessed assets of $179,000, along with the increase in deferred compensation plan and stock option plan activity of $43,000 was utilized to fund loan growth of $6,589,000, fund the purchase of investment securities of $2,000,000, fund capital expenditures of $136,000, pay down FHLB advances of $57,000, pay dividends of $328,000 and satisfy deposit withdrawals of $4,514,000.

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

35.

COMMERCIAL BANCSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Bank’s leverage and risk-based capital ratios at June 30, 2013 were 9.7% and 12.8%, respectively, compared to leverage and risk-based capital ratios of 9.4% and 12.5% at year-end 2012. The Bank exceeded minimum regulatory requirements to be considered well capitalized for both periods. Should it become necessary to raise capital to expand the activities of the Corporation, there are sufficient un-issued shares to effect a merger, or solicit new investors.

TABLE 3 CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Corporation has certain obligations and commitments to make future payments under contract. The following table presents the Corporation’s contractual obligations and commitments (in thousands) at June 30, 2013:

Contractual Obligations

	Payments Due by Period
		Less Than			After
	Total	One Year	1-3 Years	3-5 Years	5 Years
Time deposits and certificates of deposit	$77,612	$42,695	$22,576	$6,290	$6,051
Borrowed funds	3,337	1,472	0	0	1,865
Total contractual obligations	$80,949	$44,167	$22,576	$6,290	$7,916

Other Commitments

	Amount of Commitment – Expiration by Period
		Less Than			After
	Total	One Year	1-3 Years	3-5 Years	5 Years
Commitments to extend commercial credit	$20,416	$10,628	$1,015	$459	$8,314
Commitments to extend consumer credit	11,952	1,130	2,205	4,757	3,860
Standby letters of credit	57	47	10	0	0
Total other commitments	$32,425	$11,805	$3,230	$5,216	$12,174

Other obligations and commitments which are not included above include the deferred compensation plan, index plan reserve and split dollar life insurance. The timing of payments for these plans is unknown. See Note 1 of the 2012 Annual Report for additional details.

Items listed under “Contractual Obligations” represent standard bank financing activity under normal terms and practices. Such funds normally rollover or are replaced by like items depending on then-current financing needs. Items shown under “Other Commitments” also represent standard bank activity, but for extending credit to bank customers. Commercial credits generally represent lines of credit or approved loans with drawable funds still available under the contract terms. On an on-going basis, approximately half of these amounts are expected to be drawn. Consumer credits generally represent amounts drawable under revolving home equity lines or credit card programs. Such amounts are usually deemed less likely to be drawn upon in total as consumers tend not to draw down all amounts on such lines. Utilization rates tend to be fairly constant over time. Standby letters of credit represent guarantees to finance specific projects whose primary source of financing comes from other sources. In the unlikely event of the other source’s failure to provide sufficient financing, the bank would be called upon to fill the need. The Corporation is also continually engaged in the process of approving new loans in a bidding competition with other banks. Management and Board committees approve the terms of these potential new loans with conditions and/or counter terms made to the applicant customers. Customers may accept the terms, make a counter proposal, or accept terms from a competitor. These loans are not yet under contract, but offers have been tendered, and would be required to be funded if accepted. Such agreements represent approximately $10,352,000 at June 30, 2013 in varying maturity terms.

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

The two primary methods to monitor and manage interest rate risk are rate-sensitivity gap analysis and review of the effects of various interest rate shock scenarios. Based upon ALCO’s review, there has been no significant change in the interest rate risk of the Corporation since year-end 2012. (See Quantitative and Qualitative Disclosures about Market Risk in the Annual Report to Shareholders for the year ended December 31, 2012)

Item 4. Controls and Procedures

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

There was no change in the Corporation’s internal control over financial reporting that occurred during the Corporation’s fiscal quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

37.

COMMERCIAL BANCSHARES, INC.

FORM 10-Q

Quarter ended June 30, 2013

PART II – OTHER INFORMATION

Item 1	Legal Proceedings
There are no matters required to be reported under this item.

Item 1A	Risk Factors
There have been no material changes from risk factors as previously disclosed in Part 1, Item 1.A. of Commercial Bancshares, Inc.’s 10-K filed on March 26, 2013.

Item 2	Unregistered Sales of Securities and Use of Proceeds
For the three months ended June 30, 2013, the Corporation purchased 1,381 shares totaling $26,000 under the Commercial Savings Bank Deferred Compensation Plan, a nonqualified deferred compensation plan, to various members of the Board. Shares are purchased on the open market and are credited to the respective accounts of the deferred compensation plan participants. These transactions were not registered, but were made in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933.

The following table reflects shares repurchased by the Corporation during the three months ended June 30, 2013, including any shares purchased as part of a repurchase program approved by the Corporation’s Board of Directors in June 2009. The stock repurchase program, which was not publicly announced, allows the Corporation to annually purchase up to 2% of the number of common shares outstanding as of the authorization date. The maximum number of shares which the Corporation may repurchase on a weekly basis under the program is capped at 290 shares. The repurchase program has no formal expiration date, but the Board of Directors is required to review the authorization no less than annually.

				Maximum Number
			Total Number of	(or Approximate
			Shares	Dollar Value)
	Total		Purchased as	of Shares that May
	Number	Average	Part of Publicly	Yet be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs
04/01/13 – 04/30/13	1,381	$18.95	0	23,548

05/01/13 – 05/31/13	0	0.00	0	23,548

06/01/13 – 06/30/13	0	0.00	0	23,548

Total	1,381	$18.95	0	23,548

Item 3	Defaults upon Senior Securities
There are no matters required to be reported under this item.

Item 4	Mine Safety Disclosures
Not applicable

Item 5	Other Information
There are no matters required to be reported under this item.

38.

COMMERCIAL BANCSHARES, INC.

FORM 10-Q

Quarter ended June 30, 2013

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

COMMERCIAL BANCSHARES, INC.
(Registrant)

Date:	August 13, 2013	/s/ Robert E. Beach
(Signature)
Robert E. Beach
President and Chief Executive Officer

Date:	August 13, 2013	/s/ Scott A. Oboy
(Signature)
Scott A. Oboy
Executive Vice President and Chief Financial Officer

40.