Form 10-Q
period 2013-09-30
COMMERCIAL BANCSHARES INC \OH\
filed 2013-11-13
CIK 1009976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2013.  Commission File Number 000-27894

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

As of November 13, 2013, the latest practicable date, there were 1,181,068 outstanding of the registrant’s common stock, no par value.

COMMERCIAL BANCSHARES, INC.

2.

COMMERCIAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

	(Unaudited)
	September 30,	December 31,
	2013	2012
ASSETS
Cash and cash equivalents	$6,427	$7,114
Federal funds sold	11,398	15,790
Cash equivalents and federal funds sold	17,825	22,904

Securities available for sale	15,020	14,773
Other investment securities	2,259	2,259
Total loans	259,564	247,344
Allowance for loan losses	(4,268)	(4,041)
Loans, net	255,296	243,303
Premises and equipment, net	6,908	7,175
Accrued interest receivable	1,349	1,181
Bank-owned life insurance	8,609	8,421
Other assets	1,142	1,548

Total assets	$308,408	$301,564

LIABILITIES
Deposits
Noninterest-bearing demand	$42,399	$45,616
Interest-bearing demand	119,465	117,548
Savings and time deposits	77,282	82,386
Time deposits $100,000 and greater	28,927	22,889
Total deposits	268,073	268,439
FHLB advances	7,837	1,922
Accrued interest payable	74	93
Other liabilities	1,472	1,722

Total liabilities	277,456	272,176

SHAREHOLDERS' EQUITY
Common stock, no par value; 4,000,000 shares authorized, 1,186,638 shares issued and 1,180,808 outstanding at September 30, 2013 and 1,186,638 shares issued and 1,169,840 outstanding at December 31, 2012	11,830	11,721
Retained earnings	19,979	18,331
Unearned compensation	(181)	(77)
Deferred compensation plan shares; at cost, 48,967 shares at September 30, 2013, and 44,826 shares at December 31, 2012	(872)	(787)
Treasury stock; 5,830 shares at September 30, 2013 and 16,798 shares at December 31, 2012	(159)	(459)
Accumulated other comprehensive income	355	659

Total shareholders' equity	30,952	29,388

Total liabilities and shareholders' equity	$308,408	$301,564

See notes to the consolidated financial statements.

3.

COMMERCIAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Dollar amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Interest income
Interest and fees on loans	$3,397	$3,328	$9,924	$10,022
Interest on investment securities:
Taxable	59	72	183	242
Tax-exempt	98	128	294	397
Federal funds sold	6	11	32	35
Total interest income	3,560	3,539	10,433	10,696
Interest expense
Interest on deposits	269	362	894	1,115
Interest on borrowings	12	9	33	9
Total interest expense	281	371	927	1,124

Net interest income	3,279	3,168	9,506	9,572
Provision for loan losses	138	408	289	648
Net interest income after provision for loan losses	3,141	2,760	9,217	8,924

Noninterest income
Service fees and overdraft charges	377	371	1,083	1,107
Other income	159	207	529	589
Total noninterest income	536	578	1,612	1,696

Noninterest expense
Salaries and employee benefits	1,431	1,403	4,292	4,246
Premises and equipment	312	317	956	950
OREO and miscellaneous loan expense	61	46	176	141
Professional fees	112	94	313	327
Data processing	56	52	147	152
Software maintenance	94	109	323	306
Advertising and promotional	76	69	188	186
FDIC deposit insurance	68	68	205	179
Franchise tax	33	83	213	244
Loss on repossessed asset sales, net	12	11	1	13
Other operating expense	301	292	839	905
Total noninterest expense	2,556	2,544	7,653	7,649

Income before income taxes	1,121	794	3,176	2,971
Income tax expense	329	214	926	835

Net income	$792	$580	$2,250	$2,136

Basic earnings per common share	$0.67	$0.50	$1.92	$1.83
Diluted earnings per common share	$0.66	$0.49	$1.90	$1.81

See notes to the consolidated financial statements.

4.

COMMERCIAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(Dollar amounts in thousands)

	Three Months Ended
	September 30,
	2013	2012

Net Income	$792	$580

Unrealized holding on securities:
Net securities loss arising during period	(76)	(4)
Tax effect	(26)	(1)
Other comprehensive loss, net of tax	(50)	(3)
Comprehensive income, net of tax	$742	$577

	Nine Months Ended
	September 30,
	2013	2012

Net Income	$2,250	$2,136

Unrealized holding on securities:
Net securities loss arising during period	(461)	(87)
Tax effect	(157)	(29)
Other comprehensive loss, net of tax	(304)	(58)
Comprehensive income, net of tax	$1,946	$2,078

See notes to the consolidated financial statements.

5.

COMMERCIAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
(Unaudited)

(Dollar amounts in thousands, except per share data)

	Nine Months Ended
	September 30,
	2013	2012

Balance at beginning of period	$29,388	$26,999

Net income	2,250	2,136
Other comprehensive loss, net of tax	(304)	(58)

Stock-based compensation	64	52

Issuance of treasury stock under stock option plans	12	3

Deferred compensation plan activity	65	79

Dividends paid ($0.445 per share in 2013 and $0.375 in 2012)	(523)	(437)

Balance at end of period	$30,952	$28,774

See notes to the consolidated financial statements.

6.

COMMERCIAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
	($ in thousands)
Cash flows from operating activities
Net income	$2,250	$2,136
Adjustments	609	1,256
Net cash from operating activities	2,859	3,392

Cash flows from investing activities
Securities available for sale:
Purchases	(2,000)	0
Maturities, calls and repayments	1,282	6,550
Net change in loans	(12,407)	(10,207)
Proceeds from sale of OREO and other repossessed assets	273	113
Proceeds from sale of bank premises and equipment	2	0
Bank premises and equipment expenditures	(191)	(354)
Net cash (used in) provided by investing activities	(13,041)	(3,898)

Cash flows from financing activities
Net change in deposits	(366)	6,622
Net change in federal funds purchased	0	1,950
FHLB advances	9,000	0
Repayment of FHLB advances	(3,085)	0
Cash dividends paid	(523)	(437)
Issuance of treasury stock for stock option plans	12	3
Deferred compensation plan activity	65	79
Net cash (used in) provided by financing activities	5,103	8,217

Net change in cash equivalents and federal funds sold	(5,079)	7,711

Cash equivalents and federal funds sold at beginning of period	22,904	10,723

Cash equivalents and federal funds sold at end of period	$17,825	$18,434

Supplemental disclosures
Cash paid for interest	$946	$1,121
Cash paid for income taxes	1,020	675
Non-cash transfer of loans to foreclosed/repossessed assets	160	162

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

The condensed consolidated financial statements have been prepared without audit.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the Corporation’s financial position at September 30, 2013, and the results of operations and changes in cash flows for the periods presented have been made.

Certain information and footnote disclosures typically included in financial statements prepared in accordance with U.S. generally accepted principles have been omitted.  The Annual Report for the year ended December 31, 2012, contains consolidated financial statements and related footnote disclosures, which should be read in conjunction with the accompanying consolidated financial statements.  The results of operations for the period ended September 30, 2013 are not necessarily indicative of the operating results for the full year or any future interim period.

NOTE 2    EARNINGS PER SHARE

Weighted average shares used in determining basic and diluted earnings per share for the three months ended September 30, 2013 and 2012.

	2013	2012
Weighted average shares outstanding during the period	1,177,864	1,168,262
Dilutive effect of stock options	14,190	10,648
Weighted average shares considering dilutive effect	1,192,054	1,178,910

Anti-dilutive stock options not considered in computing diluted earnings per share	1,000	2,130

Weighted average shares used in determining basic and diluted earnings per share for the nine months ended September 30, 2013 and 2012.

	2013	2012
Weighted average shares outstanding during the period	1,173,259	1,165,870
Dilutive effect of stock options	13,145	11,322
Weighted average shares considering dilutive effect	1,186,404	1,177,192

Anti-dilutive stock options not considered in computing diluted earnings per share	10,950	2,130

8.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3   INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities at the dates indicated are presented in the following table.  All securities are classified as available for sale.

	September 30, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollar amounts in thousands)	Cost	Gains	Losses	Value
U.S. Government and federal agencies	$2,000	$0	$(66)	$1,934
State and political subdivisions	9,281	422	(4)	9,699
Mortgage-backed securities	3,201	187	(1)	3,387
Total securities available for sale	$14,482	$609	$(71)	$15,020

	December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollar amounts in thousands)	Cost	Gains	Losses	Value
State and political subdivisions	$9,535	$742	$(5)	$10,272
Mortgage-backed securities	4,239	262	0	4,501
Total securities available for sale	$13,774	$1,004	$(5)	$14,773

The estimated fair values of investment securities at September 30, 2013, by contractual maturity are shown below.  Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value
Due less than one year	$1,510	$1,528
Due after one year through five years	5,892	6,044
Due after five years through ten years	3,088	3,240
Due after ten years	791	821
Mortgage-backed securities	3,201	3,387
Total securities available for sale	$14,482	$15,020

At September 30, 2013 and December 31, 2012, securities with a carrying value of $11,314,000 and $13,123,000, respectively, were pledged to secure public deposits and other deposits and liabilities as required or permitted by law.

The following table shows the securities’ gross unrealized losses and estimated fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2013 and December 31, 2012.

(Dollar amounts in thousands)	Less Than Twelve Months		More Than Twelve Months
	Unrealized	Fair	Unrealized	Fair
September 30, 2013	Losses	Value	Losses	Value
U.S. Government and federal agencies	$(66)	$1,934	$0	$0
State and political subdivisions	(4)	667	0	0
Mortgage-backed securities	(1)	47	0	0
Total available for sale securities	$(71)	$2,648	$0	$0

9.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands)	Less Than Twelve Months		More Than Twelve Months
	Unrealized	Fair	Unrealized	Fair
December 31, 2012	Losses	Value	Losses	Value
State and political subdivisions	$(4)	$1,015	$(1)	$385
Mortgage-backed securities	0	0	0	0
Total available for sale securities	$(4)	$1,015	$(1)	$385

At September 30, 2013 there were no securities in a continuous loss position for more than twelve months compared to two securities with an estimated fair value of $385,000 and unrealized losses of $1,000 at December 31, 2012.  The Corporation had five securities with an estimated fair value of $2,648,000 and unrealized losses of $71,000 in a continuous unrealized loss position for less than twelve months compared to four securities with an estimated fair value of $1,015,000 and unrealized losses of $4,000 at December 31, 2012.

The unrealized losses that exist are primarily due to the changes in market interest rates subsequent to purchase.  The Corporation does not consider these investments to be other than temporarily impaired at September 30, 2013 and December 31, 2012 since the decline in market value is primarily attributable to changes in interest rates and not credit quality.  In addition, the Corporation does not intend to sell and does not believe that it is more likely than not that the Corporation will be required to sell these investments until there is a full recovery of the unrealized loss, which may be at maturity.  As a result, no impairment loss was recognized during the nine months ended September 30, 2013 or for the twelve months ended December 31, 2012.

Other investment securities are carried at cost and consist principally of stock in the Federal Home Loan Bank of Cincinnati.

NOTE 4   ALLOWANCE FOR LOAN LOSSES
The following table presents the activity of the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2013 and 2012.

	Commercial	Real Estate	Consumer	Total
	(Dollar amounts in thousands)
For the Three Months Ended September 30, 2013
Beginning balance – July 1, 2013	$3,279	$285	$603	$4,167
Charge-offs	0	0	(62)	(62)
Recoveries	10	0	15	25
Net (charge-offs) recoveries	10	0	(47)	(37)
Provision	84	0	54	138
Ending Balance – September 30, 2013	$3,373	$285	$610	$4,268

	Commercial	Real Estate	Consumer	Total
	(Dollar amounts in thousands)
For the Three Months Ended September 30, 2012
Beginning balance – July 1, 2012	$2,998	$302	$610	$3,910
Charge-offs	(20)	(32)	(28)	(80)
Recoveries	3	0	9	12
Net (charge-offs) recoveries	(17)	(32)	(19)	(68)
Provision	370	37	1	408
Ending Balance – September 30, 2012	$3,351	$307	$592	$4,250

10.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Commercial	Real Estate	Consumer	Total
	(Dollar amounts in thousands)
For the Nine Months Ended September 30, 2013
Beginning balance – January 1, 2013	$3,175	$284	$582	$4,041
Charge-offs	(4)	(19)	(130)	(153)
Recoveries	40	8	43	91
Net (charge-offs) recoveries	36	(11)	(87)	(62)
Provision	162	12	115	289
Ending Balance – September 30, 2013	$3,373	$285	$610	$4,268

	Commercial	Real Estate	Consumer	Total
	(Dollar amounts in thousands)
For the Nine Months Ended September 30, 2012
Beginning balance – January 1, 2012	$2,849	$278	$652	$3,779
Charge-offs	(45)	(48)	(127)	(220)
Recoveries	8	0	35	43
Net (charge-offs) recoveries	(37)	(48)	(92)	(177)
Provision	539	77	32	648
Ending Balance – September 30, 2012	$3,351	$307	$592	$4,250

The following table presents the allocation of the allowance for loan losses and the recorded investment in loans (in thousands) by portfolio segment at September 30, 2013 and 2012.

	Collectively Evaluated		Individually Evaluated		Total
	Allowance	Recorded	Allowance	Recorded	Allowance	Recorded
	for loan	investment	for loan	investment	for loan	investment
	losses	in loans	losses	in loans	losses	in loans
September 30, 2013
Commercial	$2,831	$195,623	$542	$10,175	$3,373	$205,798
Real estate	285	18,110	0	0	285	18,110
Consumer	610	35,656	0	0	610	35,656
Total	$3,726	$249,389	$542	$10,175	$4,268	$259,564

September 30, 2012
Commercial	$2,606	$177,858	$745	$11,620	$3,351	$189,478
Real estate	307	16,920	0	0	307	16,920
Consumer	592	38,573	0	0	592	38,573
Total	$3,505	$233,351	$745	$11,620	$4,250	$244,971

11.

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

12.

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

8 – Doubtful	Weakness makes collection or liquidation in full (based on currently existing facts) improbable.

9 – Loss	This credit is of little value and not warranted as a bankable asset. Accordingly, the Bank does not carry any loans on the books that are graded 9 – loss, instead these loans are charged off.

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

The following tables present the risk category of loans by class of loans based on the most recent analysis performed at September 30, 2013 and December 31, 2012.

Commercial Credit Exposure (dollar amounts in thousands)
Credit risk profile by credit worthiness category

					Commercial		Commercial
	Commercial		Commercial		Real Estate		Real Estate
	Operating		Agricultural		1-4 Family		Other
Category	09/30/13	12/31/12	09/30/13	12/31/12	09/30/13	12/31/12	09/30/13	12/31/12
Pass	$27,978	$27,636	$37,958	$32,416	$40,002	$36,248	$91,321	$78,586
6	0	0	0	0	0	0	126	4,667
7	1,392	1,388	163	0	1,244	2,812	5,614	9,793
8	0	0	0	0	0	0	0	0
Total	$29,370	$29,024	$38,121	$32,416	$41,246	$39,060	$97,061	$93,046

Real Estate Credit Exposure (dollar amounts in thousands)
Credit risk by credit worthiness category

	Real Estate, Construction		Real Estate, Other
Category	09/30/13	12/31/12	09/30/13	12/31/12
Pass	$3,119	$3,051	$13,902	$11,582
6	0	0	143	147
7	0	71	946	1,278
8	0	0	0	0
Total	$3,119	$3,122	$14,991	$13,007

13.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consumer Credit Exposure (dollar amounts in thousands)
Credit risk by credit worthiness category

	Consumer – Equity		Consumer – Auto		Consumer – Other
Category	09/30/13	12/31/12	09/30/13	12/31/12	09/30/13	12/31/12
Pass	$18,668	$19,091	$5,265	$6,225	$11,276	$11,961
6	0	32	0	0	0	5
7	444	275	3	14	0	66
8	0	0	0	0	0	0
Total	$19,112	$19,398	$5,268	$6,239	$11,276	$12,032

NOTE 6  SUMMARY OF IMPAIRED LOANS

Loans evaluated for impairment include loans classified as troubled debt restructurings and non-performing multi-family, commercial and construction loans. The following tables set forth certain information regarding the Corporation’s impaired loans, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary at September 30, 2013 and December 31, 2012.

(Dollar amounts in thousands)		Unpaid
	Recorded	Principal	Related
September 30, 2013	Investment	Balance	Allowance
With no related allowance recorded:
Commercial operating	$133	$133	$0
Commercial real estate, 1-4 family	90	90	0
Commercial real estate, other	6,220	6,220	0
Subtotal	6,443	6,443	0
With an allowance recorded:
Commercial operating	845	845	107
Commercial real estate, 1-4 family	1,694	1,694	234
Commercial real estate, other	1,193	1,193	201
Subtotal	3,732	3,732	542
Total	$10,175	$10,175	$542

		Unpaid
	Recorded	Principal	Related
December 31, 2012	Investment	Balance	Allowance
With no related allowance recorded:
Commercial operating	$234	$234	$0
Commercial real estate, 1-4 family	92	92	0
Commercial real estate, other	5,820	5,820	0
Subtotal	6,146	6,146	0
With an allowance recorded:
Commercial operating	925	925	107
Commercial real estate, 1-4 family	1,732	1,732	248
Commercial real estate, other	3,253	3,253	202
Subtotal	5,910	5,910	557
Total	$12,056	$12,056	$557

14.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impaired loans with no related allowance recorded of $6,443,000 at September 30, 2013, increased $297,000 or 4.8% from $6,146,000 at year-end 2012, while loans with a specified reserve decreased $2,178,000 or 36.9%. Total impaired loans of $10,175,000 decreased $1,881,000 or 15.6% from total impaired loans of $12,056,000 at December 31, 2012. The decrease in impaired loans is largely due to an upgrade of one large hotel loan due to the borrower’s improved cash flow. The specified reserve related to impaired loans totaled $542,000 at September 30, 2013 compared to $557,000 at December 31, 2012.

The following table presents the average recorded investment in impaired loans and the amount of interest income recognized on a cash basis for impaired loans after impairment by portfolio segment and class for the periods indicated.

	For the Three Months		For the Three Months
	Ended September 30, 2013		Ended September 30, 2012
	Average	Total Interest	Average	Total Interest
	Recorded	Income	Recorded	Income
(Dollar amounts in thousands)	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial operating	$133	$1	$137	$2
Commercial real estate, 1-4 family	91	0	0	0
Commercial real estate, other	6,236	40	5,495	69
Subtotal	6,460	41	5,632	71
With an allowance recorded:
Commercial operating	850	0	144	0
Commercial real estate, 1-4 family	1,688	47	1,778	39
Commercial real estate, other	1,191	0	4,107	15
Subtotal	3,729	47	6,029	54
Total	$10,189	$88	$11,661	$125

	For the Nine Months		For the Nine Months
	Ended September 30, 2013		Ended September 30, 2012
	Average	Total Interest	Average	Total Interest
	Recorded	Income	Recorded	Income
(Dollar amounts in thousands)	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial operating	$134	$5	$138	$7
Commercial real estate, 1-4 family	92	0	0	0
Real estate, other	6,303	86	4,670	221
Subtotal	6,529	91	4,808	228
With an allowance recorded:
Commercial operating	862	0	151	0
Commercial real estate, 1-4 family	1,700	47	774	39
Commercial real estate, other	1,208	0	3,735	57
Subtotal	3,770	47	4,660	96
Total	$10,299	$138	$9,468	$324

15.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7  TROUBLED DEBT RESTRUCTURINGS

The following table summarizes information relative to loan modifications determined to be troubled debt restructurings during the three and nine months ended September 30, 2013 and 2012.

		Pre-Modification	Post-Modification
(Dollars amounts in thousands)		Outstanding	Outstanding
	Number	Recorded	Recorded
	Of TDRs	Investment	Investment
Three months ended September 30, 2013
Commercial operating	0	$0	$0
Commercial real estate, 1-4 family	0	0	0
Commercial real estate, other	1	2,192	2,192
Total	1	$2,192	$2,192
Three months ended September 30, 2012
Commercial operating	0	$0	$0
Commercial real estate, 1-4 family	2	1,542	1,523
Commercial real estate, other	0	0	0
Total	2	$1,542	$1,523

		Pre-Modification	Post-Modification
(Dollars amounts in thousands)		Outstanding	Outstanding
	Number	Recorded	Recorded
	Of TDRs	Investment	Investment
Nine months ended September 30, 2013
Commercial operating	0	$0	$0
Commercial real estate, 1-4 family	0	0	0
Commercial real estate, other	1	2,192	2,192
Total	1	$2,192	$2,192

Nine months ended September 30, 2012
Commercial operating	0	$0	$0
Commercial real estate, 1-4 family	2	1,542	1,523
Commercial real estate, other	1	2,148	2,041
Total	3	$3,690	$3,564

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

There have been no financing receivables modified as troubled debt restructurings within the previous twelve months that have subsequently defaulted during the three and nine months ended September 30, 2013. In addition, there are no commitments to lend additional funds to borrowers that are classified as troubled debt restructurings at September 30, 2013 and 2012, respectively.

16.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8  AGE ANALYSIS OF PAST DUE FINANCING RECEIVABLES

The following table presents the aging of the recorded investment in loans by past due category and class of loans at September 30, 2013 and December 31, 2012 (dollar amounts in thousands).

							Recorded
	30-59	60-89	> 90			Total	Investment
	Days	Days	Days	Total		Financing	> 90 Days
September 30, 2013	Past Due	Past Due	Past Due	Past Due	Current	Receivables	and Accruing
Commercial
Operating	$0	$1	$45	$46	$29,324	$29,370	$0
Agricultural	0	0	0	0	38,121	38,121	0
Real estate, 1-4 family	54	0	90	144	41,102	41,246	0
Real estate, other	0	1	1,093	1,094	95,967	97,061	0
Real estate
Construction	0	0	0	0	3,119	3,119	0
Other	46	47	0	93	14,898	14,991	0
Consumer
Equity	0	55	319	374	18,738	19,112	0
Auto	11	0	8	19	5,249	5,268	0
Other	53	0	63	116	11,160	11,276	0
Total	$164	$104	$1,618	$1,886	$257,678	$259,564	$0

							Recorded
	30-59	60-89	> 90			Total	Investment
	Days	Days	Days	Total		Financing	> 90 Days
December 31, 2012	Past Due	Past Due	Past Due	Past Due	Current	Receivables	and Accruing
Commercial
Operating	$154	$0	$0	$154	$28,870	$29,024	$0
Agricultural	0	0	0	0	32,416	32,416	0
Real estate, 1-4 family	13	0	1,592	1,605	37,455	39,060	0
Real estate, other	1,374	2,261	340	3,975	89,071	93,046	0
Real estate
Construction	0	0	0	0	3,122	3,122	0
Other	57	28	35	120	12,887	13,007	0
Consumer
Equity	61	0	0	61	19,337	19,398	0
Auto	12	9	0	21	6,218	6,239	0
Other	49	0	0	49	11,983	12,032	0
Total	$1,720	$2,298	$1,967	$5,985	$241,359	$247,344	$0

NOTE 9  FINANCING RECEIVABLES ON NONACCRUAL STATUS

The following table summarizes loans (in thousands) on nonaccrual status at the dates indicated.

	September 30, 2013	December 31, 2012
Commercial operating	$939	$1,087
Commercial real estate, 1-4 family	326	1,825
Commercial real estate, other	3,514	4,040

Real estate, other	79	73

Consumer equity	319	63
Consumer auto	11	9
Consumer other	68	14
Total	$5,256	$7,111

17.

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

⋅	Level 1 – Quoted prices in active markets for identical assets or liabilities.

⋅
Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities in active markets, and other inputs such as interest rates and yield curves that are observable at commonly quoted intervals.

⋅	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

The following table presents information about the Corporation’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012, and the valuation techniques used by the Corporation to determine those fair values.

Assets and liabilities measured at fair value on a recurring basis for the periods indicated:

	Quoted Prices in	Significant	Significant
(Dollar amounts in thousands)	Active Markets	Observable	Unobservable
	For Identical	Inputs	Inputs
September 30, 2013	Assets (Level 1)	(Level 2)	(Level 3)	Balance
Assets
U.S. Government and federal agencies	$0	$1,934	$0	$1,934
State and political subdivisions	0	9,699	0	9,699
Mortgage-backed securities	0	3,387	0	3,387
Total Assets	$0	$15,020	$0	$15,020
Liabilities	$0	$0	$0	$0

18.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Quoted Prices in	Significant	Significant
(Dollar amounts in thousands)	Active Markets	Observable	Unobservable
	For Identical	Inputs	Inputs
December 31, 2012	Assets (Level 1)	(Level 2)	(Level 3)	Balance
Assets
State and political subdivisions	$0	$10,272	$0	$10,272
Mortgage-backed securities	0	4,501	0	4,501
Total Assets	$0	$14,773	$0	$14,773
Liabilities	$0	$0	$0	$0

Securities characterized as having Level 2 inputs generally consist of obligations of U.S. Government and federal agencies, government-sponsored organizations and obligations of state and political subdivisions. There were no transfers between Levels 1 and 2 for the period ending September 30, 2013.

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

The following table presents financial assets and liabilities measured on a nonrecurring basis:

Fair Value Measurements at Reporting Date Using

	Balance at
(In thousands)	September 30, 2013	Level 1	Level 2	Level 3
Impaired loans	$10,175	$0	$0	$10,175
Real estate acquired through foreclosure	25	0	0	25

	Balance at
(In thousands)	December 31, 2012	Level 1	Level 2	Level 3
Impaired loans	$12,056	$0	$0	$12,056
Real estate acquired through foreclosure	128	0	0	128

Loans for which it is probable the ultimate repayment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures the impairment in accordance with generally accepted accounting principles. Loan impairment is measured using the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral (less selling costs) if the loan is collateral dependent. Collateral may be real estate and/or business assets including equipment, inventory and accounts receivable. The value of business equipment, inventory and accounts receivable collateral is based on net book value on the business’ financial statements and, if necessary, discounted based on management’s review and analysis. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and the client’s business. Impaired loans are subject to nonrecurring fair value adjustments to reflect (1) partial write-downs that are based on the observable market price or current appraised value of the collateral, or (2) the full charge-off of the loan carrying value.

19.

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

The table below presents the estimated fair values of the Corporation’s financial instruments for the periods indicated.

			Quoted Prices	Significant
			In Active	Other	Significant
(Dollar amounts in thousands)			Markets for	Observable	Unobservable
	Carrying	Estimated	Identical Assets	Inputs	Inputs
September 30, 2013	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash equivalents and federal funds sold	$17,825	$17,825	$17,825	$0	$0
Securities available for sale	15,020	15,020	0	15,020	0
Other investment securities	2,259	2,259	0	0	2,259
Loans, net of allowance for loan loss	255,296	235,888	0	0	235,888
Accrued interest receivable	1,349	1,349	0	0	1,349

Financial Liabilities:
Noninterest-bearing deposits	$(42,399)	$(42,399)	$(42,399)	$0	$0
Interest-bearing deposits	(142,603)	(142,603)	0	(142,603)	0
Time deposits	(83,071)	(81,753)	0	(81,753)	0
FHLB advances	(7,837)	(6,075)	0	(6,075)	0
Accrued interest payable	(74)	(74)	0	0	(74)

			Quoted Prices	Significant
			In Active	Other	Significant
(Dollar amounts in thousands)			Markets for	Observable	Unobservable
	Carrying	Estimated	Identical Assets	Inputs	Inputs
December 31, 2012	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash equivalents and federal funds sold	$22,904	$22,904	$22,904	$0	$0
Securities available for sale	14,773	14,733	0	14,733	0
Other investment securities	2,259	2,259	0	0	2,259
Loans, net of allowance for loan loss	243,303	240,910	0	0	240,910
Accrued interest receivable	1,181	1,181	0	0	1,181

Financial Liabilities:
Noninterest-bearing deposits	$(45,616)	$(45,616)	$(45,616)	$0	$0
Interest-bearing deposits	(139,632)	(139,632)	0	(139,632)	0
Time deposits	(83,191)	(82,216)	0	(82,216)	0
FHLB advances	(1,922)	(1,854)	0	(1,854)	0
Accrued interest payable	(93)	(93)	0	0	(93)

20.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following describes the valuation methodologies used by management to measure financial assets and liabilities at fair value. Where appropriate, the description includes information about the valuation models and key inputs to those models.

⋅     Cash equivalents and federal funds sold – The carrying value of cash, amounts due from banks and federal funds sold assumed to approximate fair value.

⋅     Investment securities – Fair value is based on quoted market prices in active markets for identical assets or similar assets in active markets. If quoted market prices are not available, with the assistance of an independent pricing service, management’s fair value measurements consider observable data which may include market maker bids, quotes and pricing models. Inputs to the pricing models include recent trades, benchmark interest rates, spreads and actual and projected cash flows.

⋅     Other investment securities – principally consists of investments in Federal Home Loan Bank stock, which has limited marketability and is carried at cost.

⋅     Loans – The loan portfolio includes adjustable and fixed-rate loans, the fair value of which is estimated using discounted cash flow analyses. To calculate discounted cash flows, the loans are aggregated into pools of similar types and expected repayment terms. The expected cash flows were based on historical prepayment experiences and estimated credit losses for non-performing loans and were discounted using current rates at which similar loans would be made to borrowers with similar credit ratings and similar remaining maturities. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

⋅     Accrued interest receivable – The carrying value of accrued interest receivable approximates fair value due to the short-term duration.

⋅     Noninterest-bearing deposits – The fair value of noninterest-bearing demand deposits, which have no stated maturity, were considered equal to their carrying amount, representing the amount payable on demand.

⋅     Interest-bearing deposits – The fair value of demand, money market and savings deposits, which have no stated maturity, were considered equal to their carrying amount, representing the amount payable on demand.

⋅     Time deposits – The fair value for fixed-rate time deposits is estimated using a discounted cash flow calculation that applies interest rates currently being offered for time deposits with similar terms and similar remaining maturities.

⋅     FHLB advances – The fair value of long-term debt was estimated using a discounted cash flow calculation which utilizes the interest rates currently offered for borrowings of similar remaining maturities.

⋅     Accrued interest payable – The carrying value of accrued interest payable approximates fair value due to the short-term duration.

⋅     Off-balance sheet financial instruments – Fair values for off-balance sheet, credit related financial instruments are based on fees currently charged to enter into similar arrangements, taking into account the remaining terms of the agreements and the counter parties credit rating.

NOTE 11  STOCK-BASED COMPENSATION

The Corporation has two share-based compensation plans in existence; the 1997 Stock Option Plan (expired but having outstanding options that may still be exercised) and the 2009 Incentive Stock Option Plan, which is described below.

21.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Corporation’s 2009 Incentive Stock Option Plan is a shareholder approved plan that permits the granting of stock options, restricted stock and certain other stock-based awards to selected key employees on a periodic basis at the discretion of the board. The plan authorizes the issuance of up to 150,000 shares of common stock of which 69,600 shares are available for issuance at September 30, 2013. Option awards are granted with an exercise price equal to the market price of the Corporation’s stock at the date of grant and have an expiration period of ten years.

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

The fair value of options granted in 2013 and 2012 was determined using the following weighted-average assumptions as of the date of grant.

	2013	2012
Dividend yield	3.17%	3.20%
Risk-free interest rate	2.00%	1.15%
Expected volatility	23.00%	23.62%
Weighted average expected life	8 yrs	8 yrs
Weighted average per share fair value of options	$3.63	$3.01

In the third quarter of 2013, 9,950 stock options were granted, subject to a three year vesting period with one third of the options vesting each year on the anniversary date of the grant.

Intrinsic value represents the amount by which the fair market value of the Corporation’s stock as of September 30, 2013 exceeds the exercise price of the stock options. At September 30, 2013, the aggregate intrinsic value of stock options outstanding and exercisable was $340,000 and $291,000, respectively, compared to an aggregate intrinsic value of $186,000 and $155,000 at December 31, 2012.

The following table summarizes stock option activity for the nine months ended September 30, 2013.

		Weighted
	Number	Average	Number
	Of	Exercise	of Options
Stock Options	Options	Price	Exercisable
Outstanding options at January 1, 2013	54,630	$15.83	29,199
Granted	9,950	21.35
Exercised	(900)	12.30
Forfeited	0	0
Expired	(1,130)	22.75
Outstanding options at September 30, 2013	62,550	$16.63	39,201

The fair value of options granted is amortized as compensation expense, recognized on a straight-line basis over the vesting period of the respective stock option grant. Compensation expense related to employees is included in personnel expense while compensation expense related to directors is included in other operating expense. The Corporation recognized compensation expense of $8,000 and $25,000 for the three and nine months ended September 30, 2013, respectively, related to the vesting of nonrestricted stock options, compared to compensation expense of $8,000 and $22,000 for the same periods in 2012. At September 30, 2013, the Corporation had $70,000 of unrecognized compensation expense related to nonrestricted stock options. This remaining cost is expected to be recognized over a weighted average vesting period of approximately 26.5 months.

22.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of outstanding and exercisable stock options at September 30, 2013.

	Number	Weighted Average		Number
	Of Shares	Remaining		Of Shares
Exercise Price	Outstanding	Contractual Life		Exercisable
$26.75	1,000	2.25	years	1,000
$12.30	15,500	5.87	years	15,500
$13.25	11,100	6.87	years	11,100
$17.40	9,800	7.87	years	6,534
$19.28	15,200	8.78	years	5,067
$21.35	9,950	9.86	years	0
Total	62,550	7.65	years	39,201

The following table summarizes information about the Corporation’s nonvested stock option activity for the nine months ended September 30, 2013.

	Number	Weighted
	Of	Average
Nonvested Options	Options	Price
Nonvested options at January 1, 2013	25,431	$17.92
Granted	9,950	21.35
Vested	(12,032)	16.92
Forfeited	0	0
Nonvested options at September 30, 2013	23,349	$19.90

In the third quarter of 2013, the Corporation granted 6,750 shares of restricted stock awards with a total grant date fair value of $144,000. The fair value of restricted stock is equal to the fair market value of the Corporation’s common stock on the date of grant. Restricted stock awards are recorded as unearned compensation, a component of shareholders’ equity, and amortized to compensation expense over the vesting period. The Corporation recognized compensation expense of $17,000 and $40,000 for the three and nine months ended September 30, 2013, respectively, related to restricted stock grants compared to $10,000 and $30,000 for the same periods in 2012. At September 30, 2013, the Corporation had approximately $181,000 of unrecognized compensation expense related to restricted stock awards. This remaining cost is expected to be recognized over a weighted average vesting period of approximately 29.8 months.

The following table summarizes restricted stock activity for the nine months ended September 30, 2013.

		Weighted
	Nonvested	Average
	Number of	Grant Date
Restricted Stock	Shares	Fair Value
Nonvested balance at January 1, 2013	7,800	$16.95
Granted	6,750	21.35
Vested	(1,850)	13.25
Forfeited/expired	0	0
Nonvested balance at September 30, 2013	12,700	$19.83

23.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following review presents management’s discussion and analysis of the consolidated financial condition of Commercial Bancshares, Inc. and its wholly owned subsidiaries, Commercial Savings Bank and Commercial Financial and Insurance Agency, LTD at September 30, 2013, compared to December 31, 2012, and the consolidated results of operations for the three and nine-month periods ended September 30, 2013 compared to the same periods in 2012. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements and related footnotes.

Net income for the nine months ended September 30, 2013 was $2,250,000, or $1.90 per diluted share, compared to net income of $2,136,000 or $1.81 per diluted share for the same period in 2012.  The increase in net income was primarily a result of lower provision for loan losses and a decrease in interest expense, partially offset by decreases in interest and noninterest income. Highlights for the nine months ended September 30, 2013:

⋅
Total loans were $259,564,000 at September 30, 2013, compared to $247,344,000 at year-end 2012, an increase of $12,220,000 or 4.9% with the growth predominantly in the commercial and agricultural loan portfolio.

⋅
The Corporation’s net interest margin, on a fully taxable equivalent basis, was 4.62% for the nine months ended September 30, 2013, compared to 4.74% for the nine months ended September 30, 2012. The decrease in net interest margin between periods was primarily due to decreased yields on earning assets, partially offset by decreased funding costs.

⋅
The Corporation’s return on average equity and return on average assets for the nine months ended September 30, 2013 was 9.91% and 0.99%, respectively, compared to 10.13% and 0.95% for the same period in 2012.

⋅
The Corporation’s efficiency ratio, on a fully taxable equivalent basis, was 67.88% for the nine months ended September 30, 2013, compared to 66.61% for the same period in 2012. The efficiency ratio measures the amount of expense incurred to generate a dollar of revenue and is calculated by dividing noninterest expense by the sum of taxable equivalent net interest income before provision and other noninterest income, excluding net gains (losses) on sales of investment securities and net gains (losses) on sales of fixed assets.

⋅
The capital position of the Corporation remained strong with all regulatory capital ratios significantly exceeding the “well capitalized” thresholds established by regulators. The Corporation’s leverage and risk-based capital ratios at September 30, 2013 were 10.13% and 12.96%, respectively, compared to leverage and risk-based capital ratios of 9.62% and 12.72% at December 31, 2012.

Economic conditions in the primary markets where the Corporation operates through its wholly-owned subsidiary have demonstrated some modest improvement through the first three quarters of the 2013 fiscal year. This economic stabilization has led to a slight increase in loan demand, particularly in the commercial real estate and agricultural loan portfolios. In addition, the stabilization in the national and regional economies has also had a positive impact on the Corporation’s asset quality. However, interest rates continue to remain at historically low levels, which makes managing the balance sheet a continued area of priority for the Corporation.

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

FINANCIAL CONDITION

Total assets were $308,408,000 at September 30, 2013, an increase of $6,844,000 or 2.3%, from $301,564,000 at December 31, 2012. Total deposits were $268,073,000 at September 30, 2013, a decrease of $366,000 from $268,439,000 at December 31, 2012. Advances from the Federal Home Loan Bank (FHLB) increased $5,915,000 to $7,837,000 at September 30, 2013 from $1,922,000 at year-end 2012. Asset growth reflected an $11,993,000 increase in net loans receivable, partially offset by a $5,079,000 decrease in cash and cash equivalents. The increase in loan balances was primarily the result of growth in commercial real estate and agricultural loans. Excess funds as well as FHLB advances were used to fund this loan growth.

25.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cash and cash equivalents include working cash funds, due from banks, interest-bearing deposits in other financial institutions, items in process of collection and federal funds sold. The Bank is required to maintain average reserve balances with the Federal Reserve Bank based upon a percentage of deposits. The average balance held in reserve for the nine months ended September 30, 2013 was $5,223,000.

The Corporation maintains a portfolio of investment securities as part of its asset/liability and liquidity management program, which emphasizes effective yields and maturities to match its funding needs. The composition of the investment portfolio is examined periodically and appropriate realignments are initiated to meet the liquidity and interest-rate sensitivity needs of the Corporation.

Investment securities, consisting of available-for-sale and other equity securities increased 1.5% or $247,000 to $17,279,000 at September 30, 2013 from $17,032,000 at December 31, 2012. At September 30, 2013, the investment portfolio consisted primarily of U.S. agency securities, mortgaged-backed securities and state and municipal securities. The increase in investment securities was predominantly due to the purchase of a U.S. Government agency of $2,000,000, partially offset by calls, principal pay downs and repayments of $1,282,000 on mortgage-backed securities and municipal securities.

Available-for-sale securities are carried at fair value, with unrealized gains or losses, based on the difference between amortized cost and fair value, reported net of deferred tax, as accumulated other comprehensive income (loss), a separate component of shareholders’ equity. Declines in the fair value of individual available-for-sale securities below their cost that are other-than temporary are reflected as write-downs of the individual securities to fair value. During the nine months ended September 30, 2013 and for the twelve months ended December 31, 2012, the Corporation experienced no declines in the value of securities that were considered to be other than temporary in nature.

Loans are reported at their outstanding principal balances less unearned income and any deferred fees or costs on originated loans. Gross loans increased 4.9% or $12,220,000 to $259,564,000 at September 30, 2013, from $247,344,000 at December 31, 2012. The increase in loans was primarily due to an increase of $12,252,000 or 6.3% in the commercial and agricultural loan portfolio. Consumer real estate loans increased 12.3% or $1,981,000 while installment and home equity loans decreased $1,727,000 and $286,000, respectively.

The Corporation’s loan portfolio represents its largest and highest yielding assets.   The principal concentration identified by management within the lending portfolio is in loans secured by real estate. Management believes concentration risk within this segment of the loan portfolio is mitigated by the mix of different types of real estate held as collateral. These include residential, multifamily, and both income-producing and owner-occupied commercial properties. The fundamental lending business of the Corporation is based on understanding, measuring and controlling the credit risk inherent in the loan portfolio.

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

26.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

⋅	Reviewed all underwriting guidelines for various loan portfolios and have strengthened underwriting guidelines where needed.

⋅
Evaluated outside loan review parameters, engaging the services of a well-established firm to continue with such loan review, addressing not only specific loans but underwriting analysis, documentation, credit evaluation and risk identification.

⋅	Increased the frequency of quarterly internal reviews to monthly reviews of past due and delinquent loans to assess probable credit risks early in the delinquency process to minimize losses.

⋅
Aggressively seeks ownership and control, when appropriate, of real estate properties, which would otherwise go through time consuming and costly foreclosure proceedings to effectively control the disposition of such collateral.

⋅	Aggressively obtaining updated financial information on commercial credits and performing analytical reviews to determine debt source capacities in business performance trends.

⋅	Engaged a well-established auditing firm to analyze the Corporation’s loan loss reserve methodology and documentation.

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

The Corporation’s allowance for loan losses has two basic components: a general reserve reflecting historical losses by loan category and loan classification, as adjusted by several factors whose effects are not reflected in historical loss ratios, and specific allowances for individually identified loans. General reserves are based upon historical loss experience by portfolio segment measured and supplemented to address various risk characteristics of the Corporation’s loan portfolio including:

⋅     Trends in delinquencies and other non-performing loans
⋅     Changes in the risk profile related to large loans in the portfolio
⋅     Changes in the categories of loans comprising the loan portfolio
⋅     Concentrations of loans to specific industry segments
⋅     Changes in economic conditions on both a local and a national level
⋅     Changes in the Corporation’s credit administration and loan portfolio management processes
⋅     Quality of the Corporation’s credit risk identification process

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

⋅     The borrower’s overall financial condition
⋅     Resources and payment record
⋅     Support available from financial guarantors

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

The allowance for loan losses totaled $4,268,000 at September 30, 2013, an increase $227,000 or 5.6% compared to $4,041,000 at December 31, 2012. The ratio of annualized net charge-offs to average outstanding loans was 0.03% at September 30, 2013, compared to 0.23% at year-end 2012. The allowance for loan losses as a percentage of period-end portfolio loans was 1.64% at September 30, 2013, compared to 1.63% at year-end 2012. The provision for loan losses was $289,000 for the nine months ended September 30, 2013, compared to $648,000 for the same period in 2012, while net charge-offs were $62,000 in 2013 compared to net charge-offs of $177,000 in 2012. The reduction in the loan loss provision for 2013 compared to 2012 is primarily due to a decrease in required reserves for classified loans, reflecting a number of upgrades on non-impaired loans. These upgrades necessarily involved upgrades to loan grades requiring lower reserve percentages or a return of loans to pass status from classified. During the nine months ended September 30, 2013, total classified loans decreased 37.5% or $5,891,000 to $9,806,000 at September 30, 2013 from $15,697,000 at December 31, 2012. Management regularly reviews the updated financial position of all such loans in its portfolio and any deterioration in such position can result in a credit being downgraded. Another component of the allowance for loan losses is an economic component that is not allocated to specific loans or groups of loans, but rather is intended to address losses caused by portfolio trends, industry trends, concentration of credit, growth and economic trends. Although nonperforming assets began to trend downward during 2013, local and national economies are still experiencing stress in business activity and consumer spending. In response to this, management has been proactive in evaluating reserve percentages for economic and other qualitative loss factors used to determine the adequacy of the allowance for loan losses. The increase to the economic component of the allowance for loan losses reflected such evaluation.

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

28.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Loans are placed on nonaccrual status when management believes the collection of principal and interest is doubtful, or when loans are past due as to principal and interest 90 days or more, except in certain circumstances when interest accruals are continued on loans deemed by management to be fully collateralized and in the process of being collected. At September 30, 2013 and December 31, 2012, there were no 90 day delinquent loans that were on accrual status. In such cases, the loans are individually evaluated in order to determine whether to continue income recognition after 90 days beyond the due dates. When loans are charged off, any accrued interest recorded in the current fiscal year is charged against interest income. The remaining balance is treated as a loan charged off.

Management considers a loan to be impaired when, based on current information and events, it is determined that the Corporation will not be able to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. When management identifies a loan as impaired, the impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the observable market price of the loan, except when the sole (remaining) source of repayment for the loan is the liquidation of the collateral. In these cases, management uses the current fair value of the collateral, less selling costs when foreclosure is probable, instead of discounted cash flows. If management determines the value of the impaired loan is less than the recorded investment in the loan (net of previous charge-offs and deferred loan fees or costs), impairment is recognized through an allowance estimate or a charge-off to the allowance. When management determines an impaired loan is a confirmed loss, the estimated impairment is directly charged off to the loan rather than creating a specific reserve for inclusion in the allowance for loan losses. However, not all impaired loans are in nonaccrual status because they may be current with regards to the payment terms. Their determination as an impaired loan is based on some inherent weakness in the credit that may, if certain circumstances occur or arise, result in an inability to comply with the loan agreement’s contractual terms. Impaired loans exclude large groups of smaller-homogeneous loans that are collectively evaluated for impairment such as consumer real estate and installment loans.

The allowance for loan losses, specifically related to impaired loans at September 30, 2013 and September 30, 2012 was $542,000 and $745,000, respectively, which related to loans with principal balances of $10,175,000 and $11,620,000. The Corporation’s financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on the loan portfolio, unless a loan is placed on nonaccrual status. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected. For the nine months ended September 30, 2013, the Corporation received interest payments related to impaired loans of $138,000. Interest payments received during the nine months ended September 30, 2013, was primarily from impaired loans that have been performing in accordance with the terms of their loan agreement.

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

29.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Troubled debt restructured loans totaled $7,376,000 at September 30, 2013 and represented six credit relationships in which economic concessions were granted to borrowers to better align the terms of their loans with their ability to pay. Troubled debt restructured balances have decreased 6.7% or $530,000 from $7,906,000 at December 31, 2012. This decrease represents the payoff of one loan for $309,000 as well as payments received on account. The specified reserve required for these TDRs, whether collateral dependent or not, was $460,000 at September 30, 2013, representing 11% of the total loan loss reserve. As the $460,000 represents 85% of the total specified reserve, management determines this effect on reserve to be predictable and manageable.

Non-performing loans, comprised of loans on nonaccrual status along with loans that are contractually past due 90 days or more but have not been classified as nonaccrual, totaled $5,256,000, a decrease of $1,855,000 or 26.1% from $7,111,000 at December 31, 2012. Management evaluated non-performing loans for impairment at September 30, 2013 and based on that impairment analysis, a specified reserve of $542,000 was recorded. Of this total, $460,000 is the specified reserve for troubled debt restructured loans. As a percentage of period-end loans, non-performing assets were 2.02% at September 30, 2013, versus 2.87% at year-end 2012. Non-performing loans represented 1.70% of total assets at September 30, 2013 compared to 2.36% at year-end 2012.

Other assets, consisting of OREO, premises and equipment, accrued interest receivables, Bank-owned life insurance, prepaid expenses and other assets, decreased $317,000 or 1.7% to $18,008,000 at September 30, 2013 from $18,325,000 at December 31, 2012.  The decrease is primarily due to the decrease in prepaid expenses and OREO and other repossessed assets, partially offset by an increase in accrued interest receivable.

The decline in prepaid expenses is largely attributable to a partial refund of $561,000 relating to the FDIC assessment the Corporation prepaid in December 2009. This prepayment was based on assessments expected to become due for 2010, 2011 and 2012. Amendments to the Dodd-Frank Act in 2011 required that FDIC assessments be set in a manner that offsets the cost of the assessment increases for institutions with consolidated assets of less than $10 billion, effectively placing the increased assessment cost on larger financial institutions.

OREO is comprised of properties acquired by the Corporation in partial or total satisfaction of problem loans. OREO and other repossessed assets are initially recorded at fair value on the date of acquisition less estimated costs of disposal (net realizable value). Losses existing at the time of acquisition of such properties are charged against the allowance for loan losses. Subsequent write-downs that may be required are expensed as incurred. Gains and losses realized from the sale of OREO and other repossessed assets, as well as valuation adjustments, are included in noninterest expense as well as expenses of operation. During the nine months ended September 30, 2013 three OREO properties, with a total carrying value of $220,000 sold for a net gain of $3,000. At September 30, 2013, the Corporation held one property in OREO with a carrying value of $25,000.

Deposits totaled $268,073,000 at September 30, 2013, a decrease of $366,000 from $268,439,000 at December 31, 2012. The decrease in deposits is attributed primarily to the overall net funding position of the Corporation, which was heavily influenced by the plan to lower funding costs to alleviate compression on net interest margin. Lowering the cost of funds has led to a shift in the Corporation’s deposit mix, primarily between small and large certificates of deposit balances as well as a shift in noninterest bearing demand deposits to interest bearing demand deposits and savings account balances. Small certificates of deposit balances have decreased $5,280,000 or 12.1% since December 31, 2012 while larger certificates of deposit balances increased $6,038,000.  Noninterest bearing demand deposits decreased $3,217,000 or 7.1%, while interest bearing demand deposits and savings account balances increased $1,917,000 or 1.6% and $1,054,000 or 4.8%, respectively.  The increase in large certificates of deposits consisted primarily of Certificate of Deposit Account Registry Service deposits (“CDARS”).

The Corporation utilizes both short-term and long-term borrowings as an alternate funding source to deposits and can be used to fund the Corporation’s liquidity needs. Short-term borrowings which includes federal funds purchased, are borrowings from other banks that mature daily. FHLB advances are loans from Federal Home Loan Bank that can mature daily or have longer maturities for fixed or floating rates of interest. FHLB borrowings are generally used to provide additional funding for loan growth when it is in excess of deposit growth and to manage interest rate risk, but can also be used as an additional source of liquidity for the Corporation. FHLB borrowings totaled $7,837,000 at September 30, 2013, an increase of $5,915,000 from $1,922,000 at December 31, 2012. The increase in borrowings was due to the change in the Corporation’s net funding position, as FHLB advances were used to fill the temporary funding needs caused by an increase in loans and a decrease in deposits.  Of the $7,837,000 in borrowed funds at September 30, 2013, a total of $6,000,000 is in short term advances that will mature by the end of the year. The Corporation’s borrowing capacity at FHLB totaled $25,605,000 of which $8,268,000 was available at September 30, 2013. Management believes that the Corporation has adequate liquidity to meet their commitments for the foreseeable future.

30.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Shareholder’s equity increased $1,564,000 or 5.3% to $30,952,000 at September 30, 2013 from $29,388,000 at December 31, 2012. The increase in shareholders’ equity represents current earnings of $2,250,000, plus adjustments related to employee compensation costs, stock option accounting, deferred compensation plan activity and treasury stock activity of $141,000, less dividends of $523,000. Included in shareholders’ equity is accumulated other comprehensive income which includes the net after-tax impact of unrealized gains and losses on investment securities classified as available-for-sale, which decreased $304,000 during the nine months ended September 30, 2013. Such unrealized gains or losses are generally due to changes in interest rates and represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities classified as available-for-sale.

During the nine months of 2013, the Corporation returned 23.23% of earnings through dividends of $523,000 at $0.445 per share compared to a return on earnings of 20.48% through dividends of $437,000 at $0.375 per share for the same period in 2012. Average shareholders’ equity to average assets was 10.02% for the nine months ended September 30, 2013 compared to 9.41% for the nine months ended September 30, 2012.

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

TABLE  1   YIELD ANALYSIS

For the three-month period ended September 30, 2013 and 2012.
(Dollar amounts in thousands)

	Three Months Ended September 30,
	2013			2012
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	balance	Expense	Rate	balance	Expense	Rate
Federal funds sold	$9,801	$6	0.24%	$19,079	$11	0.23%
Investment securities:
Taxable securities (1)	7,749	59	3.02	8,594	72	3.33
Tax-exempt securities (1)	9,742	147	5.99	13,248	191	5.74
Loans (2) (3)	252,268	3,399	5.35	234,702	3,331	5.65
Earning assets	279,560	3,611	5.12%	275,623	3,605	5.20%
Other assets	22,923			23,913
Total assets	$302,483			$299,536

Interest-bearing demand deposits	$118,796	$24	0.08%	$117,124	$29	0.10%
Savings deposits	23,501	2	0.03	20,717	3	0.06
Time deposits	80,003	243	1.21	89,658	330	1.46
Borrowed funds	4,176	12	1.14	1,601	9	2.24
Interest-bearing liabilities	226,476	281	0.49%	229,100	371	0.64%
Noninterest-bearing demand deposits	43,548			40,000
Other liabilities	1,537			1,701
Shareholders’ equity	30,922			28,735
Total liabilities and
shareholders’ equity	$302,483			$299,536

Net interest income		$3,330			$3,234

Interest rate spread			4.63%			4.56%
Net interest margin (4)			4.73%			4.67%

(1)
Average yields on all securities have been computed based on amortized cost. Income on tax-exempt securities has been computed on a taxable-equivalent basis using a 34% federal tax rate and a 20% disallowance of interest expense deductibility under TEFRA rules. The amount of such adjustment was $51,000 and $66,000 for the three-month period ended September 30, 2013 and 2012.

(2)	Average balance is net of deferred loan fees of $486,000 and $371,000 for the three months ended September 30, 2013 and 2012, respectively.

(3)
Interest income includes loan fees of $143,000 and $122,000 for the three-month period ended September 30, 2013 and 2012, respectively, as well as $47,000 and $53,000 of deferred dealer reserve expense for the same years.

32.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(4)	Net interest margin is the ratio of annualized tax equivalent net interest income to average earning assets.

(5)	Average loan balances include nonaccruing loans.

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

TABLE  2   YIELD ANALYSIS

For the nine-month period ended September 30, 2013 and 2012.
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2013			2012
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	balance	Expense	Rate	balance	Expense	Rate
Federal funds sold	$17,511	$32	0.24%	$20,577	$35	0.23%
Investment securities:
Taxable securities (1)	7,311	183	3.35	10,106	242	3.20
Tax-exempt securities (1)	9,908	442	5.96	13,677	596	5.82
Loans (2) (3)	244,807	9,931	5.42	231,014	10,031	5.80
Earning assets	279,537	10,588	5.06%	275,374	10,904	5.29%
Other assets	23,413			23,814
Total assets	$302,950			$299,188

Interest-bearing demand deposits	$119,510	$74	0.08%	$115,622	$87	0.10%
Savings deposits	23,246	6	0.03	20,407	8	0.05
Time deposits	80,536	814	1.35	93,006	1,020	1.46
Borrowed funds	2,710	33	1.63	545	9	2.21
Interest-bearing liabilities	226,002	927	0.55%	229,580	1,124	0.65%
Noninterest-bearing demand deposits	45,013			39,809
Other liabilities	1,566			1,637
Shareholders’ equity	30,369			28,162
Total liabilities and
shareholders’ equity	$302,950			$299,188

Net interest income		$9,661			$9,780

Interest rate spread			4.51%			4.64%
Net interest margin (4)			4.62%			4.74%

(1)
Average yields on all securities have been computed based on amortized cost. Income on tax-exempt securities has been computed on a taxable-equivalent basis using a 34% federal tax rate and a 20% disallowance of interest expense deductibility under TEFRA rules. The amount of such adjustment was $155,000 and $208,000 for the nine-month period ended September 30, 2013 and 2012.

(2)	Average balance is net of deferred loan fees of $457,000 and $329,000 for the nine months ended September 30, 2013 and 2012, respectively.

(3)
Interest income includes loan fees of $413,000 and $376,000 for the nine-month period ended September 30, 2013 and 2012, respectively, as well as $169,000 and $170,000 of deferred dealer reserve expense for the same years.

(4)	Net interest margin is the ratio of annualized tax equivalent net interest income to average earning assets.

(5)	Average loan balances include nonaccruing loans.

33.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net income, after taxes for the nine months ended September 30, 2013 was $2,250,000, or $1.90 per diluted share, a 5.3% or $114,000 increase compared to $2,136,000 or $1.81 per diluted share for the same period in 2012. The increase in net income between periods is largely due to a decrease in the provision for loan losses of $359,000, partially offset by a decrease in interest expense of $197,000.

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

On a tax equivalent basis, net interest margin, expressed as a percentage of average earning assets, was 4.73% for the three months ended September 30, 2013, up slightly from 4.67% for the three months ended September 30, 2012. The interest spread, which is the average yield on interest-earning assets minus the average rate paid on interest-bearing liabilities, was 4.63% for the three months ended September 30, 2013, compared to 4.56% for the same period in 2012. For the nine months ended September 30, 2013, the Corporation’s net interest margin was 4.62%, a decrease of 12 basis points from 4.74% for the same period in 2012. The interest rate spread for the nine months ended September 30, 2013 was 4.51%, a decrease of 13 basis points from 4.64% for the same period in 2012. The increase for the three-month period was primarily due to an increase in average loan balances and a decrease in interest expense, principally as a result of deposit rate reductions, The decrease for the nine-month period is a result of the sustained low interest rate environment where the yields on earning assets have declined at a greater pace than rates paid on deposits and other borrowings. Because deposit rates are close to the bottom of their manageable range, and because the reinvestment rates on maturing securities have fallen dramatically and loan rates are presently impacted by competition for new loans, management anticipates continued pressure on the Corporation’s net interest margin.

Net interest income on a tax equivalent basis for the three months ended September 30, 2013 was $3,330,000, an increase of $96,000 or 3.0% from $3,234,000 for the same period in 2012. Net interest income for the nine months ended September 30, 2013 was $9,661,000, a decrease of $119,000 or 1.2% from $9,780,000 for the same period in 2012. The increase for the three-month period was due to prepayment penalties, recovery of nonaccrual interest and an increase in loan volume, as well as the decrease in deposit balances and lower average rates paid on deposits and borrowings. The decrease in net interest income for the nine-month period was primarily due to the continued downward re-pricing of the Corporation’s variable rate loans in a lower interest rate environment, partially offset by the increase in loan volume and the decrease in deposit balances as well as lower average rates paid on deposits and borrowings.

Interest and fee income, on a fully tax equivalent basis was $3,611,000 for the three-month period ended September 30, 2013, compared to $3,605,000 for same period in 2012. Average net loans, representing 90.2% and 85.2% of average-earning assets at September 30, 2013 and 2012, respectively, increased 7.5% or $17,566,000, while the average tax equivalent yield earned decreased 30 basis points. The increase in interest income on loans was largely due to the increase in loan volume as well as recoveries of $31,000 in nonaccrual interest. Average federal funds sold, representing 3.5% and 6.9% of average-earning assets at September 30, 2013 and 2012, respectively, decreased 48.6% or $9,278,000, with relatively no change in the average yield earned between periods. Average investment securities, representing 6.3% and 7.9% of average-earning assets at September 30, 2013 and 2012, respectively, decreased 19.9% or $4,351,000, while the average tax equivalent yield earned decreased 12 basis points.

Interest and fee income, on a fully tax equivalent basis was $10,588,000 for the nine months ended September 30, 2013, a decrease of $316,000 or 2.9% from $10,904,000 for the same period in 2012. Average net loans, representing 87.6% and 83.9%, of average-earning assets at September 30, 2013 and 2012, respectively, increased 6.0% or $13,793,000, while the average tax equivalent yield earned decreased 38 basis points. The decrease in interest and fee income was primarily due to the downward re-pricing of variable rate loans, new loans originating at lower market rates and maturities and repayments of loans with higher rates as well as recoveries of $62,000 in nonaccrual interest. Average fed funds sold, representing 6.3% and 7.5% of average-earning assets at September 30, 2013 and 2012, respectively, decreased 14.9% or $3,066,000, with relatively no change in the average yield earned between periods. Average investment securities, representing 6.2% and 8.6% of average-earning assets at September 30, 2013 and 2012, respectively, decreased 27.6% or $6,564,000, while the average tax equivalent yield earned increased 14 basis points.

Interest expense totaled $281,000 for the three months ended September 30, 2013, a decrease of $90,000 or 24.3% from $371,000 for the same period in 2012. Average interest-bearing demand deposits, representing 52.9% and 51.1% of average interest-bearing liabilities at September 30, 2013 and 2012, respectively, increased 1.4% or $1,672,000, while the average rate paid decreased by two basis points. Average time deposits, representing 35.33% and 39.13% of average interest-bearing liabilities at September 30, 2013 and 2012, decreased 10.8% or $9,655,000, while the average rate paid decreased 25 basis points.

Interest expense totaled $927,000 for the nine months ended September 30, 2013, a decrease of $197,000 or 17.5% from $1,124,000 for the same period in 2012. Average interest-bearing demand deposits, representing 52.9% and 50.4% of average interest-bearing liabilities at September 30, 2013 and 2012, respectively, increased 3.4% or $3,888,000, while the average rate paid decreased two basis points. Average time deposits, representing 35.6% and 40.5% of average interest-bearing liabilities at September 30, 2013 and 2012, respectively, decreased 13.4% or $12,470,000, while the average rate paid decreased 11 basis points. The decrease in interest expense between periods is in part due to a favorable shift in the deposit mix as well as the decline in time deposits as maturing balances were withdrawn in lieu of renewing at lower rates.

34.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Through the provision for loan losses an allowance is maintained that reflects management’s best estimate of probable incurred losses related to specifically identified loans as well as the inherent risk of loss related to the remaining portfolio. Provisions for loan losses are charged against income to bring the allowance for loan losses to a level deemed adequate by management. In evaluating the allowance for loan losses, management considers factors that include loan growth, composition, diversification or conversely, concentrations by industry, geography or collateral within the portfolio, historical loss experience, current delinquency levels, estimated value of the underlying collateral, prevailing economic conditions and other relevant factors. The provision charged against income for the three and nine months ended September 30, 2013 was $138,000 and $289,000, respectively, compared to $408,000 and $648,000 for the same periods in 2012. Impacting the provision for loan losses in any accounting period are several matters including the amount of loan growth during the period, broken down by loan type, the level of charge-offs during the period, the changes in the amount of impaired loans, changes in risk ratings assigned to loans, specific loan impairments, credit quality, and ultimately, the results of management’s quarterly assessment of the inherent risks of the loan portfolio. The reduction in the loan loss provision for 2013 compared to 2012 is primarily due to a decrease in required reserves for classified loans, reflecting a number of upgrades on non-impaired loans. During the nine months ended September 30, 2013 total classified loans decreased 37.5% or $5,891,000 from year-end 2012.

Management considers the allowance for loan losses at September 30, 2013 adequate to cover loan losses based on its assessment of various factors affecting the loan portfolio, including the level of problem loans, overall delinquencies, business conditions, estimated collateral values and loss experience. A further decline in local and national economic conditions, or other factors, could result in a material increase in the allowance for loan losses which could adversely affect the Corporation’s financial condition and results of operations. Further information relating to factors affecting the allowance for loan losses is discussed under Financial Condition.

Noninterest income consists primarily of fees and commissions earned on services that are provided to the Corporation’s banking customers and, to a lesser extent, gains on sales of OREO and other repossessed assets and other miscellaneous income. Noninterest income for the three and nine months ended September 30, 2013 was $536,000 and $1,612,000, respectively, compared to $578,000 and $1,696,000 for the three and nine months ended September 30, 2012. Following are some of the more significant factors affecting noninterest income during 2013:

⋅
A decrease of $24,000 in service and overdraft fees for the nine-month period, primarily due to a decline in insufficient funds (“NSF”) activity. Management believes part of this decrease is due to an increase in debit card usage which does not typically generate NSF fees. Debit card transactions for which customers do not have available funds are declined at the point of sale instead of posting to the account and generating NSF charges.

⋅
A decrease of $42,000 and $44,000 in third-party origination fees for the three and nine-month periods, respectively, primarily due to the reduced level of residential mortgage production during the third quarter.

Noninterest expense consists primarily of personnel, occupancy, equipment and other expenses. Noninterest expense for three and nine months ended September 30, 2013 was $2,556,000 and $7,653,000, respectively, compared to $2,544,000 and $7,649,000 for the three and nine months ended 2012. Following are some of the more significant factors affecting noninterest expense during 2013:

⋅	An increase of $28,000 and $46,000 in personnel expense for the three and nine-month periods, respectively, largely due to a 3% planned increase in salaries as well as taxes associated with bonus pay.

⋅
An increase of $15,000 and $35,000 in OREO and miscellaneous expense for the three and nine-month periods, respectively, due primarily to an increase in appraisal services largely driven by increased loan volume.

35.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

⋅	A decrease of $14,000 in professional fees for the nine-month period, primarily reflecting a decrease in legal costs pertaining to workout plans for problem loans.

⋅	A decrease of $66,000 in other operating expense for the nine-month period, primarily reflecting a decline in ATM expense due to a lower level of transactions.

For the three and nine months ended September 30, 2013, the Corporation generated income before taxes of $1,121,000 and $3,176,000, respectively, resulting in a tax provision of $329,000 and $926,000, compared to income before taxes of $794,000 and $2,971,000 resulting in a tax provision of $214,000 and $835,000 for the same periods in 2012. The Corporation’s effective tax rate for the three and nine months ended September 30, 2013 was 29.35% and 29.16%, respectively, compared to 26.95% and 28.11% for the same periods in 2012. The difference between the Corporation’s effective tax rate and the statutory rate is primarily attributable to the Corporation’s tax-exempt income. Tax-exempt income includes income earned on certain municipal investments that qualify for state and/or federal income tax exemption and the Corporation’s earnings on Company-owned life insurance policies, which are exempt from federal taxation.

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

The Corporation’s liquidity ratio at September 30, 2013 was 6.71% compared to 8.52% at year-end 2012. Another measure of liquidity is the relationship of net loans to deposits and borrowed funds with lower ratios indicating greater liquidity. At September 30, 2013, the ratio of net loans to deposits and borrowed funds was 92.53% compared to 89.99% at December 31, 2012. The Corporation’s borrowing capacity at FHLB totaled $25,605,000 of which $8,268,000 was available at September 30, 2013. Management believes its sources of liquidity are adequate to meet the needs of the Corporation.

Net cash flows resulted in a decrease of $5,079,000 in cash equivalents and federal funds sold for the nine-month period ended September 30, 2013, compared to an increase of $7,711,000 for same period in 2012. During 2013 total cash from operating activities of $2,859,000, FHLB advances of $9,000,000 and proceeds from maturities and repayments of securities of $1,282,000, was primarily utilized to fund loan growth of $12,407,000.

For the first nine months of 2012, total cash from operating activities of $3,392,000, proceeds from maturities and repayments of securities of $6,550,000, an increase in deposit balances of $6,622,000 and overnight funds of $1,950,000 was primarily utilized to fund loan growth of $10,207,000.

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

The Bank’s leverage and risk-based capital ratios at September 30, 2013 were 9.9% and 12.7%, respectively, compared to leverage and risk-based capital ratios of 9.4% and 12.5% at year-end 2012. The Bank exceeded minimum regulatory requirements to be considered well capitalized for both periods. Should it become necessary to raise capital to expand the activities of the Corporation, the Corporation believes there are sufficient un-issued shares to effect a merger, or solicit new investors.

TABLE 3   CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Corporation has certain obligations and commitments to make future payments under contract. The following table presents the Corporation’s contractual obligations and commitments (in thousands) at September 30, 2013:

Contractual Obligations
	Payments Due by Period
		Less Than			After
	Total	One Year	1-3 Years	3-5 Years	5 Years
Time deposits and certificates of deposit	$83,071	$43,177	$27,524	$6,747	$5,623
Borrowed funds	7,837	6,000	0	0	1,837
Total contractual obligations	$90,908	$49,177	$27,524	$6,747	$7,460

Other Commitments
	Amount of Commitment – Expiration by Period
		Less Than			After
	Total	One Year	1-3 Years	3-5 Years	5 Years
Commitments to extend commercial credit	$28,021	$12,671	$4,479	$0	$10,871
Commitments to extend consumer credit	11,589	998	1,943	5,063	3,585
Standby letters of credit	10	0	10	0	0
Total other commitments	$39,620	$13,669	$6,432	$5,063	$14,456

Other obligations and commitments which are not included above include the deferred compensation plan, index plan reserve and split dollar life insurance. The timing of payments for these plans is unknown. See Note 1 of the 2012 Annual Report for additional details.

Items listed under “Contractual Obligations” represent standard bank financing activity under normal terms and practices. Such funds normally rollover or are replaced by like items depending on then-current financing needs.  Items shown under “Other Commitments” also represent standard bank activity, but for extending credit to bank customers. Commercial credits generally represent lines of credit or approved loans with drawable funds still available under the contract terms. On an on-going basis, approximately half of these amounts are expected to be drawn. Consumer credits generally represent amounts drawable under revolving home equity lines or credit card programs. Such amounts are usually deemed less likely to be drawn upon in total as consumers tend not to draw down all amounts on such lines. Utilization rates tend to be fairly constant over time. Standby letters of credit represent guarantees to finance specific projects whose primary source of financing comes from other sources. In the unlikely event of the other source’s failure to provide sufficient financing, the bank would be called upon to fill the need. The Corporation is also continually engaged in the process of approving new loans in a bidding competition with other banks. Management and Board committees approve the terms of these potential new loans with conditions and/or counter terms made to the applicant customers. Customers may accept the terms, make a counter proposal, or accept terms from a competitor. These loans are not yet under contract, but offers have been tendered, and would be required to be funded if accepted. Such agreements represent approximately $13,145,000 at September 30, 2013 in varying maturity terms.

37.

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

There was no change in the Corporation’s internal control over financial reporting that occurred during the Corporation’s fiscal quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

38.

COMMERCIAL BANCSHARES, INC.
FORM 10-Q
Quarter ended September 30, 2013
PART II – OTHER INFORMATION

Item 1	Legal Proceedings
There are no matters required to be reported under this item.

Item 1A	Risk Factors
There have been no material changes from risk factors as previously disclosed in Part 1, Item 1.A. of Commercial Bancshares, Inc.’s 10-K filed on March 26, 2013.

Item 2	Unregistered Sales of Securities and Use of Proceeds
For the three months ended September 30, 2013, the Corporation purchased 2,895 shares totaling $60,000 under the Commercial Savings Bank Deferred Compensation Plan, a nonqualified deferred compensation plan, to various members of the Board. Shares are purchased on the open market and are credited to the respective accounts of the deferred compensation plan participants. These transactions were not registered, but were made in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933.

The following table reflects shares repurchased by the Corporation during the three months ended September 30, 2013, including any shares purchased as part of a repurchase program approved by the Corporation’s Board of Directors in June 2009. The stock repurchase program, which was not publicly announced, allows the Corporation to annually purchase up to 2% of the number of common shares outstanding as of the authorization date. The maximum number of shares which the Corporation may repurchase on a weekly basis under the program is capped at 290 shares. The repurchase program has no formal expiration date, but the Board of Directors is required to review the authorization no less than annually.

				Maximum Number
			Total Number of	(or Approximate
			Shares	Dollar Value)
	Total		Purchased as	of Shares that May
	Number	Average	Part of Publicly	Yet be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs
07/01/13 – 07/31/13	1,595	$20.16	0	23,548

08/01/13 – 08/31/13	0	0.00	0	23,548

09/01/13 – 09/30/13	1,300	21.30	0	23,548

Total	2,895	$20.67	0	23,548

Item 3	Defaults upon Senior Securities
There are no matters required to be reported under this item.

Item 4	Mine Safety Disclosures
Not applicable

Item 5	Other Information
There are no matters required to be reported under this item.

39.

COMMERCIAL BANCSHARES, INC.
FORM 10-Q
Quarter ended September 30, 2013
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

40.

COMMERCIAL BANCSHARES, INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL BANCSHARES, INC.
(Registrant)
Date:	November 13, 2013	/s/ Robert E. Beach
(Signature)
Robert E. Beach
President and Chief Executive Officer

Date:	November 13, 2013	/s/ Scott A. Oboy
(Signature)
Scott A. Oboy
Executive Vice President and Chief Financial Officer

41.