Form 10-K
period 2013-12-31
COMMERCIAL BANCSHARES INC \OH\
filed 2014-03-17
CIK 1009976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013.  Commission File Number 000-27894

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

Based on the closing price of the registrant’s common shares as of June 30, 2013, the aggregate value of the voting common shares held by non-affiliates was $25,501,070.

At March 17, 2014, there were issued and outstanding 1,186,638 of the registrant’s Common Shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s 2013 Annual Report to Shareholders are incorporated by reference into Parts I and II of this Form 10-K. Portions of the registrant’s Proxy Statement dated April 3, 2014 for the May 15, 2014 Annual Meeting of Shareholders are incorporated by reference into Part III of the Form 10-K.

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

Although wholly owned by the Corporation, the Bank functions as an independent community bank.  The Bank was organized on April 20,1920 as a state-chartered Bank and incorporated as “The Lewis Bank & Trust Corporation” under the laws and statutes of the State of Ohio.  An amendment to the articles of incorporation on February 8, 1929 changed the name of the Bank to its present name.  The Bank provides customary retail and commercial banking services to its customers, including acceptance of deposits for demand, savings and time accounts, individual retirement accounts (IRAs) and servicing of such accounts; commercial, consumer and real estate lending, including installment loans, and safe deposit and night depository facilities.  The Bank is a nonmember of the Federal Reserve System, is insured by the Federal Deposit Insurance Corporation (FDIC) and is regulated by the Ohio Division of the Financial Institutions and the FDIC.

The Bank grants residential, installment and commercial loans to customers located primarily in the Ohio counties of Wyandot, Marion and Hancock and the surrounding area.  Commercial loans are primarily variable rate and include operating lines of credit and term loans made to small businesses primarily based on the ability to repay the loan from the cash flow of the business.  Such loans are typically secured by business assets such as equipment and inventory, and occasionally by the business owner’s personal residence.  When the borrower is not an individual, the Bank generally obtains the personal guarantee of the business owner.  Commercial real estate loans are primarily secured by borrower-occupied business real estate, and are dependent on the ability of the related business to generate adequate cash flow to service the debt.  Such loans predominantly carry adjustable interest rates.  Residential real estate loans are made with primarily fixed rates and are secured by the borrower’s residence.  Such loans are made based on the borrower’s ability to make repayment from employment and other income.  The Bank generally makes these loans in amounts of 80% or less of the value of collateral.  An appraisal is obtained from a qualified real estate appraiser for substantially all loans secured by real estate.  Construction loans are secured by residential and business real estate that primarily will be borrower-occupied upon completion.  The Bank usually does not make the permanent loan at the end of the construction phase, unless the customer accepts a variable rate mortgage.  Installment loans to individuals include loans secured by automobiles and other consumer assets, including second mortgages on personal residences.  Loans secured by automobiles are generated both by direct application from the customer and from the Bank’s purchase of indirect retail installment contracts from the dealers.  The Bank entered into a business relationship during 2000 whereby the Bank obtained an ownership interest in Beck Title Agency, Ltd. of Carey, Ohio (“Beck Title”).  This joint venture provides an additional source of fee income for title research activity on new home loan originations in the local market.

As with other financial institutions, the earnings of the Corporation are affected by general economic conditions and by the monetary policies of the Federal Reserve Board.  Continued weakness in employment and real estate markets and the general uncertainty as to the state of the economic recovery made for a challenging year.  During 2013, management continued their efforts to manage non-performing assets and work with borrowers to mitigate and protect against risk of loss. Considerable time and effort was taken to understand, prepare for and implement rapidly increasing regulatory requirements with the expectation of additional rules and regulations to follow from bodies such as the Financial Accounting Standards Board (“FASB”), the Securities and Exchange Commission (the “SEC”), and newly created bodies writing new rules and regulations under the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”).  Generally, the Dodd-Frank Act imposes more stringent regulatory capital requirements on financial institutions.  The Act requires that the Council make recommendations to the Federal Reserve regarding the establishment of heightened prudential standards for risk-based capital, leverage, liquidity and contingent capital.  Although the future impact of these mandatory and discretionary rulemakings by federal regulatory agencies cannot be accurately predicted, it will expose the banking industry to more extensive regulations and heavier compliance burdens.

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

Competition in Financial Services

The Bank, Commercial Financial and Beck Title compete for business primarily in the Ohio counties of Wyandot, Hancock and Marion.  The Corporation’s competitors for business come from two primary sources: large regional firms and independent community banks and thrifts.  As of June 30, 2013 (the most recent date for which the FDIC provides market share information), there were approximately 19 depository institutions (excluding credit unions) competing in these markets. As of that date, the Corporation ranked 4th with 11.93% of the total market share, or aggregate deposits of approximately $264 million.  Last year, out of 19 depository institutions,  the Corporation ranked 3rd with 12.17% of the total market share, or aggregate deposits of approximately $264 million.

The Bank also competes, particularly for deposit dollars, with insurance companies, brokerage firms and investment companies.  Competition with independent community banks is enhanced by creating product niches so as not to resort solely to pricing as a means to attract business.

Employees

Currently the Corporation has 78 full-time employees and 25 part-time employees.

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

Deposit Insurance.
Substantially all deposits with the Bank are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF.  The FDIC uses a risk-based assessment system that imposes insurance premiums based upon a Bank’s capital level and supervisory ratings.

In December 2008, the FDIC adopted a rule that amended the system for risk-based assessments and changed assessment rates in an attempt to restore targeted reserve ratios in the DIF.  Effective January 1, 2009, the risk-based assessment rates were uniformly raised by seven basis points (annualized).  On February 27, 2009, the FDIC adopted further modifications of the risk-based assessment system to effectively require larger risk institutions to pay a larger share of the assessment.   In October 2010, the FDIC adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act.  In addition, the Dodd-Frank Act altered the assessment base for deposit insurance assessments from a deposit base to an asset base.

5.

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

The FDIC may terminate the deposit insurance of any insured depository institution if it determines that the institution has engaged in or is engaging in unsafe and unsound banking practices, is in an unsafe or unsound condition or has violated any applicable law, regulation or order or any condition imposed in writing by, or pursuant to, any written agreement with the FDIC.  The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital.  The Corporation’s management is not aware of any activity or condition that could result in termination of the Bank’s FDIC deposit insurance.

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

The capital requirements described above are minimum requirements.  Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions.  For example, the regulations provide that additional capital may be required to take adequate account of, among other things, interest rate risk or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.  As of December 31, 2013, the Bank exceeded its minimum regulatory capital requirements with a total risk-based capital ratio of 12.6%, a Tier 1 risk-based capital ratio of 11.4% and a Tier 1 leverage ratio of 9.8%.

In addition to the minimum regulatory capital requirements discussed above, provisions contained in the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) expressly provide for certain supervisory actions which are directly keyed to the capital levels of an insured depository institution.  These “prompt corrective action” provisions impose progressively more restrictive constraints on operations, management and capital distributions of a particular institution as its regulatory capital decreases.  Using Tier 1 risk-based, total risk-based, and Tier 1 leverage capital ratios as the relevant measures, FDIC insured depository institutions are grouped into one of the following five prompt corrective action capital categories: well capitalized, adequately capitalized; undercapitalized; significantly undercapitalized; and critically undercapitalized.  An institution is considered well capitalized if it has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a Tier 1 leverage capital ratio of at least 5%, provided, however, such institution is not subject to a written advisement, order or capital directive to meet and maintain a specific capital level for any particular capital measure.  An adequately capitalized institution must have a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4% and a Tier 1 leverage capital ratio of at least 4% (3% if the institution has achieved the highest composite rating in its most recent examination).  At December 31, 2013, the Bank satisfied all requirements for inclusion in the “well capitalized” category.

U.S. Implementation of Basel III:  On July 2, 2013, the Federal Reserve approved final rules (the “Final Capital Rules”) that substantially amend the regulatory risk-based capital rules applicable to the Corporation and the Bank.  The FDIC and the Office of the Comptroller of the Currency (“OCC”) have subsequently approved these rules.  The Final Capital Rules consolidate the Notices of Proposed Rulemaking announced in June 2012, with selected changes, resulting in higher risk-based and leverage capital requirements consistent with the Basel Committee on Banking Supervision capital rules, commonly referred to as Basel III.  The Final Capital Rules include new risk-based capital and leverage ratios, which will be phased in from 2015 to 2019.  The new minimum capital level requirements applicable to the Corporation and the Bank under the final rules are:

•	A new common equity Tier 1 capital ratio of 4.5%.
•	An increased Tier 1 capital ratio of 6% from 4%.
•	A total capital ratio of 8%, which remains unchanged from current rules
•	A Tier 1 leverage ratio of 4% for all institutions.

The Final Capital Rules also establish a “capital conservation buffer” above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital.  The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and be phased in over a four-year period (increasing by that amount on an annual basis until it reaches 2.5% on January 1, 2019).  Under the Final Capital Rules financial institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if their capital level falls below the buffer amount.

The Final Capital Rules implement revisions and clarifications consistent with Basel III regarding the various components of Tier 1 capital, including common equity, unrealized gains and losses, as well as certain instruments that will no longer qualify as Tier 1 capital, some of which will be phased out over time.  However, the Final Capital Rules provide that smaller depository institution holding companies with less than $15 billion in total assets as of December 31, 2009 will be able to permanently include non-qualifying instruments that were issued and included in Tier 1 or Tier 2 capital prior to May 19, 2010 in Tier 1 or Tier 2 capital until they redeem such instruments or until the instruments mature.  The Final Capital Rules also set forth certain changes for the calculation of risk-weighted assets, which the Bank will be required to utilize beginning January 1, 2015.

The Final Capital Rules also contain revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions if their capital levels begin to show signs of weakness.  These revisions will take effect on January 1, 2015.  Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions will be required to meet the following increased capital level requirements in order to qualify as “well capitalized;”

•	A new common equity Tier 1 capital ratio of 6.5%.
•	A Tier 1 capital ratio of 8%, which increased from 6%.
•	A total capital ratio of 10% which remains unchanged from current rules.
•	A Tier 1 leverage ratio of 5%, which increased from 4%.

The Corporation’s management is currently evaluating the provisions of the final rule and their expected impact on the Corporation.

6.

Dividends.
Ohio law prohibits the Bank, without the prior approval of the ODFI, from paying dividends in an amount greater than the lesser of its undivided profits or the total of its net income for that year, combined with its retained net income from the preceding two years.  The payment of dividends by any financial institution or its holding company is also affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be under-capitalized.  As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2013.

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

8.

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

The Dodd-Frank Act changed the deposit insurance assessment framework, primarily by basing assessments on an institution’s average total consolidated assets less average tangible equity (subject to risk-based adjustments that would further reduce the assessment base for custodial banks) rather than on the amount of an institution’s domestic deposits, which is how the assessment had previously been calculated.  This change shifted a greater portion of the aggregate assessments to large banks, as described in detail below. The Dodd-Frank Act also eliminates the upper limit for the reserve ratio designated by the FDIC each year, increases the minimum designated reserve ratio of the DIF from 1.15% to 1.35% of the estimated amount of total insured deposits by September 30, 2020, and eliminates the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds.  On December 20, 2010, the FDIC raised the minimum designated reserve ratio of DIF to 2%. The ratio is higher than the minimum reserve ratio of 1.35% as set by the Dodd-Frank Act. Under the Dodd-Frank Act, the FDIC is required to offset the effect of the higher reserve ratio on small insured depository institutions, defined as those with consolidated assets of less than $10 billion.

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

9.

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

The Corporation is presently a “smaller reporting company” as defined by SEC regulations and is therefore presently exempt from some of the provisions noted above regarding compensation disclosures.  As a smaller reporting company, the Corporation is required to comply with say on pay and say on frequency shareholder proposal requirements which began with its 2013 Annual Meeting of Shareholders.

Statistical Disclosures

The following statistical information for 2013, 2012, and 2011, included in the Annual Report is incorporated herein by reference.

Annual
Report
Page
Return on Equity and Assets	2
Volume / Rate Analysis	5
Distribution of Assets, Liabilities and Shareholders’ Equity	6
Loan Portfolio	10-11
Summary of Loan Loss Experience	11-16
Investment Portfolio	16-17
Deposits	18-19

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

10.

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

Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on the Corporation’s results of operations, any substantial, unexpected or prolonged change in market interest rates could have a material adverse effect on the Corporation’s financial condition and results of operations.  See the sections captioned “Results of Operations – Net Interest Income” and “Quantitative and Qualitative Disclosures about Market Risk” set forth in the Corporation’s 2013 Annual Report to Shareholders incorporated herein by reference.

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

As of December 31, 2013, approximately 80% of the Corporation’s loan and lease portfolio consisted of commercial, construction and commercial real estate loans.  These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans.  These types of loans are also typically larger than residential real estate loans and consumer loans.  Because the Corporation’s loan portfolio contains a significant number of commercial and industrial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans.  An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Corporation’s financial condition and results of operations.  See the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Loans” set forth in the Corporation’s 2013 Annual Report to Shareholders and incorporated herein by reference.

11.

The Corporation’s Allowance For Loan and Lease Losses May Be Insufficient

The Corporation maintains an allowance for loan and lease losses, which is an allowance established through a provision for loan and lease losses charged to expense, that represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans and leases.  The allowance, in the judgment of management, is necessary to reserve for estimated loan and lease losses and risks inherent in the loan and lease portfolio.  The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan and lease portfolio quality, current economic conditions, political and regulatory conditions and unidentified losses inherent in the current loan portfolio.  The determination of the appropriate level of the allowance for loan and lease losses inherently involves a high degree of subjectivity and requires the Corporation to make significant estimates of current credit risks and future trends, all of which may undergo material changes.  Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Corporation’s control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review the Corporation’s allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan and lease losses, the Corporation will need additional provisions to increase the allowance for loan and lease losses.  These increases in the allowance for loan and lease losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on the Corporation’s financial condition and results of operations.  See the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Allowance for Loan Losses” set forth in the Corporation’s 2013 Annual Report to Shareholders incorporated herein by reference for further discussion related to the Corporation’s process for determining the appropriate level of the allowance for loan and losses.

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

12.

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

13.

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

14.

ITEM 2 - PROPERTIES

The Corporation’s headquarters and the Bank’s main office are located at 118 South Sandusky Avenue, Upper Sandusky, Ohio, in Wyandot County.  The building is used exclusively by the Corporation and the Bank.

Location

                                         Description

1.	Main Office	Two story building built in the early 1900’s and
	118 S. Sandusky Ave.	remodeled in 2012.

Upper Sandusky, Ohio 43351

2.	Carey Office	One story building built and opened in 1973,
	128 S. Vance Street	and remodeled in 2007.

Carey, OH 43316

3.	Harpster Office	One story building purchased in 1978.
17480 Cherokee Street

Harpster, OH 43323

4.	Findlay Tiffin Avenue Office	One story building purchased in 1992. The
	1600 Tiffin Avenue	building was renovated in 1999 to add more
	Findlay, OH 45840	office space.
5.	Marion Jamesway Office	One story building constructed and opened
	279 Jamesway	in 1996.
Marion, OH 43302
6.	Findlay Lincoln Street Office	One story building purchased in 1999 and
	201 Lincoln Street	opened in 2000.
Findlay, OH 45850
7.	Operations Center	One story building constructed and opened
	245 Tarhee Trail	in 2006.
Upper Sandusky, OH 43351
8.	Marion Barks Rd West Office	One story building purchased in 2008. The
	195 Barks Rd West	building was renovated and opened in 2009.
Marion, OH 43302
9.	Arlington Office	Two-story building opened in 2009. Purchased
	112 East Liberty Street	building in 2013. Building had been leased prior.
Arlington, OH 45814

The Bank considers its physical properties to be in good operating condition (subject to reasonable wear and tear) and suitable for the purposes for which they are being used. All properties are owned by the Bank unless otherwise indicated.

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

15.

PART II

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable

ITEM 5 – MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information set forth under the heading “Shareholder Information” on page 54 of the Annual Report is incorporated herein by reference.

                Issuer Purchases of Equity Securities

For the three months ended December 31, 2013, the Corporation issued 1,810 shares totaling $38,621 under the Commercial Savings Bank Deferred Compensation Plan, a nonqualified deferred compensation plan, to available members of the Board of Directors. Shares are purchased on the open market and are credited to the respective accounts of the deferred compensation plan participants. These transactions were not registered, but were made in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933.

The following table reflects shares repurchased by the Corporation during the fourth quarter, ended December 31, 2013, including any shares purchased as part of a repurchase program approved by the Corporation’s Board of Directors in June 2009.  The stock repurchase program, which was not publicly announced, allows the Corporation to annually purchase up to 2% of the number of common shares outstanding as of the authorization date.  The maximum number of shares which the Corporation may repurchase on a weekly basis under the program is capped at 290 shares excluding shares repurchased under the Deferred Compensation Plan.  The repurchase program has no formal expiration date, but the Board of Directors is required to review the authorization no less than annually.

				Maximum Number
				(or Approximate
		Average	Total Number of	Dollar Value)
	Total	Price	Shares Purchased	of Shares that May
	Number	Paid	as Part of Publicly	Yet be Purchased
	Of Shares	Per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs	Programs

10/01/2013 - 10/31/2013	260	$20.91	0	23,548

11/01/2013 – 11/30/2013	1,550	21.41	0	23,548

12/01/2013 – 12/31/2013	0	0.00	0	23,548

Total	1,810	$21.34	0	23,548

ITEM 6 – SELECTED FINANCIAL DATA

The information set forth under the heading “Comparative Summary of Selected Financial Data” on page 2 of the Annual Report is incorporated herein by reference.

16.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The information set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 3 through 23, inclusive, of the Annual Report is incorporated herein by reference.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth under the heading “Quantitative and Qualitative Disclosures about Market Risk” on page 21 through 22 of the Annual Report is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information contained in the consolidated financial statements and related notes and the report of independent registered public accounting firm thereon, on pages 24 through 55, inclusive, of the Annual Report is incorporated herein by reference.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with the Corporation’s independent accountants on accounting and financial disclosures.

ITEM 9A – CONTROLS AND PROCEDURES

Commercial Bancshares, Inc. carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of December 31, 2013, pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2013, in timely alerting them to material information required to be in the Corporation’s (including its consolidated subsidiaries) periodic SEC filings.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Corporation.  Under the supervision and with the participation of management, including principal executive and principal financial officers, an evaluation of the effectiveness of internal control over financial reporting was conducted based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, as required by paragraph (c) of §240.13a-15 of this chapter.  Based on the evaluation under Internal Control – Integrated Framework, management concluded that the Corporation’s internal control over financial reporting was effective as of December 31, 2013.  There was no change in the Corporation’s internal control over financial reporting that occurred during the Corporations’ fiscal quarter ending December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

17.

PART III

ITEM 10 – DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning Directors and Executive Officers of the Corporation appear under the captions “Board and Committee Membership,” “Corporate Governance - Directors and Director Compensation,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Corporation’s Definitive Proxy Statement dated April 3, 2014 for the Annual Meeting of Shareholders to be held on May 15, 2014 and is incorporated herein by reference.

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

ITEM 11 – EXECUTIVE COMPENSATION

Information concerning executive compensation appears, under the caption “Executive Compensation,” in the Corporation’s Definitive Proxy Statement dated April 3, 2014 for the Annual Meeting of Shareholders to be held on May 15, 2014 and is incorporated herein by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management is contained under the captions “Proposal 1 - Election of Directors - Information Relating to Nominees and other Directors,” and “Proposal 1 - Election of Directors - Share Ownership of Senior Executive Officers and by Management in the Aggregate” in the Corporation’s Definitive Proxy Statement dated April 3, 2014 for the Annual Meeting of Shareholders to be held on May 15, 2014 and is incorporated herein by reference.

The Corporation has two stock option plans, the 1997 Stock Option Plan and the 2009 Incentive Stock Option Plan.  No additional grants may be made under the 1997 Stock Option Plan.  The 2009 Plan, which is shareholder approved, permits the grant of stock options, restricted stock and certain other stock-based awards for up to 150,000 shares.  All stock options have an exercise price that is equal to the closing market value of the Corporation’s stock on the date options are granted.  During 2013, 9,950 stock options with an exercise price of $21.35 were granted to executive officers and certain key employees.  The weighted average fair value of options granted was $3.63 per share.  In 2012, 15,200 stock options with an exercise price of $19.28 were granted to executive officers and certain key employees.  The weighted average fair value of options granted was $3.01 per share.  Options will vest over three years and expire ten years from the date of grant.

Additionally, the Corporation granted 6,750 shares of restricted stock awards to executive officers and directors during 2013 compared to 2,200 shares during 2012. Restricted stock awards are recorded as deferred compensation, a component of shareholders’ equity, at fair value at the date of grant and amortized to compensation expense over the three-year vesting period.

18.

The following table includes information as of December 31, 2013 with respect to the Stock Option Plans, under which equity securities of the Corporation are authorized for issuance.

Number of securities
remaining available for
	Number of securities to be	Weighted-average	future issuance under
	issued upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column[a])
	(a)	(b)	(c)
Equity Compensation plans approved by security holders	61,550	$16.47	69,600

Equity Compensation plans not approved security holders	1,000	$26.75	-0-

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning director independence and certain relationships and related transactions is contained under the caption “Director Independence and Related Party Transactions” in the Corporation’s Definitive Proxy Statement dated April 3, 2014 for the Annual Meeting of Shareholders to be held on May 15, 2014 and is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services is contained under the caption “Principal Accounting Firm Fees” of the Corporation’s Definitive Proxy Statement dated April 3, 2014 for the Annual Meeting of Shareholders to be held on May 15, 2014 and is incorporated herein by reference.

19.

PART  IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following Consolidated Financial Statements and related Notes to Consolidated Financial Statements, together with the report of the Independent Registered Public Accounting Firm dated March 17, 2014 appear on pages 23 through 54 of the Commercial Bancshares, Inc., 2013 Annual Report and are incorporated herein by reference.

1.	Financial Statements

Consolidated Balance Sheets December 31, 2013 and 2012

Consolidated Statements of Income for the Years Ended December 31, 2013, 2012 and 2011

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2013, 2012 and 2011

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2013, 2012 and 2011

Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011

Notes to Consolidated Financial Statements for the Years Ended December 31, 2013, 2012 and 2011

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

3.2	Code of Regulations of the Corporation (incorporated by reference to Registrant’s Form 8-K dated April 27, 1995)

4	Form of Certificate of Common Shares of the Corporation (incorporated by reference to Registrant’s Form 8-K dated April 27, 1995)

10.1	Commercial Bancshares, Inc. 1997 Stock Option Plan (incorporated by reference to Appendix II to our Proxy Statement, as filed with the SEC on Schedule 14A on March 13, 1997)

10.2	Commercial Bancshares, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 4.1 to our Registration Statement Form S-8, as filed with the SEC on March 17, 1999)

10.3	Executive Employment Contract with Robert E. Beach dated November 1, 2007 (incorporated by reference to Exhibit 10 to Registrant’s Form 8-K filed November 7, 2007)

10.4	Executive Employment Contract with Scott A. Oboy, dated June 8, 2005 (incorporated by reference to Exhibit 10.5 to Registrant’s Form 10-K filed March 31, 2006)

10.5	Commercial Bancshares Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-K filed March 31, 2005)

10.6	Executive Employment Contract with Steven M. Strine dated March 3, 2008 (incorporated by reference to Exhibit 10 to Registrant’s Form 8-K filed March 31, 2008)

13	Annual Report to Shareholders for the Year Ended 2013

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a) Certification (CEO)

31.2	Rule 13a-14(a) Certification (CFO)

32.1	Section 1350 Certification (CEO)

32.2	Section 1350 Certification (CFO)

101.INS	XBRL Instance Document(1)

101.SCH	XBRL Taxonomy Extension Schema Document(1)

21.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

(1)	Users of the data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, and are otherwise not subject to liability under these sections.

22.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the under signed, thereunto duly authorized.

03/17/2014	COMMERCIAL BANCSHARES, INC.
Date
	By:	/s/ROBERT E. BEACH
Robert E. Beach, President and CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 17, 2014.

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

/s/J. WILLIAM BREMYER
J. William Bremyer
Director

23.

EXHIBIT 13

COMMERCIAL BANCSHARES, INC.
Upper Sandusky, Ohio

ANNUAL REPORT
December 31, 2013

CONTENTS

President’s Letter	1

Comparative Summary of Selected Financial Data	2

Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

Report of Independent Registered Public Accounting Firm	24

Consolidated Financial Statements	25

Notes to Consolidated Financial Statements	31

Shareholder Information	55

Officers	56

Board of Directors	57

i.

December 31, 2013

Dear Shareholders:

Earnings of $3,055,000 set a record in 2013 which is $2.57 per diluted share and a 3.98% increase in earnings over 2012.  This amounts to a 1.00% Return on Average Assets and a 9.96% Return on Average Equity.  Our dividend increased approximately 18% to $0.165 per share in the third quarter and we had a year-end share price of $22.68 providing a 2.91% dividend yield going forward and stock appreciation of 20% year over year.

We have continued to see strong loan growth in net loans of 9.17% and good growth in both Interest and Noninterest-bearing deposits. We have maintained our disciplined approach to loan underwriting and as a result, have seen improvement in asset quality, including year over year decreases in delinquent and non-performing loans as well as a decline in charge-offs. We continue to invest in our facilities, people and services while looking for ways to increase revenue and reduce expenses.  2014 will showcase a new state of the art Drive Through at our Main Office along with new ATMs at our current locations.  We will also be launching our mobile banking experience during 2014.

Our Net Interest Margin declined slightly but remained strong for the year.  We have also seen a decline in charge-offs and have experienced very low delinquency.  The total footings of the Bank saw good growth of $16,434,000 or 5.45%.

We still have plenty of funds to lend so please refer your family and friends to us.  Our market maker is Boenning & Scattergood or look to your broker to purchase stock in our profitable, growing and successful bank.

I look forward to serving you in our lobbies where we strive to be “Simply Better.”  I also look forward to seeing you at our May 15, 2014 Annual Shareholders’ Meeting.

Respectfully,

Robert E. Beach,
President and Chief Executive Officer

TABLE 1 COMPARATIVE SUMMARY OF SELECTED FINANCIAL DATA

Year ended December 31
(Dollars in thousands, except per share data)	2013	2012	2011	2010	2009

Total assets	$317,998	$301,564	$287,779	$304,403	$294,280

Total investment securities	16,200	17,032	27,111	36,103	36,733

Loans, net	265,625	243,303	231,094	227,460	225,264

Total deposits	281,308	268,439	259,128	277,244	264,709

Total borrowed funds	3,565	1,922	0	0	5,000

Total shareholders’ equity	31,588	29,388	26,999	24,389	22,695

Book value per outstanding share	26.74	25.12	23.22	21.18	19.93

Shares outstanding	1,181,068	1,169,840	1,161,725	1,151,345	1,138,497

Results of Operations

Interest income	$14,045	$14,252	$15,041	$15,745	$15,541
Interest expense	(1,176)	(1,493)	(2,112)	(3,589)	(4,967)
Net interest income	12,869	12,759	12,929	12,156	10,574
Provision for loan losses	(531)	(798)	(989)	(1,370)	(1,484)
Other income	2,163	2,297	2,211	2,447	2,466
Salaries and employee benefits	(5,755)	(5,625)	(5,701)	(5,293)	(5,046)
Other expenses	(4,420)	(4,518)	(4,642)	(4,875)	(5,320)
Income before income taxes	4,326	4,115	3,808	3,065	1,190
Income tax expense	(1,271)	(1,177)	(1,029)	(742)	(89)
Net income	$3,055	$2,938	$2,779	$2,323	$1,101

Per Share Data

Net income
Basic	$2.60	$2.52	$2.40	$2.03	$0.97
Diluted	$2.57	$2.49	$2.38	$2.03	$0.97

Cash dividend paid	$0.610	$0.515	$0.485	$0.420	$0.580

Financial Ratios

Return on average total assets	1.00%	0.98%	0.94%	0.77%	0.40%
Return on average shareholders’ equity	9.96%	10.33%	10.73%	9.76%	4.96%
Average shareholders’ equity to average total assets	10.03%	9.50%	8.78%	7.89%	8.01%

Dividend payout	23.49%	20.46%	20.22%	20.70%	59.90%

2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This financial review presents management’s discussion and analysis of the consolidated financial condition of the Corporation and its wholly owned subsidiaries, Commercial Savings Bank and Commercial Financial and Insurance Agency, LTD at December 31, 2013 and 2012, and the consolidated results of operations for each of the years in the three year period ended December 31, 2013.  This discussion should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and other financial data presented elsewhere in this annual report and on Form 10K.

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

Allowance for loan losses:  The Corporation believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in the preparation of its consolidated financial statements.  Adequacy of the allowance for loan losses is determined quarterly using a consistent, systematic methodology, which analyzes the risk inherent in the loan portfolio.  In addition to evaluating the collectability of specific loans when determining the adequacy of the allowance, management also takes into consideration other qualitative factors such as changes in the mix and size of the loan portfolio, historical loss experience, the amount of delinquencies and loans adversely classified, industry trends, and the impact of the local and regional economy on the Corporation’s borrowers.  Changes in these qualitative factors may cause management’s estimate of the adequacy of the allowance for loan losses to increase or decrease and result in adjustments to the Corporation’s provision for loan losses in future periods.  For additional information see “Allowance for Loan Losses” under Financial Condition as well as Note 3 of the Consolidated Financial Statement Footnotes, below.

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

The Corporation continues to concentrate on loan and deposit growth and managing net interest margin, while attempting to control expenses and credit losses.  Efforts to attract new accounts and grow loans continue to be an important strategic initiative.  This focus has enabled the Corporation to increase profitability in 2013 and has led to higher deposits and steady asset growth.

As of December 31, 2013, the Corporation had approximately $317,998,000 in total assets, $269,968,000 in gross loans and $281,308,000 in total deposits. The following were key indicators affecting the Corporation’s performance for operations during 2013:

•	Total assets increased to $317,998,000 at the end of 2013, an increase of 5.45%, from $301,564,000 at the end of 2012.

4.

•	Total deposits increased to $281,308,000 at the end of 2013, an increase of 4.79%, from $268,439,000 at the end of 2012.

•	Total net loans increased to $265,625,000 at the end of 2013, an increase of 9.17%, from $243,303,000 at the end of 2012.

•	The ratio of non-performing loans to total loans decreased to 1.12% at December 31, 2013 from 2.87% at December 31, 2012.

•	Net interest income increased $110,000 or 0.86% in 2013 compared to 2012, primarily due to an increase of $6,483,000 in average earning assets and a decrease in the average rate paid on interest-bearing liabilities.

•	Provision for loan losses decreased $267,000 or 33.46% to $531,000 in 2013 compared to $798,000 in 2012.

•	Total noninterest income decreased to $2,163,000 in 2013, a decrease of 5.83% from $2,297,000 in 2012, largely due to a decline in third-party mortgage referral fees in 2013.

•	Total noninterest expense increased to $10,175,000 in 2013, an increase of 0.32% from $10,143,000 in 2012. Various offsetting factors contributed to the nominal increase in noninterest expense.

These items, as well as other factors, contributed to the increase in net income for 2013 to $3,055,000 from $2,938,000 in 2012, translating into $2.57 per diluted common share in 2013 and $2.49 per diluted common share in 2012.

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

TABLE  2 VOLUME AND RATE ANALYSIS (a)

At December 31,	2013 Compared to 2012			2012 Compared to 2011
(Dollars in thousands)	Total	Volume	Rate	Total	Volume	Rate
Increase (decrease) in
Interest Income
Federal funds sold	$(7)	$(8)	$1	$18	$13	$5
Taxable investment securities	(69)	(65)	(4)	(205)	(266)	61
Tax-exempt investment securities	(191)	(204)	13	(148)	(135)	(13)
Loans	(7)	819	(826)	(499)	645	(1,144)
Total interest income	(274)	542	(816)	(834)	257	(1,091)
Interest Expense
Interest-bearing deposits	(18)	(10)	(8)	(14)	11	(25)
Savings deposits	(3)	1	(4)	(7)	3	(10)
Time deposits	(321)	(132)	(189)	(617)	(332)	(285)
Borrowed funds	25	39	(14)	19	0	19
Total interest expense	(317)	(102)	(215)	(619)	(318)	(301)

Net interest income	$43	$644	$(601)	$(215)	$575	$(790)

(a)	This table shows the components of the change in net interest income by volume and rate on a tax-equivalent basis utilizing a federal tax rate of 34 percent.

5.

The following table presents the Corporation’s (i) average assets, liabilities, and shareholders’ equity, (ii) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (iii) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (iv) interest rate spread and (v) net interest margin.

TABLE  3   DISTRIBUTION OF ASSETS, LIABILITIES, AND SHAREHOLDERS’ EQUITY

For the years ended December 31, 2013, 2012 and 2011

	2013			2012			2011
		Interest			Interest			Interest
(In thousands)	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Federal funds sold	$16,595	$39	0.24%	$20,208	$46	0.23%	$13,960	$28	0.20%
Investment securities:
Taxable securities(1)	7,359	241	3.27	9,322	310	3.33	19,279	515	2.67
Tax-exempt securities(1)	9,788	574	5.86	13,347	765	5.73	15,664	913	5.83
Loans(2)(3)	248,352	13,392	5.39	232,734	13,399	5.76	222,004	13,898	6.26
Earning assets	282,094	14,246	5.05%	275,611	14,520	5.27%	270,907	15,354	5.67%
Other assets	23,410			23,799			23,936
Total assets	$305,504			$299,410			$294,843

Interest-bearing demand deposits	$120,020	98	0.08%	$116,022	116	0.10%	$105,516	130	0.12%
Savings deposits	23,453	8	0.03	20,762	11	0.05	18,040	18	0.10
Time deposits	81,864	1,026	1.25	90,937	1,347	1.48	110,580	1,964	1.78
Borrowed funds	2,888	44	1.52	895	19	2.12	15	0	0.00
Interest-bearing liabilities	228,225	1,176	0.52%	228,616	1,493	0.65%	234,151	2,112	0.90%
Noninterest-bearing demand deposits	45,051			40,676			32,799
Other liabilities	1,573			1,670			2,003
Shareholders’ equity	30,655			28,448			25,890
Total liabilities and shareholders’ equity	$305,504			$299,410			$294,843

Net interest income		$13,070			$13,027			$13,242

Interest rate spread			4.53%			4.62%			4.77%
Net interest margin			4.63%			4.73%			4.89%

(1)	Average yields on all securities have been computed based on amortized cost. Income on tax-exempt securities has been computed on a tax-equivalent basis using a 34% federal tax rate and a 20% disallowance of interest expense deductibility under TEFRA rules. The amount of such adjustment was $201,000, $268,000 and $313,000 for 2013, 2012 and 2011, respectively.
(2)	Average balance is net of deferred loan fees of $475,000, $347,000, and $156,000 for 2013, 2012 and 2011, respectively.
(3)	Average loan balances include nonaccruing loans.

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

6.

Net interest income, on a fully tax-equivalent basis, increased $43,000 or 0.33% to $13,070,000 at December 31, 2013 from $13,027,000 in 2012, compared to a decrease of $215,000 or 1.62% from $13,242,000 in 2011. Net interest spread and net interest margin were 4.53% and 4.63%, respectively, for the year ended December 31, 2013, compared to 4.62% and 4.73% in 2012 and 4.77% and 4.89% in 2011.  The decrease in net interest margin in 2013 and 2012 was primarily attributable to the decline in average rates earned on interest-earning assets, which exceeded the decline in the average rates paid on interest-bearing liabilities, as historically low interest rates inhibited the Corporation’s ability to further reduce the rates paid on deposits.  This effect was somewhat mitigated by the growth in noninterest-bearing deposits, of $4,375,000 and $7,877,000 in 2013 and 2012, respectively, which provided no-cost funding compared to the cost of borrowed funds.  Economic conditions in the primary markets where the Corporation operates through its wholly-owned subsidiary have demonstrated some modest improvement throughout 2013.  This economic stabilization has led to the increase in loan demand, particularly in the commercial real estate and agricultural loan portfolios.  In addition, the stabilization in the national and regional economies has also had a positive impact on the Corporation’s asset quality.  However, interest rates continue to remain at historically low levels, making the management of the balance sheet a continued priority for the Corporation.

Total interest income, on a fully tax-equivalent basis, decreased $274,000 or 1.89% to $14,246,000 for the year ended December 31, 2013, down from $14,520,000 in 2012.  Average net loans, representing 88.04% and 84.44% of average interest-earning assets during 2013 and 2012, respectively, increased $15,618,000 or 6.71%, while the average tax-equivalent yield decreased 37 basis points.  The decline in interest income was largely driven by the downward repricing of variable rate loans and the origination of new loans at lower market rates as well as maturities and repayments of loans with higher rates.  Average investment securities, representing 6.08% and 8.22% of average interest-earning assets during 2013 and 2012, respectively, decreased $5,522,000 or 24.36%, while the tax-equivalent yield remained virtually unchanged.  The decrease in investment securities is largely due to calls, pay downs and maturities of state and political subdivisions and mortgaged-backed securities.  Average federal funds sold, representing 5.88% and 7.33% of average interest-earning assets, decreased $3,613,000 or 17.88%, while the average yield earned increased one basis point.  Cash flow from investment securities and federal funds was primarily used to fund new loan growth.

Interest expense decreased $317,000 or 21.23% to $1,176,000 at December 31, 2013 from $1,493,000 at December 31, 2012.  The decrease in interest expense is largely the result of a shift in the deposit mix from higher costing certificates of deposits to lower costing interest-bearing demand deposits and savings accounts as well as noninterest bearing demand deposits.  Average interest-bearing demand deposits, representing 52.59% and 50.75% of average interest-bearing liabilities during 2013 and 2012, respectively, increased $3,998,000 or 3.45%, while the average rate paid decreased 2 basis points.  Average time deposits, representing 35.87% and 39.78% of average interest-bearing liabilities during 2013 and 2012, respectively, decreased $9,073,000 or 9.98%, while the average rate paid decreased 23 basis points.  Average borrowed funds increased $1,993,000 to $2,888,000 at December 31, 2013 from $895,000 at December 31, 2012, while the average rate paid decreased 60 basis points.  The increase in borrowed funds was largely utilized to fund loan growth.

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

Provisions for loan losses totaled $531,000, $798,000 and $989,000 in 2013, 2012 and 2011, respectively.  The decline in the loan loss provision for 2013 compared to 2012 is primarily due to a reduction in loan charge-offs and a decrease in required reserves for classified loans, reflecting a number of upgrades on non-impaired loans.  Classified loans decreased 38.46% or $6,037,000 to $9,660,000 at December 31, 2013 from $15,697,000 at year-end 2012 compared to $13,756,000 at year-end 2011. Management considers the allowance for loan losses at December 31, 2013 adequate to cover loan losses based on its assessment of various factors affecting the loan portfolio, including the level of problem loans, overall delinquencies, business conditions, estimated collateral values and loss experience.  A further decline in local and national economic conditions, or other factors, could result in a material increase in the allowance for loan losses which could adversely affect the Corporation’s financial condition and results of operations.  For further information about factors affecting the allowance for loan losses, see “Allowance for Loan Losses,” under Financial Condition.

Noninterest Income

Noninterest income consists primarily of fees and commissions earned on services that are provided to the Corporation’s banking customers, income generated from the leasing of office space, third-party mortgage referral fee income and to a lesser extent, net gains and losses on sales of OREO and other repossessed assets and other miscellaneous income.  Noninterest income totaled $2,163,000 for 2013, a decrease of $134,000 or 5.83% from $2,297,000 in 2012.  Following are the more significant factors affecting noninterest income in 2013:

•	A decrease of $33,000 or 2.22% in service and overdraft charges, largely driven by a decline in the volume of insufficient funds (“NSF”) activity. Management believes part of this decrease is due to an increase in debit card usage which does not typically generate NSF fees. Debit card transactions for which customers do not have available funds are declined at the point of sale instead of posting to the account and generating NSF charges.

•	A decrease of $85,000 in third-party mortgage referral fee income, primarily due to a decline in residential mortgage production.

•	A decrease of $18,000 in bank-owned life insurance income.

Noninterest income for 2012 totaled $2,297,000, an increase of $86,000 or 3.89% from 2011.  Following are some of the more significant factors affecting noninterest income in 2012:

•	A decrease of $60,000 or 3.88% in service and overdraft charges, largely driven by a decline in the volume of insufficient funds (“NSF”) activity, partially offset by an increase in ATM income.

8.

•	An increase of $143,000 or 63.12% in third-party mortgage referral fee income, primarily due to an increase in mortgage production as a result of the escalated demand in home purchases and refinancing due in part to the low interest rate environment.

Noninterest Expense

Noninterest expense consists primarily of personnel, occupancy, equipment and other operating expenses.  Noninterest expense for 2013 totaled $10,175,000, an increase $32,000 or 0.32% from $10,143,000 in 2012.  Following are some of the more significant factors affecting noninterest expense in 2013:

•	An increase of $130,000 or 2.31% in salaries and employee benefits, largely due to a 3% planned increase in salaries and associated taxes, as well as slight increases in hospitalization expense and employee compensation costs.

•	An increase of $20,000 or 9.90% in other miscellaneous loan expense, due primarily to an increase in appraisal services largely driven by increased loan volume.

•	An increase of $18,000 in net losses on OREO and other repossessed asset sales, largely due to the loss of $19,000 on one property held in OREO partially offset by minor gains on other repossessed asset sales.

•	An increase of $17,000 in FDIC deposit insurance largely reflecting asset growth.

•	A decrease of $47,000 or 10.83% in professional fees reflecting a decrease in legal costs pertaining to work out plans on problem loans.

•	A decrease of $20,000 or 1.71% in other operating expense primarily reflecting a decline in ATM expense due to a lower level of transactions.

Noninterest expense for 2012 totaled $10,143,000, a decrease of $200,000 or 1.93% from $10,343,000 in 2011.  Following are some of the more significant factors affecting noninterest expense in 2012:

•	A decrease of $76,000 or 1.33% in salaries and employee benefits, largely due to a decrease of $110,000 in medical insurance costs, primarily reflecting a change in employee health care plans, a decrease of $27,000 in severance expense, offset with an increase of $69,000 in salary and bonus expense, primarily due to annual merit increases. Along with its more traditional priority health care plan, the Corporation introduced an HDHP/HSA plan (high deductible health plan with health savings account) to its employees in 2012. Compared to traditional insurance plans, HDHPs generally offer lower premiums to employees but require greater out-of-pocket spending.

•	A decrease of $78,000 or 15.23% in professional fees, primarily reflecting a decrease in legal fees relating to loan workouts. All legal settlements in 2011 were resolved prior to 2012 thus reducing legal expenses in 2012.

•	An increase of $54,000 or 14.92% in software maintenance, largely driven by an increase in third-party and web-based software programs as well as core processing upgrades, all of which increase software maintenance contracts.

•	A decrease of $68,000 or 81.93% in net losses on other repossessed asset sales, primarily due to a decrease in the number of OREO properties and other repossessed assets sold in 2012 compared to 2011.

Income Tax Expense

The Corporation generated income before taxes of $4,326,000, resulting in a tax provision of $1,271,000 in 2013, compared to income before taxes of $4,115,000 with a tax provision of $1,177,000 in 2012.  In 2011, the Corporation generated income before taxes of $3,808,000, resulting in a tax provision of $1,029,000.  The increase in income tax expense was largely driven by an increase in pre-tax income offset by earning adjustments relating to tax-free revenue. The Corporation’s effective tax rate for 2013 was 29.38%, compared to 28.60% and 27.02% for 2012 and 2011, respectively.  The difference between the Corporation’s effective tax rate and the statutory rate is primarily attributable to the Corporation’s tax-exempt income.  Tax-exempt income includes income earned on certain state and political subdivisions securities that qualify for state and/or federal income tax exemption and the Corporation’s earnings on bank-owned life insurance policies, which are exempt from federal taxation.  Further analysis of income taxes is presented in Note 12 of the “Notes to Consolidated Financial Statements.”

9.

FINANCIAL CONDITION

Total assets were $317,998,000 at December 31, 2013, an increase of $16,434,000 or 5.45% from total assets of $301,564,000 at December 31, 2012.  Total deposits were $281,308,000 at December 31, 2013, an increase of $12,869,000 or 4.79% from total deposits of $268,439,000 at year-end 2012.  Borrowed funds increased $1,643,000 to $3,565,000 at December 31, 2013 from $1,922,000 at December 31, 2012.  Asset growth reflected an increase of $22,322,000 in net loans receivable, partially offset by a decrease of $4,785,000 in cash and cash equivalents.  The increase in loan balances was primarily the result of growth in commercial real estate and agricultural loans.  Excess funds as well as FHLB advances were used to fund this loan growth.

Cash and cash equivalents include working cash funds, due from banks, interest-bearing deposits in other financial institutions, items in process of collection and federal funds sold.  The Bank is required to maintain average reserve balances with the Federal Reserve Bank based upon a percentage of deposits.  The average balance held in reserve for the twelve months ended December 31, 2013 was $5,264,000.

The Corporation maintains a portfolio of investment securities as part of its asset/liability and liquidity management program, which emphasizes effective yields and maturities to match its funding needs.  The composition of the investment portfolio is examined periodically and appropriate realignments are initiated to meet the liquidity and interest-rate sensitivity needs of the Corporation.

Investment securities, consisting of available-for-sale and other equity securities decreased $832,000 or 4.88% to $16,200,000 at December 31, 2013 from $17,032,000 at December 31, 2012.  At December 31, 2013, the investment portfolio consisted primarily of U.S. Government agency securities, mortgaged-backed securities and state and political subdivisions securities.  The decrease in investment securities was predominantly due to the calls, principal pay downs and repayments of $2,335,000 on mortgage-backed securities and state and political subdivisions securities along with a decrease in the fair market value of $476,000, partially offset by the purchase of a U.S. Government agency for $2,000,000.

Available-for-sale securities are carried at fair value with unrealized gains or losses, based on the difference between amortized cost and fair value, reported net of deferred tax, as accumulated other comprehensive income (loss), a separate component of shareholders’ equity.  Declines in the fair value of individual available-for-sale securities below their cost that are other-than-temporary are reflected as write-downs of the individual securities to fair value.  During 2013 and 2012, the Corporation experienced no declines in the value of securities that were considered to be other than temporary in nature.

Loans

Loans are reported at their outstanding principal balances less unearned income, the allowance for loan losses and any deferred fees or costs on originated loans.  Interest income on loans is accrued based on the principal balance outstanding. Loan origination fees, net of certain loan origination costs, are deferred and recognized as an adjustment to the related loan yield. Loans make up the largest component of total assets.  At December 31, 2013 net loans of $265,625,000, representing 83.53% of total assets, increased $22,322,000 or 9.17% from $243,303,000 at December 31, 2012, predominantly in commercial and agricultural loans, up $14,161,000 and $8,591,000, respectively.  Contributing factors to the increase in commercial loan demand is the stabilization in the regional economy in which the Corporation operates as well as the efforts of the Corporation’s experienced loan officers in developing new loan relationships, combined with the support of existing customers.  Consumer real estate loans increased $2,677,000 or 16.60% while installment and home equity loans decreased $2,241,000 and $564,000, respectively.  Table 4 below, provides a summary of the loan distribution by product type.

10.

TABLE  4   LOAN PORTFOLIO DISTRIBUTION

At December 31	2013	2012	2011	2010	2009
(In thousands)	Amount	Amount	Amount	Amount	Amount
Commercial	$216,298	$193,546	$177,402	$172,424	$168,611
Real estate	18,806	16,129	15,456	13,775	11,825
Consumer	16,030	18,271	22,175	23,065	23,721
Home equity	18,834	19,398	19,818	21,231	22,685
Indirect finance	0	0	22	163	1,166
Total loans	$269,968	$247,344	$234,873	$230,658	$228,008

The following is a schedule of commercial loan maturities (in thousands) based on contract terms as of December 31, 2013.

One Year	One Through	Over
or Less	Five Years	Five Years
$33,555	$33,720	$149,023

Of the commercial loans included in the preceding schedule with maturities exceeding one year, $31,311,000 have fixed rates to maturity, while $151,432,000 have adjustable rates.

The Corporation’s loan portfolio represents its largest and highest yielding assets. The fundamental lending business of the Corporation is based on understanding, measuring and controlling the credit risk inherent in the loan portfolio.  The Corporation’s loan portfolio is subject to varying degrees of credit risk.  Credit risk entails both general risks, which are inherent in the process of lending, and risk specific to individual borrowers.  The Corporation’s credit risk is mitigated through portfolio diversification, which limits exposure to any single customer, industry or collateral type.  Typically, each consumer and residential lending product has a generally predictable level of credit losses based on historical loss experience.  Home mortgage and home equity loans and lines generally have the lowest credit loss experience, while loans secured by personal property, such as auto loans, are generally expected to experience more elevated credit losses.  Credit risk in commercial lending can vary significantly, as losses as a percentage of outstanding loans can shift widely during economic cycles and are particularly sensitive to changing economic conditions.  Generally, improving economic conditions result in improved operating results on the part of commercial customers, enhancing their ability to meet their particular debt service requirements.  Improvements, if any, in operating cash flows can be offset by the impact of rising interest rates that may occur during improved economic times.  Declining economic conditions have an adverse effect on the operating results of commercial customers, reducing their ability to meet debt service obligations.

To control and manage credit risk, management has a credit process in place to ensure credit standards are maintained along with strong oversight and review procedures.  The primary purpose of loan underwriting is the evaluation of specific lending risks and involves the analysis of the borrower’s ability to service the debt as well as the assessment of the value of the underlying collateral.  Oversight and review procedures include the monitoring of portfolio credit quality, early identification of potential problem credits and the aggressive management of problem credits.  Executive management has implemented the following measures to proactively manage credit risk in the loan portfolios:

1)	Reviewed all underwriting guidelines for various loan portfolios and have strengthened underwriting guidelines where needed.

2)	Evaluated outside loan review parameters, engaging the services of a well-established firm to continue with such loan review, addressing not only specific loans but underwriting analysis, documentation, credit evaluation and risk identification.

3)	Increased the frequency of quarterly internal reviews to monthly reviews of past due and delinquent loans to assess probable credit risks early in the delinquency process to minimize losses.

11.

4)	Aggressively seeks ownership and control, when appropriate, of real estate properties, which would otherwise go through time-consuming and costly foreclosure proceedings to effectively control the disposition of such collateral.

5)	Aggressively obtaining updated financial information on commercial credits and performing analytical reviews to determine debt source capacities in business performance trends.

6)	Engaged a well-established auditing firm to analyze the Corporation’s loan loss reserve methodology and documentation.

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

The Corporation’s allowance for loan losses has two basic components:  a general reserve reflecting historical losses by loan category and loan classification, as adjusted by several factors whose effects are not reflected in historical loss ratios, and specific allowances for individually identified loans.  General reserves are based upon historical loss experience by portfolio segment measured and supplemented to address various risk characteristics of the Corporation’s loan portfolio, including:

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

The portion of the reserve representing specific allowances is derived by accumulating the specific allowances established on individually impaired loans that have significant conditions or circumstances that indicate that a loss may be probable.  Specific reserves are calculated on individually impaired loans and are established based on the Corporation’s calculation of the probable losses inherent in an individual loan.  For loans on which the Corporation has not elected to use the collateral value as a basis to establish the measure of impairment, the Corporation measures impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate.  In determining the cash flows to be included in the discount calculation, the Corporation considers a number of factors, that combined are used to estimate the probability and severity of potential losses.

•	The borrower’s overall financial condition
•	Resources and payment record
•	Support available from financial guarantors

The general reserve comprised 88% of the total allowance at December 31, 2013, compared to 86% at December 31, 2012 while the specific allowance accounted for 12% of the total allowance at December 31, 2013, compared to 14% at December 31, 2012.  The severity of estimated losses on impaired loans can differ substantially from actual losses.  The general reserve is calculated in two parts based on an internal risk classification of loans within each portfolio segment.  General reserves on loans considered to be “classified” under regulatory guidance are calculated separately from loans considered to be “pass” rated under the same guidance.  This segregation allows the Corporation to monitor the reserves related to higher risk loans separate from the remainder of the portfolio in order to better manage risk and ensure the sufficiency of reserves.

12.

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

The allowance for loan losses totaled $4,343,000 at December 31, 2013, an increase of $302,000 or 7.47%, from $4,041,000 at December 31, 2012.  The ratio of net charge-offs to average outstanding loans was 0.09% for the year ended December 31, 2013, compared to 0.23% for the year ended December 31, 2012.  The ratio of the allowance for loan losses to total loans was 1.61% at December 31, 2013, compared to 1.63% at year-end 2012.  The Corporation provided $531,000 to the allowance for loan losses for the year ended December 31, 2013 to maintain the balance at an adequate level following net charge-offs of $229,000.  During 2012 and 2011, the Corporation provided $798,000 and $989,000, respectively, to the allowance for loan losses following net charge-offs of $536,000 and $408,000.  The reduction in the loan loss provision for 2013 compared to 2012 is primarily due to upgrades to loan grades requiring lower reserve percentages or a return of loans to pass status from classified and a reduction in loan charge-offs.  During the twelve months ended December 31, 2013, total classified loans decreased 31.45% or $4,936,000 to $10,761,000 from $15,697,000 at December 31, 2012.  Higher provisions during 2012 and 2011 were largely driven by increases in nonaccrual loans as well as impairment charges on troubled debt restructured loans.

TABLE  5   SUMMARY OF ALLOWANCE FOR LOAN LOSSES

The following schedule summarizes the charge-offs and recoveries, by loan segment, charged to the allowance for loan losses (in thousands) at December 31,

	2013	2012	2011	2010	2009
Balance at beginning of period	$4,041	$3,779	$3,198	$2,744	$2,483
Loans charged-off:
Commercial	(79)	(387)	(241)	(610)	(579)
Real Estate	(90)	(64)	0	(25)	(96)
Consumer	(171)	(151)	(269)	(404)	(640)
Total loans charged-off	(340)	(602)	(510)	(1,039)	(1,315)
Recoveries of loans previously charged-off:
Commercial	52	12	15	34	4
Real Estate	8	0	0	0	0
Consumer	51	54	87	89	88
Total loan recoveries	111	66	102	123	92
Provision charged to operating expense	531	798	989	1,370	1,484
Balance at end of period	$4,343	$4,041	$3,779	$3,198	$2,744
Allowance for loan losses as a percentage of:
Period-end loans	1.61%	1.63%	1.61%	1.39%	1.20%

Management regularly reviews the updated financial position of all such loans in its portfolio and any deterioration in such position can result in a credit being downgraded.  Another component of the allowance for loan losses is an economic component that is not allocated to specific loans or groups of loans, but rather is intended to address losses caused by portfolio trends, industry trends, concentration of credit, growth and economic trends.  Although non-performing assets began to trend downward in 2013, local and national economies are still experiencing some stress in business activity and consumer spending.  In response to this, management has been proactive in evaluating reserve percentages for economic and other qualitative loss factors used to determine the adequacy of the allowance for loan losses.  The increase to the economic component of the allowance for loan losses reflected such evaluation.

13.

Before loans are charged off, they typically go through a phase of non-performing status.  Various stages exist when dealing with such non-performance.  The first stage is simple delinquency, where customers consistently start paying late, 30, 60, 90 days at a time.  These accounts may then be put on a list of loans to “watch” as they continue to under-perform according to original terms.  Loans are placed on nonaccrual status when management believes the collection of the principal and interest is doubtful.  A delinquent loan is generally placed on nonaccrual status when principal and/or interest is past due 90 days or more or if the financial strength of the borrower has declined or other facts would make the repayment of the loan suspect, unless the loan is well-secured or in the process of collection.  When a loan is placed on nonaccrual, all interest which has been accrued is charged back against current earnings as a reduction in interest income, which adversely affects the yield on loans in the period of reversal.  No additional interest is accrued on the loan balance until collection of both principal and interest becomes reasonably certain.  Loans placed on nonaccrual status may be returned to accrual status after payments are received for a minimum of six consecutive months in accordance with the loan documents, and any doubt as to the loan’s full collectability has been removed or the troubled loan is restructured and evidenced by a credit evaluation of the borrower’s financial condition and the prospects for full payment.

The Corporation’s methodology for evaluating whether a loan is impaired begins with risk-rating credits on an individual basis.  Loans with a pass rating represent those not classified on the Corporation’s rating scale for problem credits, as minimal credit risk has been identified.  Loans classified as special mention have potential weaknesses that deserve management’s close attention.  If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects.  Loans classified as substandard have a well-defined weakness that jeopardizes the repayment of the debt.  Loans classified doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable.  Loans rated as doubtful in whole, or in part, are placed in nonaccrual status.

Loans are placed on nonaccrual status when management believes the collection of principal and interest is doubtful, or when loans are past due as to principal and interest 90 days or more, except in certain circumstances when interest accruals are continued on loans deemed by management to be fully collateralized and in the process of being collected.  At December 31, 2013 and 2012, there were no 90 day delinquent loans that were on accrual status.  In such cases, the loans are individually evaluated in order to determine whether to continue income recognition after 90 days beyond the due dates.  When loans are charged off, any accrued interest recorded in the current fiscal year is charged against interest income.  The remaining balance is treated as a loan charged-off.

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

14.

TABLE  6  PERCENTAGE OF EACH LOAN SEGMENT TO TOTAL LOANS
Summary of the allowance for loan losses (in thousands) allocated by loan segment at December 31,

	2013		2012		2011		2010		2009
		% of		% of		% of		% of		% of
	Allowance	Total	Allowance	Total	Allowance	Total	Allowance	Total	Allowance	Total
Loan Type	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Commercial	$3,517	81%	$3,175	78%	$2,849	75%	$2,307	75%	$1,927	74%
Real Estate	235	5	284	7	278	7	182	6	158	5
Consumer	591	14	582	15	652	18	709	19	659	21
Total LLR	$4,343	100%	$4,041	100%	$3,779	100%	$3,198	100%	$2,744	100%

The allowance for loan losses, specifically related to impaired loans at December 31, 2013 and December 31, 2012 was $524,000 and $557,000, respectively, related to loans with principal balances of $3,928,000 and $5,910,000.  Impaired loans with no related allowance recorded at December 31, 2013 totaled $6,996,000 compared to $6,146,000 at December 31, 2012.  The decrease in impaired loans during 2013 was largely due to the settlement of one large hotel loan and four smaller commercial real estate credits.  The Corporation’s financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on the loan portfolio, unless a loan is placed on nonaccrual status.  Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected.  For the year ended December 31, 2013, the Corporation received interest payments related to these loans of $235,000, compared to interest payments of $435,000 and $410,000 for the years ended December 31, 2012 and 2011, respectively.

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

Troubled debt restructured loans totaled $9,256,000 at December 31, 2013, representing nine credit relationships in which economic concessions were granted to borrowers to better align the terms of their loans with their current ability to pay.  Of the $9,256,000 in TDR loans at December 31, 2013, $5,091,000 were on accrual status.  Troubled debt restructured balances have increased 17.08% or $1,350,000 from $7,906,000 at December 31, 2012.  The specified reserve required for these TDRs, whether collateral dependent or not, was $524,000 at December 31, 2013, representing 11% of the total loan loss reserve.  As the $524,000 represents 90% of the total specified reserve, management determines this effect on reserve to be predictable and manageable.

There are no commitments to lend additional amounts to borrowers with loans that are classified as troubled debt restructurings as of December 31, 2013.

15.

TABLE  7   SUMMARY OF IMPAIRED LOANS
The following schedule summarizes impaired and non-performing loans (in thousands) at December 31,

	2013	2012	2011	2010	2009
Impaired loans	$10,924	$12,056	$7,400	$1,864	$1,728

Loans accounted for on a nonaccrual basis	$3,015	$7,111	$1,852	$1,934	$2,641
Accruing loans, which are contractually past due 90 days or more as to interest or principal payments	0	0	0	0	0
Total non-performing loans	$3,015	$7,111	$1,852	$1,934	$2,641

Non-performing loans to allowance for loan losses	0.69	1.76	0.49	0.60	0.96

Non-performing loans, comprised of loans on nonaccrual status along with loans that are contractually past due 90 days or more but have not been classified as nonaccrual, totaled $3,015,000 at December 31, 2013, a decrease of $4,096,000, compared to non-performing loans of $7,111,000 at December 31, 2012.   The decrease in non-performing loans was primarily due to the reinstatement of two large commercial real estate relationships to accruing status, totaling $3,392,000.  Management evaluated non-performing loans for impairment at December 31, 2013 and based on that impairment analysis, a specified reserve of $524,000 was recorded.  As a percentage of period-end loans, non-performing assets were 1.12% at December 31, 2013, compared to 2.87% at December 31, 2012.  Non-performing loans represented 0.95% of total assets at December 31, 2013, compared to 2.36% at December 31, 2012.

At December 31, 2013, no other interest-bearing assets were required to be disclosed in the table above, if such assets were loans.

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

TABLE 8   CARRYING VALUE OF INVESTMENT SECURITIES
For the years ended December 31,
(Dollars in thousands)

	2013	2012	2011
U.S. Government Agency securities	$1,940	$0	$4,066
Obligations of states and political subdivisions	8,819	10,272	14,372
Mortgage-backed securities	3,182	4,501	6,414
Other investment securities	2,259	2,259	2,259
Total investment securities	$16,200	$17,032	$27,111

16.

Investment securities, consisting of available-for-sale and other equity securities decreased $832,000 or 4.88% to $16,200,000 at December 31, 2013 from $17,032,000 at December 31, 2012. Available-for-sale securities are carried at fair value, with unrealized gains or losses based on the difference between amortized cost and fair value, reported net of deferred tax, as accumulated other comprehensive income (loss), a separate component of shareholders’ equity.  Declines in the fair value of individual available-for-sale securities below their cost that are other-than-temporary result in write downs of the individual securities to their fair values.  At December 31, 2013, the investment portfolio consisted primarily of U.S. Government agencies, state and political subdivisions securities and mortgage-backed securities.  The decline in investment securities during 2013 was predominantly due to the call of state and political subdivisions securities and principal pay downs and prepayments of mortgage-backed securities.  At December 31, 2013, there were no concentrations of securities of any one issuer, whose carrying value exceeded 10% of shareholders’ equity.

TABLE 9   MATURITY SCHEDULE OF INVESTMENT SECURITIES
Maturity schedule (by contractual maturity or if applicable, earliest call date) of the Corporation’s investment securities, by carrying value, and the related weighted average yield at December 31, 2013:

			Maturing		Maturing
	Maturing in		After One		After Five		Maturing
	One Year		Year Through		Years Through		After
	or Less		Five Years		Ten Years		Ten Years
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Government Agency securities	$1,940	1.02%	$0	0.00%	$0	0.00%	$0	0.00%
Obligations of state and political Subdivisions	2,908	6.31%	5,172	5.90%	655	6.12%	84	6.99%
Mortgage-backed securities	6	4.34%	528	4.26%	763	4.89%	1,885	3.09%
Total	$4,854	4.20%	$5,700	5.74%	$1,418	5.45%	$1,969	3.25%

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

Cash and Cash Equivalents

Cash equivalents and federal funds sold include working cash funds, due from banks, interest-bearing deposits in other banks, items in process of collection and federal funds sold.  Cash equivalents and federal funds sold totaled $18,119,000 at December 31, 2013 compared to $22,904,000 at December 31, 2012.  Management believes the current level of cash and cash equivalents is sufficient to meet the Corporation’s liquidity and performance needs.  Total cash and cash equivalents fluctuate on a daily basis due to transactions in process and corresponding liquidity sources and uses.  Management believes the Corporation’s liquidity needs in the near term will be satisfied by the current level of cash and cash equivalents, readily available access to traditional and non-traditional funding sources and the portions of the investment and loan portfolios that will mature within one year, allowing the Corporation to meet cash obligations as they come due.

Premises and Equipment

Premises and equipment decreased $36,000 or 0.50% to $7,139,000 at December 31, 2013 from $7,175,000 at December 31, 2012.  The decrease in premises and equipment during 2013 represents capital purchases of $569,000, offset with depreciation expense of $597,000.  Capital purchases in 2013 consisted principally of $443,000 in renovation costs to remodel two banking centers as well as the purchase of a formerly leased banking center and $126,000 for the purchase of computer equipment and two ATMs.  Capital purchases in 2012 largely consisted of $192,000 in renovation costs to remodel three banking centers and $181,000 for the purchase of computers and computer equipment.

17.

Other Assets

Other assets totaled $1,047,000 at December 31, 2013, a decrease of $501,000 or 32.36% from $1,548,000 at December 31, 2012, primarily reflecting a decrease in prepaid expenses.  The decline in prepaid expenses is largely attributable to a partial refund of $561,000 relating to the FDIC assessment the Corporation prepaid in December 2009.  This prepayment was based on assessments expected to become due in 2010, 2011 and 2012.  Amendments to the Dodd-Frank Act in 2011 required that FDIC assessments be set in a manner that offsets the cost of the assessment increases for institutions with consolidated assets of less than $10 billion, effectively placing the increased assessment cost on larger financial institutions.

The cash surrender value of banked-owned life insurance increased $249,000 or 2.96% to $8,670,000 at December 31, 2013 from $8,421,000 at December 31, 2012.

Also included in other assets is OREO and other repossessed assets.  OREO is comprised of properties acquired by the Corporation in partial or total satisfaction of problem loans. OREO and other repossessed assets are initially recorded at the lower of cost or fair value on the date of acquisition less estimated costs of disposal (net realizable value).  Losses existing at the time of acquisition of such properties are charged against the allowance for loan losses.  Subsequent write downs that may be required are expensed as incurred.  Gains and losses realized from the sale of OREO and other repossessed assets, as well as valuation adjustments, are included in noninterest expense as well as expenses of operation.  The Corporation held one property, with a carrying value of $20,000 in OREO and $28,000 in other repossessed assets at December 31, 2013 compared to one property with a carrying value of $128,000 in OREO and $58,000 in other repossessed assets at December 31, 2012.

Deposits and Borrowings

The Corporation’s primary source of funds is customer deposits.  The Bank offers a variety of deposit products in an attempt to remain competitive and respond to changes in consumer demand.  The Corporation relies primarily on its high quality customer service, sales programs, customer referrals and advertising to attract and retain these deposits.  Deposits provide the primary source of funding for the Corporation’s lending and investment activities and the interest paid for deposits must be carefully managed to control the level of interest expense. Since year-end 2012, the Corporation’s deposit mix has shifted significantly to lower yielding short-term deposits from higher yielding long-term deposits.

Deposits totaled $281,308,000 at December 31, 2013, an increase of $12,869,000 or 4.79% from total deposits of $268,439,000 at December 31, 2012.  The growth in deposits was largely driven by increases in large certificates of deposit balances, primarily in Certificate of Deposit Account Registry Service deposits or (“CDARS”). Interest and noninterest demand deposits as well as savings account balances showed modest improvement from year-end 2012, increasing $2,714,000, $3,319,000 and $2,387,000, respectively.  Offsetting the increase in deposits was the decrease of $8,765,000 in smaller certificates of deposits and IRA balances.

TABLE 10   LARGE TIME DEPOSITS
Maturity of time deposits in amounts of $100,000 or more at December 31,

(Dollars in thousands)	2013	2012
Three months or less	$6,101	$2,360
Over three months through six months	2,494	3,886
Over six months through twelve months	6,061	5,362
Over twelve months	21,447	11,281
Total	$36,103	$22,889

18.

TABLE 11   AVERAGEDEPOSITS
Average deposit balances and average rates paid are summarized as follows for the years ended December 31,

	2013			2012			2011
			% of			% of			% of
(In thousands)	Balance	Rate	Total	Balance	Rate	Total	Balance	Rate	Total
Interest-bearing demand	$120,020	0.08%	44%	$116,022	0.10%	43%	$105,516	0.12%	40%
Savings deposits	23,453	0.03	9	20,762	0.05	8	18,040	0.10	7
Time deposits	81,864	1.25	30	90,937	1.48	34	110,580	1.78	41
Noninterest-bearing demand	45,051		17	40,676		15	32,799		12
Total average deposits	$270,388		100%	$268,397		100%	$266,935		100%

The Corporation utilizes both short-term and long-term borrowings as an alternate funding source to deposits and can be used to fund the Corporation’s liquidity needs.  Short-term borrowings, which include federal funds purchased, are borrowings from other banks that mature daily.  FHLB advances are loans from Federal Home Loan Bank that can mature daily or have longer maturities for fixed or floating rates of interest.  FHLB borrowings are generally used to provide additional funding for loan growth when it is in excess of deposit growth and to manage interest rate risk, but can also be used as an additional source of liquidity for the Corporation.  At December 31, 2013, borrowed funds totaled $3,565,000, an increase of $1,643,000 from $1,922,000 at December 31, 2012.  The increase in borrowings was due to the change in the Corporation’s net funding position as borrowings were used to fill the temporary funding needs caused by an increase in loans that could not be immediately covered by deposit balances.  The Corporation’s borrowing capacity at FHLB totaled $29,816,000 of which $18,508,000 was available at December 31, 2013.  Management believes that the Corporation has adequate liquidity to meet their commitments for the foreseeable future.

CAPITAL RESOURCES

Shareholders’ equity increased $2,200,000 or 7.49% to $31,588,000 at December 31, 2013 from $29,388,000 at December 31, 2012. The increase in shareholders’ equity for 2013 represents current earnings of $3,055,000, plus adjustments related to employee compensation costs, stock option accounting, deferred compensation plan activity and treasury stock activity of $177,000, less dividends of $718,000.  Included in shareholder’s equity is accumulated other comprehensive income which includes the net after-tax impact of unrealized gains or losses on investment securities classified as available for sale which decreased $314,000 during 2013.  Such unrealized gains or losses are generally due to changes in interest rates and represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities classified as available for sale.  At December 31, 2012, the increase in shareholder’s equity represents current earnings of $2,938,000, plus adjustments related to employee compensation costs, stock option accounting, deferred compensation plan activity and treasury stock activity of $160,000, less dividends paid of $601,000.

During 2013, the Corporation returned 23.49% of earnings through dividends of $718,000 at $0.610 per share compared to a return on earnings of 20.46% through dividends of $601,000 at $0.515 per share during 2012.  Average total shareholders’ equity to average total assets was 10.03% at December 31, 2013 compared to 9.50% at December 31, 2012.

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

19.

The Bank’s leverage and risk-based capital ratios at December 31, 2013 were 9.8% and 12.6%, respectively, compared to leverage and risk-based capital ratios of 9.4% and 12.5% at year-end 2012.  The Bank exceeded the minimum regulatory requirements to be considered well capitalized for both periods.  Should it become necessary to raise capital to expand the activities of the Corporation, the Corporation believes there are sufficient un-issued shares to satisfy the Corporation's objectives.

TABLE 12 CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The Corporation has certain obligations and commitments to make future payments under contract. The aggregate contractual obligations and commitments (in thousands) at December 31, 2013:

Contractual obligations	Payments Due by Period
		Less Than			After
	Total	One Year	1-3 Years	3-5 Years	5 Years
Time deposits and certificates of deposit	$87,640	$39,620	$34,631	$10,138	$3,251
Borrowed funds	3,565	1,757	0	0	1,808
Total contractual obligations	$91,205	$41,377	$34,631	$10,138	$5,059

Other commitments	Amount of Commitment – Expiration by Period
		Less Than			After
	Total	One Year	1-3 Years	3-5 Years	5 Years
Commitments to extend commercial credit	$22,628	$11,775	$3,341	$387	$7,125
Commitments to extend consumer credit	11,599	960	1,966	5,003	3,670
Standby letters of credit	124	82	42	0	0
Total other commitments	$34,351	$12,817	$5,349	$5,390	$10,795

Other obligations & commitments which are not included above include the deferred compensation plan, index plan reserve and split dollar life insurance.  The timing of payments for these plans is unknown.  See Note 1 for additional details.

Items listed under “Contractual obligations” represent standard bank financing activity under normal terms and practices.  Such funds normally rollover or are replaced by like items depending on then-current financing needs.  Items shown under “Other commitments” also represent standard bank activity, but for extending credit to bank customers.  Commercial credits generally represent lines of credit or approved loans with drawable funds still available under the contract terms.  On an on-going basis, about half of these amounts are expected to be drawn.  Consumer credits generally represent amounts drawable under revolving home equity lines or credit card programs.  Such amounts are usually deemed less likely to be drawn upon in total as consumers tend not to draw down all amounts on such lines.  Utilization rates tend to be fairly constant over time.  Standby letters of credit represent guarantees to finance specific projects whose primary source of financing come from other sources.  In the unlikely event of the other source’s failure to provide sufficient financing, the bank would be called upon to fill the need.  The Corporation is also continually engaged in the process of approving new loans in a bidding competition with other banks.  Management and Board committees approve the terms of these potential new loans with conditions and/or counter terms made to the applicant customers.  Customers may accept the terms, make a counter proposal, or accept terms from a competitor.  These loans are not yet under contract, but offers have been tendered and would be required to be funded if accepted.  Such agreements represent approximately $8,637,000 at December 31, 2013, in varying maturity terms.

LIQUIDITY

Liquidity is the ability to satisfy demands for deposit withdrawals, lending commitments and other corporate needs.  The Corporation’s liquidity, primarily represented by cash equivalents and federal funds sold, is a result of its operating, investing and financing activities which are summarized in the Consolidated Statements of Cash Flows.  Primary sources of funds are deposits, prepayments and maturities of outstanding loans and securities.  While scheduled payments from the amortization of loans and securities are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and industry competition.  Funds are primarily utilized to meet ongoing commitments, satisfy operational expenses, payout maturing certificates of deposit and savings withdrawals and fund loan demand, with excess funds being invested in short-term, interest-earning assets.  Additional funds are generated through Federal Home Loan Bank advances, overnight borrowings and other sources.

20.

The Corporation’s liquidity ratio at December 31, 2013 was 6.39% compared to 8.52% and 6.42% at December 31, 2012 and 2011, respectively. Another measure of liquidity is the relationship of net loans to deposits and borrowed funds with lower ratios indicating greater liquidity.  At December 31, 2013 the ratio of net loans to deposits and borrowed funds was 93.24% compared to 89.99% and 89.18% at December 31, 2012 and 2011, respectively.

In 2013, total cash from operating activities of $4,278,000 and proceeds from the maturities and repayments of investment securities, proceeds from the sale of OREO and other repossessed assets and the proceeds from the disposition of premises and equipment of $2,636,000, along with the increase in deposit balances and FHLB advances and overnight borrowings of $14,512,000 and the increase from treasury stock and deferred compensation plan activity of $81,000 was used to fund loan growth of $23,005,000, purchase an investment security of $2,000,000, fund capital expenditures of $569,000 and pay dividends of $718,000.

In 2012, total cash from operating activities of $4,652,000 and proceeds from the maturities and repayments of investment securities and proceeds from the sale of OREO and other repossessed assets of $9,932,000, along with the increase in deposit balances and FHLB advances of $11,233,000 and the increase from treasury stock and deferred compensation plan activity of $89,000 was used to fund loan growth of $12,696,000, fund capital expenditures of $428,000 and pay dividends of $601,000.

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

Net cash flows resulted in a decrease in cash equivalents and federal funds sold of $4,785,000 compared to an increase of $12,181,000 in cash equivalents and federal funds sold for 2012 and a decrease of $11,357,000 in cash equivalents and federal funds sold for 2011.  Liquidity is monitored and closely managed by the Asset-Liability Management Committee (ALCO).   Management believes that its sources and levels of liquidity are adequate to meet the needs of the Corporation.

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

One method used to manage interest rate risk is a rate sensitivity gap analysis, which monitors the relationship between the maturity and repricing of its interest-earning assets and interest-bearing liabilities.  The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period.  A “positive gap” occurs when the amount of interest rate-sensitive assets maturing or repricing within a given period exceeds the amount of interest-sensitive liabilities maturing or repricing within the same period.  Conversely, a “negative gap” occurs when the amount of interest rate-sensitive liabilities exceeds the amount of interest rate-sensitive assets.  Generally, during a period of rising interest rates, a negative gap would adversely affect net interest income, while a positive gap would result in an increase in net interest income.  During a period of falling interest rates, a negative gap would result in an increase in net interest income, while a positive gap would negatively affect net interest income. Management monitors its gap position in order to maintain earnings at an acceptable level.  This has historically been accomplished through offering loan products that are either short-term in nature or which carry variable rates of interest.  Interest rates of the majority of the commercial and real estate loan portfolios vary based on U.S. Treasury rates and the prime commercial lending rates published by The Wall Street Journal.   Consumer loans have primarily fixed rates of interest, except for home equity loans.  At December 31, 2013 and 2012, the Corporation’s gap position was negative as more rate-sensitive liabilities were set to re-price in the coming year than rate-sensitive assets.

21.

TABLE 13  PRINCIPAL / NOTIONAL AMOUNT WITH EXPECTED MATURITIES IN:
(Dollars in thousands)

For the Year Ended December 31, 2013:								Fair
Rate sensitive assets:	2014	2015	2016	2017	2018	Thereafter	Total	Value
Fixed interest rate loans	$10,593	$3,078	$9,935	$16,136	$16,658	$24,947	$81,347	$82,081
Average interest rate	5.18%	6.03%	5.43%	5.13%	4.96%	5.35%	5.24%
Variable interest rate loans	$21,381	$3,112	$1,471	$3,515	$2,002	$157,140	$188,621	$190,322
Average interest rate	4.65%	4.63%	4.61%	5.18%	5.43%	4.92%	4.89%
Fixed interest rate securities	$862	$555	$872	$1,157	$3,799	$7,531	$14,776	$14,776
Average interest rate	3.77%	4.47%	4.23%	4.28%	2.73%	4.27%	3.85%
Variable interest rate securities	$0	$0	$0	$0	$0	$1,424	$1,424	$1,424
Average interest rate						2.54%	2.54%
Rate sensitive liabilities:
Noninterest-bearing deposits	$12,233	$9,786	$7,340	$6,118	$6,118	$7,340	$48,935	$48,935
Interest-bearing demand deposits	$26,308	$26,308	$26,308	$26,308	$26,308	$13,193	$144,733	$144,733
Average interest rate	0.07%	0.07%	0.07%	0.07%	0.07%	0.07%	0.07%
Interest-bearing time deposits	$39,622	$23,735	$10,895	$2,046	$8,092	$3,250	$87,640	$85,771
Average interest rate	0.72%	0.92%	1.08%	0.96%	1.35%	1.34%	0.90%
Fixed interest rate borrowing	$0	$0	$0	$0	$0	$1,808	$1,808	$1,477
Average interest rate						2.14%	2.14%
Variable interest rate borrowing	$1,757	$0	$0	$0	$0	$0	$1,757	$1,757
Average interest rate	1.00%						1.00%

For the Year Ended December 31, 2012:								Fair
Rate sensitive assets:	2013	2014	2015	2016	2017	Thereafter	Total	Value
Fixed interest rate loans	$10,196	$4,746	$5,538	$11,769	$17,587	$21,262	$71,098	$70,410
Average interest rate	5.30%	6.69%	6.13%	5.56%	5.27%	5.89%	5.67%
Variable interest rate loans	$14,895	$2,951	$5,817	$2,154	$9,568	$140,861	$176,246	$174,541
Average interest rate	4.71%	4.94%	4.75%	4.92%	5.31%	5.30%	5.22%
Fixed interest rate securities	$712	$909	$568	$975	$1,328	$10,636	$15,128	$15,128
Average interest rate	3.89%	3.77%	4.49%	4.25%	4.32%	4.33%	4.27%
Variable interest rate securities	$0	$0	$0	$0	$0	$1,904	$1,904	$1,904
Average interest rate						2.83%	2.83%
Rate sensitive liabilities:
Noninterest-bearing deposits	$11,403	$9,123	$6,842	$5,703	$5,703	$6,842	$45,616	$45,616
Interest-bearing demand deposits	$25,381	$25,381	$25,381	$25,381	$25,381	$12,727	$139,632	$139,632
Average interest rate	0.09%	0.09%	0.09%	0.09%	0.09%	0.09%	0.09%
Interest-bearing time deposits	$46,729	$18,388	$6,618	$4,162	$1,800	$5,494	$83,191	$82,216
Average interest rate	1.43%	1.75%	2.15%	1.71%	1.04%	1.79%	1.59%
Fixed interest rate borrowing	$0	$0	$0	$0	$0	$1,922	$1,922	$1,854
Average interest rate						2.14%	2.14%
Variable interest rate borrowing	$0	$0	$0	$0	$0	$0	$0	$0
Average interest rate

22.

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

The estimated fair value of the Corporation’s financial assets was above carrying value by $2,435,000 at December 31, 2013, compared to $2,393,000 below carrying value at December 31, 2012.  The fair value of interest-bearing liabilities was above carrying value by $2,200,000 at December 31, 2013, compared to $1,043,000 above carrying value at December 31, 2012.  The net result for 2013 was a net market gain of $4,635,000, compared to a net market loss of $1,350,000 at year-end 2012. Further information relating to the Corporation’s estimated fair value of its financial instruments is disclosed in Note 18 of the Consolidated Financial Statements.

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

23.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Commercial Bancshares, Inc.
Upper Sandusky, Ohio

We have audited the accompanying consolidated balance sheets of Commercial Bancshares, Inc. (the “Corporation”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2013.  These financial statements are the responsibility of the Corporation’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Commercial Bancshares, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

Auburn Hills, MI
March 17, 2014

24.

COMMERCIAL BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS
December 31, 2013 and 2012

(Dollars in thousands)

	2013	2012
ASSETS
Cash and cash equivalents	$4,908	$7,114
Federal funds sold	13,211	15,790
Cash equivalents and federal funds sold	18,119	22,904

Securities available for sale	13,941	14,773
Other investment securities	2,259	2,259
Total loans	269,968	247,344
Allowance for loan losses	(4,343)	(4,041)
Loans, net	265,625	243,303
Premises and equipment, net	7,139	7,175
Accrued interest receivable	1,198	1,181
Bank-owned life insurance	8,670	8,421
Other assets	1,047	1,548
Total assets	$317,998	$301,564

LIABILITIES
Deposits
Noninterest-bearing demand	$48,935	$45,616
Interest-bearing demand	120,262	117,548
Savings and time deposits	76,008	82,386
Time deposits $100,000 and greater	36,103	22,889
Total deposits	281,308	268,439
Federal funds purchased	1,757	0
FHLB advances	1,808	1,922
Accrued interest payable	56	93
Other liabilities	1,481	1,722
Total liabilities	286,410	272,176

SHAREHOLDERS’ EQUITY
Common stock, no par value; 4,000,000 shares authorized, 1,186,638 shares issued and 1,181,068 outstanding in 2013 1,186,638 shares issued and 1,169,840 outstanding in 2012	11,878	11,721
Retained earnings	20,586	18,331
Unearned compensation	(159)	(77)
Deferred compensation plan shares; at cost,
50,777 shares in 2013 and 44,826 shares in 2012	(910)	(787)
Treasury stock; 5,570 shares in 2013 and 16,798 shares in 2012	(152)	(459)
Accumulated other comprehensive income	345	659
Total shareholders’ equity	31,588	29,388
Total liabilities and shareholders’ equity	$317,998	$301,564

See accompanying notes to consolidated financial statements.

25.

COMMERCIAL BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2013, 2012 and 2011

(Dollars in thousands, except per share data)

	2013	2012	2011
Interest income
Interest and fees on loans	$13,383	$13,387	$13,886
Interest on investment securities:
Taxable	241	310	515
Tax-exempt	382	509	612
Federal funds sold	39	46	28
Total interest income	14,045	14,252	15,041

Interest expense
Interest on deposits	1,132	1,474	2,112
Interest on borrowings	44	19	0
Total interest expense	1,176	1,493	2,112

Net interest income	12,869	12,759	12,929

Provision for loan losses	531	798	989
Net interest income after provision for loan loss	12,338	11,961	11,940

Noninterest income
Service fees and overdraft charges	1,453	1,486	1,546
Other income	710	811	665
Total noninterest income	2,163	2,297	2,211

Noninterest expenses
Salaries and employee benefits	5,755	5,625	5,701
Premises and equipment	1,245	1,257	1,281
Miscellaneous loan expense	222	202	228
Professional fees	387	434	512
Data processing	194	198	198
Software maintenance	424	416	362
Advertising and promotional	244	238	233
FDIC deposit insurance	273	256	291
Franchise tax	246	330	315
Losses on repossessed asset sales, net	33	15	83
Other operating expense	1,152	1,172	1,139
Total noninterest expense	10,175	10,143	10,343

Income before income taxes	4,326	4,115	3,808
Income tax expense	1,271	1,177	1,029
Net income	$3,055	$2,938	$2,779

Basic earnings per common share	$2.60	$2.52	$2.40
Diluted earnings per common share	$2.57	$2.49	$2.38

See accompanying notes to consolidated financial statements.

26.

COMMERCIAL BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2013, 2012 and 2011

(Dollars in thousands)

	2013	2012	2011
Net income	$3,055	$2,938	$2,779
Unrealized holding gain (loss) on securities:
Net securities gain (loss) during the period	(476)	(163)	348
Tax effect	(162)	(55)	118
Other comprehensive income (loss), net of tax	(314)	(108)	230
Comprehensive income, net of tax	$2,741	$2,830	$3,009

See accompanying notes to consolidated financial statements.

27.

COMMERCIAL BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years ended December 31, 2013, 2012 and 2011

(Dollars in thousands)
					Accumulated
					Other	Deferred		Total
	Outstanding	Common	Retained	Unearned	Comprehensive	Compensation	Treasury	Shareholders’
	Shares	Stock	Earnings	Compensation	Income (Loss)	Plan Shares	Stock	Equity

Balance at January 1, 2011	1,151,345	$11,440	$13,936	$(36)	$537	$(626)	$(862)	$24,389
Net income		0	2,779	0	0	0	0	2,779
Other comprehensive income		0	0	0	230	0	0	230

Cash dividends ($0.485 per share)		0	(562)	0	0	0	0	(562)
Shares divested: deferred compensation; 691 shares		(12)	0	0	0	12	0	0
Restricted shares awarded	3,750	65	0	(65)	0	0	0	0
Stock-based compensation expense	0	25	0	25	0	0	0	50
Issuance of treasury stock under stock option plan	800	0	(12)	0	0	0	22	10
Issuance of treasury stock for
deferred compensation plan	6,830	103	(83)	0	0	(103)	186	103

Balance at December 31, 2011	1,162,725	$11,621	$16,058	$(76)	$767	$(717)	$(654)	$26,999

Net income		0	2,938	0	0	0	0	2,938
Other comprehensive loss		0	0	0	(108)	0	0	(108)

Cash dividends ($0.515 per share)		0	(601)	0	0	0	0	(601)
Shares acquired: deferred compensation; 2,455 shares		50	0	0	0	(50)	0	0
Shares divested: deferred compensation; 3,650 shares		(62)	0	0	0	62	0	0
Restricted shares awarded	2,200	0	(18)	(42)	0	0	60	0
Stock-based compensation expense	0	30	0	41	0	0	0	71
Issuance of treasury stock under stock option plan	500	0	(8)	0	0	0	14	6
Issuance of treasury stock for
deferred compensation plan	4,415	82	(38)	0	0	(82)	121	83

Balance at December 31, 2012	1,169,840	$11,721	$18,331	$(77)	$659	$(787)	$(459)	$29,388

See accompanying notes to consolidated financial statements.

28.

COMMERCIAL BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended December 31, 2013, 2012 and 2011

(Dollars in thousands)

					Accumulated
					Other	Deferred		Total
	Outstanding	Common	Retained	Unearned	Comprehensive	Compensation	Treasury	Shareholders’
	Shares	Stock	Earnings	Compensation	Income (Loss)	Plan Shares	Stock	Equity

Balance at January 1, 2013	1,169,840	$11,721	$18,331	$(77)	$659	$(787)	$(459)	$29,388

Net income		0	3,055	0	0	0	0	3,055
Other comprehensive loss		0	0	0	(314)	0	0	(314)

Cash dividends ($0.610 per share)		0	(718)	0	0	0	0	(718)
Shares acquired: deferred compensation; 6,572 shares		64	0	0	0	(64)	0	0
Shares divested: deferred compensation; 621 shares		(11)	0	0	0	11	0	0
Restricted shares awarded	6,750	0	(41)	(144)	0	0	185	0
Stock-based compensation expense	0	34	0	62	0	0	0	96
Issuance of treasury stock under stock option plan	900	0	(13)	0	0	0	25	12
Issuance of treasury stock for deferred compensation plan	3,578	70	(28)	0	0	(70)	97	69

Balance at December 31, 2013	1,181,068	$11,878	$20,586	$(159)	$345	$(910)	$(152)	$31,588

See accompanying notes to consolidated financial statements.

29.

COMMERCIAL BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2013, 2012 and 2011

(Dollars in thousands)

	2013	2012	2011
Cash flows from operating activities
Net income	$3,055	$2,938	$2,779
Adjustments to reconcile net income to net cash from operating activities
Depreciation	597	658	649
Provision for loan losses	531	798	989
Deferred tax benefit (expense)	(251)	(201)	33
Loss on sale of repossessed assets, net	33	12	83
Net amortization on securities	20	114	218
Increased cash value of Bank-owned life insurance	(249)	(267)	(279)
Stock-based compensation expense	96	71	50
Changes in:
Interest receivable	(17)	94	13
Interest payable	(37)	(13)	(86)
Other assets and liabilities	500	448	(1,803)
Net cash from operating activities	4,278	4,652	2,646

Cash flows from investing activities
Securities available for sale:
Purchases	(2,000)	0	(4,149)
Maturities, calls and repayments	2,335	9,801	13,271
Net change in loans	(23,005)	(12,696)	(4,619)
Proceeds from sale of OREO and other repossessed assets	293	131	476
Proceeds from the disposition of premises and equipment	8	0	22
Bank premises and equipment expenditures	(569)	(428)	(439)
Net cash (used in) provided by investing activities	(22,938)	(3,192)	4,562

Cash flows from financing activities
Net change in deposits	12,869	9,311	(18,116)
Federal funds purchased	1,757	0	0
FHLB advances	9,000	1,968	0
Repayments of FHLB advances	(9,114)	(46)	0
Cash dividends paid	(718)	(601)	(562)
Issuance of treasury stock under stock option plans	12	6	10
Issuance of treasury stock for deferred compensation plan	69	83	103
Net cash (used in) provided by financing activities	13,875	10,721	(18,565)

Net change in cash equivalents and federal funds sold	(4,785)	12,181	(11,357)
Cash equivalents and federal funds sold at beginning of year	22,904	10,723	22,080

Cash equivalents and federal funds sold at end of year	$18,119	$22,904	$10,723

Supplemental disclosures:
Cash paid for interest	$1,213	$1,506	$2,198
Cash paid for income taxes	1,430	1,010	1,735
Non-cash transfer of loans to foreclosed/repossessed assets	191	302	530

See accompanying notes to consolidated financial statements.

30.

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

Cash and Due from Banks: Federal Reserve Board regulations require the Bank to maintain reserve balances on deposits with the Federal Reserve Bank of Cleveland. The required ending reserve balance was $5,713,000 on December 31, 2013 and $3,748,000 on December 31, 2012.

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

Management evaluates securities for other-than-temporary impairment (“OTTI”) on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. When evaluating investment securities consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, whether the market decline was affected by macroeconomic conditions and whether the Corporation has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. In analyzing an issuer’s financial condition, the Corporation may consider whether the securities are issued by the federal government or its agencies, or U.S. Government sponsored enterprises, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s financial condition. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

When OTTI occurs, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis. If an entity intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment. If a security is determined to be other-than-temporarily impaired, but the entity does not intend to sell the security, only the credit portion of the estimated loss is recognized in earnings, with the other portion of the loss recognized in other comprehensive income.

31.

Other Investment Securities: The Bank is a member of the Federal Home Loan Bank (FHLB) system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts.

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

A loan is impaired when based on current information and events it is probable the Corporation will be unable to collect the scheduled payment of principal and interest when due under the contractual terms of the loan agreement. Impairment is evaluated in total for smaller-balance loans of similar nature such as real estate mortgages and installment loans, and on an individual basis for commercial loans that are graded substandard or below. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis. If a loan is impaired, a portion of the allowance may be allocated so that the loan is reported, net, using either the present value of estimated future cash flows discounted at the loan’s effective interest rate, the loan’s observable market value or at the fair value of collateral if repayment is expected solely from the collateral.

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

32.

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

Stock Compensation: The Corporation recognizes expense for stock-based compensation using the fair value method of accounting. The Corporation uses a Black Scholes option-pricing model to estimate the grant date present value of stock options granted. The fair value of the restricted stock awards is the closing market price of the Corporation’s stock on the date of grant. Compensation is then recognized over the required service period, generally defined as the vesting period for stock option awards and as the unvested period for nonvested (restricted) stock awards.

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

33.

NOTE 2 INVESTMENT SECURITIES

The amortized cost and estimated fair value of securities available for sale (in thousands) at the dates indicated are presented in the following table:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2013	Cost	Gains	Losses	Value
U.S. Government Agency securities	$2,000	$0	$(60)	$1,940
State and political subdivisions	8,424	395	0	8,819
Mortgage-backed securities	2,994	188	0	3,182
Total securities available for sale	$13,418	$583	$(60)	$13,941

December 31, 2012
State and political subdivisions	$9,535	$742	$(5)	$10,272
Mortgage-backed securities	4,239	262	0	4,501
Total securities available for sale	$13,774	$1,004	$(5)	$14,773

The estimated fair values of investment securities (in thousands) at December 31, 2013, by contractual maturity are shown below. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Amortized	Fair
	Cost	Value
Due less than one year	$839	$857
Due after one year through five years	5,717	5,855
Due after five years through ten years	3,076	3,231
Due after ten years	792	816
Mortgage-backed securities	2,994	3,182
Total securities available for sale	$13,418	$13,941

At year-end 2013 and 2012 securities with a carrying value of $10,371,000 and $13,123,000, respectively, were pledged to secure public deposits and other deposits and liabilities as required or permitted by law.

Gross unrealized losses on securities and the estimated fair value of the related securities aggregated by security category and length of time the individual securities have been in continuous loss positions at December 31, 2013 and 2012 are as follows:

	Less Than Twelve Months		Over Twelve Months
(Dollars in thousands)	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
December 31, 2013	Losses	Value	Losses	Value
U.S. Government Agency securities	$(60)	$1,940	$0	$0
State and political subdivisions	0	0	0	0
Mortgage-backed securities	0	0	0	0
Total securities available for sale	$(60)	$1,940	$0	$0

	Less Than Twelve Months		Over Twelve Months
(Dollars in thousands)	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
December 31, 2012	Losses	Value	Losses	Value
State and political subdivisions	$(4)	$1,015	$(1)	$385
Mortgage-backed securities	0	0	0	0
Total securities available for sale	$(4)	$1,015	$(1)	$385

34.

At December 31, 2013 there were no securities in a continuous loss position for more than twelve months compared to two securities with an estimated fair value of $385,000 and unrealized losses of $1,000 at December 31, 2012.  The Corporation held one security with an estimated fair value of $1,940,000 and an unrealized loss of $60,000 in a continuous unrealized loss position for less than twelve months at December 31, 2013 compared to four securities with an estimated fair value of $1,015,000 and unrealized losses of $4,000 at December 31, 2012.

The unrealized losses that exist are primarily due to the changes in market interest rates subsequent to purchase.  The Corporation does not consider these investments to be other than temporarily impaired at December 31, 2013 and 2012 since the decline in market value is primarily attributable to changes in interest rates and not credit quality.  In addition, the Corporation does not intend to sell and does not believe that it is more likely than not that the Corporation will be required to sell these investments until there is a full recovery of the unrealized loss, which may be at maturity.  As a result, management does not believe that the investment securities in an unrealized loss position as of December 31, 2013 represent an other-than-temporary impairment.

Other investment securities are carried at cost and consist principally of stock in the Federal Home Loan Bank of Cincinnati.

NOTE  3   ALLOWANCE FOR LOAN LOSSES

The following tables provide information on the activity in the allowance for loan losses by portfolio segment for the periods indicated:

	Commercial	Real Estate	Consumer	Total
	(Amounts in thousands)
December 31, 2013
Beginning balance – January 1, 2013	$3,175	$284	$582	$4,041
Charge-offs	(79)	(90)	(171)	(340)
Recoveries	52	8	51	111
Net	(27)	(82)	(120)	(229)
Provision	369	33	129	531
Ending balance – December 31, 2013	$3,517	$235	$591	$4,343

December 31, 2012
Beginning balance – January 1, 2012	$2,849	$278	$652	$3,779
Charge-offs	(387)	(64)	(151)	(602)
Recoveries	12	0	54	66
Net	(375)	(64)	(97)	(536)
Provision	701	70	27	798
Ending Balance – December 31, 2012	$3,175	$284	$582	$4,041

December 31, 2011
Beginning balance – January 1, 2011	$2,307	$182	$709	$3,198
Charge-offs	(241)	0	(269)	(510)
Recoveries	15	0	87	102
Net	(226)	0	(182)	(408)
Provision	768	96	125	989
Ending Balance – December 31, 2011	$2,849	$278	$652	$3,779

35.

The following table presents the allocation of the allowance for loan losses and the recorded investment in loans by portfolio segment at December 31, 2013, 2012 and 2011.

	Collectively Evaluated		Individually Evaluated		Total
(Dollars in thousands)	Allowance	Recorded	Allowance	Recorded	Allowance	Recorded
	for loan	investment	for loan	investment	for loan	investment
	losses	in loans	losses	in loans	losses	in loans
December 31, 2013
Commercial	$2,993	$205,374	$524	$10,924	$3,517	$216,298
Real estate	235	18,806	0	0	235	18,806
Consumer	591	34,864	0	0	591	34,864
Total	$3,819	$259,044	$524	$10,924	$4,343	$269,968

December 31, 2012
Commercial	$2,618	$181,490	$557	$12,056	$3,175	$193,546
Real estate	284	16,129	0	0	284	16,129
Consumer	582	37,669	0	0	582	37,669
Total	$3,484	$235,288	$557	$12,056	$4,041	$247,344

December 31, 2011
Commercial	$2,398	$170,002	$451	$7,400	$2,849	$177,402
Real estate	278	15,456	0	0	278	15,456
Consumer	652	42,015	0	0	652	42,015
Total	$3,328	$227,473	$451	$7,400	$3,779	$234,873

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

36.

The following tables present the risk category of loans by class of loans based on the most recent analysis performed at December 31, 2013 and December 31, 2012.

Commercial Credit Exposure (dollar amounts in thousands)
Credit risk profile by credit worthiness category

					Commercial		Commercial
	Commercial		Commercial		Real Estate		Real Estate
	Operating		Agricultural		1-4 Family		Other
Category	12/31/13	12/31/12	12/31/13	12/31/12	12/31/13	12/31/12	12/31/13	12/31/12
Pass	$31,967	$27,636	$40,844	$32,416	$41,331	$36,248	$90,104	$78,586
6	0	0	0	0	0	0	2,801	4,667
7	1,341	1,388	163	0	1,125	2,812	6,622	9,793
8	0	0	0	0	0	0	0	0
Total	$33,308	$29,024	$41,007	$32,416	$42,456	$39,060	$99,527	$93,046

Real Estate Credit Exposure (dollar amounts in thousands)
Credit risk by credit worthiness category

	Real Estate		Real Estate
	Construction		Other
Category	12/31/13	12/31/12	12/31/13	12/31/12
Pass	$3,246	$3,051	$14,445	$11,582
6	0	0	142	147
7	130	71	843	1,278
8	0	0	0	0
Total	$3,376	$3,122	$15,430	$13,007

Consumer Credit Exposure (dollar amount in thousands)
Credit risk by credit worthiness category

	Consumer		Consumer		Consumer
	Equity		Auto		Other
Category	12/31/13	12/31/12	12/31/13	12/31/12	12/31/13	12/31/12
Pass	$18,304	$19,091	$5,175	$6,225	$10,848	$11,961
6	0	32	0	0	0	5
7	530	275	3	14	4	66
8	0	0	0	0	0	0
Total	$18,834	$19,398	$5,178	$6,239	$10,852	$12,032

37.

NOTE 5  SUMMARY OF IMPAIRED LOANS

Loans evaluated for impairment include loans classified as troubled debt restructurings and non-performing multi-family, commercial and construction loans.  The following tables set forth certain information regarding the Corporation’s impaired loans, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary for the periods indicated:

(Dollar amounts in thousands)		Unpaid
	Recorded	Principal	Related
December 31, 2013	Investment	Balance	Allowance
With no related allowance recorded:
Commercial operating	$66	$66	$0
Commercial real estate, 1-4 family	54	54	0
Commercial real estate, other	6,876	6,876	0
Subtotal	6,996	6,996	0

With an allowance recorded:
Commercial operating	967	967	111
Commercial real estate, 1-4 family	1,679	1,679	232
Commercial real estate, other	1,282	1,282	181
Subtotal	3,928	3,928	524
Total	$10,924	$10,924	$524

		Unpaid
	Recorded	Principal	Related
December 31, 2012	Investment	Balance	Allowance
With no related allowance recorded:
Commercial operating	$234	$234	$0
Commercial real estate, 1-4 family	92	92	0
Commercial real estate, other	5,820	5,820	0
Subtotal	6,146	6,146	0

With an allowance recorded:
Commercial operating	925	925	107
Commercial real estate, 1-4 family	1,732	1,732	248
Commercial real estate, other	3,253	3,253	202
Subtotal	5,910	5,910	557
Total	$12,056	$12,056	$557

		Unpaid
	Recorded	Principal	Related
December 31, 2011	Investment	Balance	Allowance
With no related allowance recorded:
Commercial operating	$149	$181	$0
Commercial real estate, other	3,668	3,668	0
Subtotal	3,817	3,849	0

With an allowance recorded:
Commercial operating	177	177	94
Commercial real estate, 1-4 family	283	283	200
Consumer real estate, other	3,123	3,123	157
Subtotal	3,583	3,583	451
Total	$7,400	$7,432	$451

38.

Impaired loans with no related allowance recorded at December 31, 2013, increased 13.8% or $850,000 from year-end 2012, while loans with a specified reserve decreased $1,982,000 or 33.5%.  Total impaired loans of $10,924,000 decreased $1,132,000 or 9.4% from total impaired loans of $12,056,000 at December 31, 2012, compared to total impaired loans of $7,400,000 at December 31, 2011.  The decrease in impaired loans during 2013 was primarily due to an upgrade of one large hotel loan due to the borrower’s improved cash flow.  The specified reserve related to impaired loans totaled $524,000 at December 31, 2013, compared to $557,000 at December 31, 2012 and $451,000 at December 31, 2011.

The following table presents the average recorded investment in impaired loans and the amount of interest income recognized on a cash basis for impaired loans after impairment by portfolio segment and class for the periods indicated.  (All dollar amounts reported in thousands)

	No Related		With Related
	Allowance Recorded		Allowance Recorded		Total
	Average	Total Interest	Average	Total interest Income Recognized	Average	Total Interest Income Recognized
	Recorded	Income	Recorded		Recorded
	Investment	Recognized	Investment		Investment
December 31, 2013
Commercial:
Operating	$66	$3	$990	$8	$1,056	$11
Real estate, 1-4 family	54	2	1,696	63	1,750	65
Real estate, other	6,125	145	1,300	14	7,425	159
Total	$6,245	$150	$3,986	$85	$10,231	$235

December 31, 2012
Commercial:
Operating	$181	$9	$346	$28	$527	$37
Real estate, 1-4 family	52	0	1,017	39	1,069	39
Real estate, other	5,144	311	3,342	48	8,486	359
Total	$5,377	$320	$4,705	$115	$10,082	$435

December 31, 2011
Commercial:
Operating	$151	$9	$176	$9	$327	$18
Real estate, 1-4 family	0	0	307	11	307	11
Real estate, other	1,954	218	2,356	163	4,310	381
Total	$2,105	$227	$2,839	$183	$4,944	$410

39.

NOTE  6 TROUBLED DEBT RESTRUCTURINGS

The following table summarizes information relative to loan modifications determined to be troubled debt restructurings during the twelve months ended December 31, 2013 and 2012.

		Outstanding	Unpaid
(Dollar amounts in thousands)	Number	Recorded	Principal
	of TDRs	Investment	Balance
December 31, 2013
Commercial, operating	1	713	713
Commercial real estate, other	2	1,228	1,228
Total	3	$1,941	$1,941

		Outstanding	Unpaid
(Dollar amounts in thousands)	Number	Recorded	Principal
	of TDRs	Investment	Balance
December 31, 2012
Commercial real estate, 1-4 family	2	1,542	1,500
Commercial real estate, other	1	2,148	2,022
Total	3	$3,690	$3,522

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

Loans modified in a troubled debt restructuring may already be on nonaccrual status and partial charge-offs may have in some cases been taken against the outstanding loan balance.  The allowance for impaired loans that have been modified in a troubled debt restructuring is measured based on the estimated fair value of the collateral, less any selling costs, if the loan is collateral dependent or on the present value of expected future cash flows, discounted at the loan’s original effective interest rate.  Management exercises significant judgment in developing these determinations.  Restructured loans are subject to periodic credit reviews to determine the necessity and adequacy of a specific loan loss allowance based on the collectability of the recorded investment in the restructured loan.  The loan loss allowance related to troubled debt restructured loans totaled $524,000 at December 31, 2013, compared to $475,000 at December 31, 2012.

There have been no financing receivables modified as troubled debt restructurings within the previous twelve months that have subsequently defaulted as of December 31, 2013.  In addition, there are no commitments to lend additional funds to borrowers that are classified as troubled debt restructurings at December 31, 2013.

40.

NOTE  7  AGE ANALYSIS OF PAST DUE FINANCING RECEIVABLES

The following table presents the aging of the recorded investment in loans by past due category and class of loans at December 31, 2013 and 2012 (dollar amounts in thousands).

							Recorded
	30-59	60-89	> 90			Total	Investment
	Days	Days	Days	Total		Financing	> 90 Days
December 31, 2013	Past Due	Past Due	Past Due	Past Due	Current	Receivables	and Accruing
Commercial
Operating	$946	$0	$87	$1,033	$32,275	$33,308	$0
Agricultural	0	0	0	0	41,007	41,007	0
Real estate, 1-4 fam	31	13	54	98	42,358	42,456	0
Real estate, other	60	0	1,121	1,181	98,346	99,527	0
Real Estate
Construction	0	0	0	0	3,376	3,376	0
Other	24	0	130	154	15,276	15,430	0
Consumer
Equity	14	1	343	358	18,476	18,834	0
Auto	0	0	0	0	5,178	5,178	0
Other	60	4	0	64	10,788	10,852	0
Total	$1,135	$18	$1,735	$2,888	$267,080	$269,968	$0

							Recorded
	30-59	60-89	> 90			Total	Investment
	Days	Days	Days	Total		Financing	> 90 Days
December 31, 2012	Past Due	Past Due	Past Due	Past Due	Current	Receivables	and Accruing
Commercial
Operating	$154	$0	$	$154	$28,870	$29,024	$0
Agricultural	0	0	0	0	32,416	32,416	0
Real estate, 1-4 fam	13	0	1,592	1,605	37,455	39,060	0
Real estate, other	1,374	2,261	340	3,975	89,071	93,046	0
Real Estate
Construction	0	0	0	0	3,122	3,122	0
Other	57	28	35	120	12,887	13,007	0
Consumer
Equity	61	0	0	61	19,337	19,398	0
Auto	12	9	0	21	6,218	6,239	0
Other	49	0	0	49	11,983	12,032	0
Total	$1,720	$2,298	$1,967	$5,985	$241,359	$247,344	$0

NOTE  8 FINANCING RECEIVABLES ON NONACCRUAL STATUS

The following table summarizes loans (in thousands) on nonaccrual status at December 31, 2013 and 2012.

	December 31, 2013	December 31, 2012
Commercial operating	$949	$1,087
Commercial real estate, 1-4 family	278	1,825
Commercial real estate, other	1,286	4,040

Real estate, other	137	73

Consumer, equity	358	63
Consumer, auto	3	9
Consumer, other	4	14
Total	$3,015	$7,111

41.

NOTE  9   PREMISES AND EQUIPMENT

Year-end premises and equipment (in thousands) were as follows:

	2013	2012
Land	$1,105	$1,078
Buildings	9,001	8,700
Furniture and equipment	4,806	4,938
Construction in process	145	74
Total	15,057	14,790
Accumulated depreciation	7,918	7,615
Premises and equipment, net	$7,139	$7,175

Depreciation expense charged to operations was $597,000, $658,000, and $649,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

NOTE  10 TIME DEPOSITS

At December 31, 2013, scheduled maturities of time deposits (in thousands) were as follows:

2014	$39,620
2015	23,735
2016	10,896
2017	2,046
2018	8,092
2019 and thereafter	3,251
$87,640

NOTE  11   FHLB ADVANCES

FHLB advances (in thousands) consisted of the following at year-end:

	Current
	Interest
	Rate	2013	2012
FHLB fixed rate advance, with monthly principal and interest payments; due July 2027	2.14%	$1,808	$1,922

The advances are subject to prepayment penalties and the provisions and conditions of the credit policy of the Federal Home Loan Bank of Cincinnati.  FHLB advances are collateralized by all shares of FHLB stock owned by the Bank and by the Bank’s qualified mortgage loans.  At December 31, 2013, the loans pledged for FHLB advances had a carrying value of $44,724,000.

42.

NOTE  12 INCOME TAXES

The provision for income taxes (in thousands) consists of:

	2013	2012	2011
Current provision	$1,522	$1,378	$996
Deferred provision (benefit)	(251)	(201)	33
Total income tax expense	$1,271	$1,177	$1,029

Year-end deferred tax assets and liabilities (in thousands) consist of:

Items giving rise to deferred tax assets	2013	2012
Allowance for loan losses in excess of tax reserve	$1,144	$1,041
Deferred compensation	304	266
Restricted stock awards	31	19
Nonaccrual loan interest	15	52
Deferred loan fees and costs	7	0
Accrued expenses and other	1	10
Total	1,502	1,388

Items giving rise to deferred tax liabilities
Depreciation	(220)	(291)
Deferred loan fees and costs	0	(68)
FHLB stock dividend	(309)	(309)
Unrealized gain on securities available for sale	(178)	(340)
Prepaid expenses and other	(132)	(130)
Total	(839)	(1,138)
Net deferred tax asset	$663	$250

Income tax expense attributable to continuing operations (in thousands) is reconciled between the financial statement provision and amounts computed by applying the statutory federal income tax rate of 34% to income before income taxes as follows:

	2013	2012	2011
Tax at statutory rates	$1,471	$1,399	$1,295
Increase (decrease) in tax resulting from:
Tax-exempt income	(199)	(246)	(283)
Other	(1)	24	17
Total income tax expense	$1,271	$1,177	$1,029

The Corporation had no reportable income tax expense pertaining to security gains for 2013, 2012 or 2011.

NOTE  13   STOCK-BASED COMPENSATION

The Corporation has two share-based compensation plans in existence, the 1997 Stock Option Plan (expired but having outstanding options that may still be executed) and the 2009 Incentive Stock Option Plan, which is described below.

The Corporation’s 2009 Incentive Stock Option Plan, is a shareholder approved plan that permits the granting of stock options, restricted stock and certain other stock-based awards to selected key employees on a periodic basis at the discretion of the board.  The plan authorizes the issuance of up to 150,000 shares of common stock of which 69,600 shares are available for issuance at December 31, 2013.  Option awards are granted with an exercise price equal to the market price of the Corporation’s stock at the date of grant and have an expiration period of ten years.

The fair value of each option award is estimated on the date of grant using a Black Scholes option-pricing model that uses the assumptions noted in the table below.  Expected volatilities are based on several factors including historical volatility of the Corporation’s common stock, implied volatility determined from traded options and other factors.  The Corporation uses historical data to estimate option exercises and employee terminations to estimate the expected life of options.  The risk-free interest rate for the expected term of the options is based on the U.S. Treasury yield curve in effect at the time of the grant.  The expected dividend yield is based on the Corporation’s expected dividend yield over the life of the options.

43.

The fair value of options granted in 2013 and 2012 was determined using the following weighted-average assumptions as of the date of grant.

	2013	2012	2011
Dividend yield	3.17%	3.20%	3.32%
Risk-free interest rate	2.00%	1.15%	1.65%
Expected volatility	23.00%	23.62%	24.14%
Weighted average expected life	8 years	8 years	8 years
Weighted average per share fair value of options	$3.63	$3.01	$2.94

In the third quarter of 2013, 9,950 stock options were granted subject to a three year vesting period with one third of the options vesting each year on the anniversary date of the grant.

Intrinsic value represents the amount by which the fair market value of the Corporation’s stock as of December 31, 2013 exceeds the exercise price of the stock options.  At December 31, 2013, the aggregate intrinsic value of stock options outstanding and exercisable was $382,000 and $317,000, respectively, compared to an aggregate intrinsic value of $186,000 and $155,000 at December 31, 2012.

The following table summarizes stock option activity for the years ended December 31, 2013, 2012 and 2011.

	2013		2012		2011
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	54,630	$15.83	40,330	$14.45	31,330	$13.47
Granted	9,950	21.35	15,200	19.28	9,800	17.40
Exercised	(900)	12.30	(500)	12.30	(800)	12.30
Expired	(1,130)	22.75	0	0	0	0
Forfeited	0	0	(400)	12.30	0	0
Outstanding at year-end	62,550	$16.63	54,630	$15.83	40,330	$14.45
Options exercisable at year-end	39,201	$14.69	29,199	$14.01	17,105	$14.04
Weighted average fair value of options granted during the year	$3.63		$3.01		$2.94

The fair value of options granted is amortized as compensation expense, recognized on a straight-line basis over the vesting period of the respective stock option grant.  Compensation expense related to employees is included in personnel expense while compensation expense related to directors is included in other operating expense.  The Corporation recognized compensation expense of $34,000 for the year ended December 31, 2013, related to the awards of nonrestricted stock options compared to $30,000 and $25,000 for the same periods in 2012 and 2011, respectively.  At December 31, 2013, the Corporation had $61,000 of unrecognized compensation expense related to nonrestricted stock options.  This remaining cost is expected to be recognized over a weighted average vesting period of approximately 24 months.  The fair value of nonrestricted stock options vesting during 2013 was $204,000 compared to $178,000 and $123,000 during 2012 and 2011, respectively.

44.

The following is a summary of outstanding and exercisable stock options at December 31, 2013:

	Number	Weighted Average	Number
	Of Shares	Remaining	Of Shares
Exercise Price	Outstanding	Contractual Life	Exercisable
$26.75	1,000	2.00 years	1,000
12.30	15,500	5.62 years	15,500
13.25	11,100	6.62 years	11,100
17.40	9,800	7.62 years	6,534
19.28	15,200	8.53 years	5,067
21.35	9,950	9.61 years	0
Total	62,550	7.39 years	39,201

The following table summarizes information about the Corporation’s nonvested stock option activity for the year ended December 31, 2013:

	Number	Weighted
	Of	Average
Nonvested Options	Options	Price
Nonvested options at January 1, 2013	25,431	$17.92
Granted	9,950	21.35
Vested	(12,032)	16.92
Forfeited	0	0.00
Nonvested options at December 31, 2013	23,349	$19.90

In the third quarter of 2013, the Corporation granted 6,750 shares of restricted stock awards with a total grant date fair value of $144,000.  The fair value of restricted stock is equal to the fair market value of the Corporation’s common stock on the date of grant.  Restricted stock awards are recorded as unearned compensation, a component of shareholders’ equity, and amortized to compensation expense over the vesting period.  The Corporation recognized compensation expense of $62,000 for the year ended December 31, 2013, related to restricted stock grants compared to $41,000 and $25,000 for the same periods in 2012 and 2011, respectively.  At December 31, 2013 the Corporation had $159,000 of unrecognized compensation expense relating to restricted stock awards.  This remaining cost is expected to be recognized over a weighted average vesting period of approximately 27.4 months.

The following table summarizes restricted stock activity for the year ended December 31, 2013.

		Weighted
	Nonvested	Average
	Number of	Grant Date
Restricted Stock	Shares	Fair Value
Nonvested balance at January 1, 2013	7,800	$16.95
Granted	6,750	21.35
Vested	(1,850)	13.25
Forfeited/expired	0	0.00
Nonvested balance at December 31, 2013	12,700	$19.83

45.

NOTE  14   BENEFIT PLANS

The Corporation maintains a 401(k) plan covering substantially all employees who have attained the age of twenty-one and have completed thirty days of service with the Corporation.  This is a salary deferral plan, which calls for matching contributions by the Corporation based on a percentage (50%) of each participant’s voluntary contribution (limited to a maximum of six percent (6%) of a covered employee’s annual compensation).  In addition to the Corporation’s required matching contribution, a contribution to the plan may be made at the discretion of the Board of Directors.  The Corporation’s matching and discretionary contributions were $106,000, $108,000 and $94,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

At December 31, 2013, the Corporation has agreements with two former executive officers to provide postretirement benefits including split dollar life insurance arrangements and deferred compensation.  The Corporation’s future obligations under the agreements have been provided for through the single purchase of split dollar life insurance policies on the executives.  The Corporation has a liability recorded for the present value of the future benefits of approximately $328,000 and $309,000 at December 31, 2013 and 2012, respectively.  The Corporation recognized expense in connection with these benefits of $22,000, $21,000 and $53,000 for the years ended December 31, 2013, 2012 and 2011, respectively.  The decrease of $31,000 in postretirement benefits expense from 2011 was primarily due to a settlement with a former executive officer.

The Corporation has deferred director fee arrangements with certain directors and executive officers.  The amounts deferred under the arrangements are invested in the Corporation’s common stock and are maintained in a rabbi trust.  The Corporation had 50,777 and 44,826 shares in the plan with a related obligation of $910,000 and $787,000 established within stockholders’ equity as of December 31, 2013 and 2012, respectively.

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

The following is a summary of commitments to extend credit (in thousands) at year-end:

	2013	2012
Commitments to extend commercial credit	$22,628	$22,790
Commitments to extend consumer credit	11,599	11,214
Standby letters of credit	124	57
	$34,351	$34,061

Fixed rate	$7,783	$6,593
Variable rate	26,965	27,468
	$34,748	$34,061

At year-end 2013, the fixed rate commitments had a range of rates from 2.15% to 25.00%, with a weighted average term to maturity of 52.5 months.  At year-end 2012, the fixed rate commitments had a range of rates from 2.30% to 25.00%, with a weighted average term to maturity of 53.6 months.

46.

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

	Capital to risk-weighted assets		Tier 1 capital
	Total	Tier 1	to average assets
Well capitalized	10%	6%	5%
Adequately capitalized	8%	4%	4%
Undercapitalized	6%	3%	3%

At year-end 2013, actual capital levels and minimum required levels for the Bank were as follows:

			Minimum Required		Minimum Required
(Dollars in thousands)			For Capital		To Be Well
	Actual		Adequacy Purposes		Capitalized
December 31, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$33,968	12.6%	$21,507	8.0%	$26,884	10.0%
Tier 1 capital (to risk-weighted assets)	$30,595	11.4%	$10,754	4.0%	$16,130	6.0%
Tier 1 capital (to average assets)	$30,595	9.8%	$12,508	4.0%	$15,635	5.0%

At year-end 2012, actual capital levels and minimum required levels, for the Bank were as follows:

			Minimum Required		Minimum Required
(Dollars in thousands)			For Capital		To Be Well
	Actual		Adequacy Purposes		Capitalized
December 31, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$31,296	12.5%	$20,009	8.0%	$25,011	10.0%
Tier 1 capital (to risk-weighted assets)	$28,158	11.3%	$10,004	4.0%	$15,007	6.0%
Tier 1 capital (to average assets)	$28,158	9.4%	$11,997	4.0%	$14,996	5.0%

Based on the most recent notifications from its regulators, the Bank has been categorized as “well-capitalized” at December 31, 2013 and 2012.  Management is not aware of any conditions or events since its last notification that would affect the Bank’s “well-capitalized” status.

Dividend payments to the holding company by its subsidiaries are subject to regulatory review and statutory limitations and, in some instances, regulatory approval.  Dividends paid by the Bank are the primary source of funds available to the Corporation for payment of dividends to shareholders and for other working capital needs.  Ohio law prohibits the Bank, without the prior approval of the Ohio Division of Financial Institutions, from paying dividends in an amount greater than the lesser of its undivided profits or the total of its net income for that year, combined with its retained net income from the preceding two years.  The payment of dividends by any financial institution or its holding company is also affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be under-capitalized.  As described above, the Bank exceeded its minimum capital requirements under applicable guidelines at year-end.  The amount of dividends available to the Corporation from the Bank at December 31, 2013, was approximately $12,460,000.

47.

NOTE  17  RELATED PARTY TRANSACTIONS

Certain directors, executive officers and principal shareholders of the Corporation, including their immediate families and companies in which they are principal owners, were loan customers during 2013 and 2012.  The following is a summary of the activity on these borrower relationships (in thousands):

2013
Beginning balance	$2,914
New loans and advances	193
Change in status	(52)
Payments	(342)
Ending balance	$2,713

Deposit accounts of directors and executive officers of the Corporation totaled $5,890,000 and $3,403,000 at December 31, 2013 and 2012, respectively.

NOTE  18   FAIR VALUES AND MEASUREMENTS OF FINANCIAL INSTRUMENTS

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

48.

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

The following table presents information about the Corporation’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012, and the valuation techniques used by the Corporation to determine those fair values.

Assets and liabilities measured at fair value on a recurring basis for the periods shown:

	Quoted Prices in	Significant	Significant
(Dollars in thousands)	Active Markets	Observable	Unobservable
	For Identical	Inputs	Inputs
December 31, 2013	Assets (Level 1)	(Level 2)	(Level 3)	Balance
Assets
U.S. Government Agency securities	$0	$1,940	$0	$1,940
State and political subdivisions	0	8,819	0	8,819
Mortgage-backed securities	0	3,182	0	3,182
Total Assets	$0	$13,941	$0	$13,941

Liabilities	$0	$0	$0	$0

December 31, 2012
Assets
State and political subdivisions	$0	$10,272	$0	$10,272
Mortgage-backed securities	0	4,501	0	4,501
Total Assets	$0	$14,773	$0	$14,773

Liabilities	$0	$0	$0	$0

Securities characterized as having Level 2 inputs generally consist of obligations of U.S. Government and federal agencies, government-sponsored organizations and obligations of state and political subdivisions.  There were no transfers in or out of Levels 1 and 2 for the year ended December 31, 2013.

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

49.

The following table presents financial assets and liabilities measured on a nonrecurring basis.

		Fair Value Measurements
	Balance at	At Reporting Date Using:
(In thousands)	December 31,	Level 1	Level 2	Level 3
2013
Impaired loans	$10,924	$0	$0	$10,924
Real estate acquired through foreclosure	20	0	0	20

2012
Impaired loans	$12,056	$0	$0	$12,056
Real estate acquired through foreclosure	128	0	0	128

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

Property acquired by the Corporation as a result of a loan foreclosure or a deed-in-lieu of foreclosure is classified as OREO while personal property acquired through repossession is classified as repossessed assets.  Property acquired is recorded at the lower of the unpaid principal balance or fair value at the date of acquisition and subsequently carried at the lower of cost or net realizable value.  Any required write-down of the loan to its net realizable value is charged against the allowance for loan losses.  The Corporation records repossessed assets, such as automobiles or equipment at the lower of cost or estimated fair value on the acquisition date and at the lower of such initial amount or estimated fair value less selling costs thereafter.  The estimated fair value of OREO properties and repossessed assets is determined by independent market-based appraisals and other available market information.  Accordingly, the valuations of OREO and other repossessed assets are subject to significant judgment.  If the fair value of the collateral deteriorates subsequent to initial recognition, a valuation allowance is recorded through expense.  Additionally, any operating costs incurred after acquisition are also expensed.

50.

The table below presents the estimated fair values of the Corporation’s financial instruments for the periods indicated:

			Quoted Prices	Significant
			In Active	Other	Significant
(Dollar amounts in thousands)			Markets for	Observable	Unobservable
	Carrying	Estimated	Identical Assets	Inputs	Inputs
December 31, 2013	Amount	Fair Value	(Leavel 1)	(Level 2)	(Level 3)
Financial Assets:
Cash equivalents and federal funds sold	$18,119	$18,119	$18,119	$0	$0
Securities available for sale	13,941	13,941	0	13,941	0
Other investment securities	2,259	2,259	0	0	2,259
Loans, net of allowance for loan loss	265,625	268,060	0	0	268,060
Accrued interest receivable	1,198	1,198	0	0	1,198

Financial Liabilities:
Noninterest-bearing deposits	$(48,935)	$(48,935)	$(48,935)	$0	$0
Interest-bearing deposits	(144,733)	(144,733)	0	(144,733)	0
Time deposits	(87,640)	(85,771)	0	(85,771)	0
Federal funds purchased	(1,757)	(1,757)	0	(1,757)	0
FHLB advances	(1,808)	(1,477)	0	(1,477)	0
Accrued interest payable	(56)	(56)	0	0	(56)

			Quoted Prices	Significant
			In Active	Other	Significant
(Dollar amounts in thousands)			Markets for	Observable	Unobservable
	Carrying	Estimated	Identical Assets	Inputs	Inputs
December 31, 2012	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash equivalents and federal funds sold	$22,904	$22,904	$22,904	$0	$0
Securities available for sale	14,773	14,733	0	14,733	0
Other investment securities	2,259	2,259	0	0	2,259
Loans, net of allowance for loan loss	243,303	240,910	0	0	240,910
Accrued interest receivable	1,181	1,181	0	0	1,181

Financial Liabilities:
Noninterest-bearing deposits	$(45,616)	$(45,616)	$(45,616)	$0	$0
Interest-bearing deposits	(139,632)	(139,632)	0	(139,632)	0
Time deposits	(83,191)	(82,216)	0	(82,216)	0
FHLB advances	(1,922)	(1,854)	0	(1,854)	0
Accrued interest payable	(93)	(93)	0	0	(93)

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

51.

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

•	Federal funds purchased – The carrying value of federal funds borrowed is assumed to approximate fair value.

•
FHLB advances – The fair value of long-term debt was estimated using a discounted cash flow calculation which utilizes the interest rates currently offered for borrowings of similar remaining maturities.

•	Accrued interest payable – The carrying value of accrued interest payable approximates fair value due to the short-term duration.

•	Other financial instruments – The fair value of other financial instruments, including loan commitments and unused letters of credit, is based on discounted cash flow analysis and is not material.

NOTE 19  EARNINGS PER SHARE

Weighted average shares used in determining basic and diluted earnings per share for the year ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Weighted average shares outstanding during the year	1,175,220	1,166,866	1,157,477
Dilutive effect of stock options	13,169	10,899	8,128
Weighted average shares considering dilutive effect	1,188,389	1,177,765	1,165,605

Anti-dilutive stock options not considered in computing diluted earnings per share	10,950	2,130	2,130

52.

NOTE  20  PARENT CORPORATION STATEMENTS

The following are condensed financial statements of Commercial Bancshares, Inc.

CONDENSED BALANCE SHEETS

December 31, 2013 and 2012
(Dollars in thousands)

	2013	2012
ASSETS
Cash on deposit with subsidiary	$249	$202
Investment in common stock of subsidiaries	30,956	28,844
Other assets	404	365
Total assets	$31,609	$29,411

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities	$21	$23
Shareholders’ equity	31,588	29,388
Total liabilities and shareholders’ equity	$31,609	$29,411

CONDENSED STATEMENTS OF INCOME

Years ended December 31, 2013, 2012 and 2011
(Dollars in thousands)

	2013	2012	2011
INCOME
Dividends from Bank subsidiary	$718	$601	$562
Total income	718	601	562

EXPENSES
Professional fees	35	31	65
Other	102	97	97
Total expenses	137	128	162

Tax benefit	(46)	(44)	(55)
Income before equity in undistributed earnings of subsidiaries	627	517	455
Equity in undistributed earnings of subsidiaries	2,428	2,421	2,324

NET INCOME	$3,055	$2,938	$2,779

53.

CONDENSED STATEMENTS OF CASH FLOWS

Years ended December 31, 2013, 2012 and 2011
(Dollars in thousands)

	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,055	$2,938	$2,779
Adjustments to reconcile net income to net cash from operating activities
Equity in undistributed earnings of subsidiaries	(2,428)	(2,421)	(2,324)
Stock-based compensation	96	71	50
Other	(39)	(38)	(5)
Net cash from operating activities	684	550	500

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash from investing activities	0	0	0

CASH FLOWS FROM FINANCING ACTIVITIES
Treasury stock issued for deferred compensation plan	69	83	103
Treasury stock issued under stock option plans	12	6	10
Cash dividends paid	(718)	(601)	(562)
Net cash from financing activities	(637)	(512)	(449)

Net change in cash	47	38	51
Cash at beginning of period	202	164	113
Cash at end of period	$249	$202	$164

NOTE  21  QUARTERLY INFORMATION (Unaudited)

The following quarterly information (in thousands, except per share data) is provided for the three-month periods ending as follows:

2013	March 31,	June 30,	September 30,	December 31,
Total interest income	$3,357	$3,516	$3,560	$3,612
Total interest expense	339	307	281	249
Net interest income	$3,018	$3,209	$3,279	$3,363
Provision for loan losses	22	129	138	242
Net income	$685	$773	$792	$805

Basic earnings per common share	0.59	0.66	0.67	0.68
Diluted earnings per common share	0.58	0.65	0.66	0.68

2012	March 31,	June 30,	September 30,	December 31,
Total interest income	$3,627	$3,531	$3,539	$3,555
Total interest expense	383	370	371	369
Net interest income	$3,244	$3,161	$3,168	$3,186
Provision for loan losses	150	90	408	150
Net income	$763	$794	$580	$801

Basic earnings per common share	0.66	0.68	0.50	0.68
Diluted earnings per common share	0.65	0.67	0.49	0.68

54.

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

	Dividends
2013	Declared	Low Bid	High Bid
Three months ended March 31	$0.140	$18.90	$21.88
Three months ended June 30	0.140	20.00	21.98
Three months ended September 30	0.165	20.55	22.88
Three months ended December 31	0.165	20.33	22.68

	Dividends
2012	Declared	Low Bid	High Bid
Three months ended March 31	$0.125	$18.21	$19.70
Three months ended June 30	0.125	19.75	22.00
Three months ended September 30	0.125	18.00	20.30
Three months ended December 31	0.140	18.25	20.00

Management does not have knowledge of the prices paid in all transactions and has not verified the accuracy of those reported prices.  Because of the lack of an established market for the Corporation’s stock, these prices may not reflect the prices at which the stock would trade in an active market.

The Corporation has 1,181,068 outstanding shares of common stock held by approximately 1,503 shareholders as of December 31, 2013.  The Corporation paid cash dividends in March, June, September and December totaling $0.610 per share in 2013 and $0.515 per share in 2012.

For a discussion of certain regulatory restrictions limiting the payment of dividends, please see Note 16 to the audited financial statements provided herewith.

55.

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
Susan E. Brown, Senior Vice President, Chief Retail Banking Officer
Scott A. Oboy, Executive Vice President, Chief Financial Officer
Steven M. Strine, Senior Vice President, Chief Lending Officer

TRANSFER AGENT, REGISTRAR & DIVIDEND DISBURSING AGENT

Registrar and Transfer Company
Attn:  Investor Relations
10 Commerce Drive
Cranford, NJ 07016
1-800-368-5948
E-Mail:  info@rtco.com
Website:  www.rtco.com

ANNUAL MEETING

The annual shareholders’ meeting will be held Thursday, May 15, 2014 at 4:30 p.m. in the main office of the Commercial Savings Bank, 118 South Sandusky Avenue, Upper Sandusky, Ohio.

56.

COMMERCIAL BANCSHARES, INC.
BOARD OF DIRECTORS

Michael A. Shope – Chairman	Retired CFO, Walbro Corporation Norwalk, Ohio

Stanley K. Kinnett – Vice Chairman	President and CEO, Dixie-Southern Bradenton, Florida

Robert E. Beach	President and CEO of Commercial Bancshares, Inc. and the Commercial Savings Bank, Upper Sandusky, Ohio

Daniel E. Berg	Director of Operations, Tower International Livonia, Michigan

J. William Bremyer	Foot and Ankle Surgery Mercy Health Systems, Tiffin, Ohio Blanchard Valley Medical Center, Findlay, Ohio

Lynn R. Child	Chairman and Co-Founder, CentraComm Communications, Ltd., and CEO, Aardvark, Inc. Findlay, Ohio

Mark Dillon	President and CEO, Fairborn USA, Inc. Upper Sandusky, Ohio

Deborah J. Grafmiller	State Certified General Appraiser Professional Appraisal Services Findlay, Ohio

Kurt D. Kimmel	President/Co-owner, Kimmel Cleaners Upper Sandusky, Ohio

Lee M. Sisler	President, Sisler and Associates Marion, Ohio

57.