Form 10-Q
period 2014-03-31
COMMERCIAL BANCSHARES INC \OH\
filed 2014-05-14
CIK 1009976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2014. Commission File Number 000-27894

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

As of May 14, 2014, the latest practicable date, there were 1,184,320 outstanding of the registrant’s common stock, no par value.

COMMERCIAL BANCSHARES, INC.

2.

COMMERCIAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

	(Unaudited)
	March 31,	December 31,
	2014	2013
ASSETS
Cash and cash equivalents	$6,202	$4,908
Federal funds sold	13,443	13,211
Cash equivalents and federal funds sold	19,645	18,119

Securities available for sale	13,193	13,941
Other investment securities	2,209	2,259
Total loans	270,083	269,968
Allowance for loan losses	(4,336)	(4,343)
Loans, net	265,747	265,625
Premises and equipment, net	7,047	7,139
Accrued interest receivable	1,416	1,198
Bank-owned life insurance	8,730	8,670
Other assets	1,371	1,047

Total assets	$319,358	$317,998

LIABILITIES
Deposits
Noninterest-bearing demand	$47,666	$48,935
Interest-bearing demand	122,717	120,262
Savings and time deposits	76,219	76,008
Time deposits $100,000 and greater	37,266	36,103
Total deposits	283,868	281,308
Federal funds purchased	0	1,757
FHLB advances	1,779	1,808
Accrued interest payable	63	56
Other liabilities	1,466	1,481
Total liabilities	287,176	286,410

SHAREHOLDERS' EQUITY
Common stock, no par value; 4,000,000 shares authorized, 1,186,638 shares issued and 1,181,918 outstanding in 2014 1,186,638 shares issued and 1,181,068 outstanding in 2013	11,887	11,878
Retained earnings	21,138	20,586
Unearned compensation	(138)	(159)
Deferred compensation plan shares; at cost, 50,777 shares in 2014 and 2013	(910)	(910)
Treasury stock; 4,720 shares in 2014 and 5,570 shares in 2013	(129)	(152)
Accumulated other comprehensive income	334	345
Total shareholders' equity	32,182	31,588

Total liabilities and shareholders' equity	$319,358	$317,998

See notes to the consolidated financial statements.

3.

COMMERCIAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Dollar amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2014	2013
Interest income
Interest and fees on loans	$3,358	$3,182
Interest on investment securities:
Taxable	54	62
Tax-exempt	83	99
Federal funds sold	9	14
Total interest income	3,504	3,357
Interest expense
Interest on deposits	214	329
Interest on borrowings	10	10
Total interest expense	224	339

Net interest income	3,280	3,018
Provision for loan losses	151	22

Net interest income after provision for loan losses	3,129	2,996

Noninterest income
Service fees and overdraft charges	361	346
Gains (losses) on repossessed asset sales, net	(13)	10
Gain on sale of bank premises and equipment	41	0
Other income	158	188
Total noninterest income	547	544

Noninterest expense
Salaries and employee benefits	1,426	1,432
Premises and equipment	337	322
Miscellaneous loan expense	60	60
Professional fees	109	102
Data processing	44	44
Software maintenance	100	116
Advertising and promotional	58	55
FDIC deposit insurance	67	68
Franchise tax	97	105
Other operating expense	282	267
Total noninterest expense	2,580	2,571

Income before income taxes	1,096	969
Income tax expense	337	284

Net income	$759	$685

Basic earnings per common share	$0.64	$0.59
Diluted earnings per common share	$0.63	$0.58

See notes to the consolidated financial statements.

4.

COMMERCIAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(Dollar amounts in thousands)

	Three Months Ended
	March 31,
	2014	2013

Net Income	$759	$685

Unrealized holding gain (loss) on securities:
Net securities loss during the period	(17)	(120)
Tax effect	(6)	(41)
Other comprehensive loss, net of tax	(11)	(79)
Comprehensive income, net of tax	$748	$606

See notes to the consolidated financial statements.

5.

COMMERCIAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
(Unaudited)

(Dollar amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2014	2013

Balance at beginning of period	$31,588	$29,388

Net income	759	685
Other comprehensive loss	(11)	(79)

Stock-based compensation expense	30	19

Deferred compensation plan activity	0	6

Issuance of treasury stock under stock option plan	11	0

Cash dividends ($0.165 per share in 2014 and $0.140 in 2013)	(195)	(164)

Balance at end of period	$32,182	$29,855

See notes to the consolidated financial statements.

6.

COMMERCIAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
	($ in thousands)
Cash flows from operating activities
Net income	$759	$685
Adjustments	(219)	(276)
Net cash from operating activities	540	409

Cash flows from investing activities
Securities available for sale:
Maturities, calls and repayments	726	554
Net change in loans	(311)	7,555
Proceeds from sale of OREO and other repossessed assets	31	167
Proceeds from the disposition of premises and equipment	83	0
Bank premises and equipment expenditures	(133)	(110)
Net cash provided by investing activities	396	8,166

Cash flows from financing activities
Net change in deposits	2,560	2,288
Decrease in federal funds purchased	(1,757)	0
Repayments of FHLB advances	(29)	(28)
Cash dividends paid	(195)	(164)
Issuance of treasury stock under stock option plans	11	0
Deferred compensation plan activity	0	6
Net cash provided by financing activities	590	2,102

Net change in cash equivalents and federal funds sold	1,526	10,677

Cash equivalents and federal funds sold at beginning of period	18,119	22,904

Cash equivalents and federal funds sold at end of period	$19,645	$33,581

Supplemental disclosures
Cash paid for interest	$217	$339
Cash paid for income taxes	121	20
Non-cash transfer of loans to foreclosed/repossessed assets	72	14

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

The condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the Corporation’s financial position at March 31, 2014, and the results of operations and changes in cash flows for the periods presented have been made.

Certain information and footnote disclosures typically included in financial statements prepared in accordance with U.S. generally accepted principles have been omitted. The Annual Report for the year ended December 31, 2013, contains consolidated financial statements and related footnote disclosures, which should be read in conjunction with the accompanying consolidated financial statements. The results of operations for the period ended March 31, 2014 are not necessarily indicative of the operating results for the full year or any future interim period.

NOTE 2	EARNINGS PER SHARE

Weighted average shares used in determining basic and diluted earnings per share for the three months ended March 31, 2014 and 2013.

	2014	2013
Weighted average shares outstanding during the period	1,181,515	1,170,098
Dilutive effect of stock options	17,896	12,333
Weighted average shares considering dilutive effect	1,199,411	1,182,431

Anti-dilutive stock options not considered in computing diluted earnings per share	1,000	1,000

NOTE 3	INVESTMENT SECURITIES

The amortized cost and estimated fair value of securities available for sale at the dates indicated are presented in the following table:

	March 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollar amounts in thousands)	Cost	Gains	Losses	Value
U.S. Government Agency securities	$2,000	$0	$(59)	$1,941
State and political subdivisions	7,855	386	0	8,241
Mortgage-backed securities	2,832	179	0	3,011
Total securities available for sale	$12,687	$565	$(59)	$13,193

	December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollar amounts in thousands)	Cost	Gains	Losses	Value
U.S. Government Agency securities	$2,000	$0	$(60)	$1,940
State and political subdivisions	8,424	395	0	8,819
Mortgage-backed securities	2,994	188	0	3,182
Total securities available for sale	$13,418	$583	$(60)	$13,941

8.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair values of investment securities at March 31, 2014, by contractual maturity are shown below. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value
Due less than one year	$1,126	$1,146
Due after one year through five years	5,983	6,195
Due after five years through ten years	2,704	2,797
Due after ten years	42	44
Mortgage-backed securities	2,832	3,011
Total securities available for sale	$12,687	$13,193

At March 31, 2014 and December 31, 2013, securities with a carrying value of $12,592,000 and $10,371,000, respectively, were pledged to secure public deposits and other deposits and liabilities as required or permitted by law.

Gross unrealized losses on securities and the estimated fair value of the related securities aggregated by security category and length of time the individual securities have been in continuous loss positions at March 31, 2014 and December 31, 2013 are as follows:

(Dollar amounts in thousands)	Less Than Twelve Months		More Than Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
March 31, 2014	Losses	Value	Losses	Value
U.S. Government Agency securities	$(59)	$1,941	$0	$0
State and political subdivisions	0	0	0	0
Mortgage-backed securities	0	0	0	0
Total available for sale	$(59)	$1,941	$0	$0

(Dollar amounts in thousands)	Less Than Twelve Months		More Than Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
December 31, 2013	Losses	Value	Losses	Value
U.S. Government Agency securities	$(60)	$1,940	$0	$0
State and political subdivisions	0	0	0	0
Mortgage-backed securities	0	0	0	0
Total available for sale	$(60)	$1,940	$0	$0

At March 31, 2014 and December 31, 2013, there were no securities in a continuous loss position for more than twelve months. The Corporation held one security with an estimated fair value of $1,941,000 and an unrealized loss of $59,000 in a continuous unrealized loss position for less than twelve months at March 31, 2014 compared to one security with an estimated fair value of $1,940,000 and an unrealized loss of $60,000 at December 31, 2013.

The unrealized losses that exist are primarily due to the changes in market interest rates subsequent to purchase. The Corporation does not consider these investments to be other than temporarily impaired at March 31, 2014 and December 31, 2013 since the decline in market value is primarily attributable to changes in interest rates and not credit quality. In addition, the Corporation does not intend to sell and does not believe that it is more likely than not that the Corporation will be required to sell these investments until there is a full recovery of the unrealized loss, which may be at maturity. As a result, management does not believe that the investment securities in an unrealized loss position as of March 31, 2014 represent an other-than-temporary impairment.

9.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4	ALLOWANCE FOR LOAN LOSSES

The following tables provide information on the activity in the allowance for loan losses by portfolio segment for the periods indicated:

	Commercial	Real Estate	Consumer	Total
	(Dollar amounts in thousands)
For the Three Months Ended March 31, 2014
Beginning balance – January 1, 2014	$3,517	$235	$591	$4,343
Charge-offs	(156)	0	(16)	(172)
Recoveries	7	0	7	14
Net	(149)	0	(9)	(158)
Provision	143	8	0	151
Ending Balance – March 31, 2014	$3,511	$243	$582	$4,336

	Commercial	Real Estate	Consumer	Total
	(Dollar amounts in thousands)
For the Three Months Ended March 31, 2013
Beginning balance – January 1, 2013	$3,175	$284	$582	$4,041
Charge-offs	0	(19)	(61)	(80)
Recoveries	17	0	15	32
Net	17	(19)	(46)	(48)
Provision	(39)	12	49	22
Ending Balance – March 31, 2013	$3,153	$277	$585	$4,015

The following table presents the allocation of the allowance for loan losses and the recorded investment in loans (in thousands) by portfolio segment at March 31, 2014 and 2013.

	Collectively Evaluated		Individually Evaluated		Total
	Allowance	Recorded	Allowance	Recorded	Allowance	Recorded
	for Loan	Investment	for Loan	Investment	for Loan	Investment
	Losses	in Loans	Losses	in Loans	Losses	in Loans
March 31, 2014
Commercial	$2,999	$206,792	$512	$10,368	$3,511	$217,160
Real estate	243	19,431	0	0	243	19,431
Consumer	582	33,492	0	0	582	33,492
Total	$3,824	$259,715	$512	$10,368	$4,336	$270,083

March 31, 2013
Commercial	$2,599	$176,428	$554	$10,798	$3,153	$187,226
Real estate	277	16,289	0	0	277	16,289
Consumer	585	36,226	0	0	585	36,226
Total	$3,461	$228,943	$554	$10,798	$4,015	$239,741

10.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5	CREDIT QUALITY INDICATORS

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

The following tables present the risk category of loans by class of loans based on the most recent analysis performed at March 31, 2014 and December 31, 2013.

Commercial Credit Exposure (Dollar amounts in thousands)

Credit risk profile by credit worthiness category

					Commercial		Commercial
	Commercial		Commercial		Real Estate		Real Estate
	Operating		Agricultural		1-4 Family		Other
Category	03/31/14	12/31/13	03/31/14	12/31/13	03/31/14	12/31/13	03/31/14	12/31/13
Pass	$26,475	$31,967	$39,847	$40,844	$41,291	$41,331	$97,640	$90,104
6	3,073	0	0	0	0	0	120	2,801
7	1,130	1,341	161	163	1,085	1,125	6,338	6,622
8	0	0	0	0	0	0	0	0
Total	$30,678	$33,308	$40,008	$41,007	$42,376	$42,456	$104,098	$99,527

11.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Real Estate Credit Exposure (Dollar amounts in thousands)

Credit risk by credit worthiness category

	Real Estate		Real Estate
	Construction		Other
Category	03/31/14	12/31/13	03/31/14	12/31/13
Pass	$3,660	$3,246	$15,476	$14,445
6	0	0	141	142
7	124	130	30	843
8	0	0	0	0
Total	$3,784	$3,376	$15,647	$15,430

Consumer Credit Exposure (Dollar amounts in thousands)

Credit risk by credit worthiness category

	Consumer		Consumer		Consumer
	Equity		Auto		Other
Category	03/31/14	12/31/13	03/31/14	12/31/13	03/31/14	12/31/13
Pass	$18,239	$18,304	$4,832	$5,175	$10,004	$10,848
6	0	0	0	0	0	0
7	401	530	2	3	14	4
8	0	0	0	0	0	0
Total	$18,640	$18,834	$4,834	$5,178	$10,018	$10,852

NOTE 6	SUMMARY OF IMPAIRED LOANS

Loans evaluated for impairment include loans classified as troubled debt restructurings and non-performing multi-family, commercial and construction loans. The following tables set forth certain information regarding the Corporation’s impaired loans, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary at March 31, 2014 and December 31, 2013.

(Dollar amounts in thousands)		Unpaid
	Recorded	Principal	Related
March 31, 2014	Investment	Balance	Allowance
With no related allowance recorded:
Commercial operating	$0	$0	$0
Commercial real estate, 1-4 family	0	0	0
Commercial real estate, other	4,215	4,215	0
Subtotal	4,215	4,215	0

With an allowance recorded:
Commercial operating	834	956	104
Commercial real estate, 1-4 family	1,665	1,665	158
Commercial real estate, other	3,654	3,654	250
Subtotal	6,153	6,275	512
Total	$10,368	$10,490	$512

12.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands)		Unpaid
	Recorded	Principal	Related
December 31, 2013	Investment	Balance	Allowance
With no related allowance recorded:
Commercial operating	$66	$66	$0
Commercial real estate, 1-4 family	54	54	0
Commercial real estate, other	6,876	6,876	0
Subtotal	6,996	6,996	0

With an allowance recorded:
Commercial operating	967	967	111
Commercial real estate, 1-4 family	1,679	1,679	232
Commercial real estate, other	1,282	1,282	181
Subtotal	3,928	3,928	524
Total	$10,924	$10,924	$524

Impaired loans with no related allowance recorded at March 31, 2014, decreased 39.75% or $2,781,000 from year-end 2013, while impaired loans with a specified reserve increased 56.64% or $2,225,000. Total impaired loans decreased 5.09% to $10,368,000 at March 31, 2014 from $10,924,000 at December 31, 2013. The shift between impaired loans with no related allowance recorded and impaired loans with an allowance recorded since year-end 2013, is primarily due to the decline in collateral value on two loans with a total recorded investment of $2,374,000. The specified reserve related to impaired loans totaled $512,000 at March 31, 2014 compared to $524,000 at December 31, 2013.

The following table presents the average recorded investment in impaired loans and the amount of interest income recognized on a cash basis for impaired loans after impairment by portfolio segment and class for the periods indicated. (All dollar amounts in thousands)

	No Related		With Related
	Allowance Recorded		Allowance Recorded		Total
	Average	Total Interest	Average	Total Interest	Average	Total Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized

March 31, 2014
Commercial:
Operating	$0	$0	$836	$2	$836	$2
Real estate, 1-4 family	0	0	1,670	17	1,670	17
Real estate, other	4,217	32	3,836	38	8,053	70
Total	$4,217	$32	$6,342	$57	$10,559	$89

March 31, 2013
Commercial:
Operating	$233	$2	$874	$0	$1,107	$2
Real estate, 1-4 family	92	0	1,722	0	1,814	0
Real estate, other	2,455	20	5,466	30	7,921	50
Total	$2,780	$22	$8,062	$30	$10,842	$52

13.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7	TROUBLED DEBT RESTRUCTURINGS

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

Loans modified in a troubled debt restructuring may already be on nonaccrual status and partial charge-offs may have, in some cases, been taken against the outstanding loan balance. The allowance for impaired loans that have been modified in a troubled debt restructuring is measured based on the estimated fair value of the collateral, less costs to sell, if the loan is collateral dependent or on the present value of expected future cash flows, discounted at the loan’s original effective interest rate. Management exercises significant judgment in developing these determinations. Restructured loans are subject to periodic credit reviews to determine the necessity and adequacy of a specific loan loss allowance based on the collectability of the recorded investment in the restructured loan.

There have been no financing receivables modified as troubled debt restructurings during the three months ended March 31, 2014 and 2013.

There have been no financing receivables modified as troubled debt restructurings within the previous twelve months that have subsequently defaulted during the three months ended March 31, 2014. In addition, there are no commitments to lend additional funds to borrowers that are classified as troubled debt restructurings at March 31, 2014.

NOTE 8	AGE ANALYSIS OF PAST DUE FINANCING RECEIVABLES

The following table presents the aging of the recorded investment in loans by past due category and class of loans at March 31, 2014 and December 31, 2013.

							Recorded
	30-59	60-89	> 90			Total	Investment
	Days	Days	Days	Total		Financing	> 90 Days
March 31, 2014	Past Due	Past Due	Past Due	Past Due	Current	Receivables	and Accruing
Commercial
Operating	$709	$0	$21	$730	$29,948	$30,678	$0
Agricultural	0	0	0	0	40,008	40,008	0
Real estate, 1-4 family	26	223	64	313	42,063	42,376	0
Real estate, other	0	127	1,119	1,246	102,852	104,098	0
Residential real estate
Construction	0	0	0	0	3,784	3,784	0
Other	0	0	24	24	15,623	15,647	0
Consumer
Equity	0	0	342	342	18,298	18,640	0
Auto	0	0	0	0	4,834	4,834	0
Other	175	0	0	175	9,843	10,018	0
Total	$910	$350	$1,570	$2,830	$267,253	$270,083	$0

14.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

							Recorded
	30-59	60-89	> 90			Total	Investment
	Days	Days	Days	Total		Financing	> 90 Days
December 31, 2013	Past Due	Past Due	Past Due	Past Due	Current	Receivables	and Accruing
Commercial
Operating	$946	$0	$87	$1,033	$32,275	$33,308	$0
Agricultural	0	0	0	0	41,007	41,007	0
Real estate, 1-4 family	31	13	54	98	42,358	42,456	0
Real estate, other	60	0	1,121	1,181	98,346	99,527	0
Residential real estate
Construction	0	0	0	0	3,376	3,376	0
Other	24	0	130	154	15,276	15,430	0
Consumer
Equity	14	1	343	358	18,476	18,834	0
Auto	0	0	0	0	5,178	5,178	0
Other	60	4	0	64	10,788	10,852	0
Total	$1,135	$18	$1,735	$2,888	$267,080	$269,968	$0

NOTE 9	FINANCING RECEIVABLES ON NONACCRUAL STATUS

The following table summarizes loans (in thousands) on nonaccrual status at the dates indicated.

	March 31, 2014	December 31, 2013
Commercial
Operating	$750	$949
Real estate, 1-4 family	287	278
Real estate, other	1,282	1,286
Residential real estate
Construction	125	0
Other	30	137
Consumer
Equity	355	358
Auto	13	3
Other	17	4
Total	$2,859	$3,015

NOTE 10	FAIR VALUES AND MEASUREMENTS OF FINANCIAL INSTRUMENTS

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

15.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents information about the Corporation’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, and the valuation techniques used by the Corporation to determine those fair values.

Assets and liabilities measured at fair value on a recurring basis for the periods indicated:

	Quoted Prices in	Significant	Significant
(Dollar amounts in thousands)	Active Markets	Observable	Unobservable
	For Identical	Inputs	Inputs
	Assets (Level 1)	(Level 2)	(Level 3)	Balance
March 31, 2014
Assets
U.S. Government Agency securities	$0	$1,941	$0	$1,941
State and political subdivisions	0	8,241	0	8,241
Mortgage-backed securities	0	3,011	0	3,011
Total Assets	$0	$13,193	$0	$13,193
Liabilities	$0	$0	$0	$0

December 31, 2013
Assets
U.S. Government Agency securities	$0	$1,940	$0	$1,940
State and political subdivisions	0	8,819	0	8,819
Mortgage-backed securities	0	3,182	0	3,182
Total Assets	$0	$13,941	$0	$13,941
Liabilities	$0	$0	$0	$0

Securities characterized as having Level 2 inputs generally consist of obligations of U.S. Government and federal agencies, government-sponsored organizations and obligations of state and political subdivisions. There were no transfers in or out of Levels 1 and 2 for the period ending March 31, 2014.

16.

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

Fair Value Measurements

at Reporting Date Using:

	Balance at
(In thousands)	March 31,	Level 1	Level 2	Level 3
2014
Impaired loans	$10,368	$0	$0	$10,368
Real estate acquired through foreclosure	40	0	0	40

	Balance at
(In thousands)	December 31,	Level 1	Level 2	Level 3
2013
Impaired loans	$10,924	$0	$0	$10,924
Real estate acquired through foreclosure	20	0	0	20

Loans for which it is probable the ultimate repayment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Included in the impaired balance at March 31, 2014 were troubled debt restructured loans with a balance of $9,095,000 which have specified reserves of $472,000. Once a loan is identified as individually impaired, management measures the impairment in accordance with generally accepted accounting principles. Loan impairment is measured using the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral (less selling costs) if the loan is collateral dependent. Collateral may be real estate and/or business assets, including equipment, inventory and accounts receivable. The value of business equipment, inventory and accounts receivable collateral is based on net book value on the business’ financial statements and, if necessary, discounted based on management’s review and analysis. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and the client’s business. Impaired loans are subject to nonrecurring fair value adjustments to reflect (1) partial write downs that are based on the observable market price or current appraised value of the collateral, or (2) the full charge-off of the loan carrying value.

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

17.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the estimated fair values of the Corporation’s financial instruments for the periods indicated.

			Quoted Prices	Significant
			In Active	Other	Significant
(Dollar amounts in thousands)			Markets for	Observable	Unobservable
	Carrying	Estimated	Identical Assets	Inputs	Inputs
March 31, 2014	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash equivalents and federal funds sold	$19,645	$19,645	$19,645	$0	$0
Securities available for sale	13,193	13,193	0	13,193	0
Other investment securities	2,209	2,209	0	0	2,209
Loans, net of allowance for loan loss	265,747	274,585	0	0	274,585
Accrued interest receivable	1,416	1,416	0	0	1,416

Financial Liabilities:
Noninterest-bearing deposits	$(47,666)	$(47,666)	$(47,666)	$0	$0
Interest-bearing deposits	(149,018)	(149,018)	0	(149,018)	0
Time deposits	(87,184)	(86,823)	0	(86,823)	0
FHLB advances	(1,779)	(1,574)	0	(1,574)	0
Accrued interest payable	(63)	(63)	0	0	(63)

			Quoted Prices	Significant
			In Active	Other	Significant
(Dollar amounts in thousands)			Markets for	Observable	Unobservable
	Carrying	Estimated	Identical Assets	Inputs	Inputs
December 31, 2013	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash equivalents and federal funds sold	$18,119	$18,119	$18,119	$0	$0
Securities available for sale	13,941	13,941	0	13,941	0
Other investment securities	2,259	2,259	0	0	2,259
Loans, net of allowance for loan loss	265,625	268,060	0	0	268,060
Accrued interest receivable	1,198	1,198	0	0	1,198

Financial Liabilities:
Noninterest-bearing deposits	$(48,935)	$(48,935)	$(48,935)	$0	$0
Interest-bearing deposits	(144,733)	(144,733)	0	(144,733)	0
Time deposits	(87,640)	(85,771)	0	(85,771)	0
Federal funds purchased	(1,757)	(1,757)	0	(1,757)	0
FHLB advances	(1,808)	(1,477)	0	(1,477)	0
Accrued interest payable	(56)	(56)	0	0	(56)

The following describes the valuation methodologies used by management to measure financial assets and liabilities at fair value. Where appropriate, the description includes information about the valuation models and key inputs to those models.

•	Cash equivalents and federal funds sold – The carrying value of cash, amounts due from banks and federal funds sold assumed to approximate fair value.

•	Investment securities – Fair value is based on quoted market prices in active markets for identical assets or similar assets in active markets. If quoted market prices are not available, with the assistance of an independent pricing service, management’s fair value measurements consider observable data which may include market maker bids, quotes and pricing models. Inputs to the pricing models include recent trades, benchmark interest rates, spreads and actual and projected cash flows.

18.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	Other investment securities – principally consists of investments in Federal Home Loan Bank stock, which has limited marketability and is carried at cost.

•	Loans – The loan portfolio includes adjustable and fixed-rate loans, the fair value of which is estimated using discounted cash flow analyses. To calculate discounted cash flows, the loans are aggregated into pools of similar types and expected repayment terms. The expected cash flows were based on historical prepayment experiences and estimated credit losses for non-performing loans and were discounted using current rates at which similar loans would be made to borrowers with similar credit ratings and similar remaining maturities. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

•	Accrued interest receivable – The carrying value of accrued interest receivable approximates fair value due to the short-term duration.

•	Noninterest-bearing deposits – The fair value of noninterest-bearing demand deposits, which have no stated maturity, were considered equal to their carrying amount, representing the amount payable on demand.

•	Interest-bearing deposits – The fair value of demand, money market and savings deposits, which have no stated maturity, were considered equal to their carrying amount, representing the amount payable on demand.

•	Time deposits – The fair value for fixed-rate time deposits is estimated using a discounted cash flow calculation that applies interest rates currently being offered for time deposits with similar terms and remaining maturities.

•	Federal funds purchased – The carrying value of federal funds purchased is assumed to approximate fair value.

•	FHLB advances – The fair value of long-term debt was estimated using a discounted cash flow calculation which utilizes the interest rates currently offered for borrowings of similar remaining maturities.

•	Accrued interest payable – The carrying value of accrued interest payable approximates fair value due to the short-term duration.

•	Other financial instruments – The fair value of other financial instruments, including loan commitments and unused letters of credit, is based on discounted cash flow analysis and is not material.

NOTE 11	STOCK-BASED COMPENSATION

The Corporation has two share-based compensation plans in existence; the 1997 Stock Option Plan (expired but having outstanding options that may still be executed) and the 2009 Incentive Stock Option Plan, which is described below.

The Corporation’s 2009 Incentive Stock Option Plan is a shareholder approved plan that permits the granting of stock options, restricted stock and certain other stock-based awards to selected key employees on a periodic basis at the discretion of the board. The plan authorizes the issuance of up to 150,000 shares of common stock of which

69,600 shares are available for issuance at March 31, 2014. Option awards are granted with an exercise price equal to the market price of the Corporation’s common stock at the date of grant and have an expiration period of ten years.

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

19.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Corporation did not grant any stock options during the first quarter of 2014. The fair value of options granted in 2013 was determined using the following weighted-average assumptions as of the date of grant,

2013
Dividend yield	3.17%
Risk-free interest rate	2.00%
Expected volatility	23.00%
Weighted average expected life	8 years
Weighted average per share fair value of options	$3.63

Intrinsic value represents the amount by which the fair market value of the Corporation’s stock, $23.60 at March 31, 2014, exceeds the exercise price of the stock options. At March 31, 2014, the aggregate intrinsic value of stock options outstanding and exercisable was $430,000 and $344,000, respectively, compared to an aggregate intrinsic value of $382,000 and $317,000 at December 31, 2013.

The following table summarizes stock option activity for the three months ended March 31, 2014.

		Weighted
	Number	Average	Number
	of	Exercise	of Options
Stock Options	Options	Price	Exercisable
Outstanding options at January 1, 2014	62,550	$16.63	39,201
Granted	0	0
Exercised	(850)	13.57	(850)
Forfeited	0	0
Expired	0	0
Outstanding options at March 31, 2014	61,700	$16.68	38,351

The fair value of options granted is amortized as compensation expense, recognized on a straight-line basis over the vesting period of the respective stock option grant. Compensation expense related to employees is included in personnel expense while compensation expense related to directors is included in other operating expense. The Corporation recognized compensation expense of $9,000 during the first quarter of 2014, related to the awards of nonrestricted stock options compared to $8,000 for the first quarter of 2013. At March 31, 2014, the Corporation had $52,000 of unrecognized compensation expense related to nonrestricted stock options. This remaining cost is expected to be recognized over a weighted average vesting period of approximately 21.8 months.

The following is a summary of outstanding and exercisable stock options at March 31, 2014.

	Number	Weighted Average	Number
	Of Shares	Remaining	Of Shares
Exercise Price	Outstanding	Contractual Life	Exercisable
$26.75	1,000	1.76 years	1,000
$12.30	15,150	5.37 years	15,150
$13.25	10,700	6.38 years	10,700
$17.40	9,800	7.37 years	6,434
$19.28	15,100	8.28 years	5,067
$21.35	9,950	9.36 years	0
Total	61,700	7.16 years	38,351

20.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about the Corporation’s nonvested stock option activity for the three months ended March 31, 2014.

	Number	Weighted
	Of	Average
Nonvested Options	Options	Price
Nonvested options at January 1, 2014	23,349	$19.90
Granted	0	0.00
Vested	0	0.00
Forfeited	0	0.00
Nonvested options at March 31, 2014	23,349	$19.90

The fair value of restricted stock is equal to the fair market value of the Corporation’s common stock on the date of grant. Restricted stock awards are recorded as unearned compensation, a component of shareholders’ equity, and amortized to compensation expense over the vesting period. The Corporation recognized compensation expense of $21,000 during the first quarter of 2014, related to restricted stock grants compared to $11,000 for the first quarter of 2013. At March 31, 2014, the Corporation had approximately $138,000 of unrecognized compensation expense related to restricted stock awards. This remaining cost is expected to be recognized over a weighted average vesting period of approximately 25.1 months.

The following table summarizes restricted stock activity for the three months ended March 31, 2014.

		Weighted
	Nonvested	Average
	Number of	Grant Date
Restricted Stock	Shares	Fair Value
Nonvested balance at January 1, 2014	12,700	$19.83
Granted	0	0.00
Vested	0	0.00
Forfeited/expired	0	0.00
Nonvested balance at March 31, 2014	12,700	$19.83

21.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following review presents management’s discussion and analysis of the consolidated financial condition of Commercial Bancshares, Inc. and its wholly owned subsidiaries, Commercial Savings Bank and Commercial Financial and Insurance Agency, LTD at March 31, 2014, compared to December 31, 2013, and the consolidated results of operations for the quarter ended March 31, 2014, compared to the same period in 2013. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements and related footnotes.

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

Management believes there have been no changes with respect to its determinations regarding the Corporation’s critical accounting policies as disclosed in the Corporation’s annual report on Form 10-K for the fiscal year ended December 31, 2013.

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

Allowance for loan losses: The Corporation believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in the preparation of its consolidated financial statements. Adequacy of the allowance for loan losses is determined quarterly using a consistent, systematic methodology, which analyzes the risk inherent in the loan portfolio. In addition to evaluating the collectability of specific loans when determining the adequacy of the allowance, management also takes into consideration other qualitative factors such as changes in the mix and size of the loan portfolio, historical loss experience, the amount of delinquencies and loans adversely classified, industry trends and the impact of the local and regional economy on the Corporation’s borrowers. Changes in these qualitative factors may cause management’s estimate of the adequacy of the allowance for loan losses to increase or decrease and result in adjustments to the Corporation’s provision for loan losses in future periods.

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

OVERVIEW

Net income increased 10.80% to $759,000 or $0.63 per diluted common share for the three months ended March 31, 2014, from $685,000 or $0.58 per diluted common share for the same period in 2013. Net interest margin, on a fully taxable equivalent basis, was 4.58% for the three months ended March 31, 2014, compared to 4.46% for the same period in 2013. The ability to improve pricing on interest bearing deposits to offset the lowering of interest rates in the loan portfolio during this lower rate environment allowed the Corporation to maintain a solid net interest margin. Interest income on a tax equivalent basis increased $138,000 during 2014 primarily due to a $25,141,000 increase in total average loans while interest expense decreased $115,000, primarily driven by a decline of 23 basis points in cost of funds.

The Corporation’s return on average equity and return on average assets for the three months ended March 31, 2014 was 9.56% and 0.97%, respectively, compared to 9.31% and 0.92% for the same period in 2013. The Corporation’s efficiency ratio, on a fully taxable equivalent basis was 67.38% for the first quarter of 2014 compared to 71.14% for the same period in 2013.

FINANCIAL CONDITION

Total assets were $319,358,000 at March 31, 2014, representing an increase of $1,360,000 or 0.43% when compared to December 31, 2013, largely due to an increase in commercial loans. Total deposits were $283,868,000 at March 31, 2014, reflecting an increase of $2,560,000 or 0.91% from total deposits of $281,308,000 at year-end 2013, primarily in interest bearing demand deposits, up $2,455,000 or 2.04%. Shareholders’ equity increased $594,000 or 1.88% to $32,182,000 at March 31, 2014, from $31,588,000 at December 31, 2013.

Cash and cash equivalents include working cash funds, due from banks, interest-bearing deposits in other financial institutions, items in process of collection and federal funds sold. The Bank is required to maintain average reserve balances with the Federal Reserve Bank based on average daily deposit balances and statutory reserve ratios prescribed by the type of deposit account. The average balance held in reserve for the three months ended March 31, 2014 was $5,424,000, compared to $4,482,000 for the same period in 2013. At March 31, 2014, cash and cash equivalents totaled $19,645,000, representing an increase of $1,526,000 or 8.42% from $18,119,000 at December 31, 2013.

Investment securities, consisting of available for sale and other equity securities decreased $798,000 or 4.93% to $15,402,000 at March 31, 2014, from $16,200,000 at December 31, 2013. The decline in investment securities was predominantly due to the call of municipal securities totaling $565,000 as well as $161,000 in principal pay downs and prepayments of mortgage-backed securities. Securities available for sale are reported at fair value with unrealized holding gains and losses, based on the difference between amortized cost and fair value, reported net of deferred tax, as accumulated other comprehensive income (loss), a separate component of shareholders’ equity. Declines in the fair value of individual available for sale securities below their cost that are other-than-temporary result in write-downs of the individual securities to their fair values. Securities that are held as available for sale are used as a part of the Corporation’s asset/liability management strategy. Securities that may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital and other similar factors are classified as available for sale.

23.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At March 31, 2014, the investment portfolio consisted primarily of obligations of state and political subdivisions, mortgage-backed securities and U.S. Government Agency securities. To reduce the Corporation’s income tax burden, $8,241,000 or 53.51% of the Corporation’s investment portfolio as of March 31, 2014, was primarily invested in tax-exempt obligations of state and political subdivisions, compared to $8,819,000 or 54.44% of available for sale securities as of December 31, 2013.

Loans, net of unearned income and deferred costs, totaled $270,083,000 at March 31, 2014, up slightly from total loans of $269,968,000 at December 31, 2013. The increase in loans was primarily due to an increase of $862,000 in the commercial loan portfolio. Consumer real estate loans increased $625,000 or 3.32% while installment and home equity loans decreased $1,178,000 and $194,000, respectively. The decrease in installment loans primarily reflects the run-off of the Corporation’s indirect loan portfolio. In 2013, the Corporation decided to terminate its indirect dealership loan program, largely due to declining originations and increasing documentation and dealer programming costs associated with this type of program.

The Corporation’s loan portfolio represents its largest and highest yielding assets. The fundamental lending business of the Corporation is based on understanding, measuring and controlling the credit risk inherent in the loan portfolio. The Corporation’s loan portfolio is subject to varying degrees of credit risk. Credit risk entails both general risks, which are inherent in the process of lending, and risk specific to individual borrowers. The Corporation’s credit risk is mitigated through portfolio diversification, which limits exposure to any single customer, industry or collateral type. Typically, each consumer and residential lending product has a generally predictable level of credit losses based on historical loss experience. Home mortgage and home equity loans and lines generally have the lowest credit loss experience, while loans secured by personal property, such as auto loans, are generally expected to experience more elevated credit losses. Credit risk in commercial lending can vary significantly, as losses as a percentage of outstanding loans can shift widely during economic cycles and are particularly sensitive to changing economic conditions. Generally, improving economic conditions result in improved operating results on the part of commercial customers, enhancing their ability to meet their particular debt service requirements. Improvements, if any, in operating cash flows can be offset by the impact of rising interest rates that may occur during improved economic times. Declining economic conditions have an adverse effect on the operating results of commercial customers, reducing their ability to meet debt service obligations. The Corporation believes the general economic outlook remains stable without any clear or substantive trends in either employment rates, real estate values or overall consumer or commercial confidence, spending or investment.

To control and manage credit risk, management has a credit process in place to ensure credit standards are maintained along with strong oversight and review procedures. The primary purpose of loan underwriting is the evaluation of specific lending risks and involves the analysis of the borrower’s ability to service the debt as well as the assessment of the value of the underlying collateral. Oversight and review procedures include the monitoring of portfolio credit quality, early identification of potential problem credits and the aggressive management of problem credits. Executive management has implemented the following measures to proactively manage credit risk in the loan portfolios:

•	Reviewed all underwriting guidelines for various loan portfolios and have strengthened underwriting guidelines where needed.

•	Evaluated outside loan review parameters, engaging the services of a well-established firm to continue with such loan review, addressing not only specific loans but underwriting analysis, documentation, credit evaluation and risk identification.

•	Increased the frequency of quarterly internal reviews to monthly reviews of past due and delinquent loans to assess probable credit risks early in the delinquency process to minimize losses.

•	Aggressively seeks ownership and control, when appropriate, of real estate properties, which would otherwise go through time consuming and costly foreclosure proceedings to effectively control the disposition of such collateral.

•	Aggressively obtaining updated financial information on commercial credits and performing analytical reviews to determine debt source capacities in business performance trends.

•	Engaged a well-established auditing firm to analyze the Corporation’s loan loss reserve methodology and documentation.

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

The portion of the reserve representing specific allowances is derived by accumulating the specific allowances established on individually impaired loans that have significant conditions or circumstances that indicate that a loss may be probable. Specific reserves are calculated on individually impaired loans and are established based on the Corporation’s calculation of the probable losses inherent in an individual loan. For loans on which the Corporation has not elected to use the collateral value as a basis to establish the measure of impairment, the Corporation measures impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate. In determining the cash flows to be included in the discount calculation the Corporation considers a number of factors, that combined are used to estimate the probability and severity of potential losses.

•	The borrower’s overall financial condition
•	Resources and payment record
•	Support available from financial guarantors

At March 31, 2014 and December 31, 2013, the general reserve comprised 88% of the total allowance while the specific allowance accounted for 12% of the total allowance. The severity of estimated losses on impaired loans can differ substantially from actual losses. The general reserve is calculated in two parts based on an internal risk classification of loans within each portfolio segment. General reserves on loans considered to be “classified” under regulatory guidance are calculated separately from loans considered to be “pass” rated under the same guidance. This segregation allows the Corporation to monitor the reserves related to higher risk loans separate from the remainder of the portfolio in order to better manage risk and ensure the sufficiency of reserves.

The allowance for loan losses is established and maintained at a level management deems adequate to cover losses inherent in the loan portfolio as of the balance sheet date and is based on management’s evaluation of the risks in the loan portfolio and changes in the nature and volume of loan activity. The amount of the allowance is affected by: (i) loan charge-offs, which decrease the allowance; (ii) recoveries on loans previously charged off, which increase the allowance; and (iii) the provision of possible loan losses charged to income, which increases the allowance. In determining the provision for possible loan losses, it is necessary for management to monitor fluctuations in the allowance resulting from actual charge-offs and recoveries and to periodically review the size and composition of the loan portfolio in light of current and anticipated economic conditions.

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

25.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The allowance for loan losses totaled $4,336,000 at March 31, 2014, compared to $4,343,000 at December 31, 2013. The ratio of annualized net charge-offs to average outstanding loans was 0.24% at March 31, 2014, compared to 0.09% for the year ended December 31, 2013. The ratio of the allowance for loan losses to gross loans was 1.61% at March 31, 2014, unchanged from year-end 2013. The Corporation provided $151,000 to the allowance for loan losses for the three months ended March 31, 2014 to maintain the balance at an adequate level following net charge-offs of $158,000, compared to a loan loss provision of $22,000 for the three months ended March 31, 2013, following net charge-offs of $48,000.

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

Before loans are charged off, they typically go through a phase of non-performing status. Various stages exist when dealing with such non-performance. The first stage is simple delinquency, where customers consistently start paying late, 30, 60, 90 days at a time. These accounts may then be put on a list of loans to “watch” as they continue to under-perform according to original terms. Loans are placed on nonaccrual status when management believes the collection of the principal and interest is doubtful. A delinquent loan is generally placed on nonaccrual status when principal and/or interest is past due 90 days or more or if the financial strength of the borrower has declined or other facts would make the repayment of the loan suspect, unless the loan is well-secured, or in the process of collection. When a loan is placed on nonaccrual, all interest which has been accrued is charged back against current earnings as a reduction in interest income, which adversely affects the yield on loans in the period of reversal. No additional interest is accrued on the loan balance until collection of both principal and interest becomes reasonably certain. Loans placed on nonaccrual status may be returned to accrual status after payments are received for a minimum of six consecutive months in accordance with the loan documents, and any doubt as to the loan’s full collectability has been removed or the troubled loan is restructured and evidenced by a credit evaluation of the borrower’s financial condition and the prospects for full payment.

The Corporation’s methodology for evaluating whether a loan is impaired begins with risk-rating credits on an individual basis. Loans with a pass rating represent those not classified on the Corporation’s rating scale for problem credits, as minimal credit risk has been identified. Loans classified as special mention have potential weaknesses that deserve management’s close attention. If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects. Loans classified as substandard have a well-defined weakness that jeopardizes the repayment of the debt. Loans classified doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable. Loans rated as doubtful in whole, or in part, are placed on nonaccrual status.

Loans are placed on nonaccrual status when management believes the collection of principal and interest is doubtful, or when loans are past due as to principal and interest 90 days or more, except in certain circumstances when interest accruals are continued on loans deemed by management to be fully collateralized and in the process of being collected. At March 31, 2014 and December 31, 2013, there were no 90 day delinquent loans that were on accrual status. In such cases, the loans are individually evaluated in order to determine whether to continue income recognition after 90 days beyond the due dates.

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

26.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The allowance for loan losses, specifically related to impaired loans at March 31, 2014 and December 31, 2013 was $512,000 and $524,000, respectively, related to loans with principal balances of $6,153,000 and $3,928,000. Impaired loans with no related allowance recorded at March 31, 2014 totaled $4,215,000 compared to $6,996,000 at December 31, 2013. The Corporation’s financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on the loan portfolio, unless a loan is placed on nonaccrual status. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected. For the three months ended March 31, 2014, the Corporation received interest payments of $89,000 related to impaired loans totaling $10,368,000 compared to interest payments of $52,000 related to impaired loans totaling $10,798,000 for the same period in 2013.

Management has taken what it believes to be a proactive position on identifying problems with credits and their ultimate collectability using both internal and external portfolio loan reviews, and believes any potential losses which may be incurred on these credits in the future are incorporated into its analysis of the adequacy of the Corporation’s allowance for loan losses.

In certain circumstances, the Corporation may modify the terms of a loan to maximize the collection of amounts due when a borrower is experiencing financial difficulties or is expected to experience difficulties in the near term. In most cases the modification is either a concessionary reduction in interest rate, extension of the maturity date or reduction in the principal balance that would otherwise not be considered. Concessionary modifications are classified as troubled debt restructurings (“TDR”) unless the modification results in only an insignificant delay in the payments to be received. Troubled debt restructured loans are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective interest rate at inception. If a troubled debt restructuring is considered to be collateral dependent, the loan is reported, net, at the fair value of the collateral. All such restructured loans are considered impaired loans and may either be in accruing or nonaccruing status. If the borrower has demonstrated performance under the previous terms and the Corporation’s underwriting process shows the borrower has the capacity to continue to perform under the restructured terms, the loan will continue to accrue interest. The Corporation continues to work with customers to modify loans for borrowers who are experiencing financial difficulties.

Troubled debt restructured loans totaled $9,095,000 at March 31, 2014, representing nine credit relationships in which economic concessions were granted to borrowers to better align the terms of their loans with their current ability to pay. The balance decreased $161,000 from $9,256,000 at December 31, 2013, primarily reflecting payments received on accounts. As of March 31, 2014, 76.9% of all restructured loans were performing to the terms of the restructure. The specified reserve required for these TDRs, whether collateral dependent or not, was $472,000 at March 31, 2014, representing 11% of the total loan loss reserve.

There are no commitments to lend additional amounts to borrowers with loans that are classified as troubled debt restructurings as of March 31, 2014.

Non-performing loans, comprised of loans on nonaccrual status along with loans that are contractually past due 90 days or more but have not been classified as nonaccrual, totaled $2,859,000 at March 31, 2014, down slightly from $3,015,000 at December 31, 2013. Management evaluated non-performing loans for impairment at March 31, 2014 and based on that impairment analysis, a specified reserve of $512,000 was calculated. As a percentage of period-end loans, non-performing assets were 1.06% at March 31, 2014 compared to 1.12% at year-end 2013. Non-performing loans represented 0.90% of total assets at March 31, 2014 compared to 0.95% at year-end 2013.

27.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other assets, including premises and equipment, accrued interest receivable, Bank-owned life insurance and other assets, totaled $18,564,000 at March 31, 2014, an increase of $510,000 or 2.82% from $18,054,000 at December 31, 2013, primarily reflecting an increase in prepaid expenses and accrued interest receivable.

Included in other assets is OREO and other repossessed assets. OREO is comprised of properties acquired by the Corporation in partial or total satisfaction of problem loans. OREO and other repossessed assets are initially recorded at the lower of cost or fair value on the date of acquisition less estimated costs of disposal (net realizable value). Losses existing at the time of acquisition of such properties are charged against the allowance for loan losses. Subsequent write downs that may be required are expensed as incurred. Gains and losses realized from the sale of OREO and other repossessed assets, as well as valuation adjustments, are included in noninterest expense as well as expenses of operation. The Corporation held one property with a carrying value of $40,000 in OREO and $35,000 in other repossessed assets at March 31, 2014 compared to one property with a carrying value of $20,000 and $28,000 in other repossessed assets at December 31, 2013.

Deposits totaled $283,868,000 at March 31, 2014, increasing $2,560,000 or 0.91% from $281,308,000 at year-end 2013, largely driven by increases in interest bearing demand deposits and large certificate of deposits. The Bank offers a variety of products designed to attract and retain deposit customers. Those products consist of checking accounts, regular savings deposits, NOW accounts, money market accounts and certificates of deposit. Included in certificates of deposits are $18,040,000 and $16,934,000 of Certificate of Deposit Account Registry Service (“CDARS”) as of March 31, 2014 and December 31, 2013, respectively. The interest rates paid are competitively priced for each particular deposit product and structured to meet the Corporation’s funding requirements. The Corporation continues to manage interest expense through deposit pricing, allowing higher rate deposits to run off during periods of limited loan demand. Management believes that additional funds can be attracted and deposit growth can be realized through deposit pricing if the Corporation experiences increased loan demand or other liquidity needs.

The Corporation utilizes both short-term and long-term borrowings as an alternate funding source to deposits and can be used to fund the Corporation’s liquidity needs. Short-term borrowings, which include federal funds purchased, are borrowings from other banks that mature daily. FHLB advances are loans from Federal Home Loan Bank that can mature daily or have longer maturities for fixed or floating rates of interest. FHLB borrowings are generally used to provide additional funding for loan growth when it is in excess of deposit growth and to manage interest rate risk, but can also be used as an additional source of liquidity for the Corporation. At March 31, 2014, borrowed funds totaled $1,779,000, a decrease of $1,786,000 from $3,565,000 at December 31, 2013, primarily reflecting a decrease in federal funds purchased. At year-end 2013, overnight funds were used to fill the Corporation’s temporary funding needs precipitated by an increase in loans that could not be immediately covered by deposit balances. The Corporation’s borrowing capacity at FHLB totaled $29,907,000 of which $17,128,000 was available at March 31, 2014. Management believes the Corporation has adequate liquidity to meet their commitments for the foreseeable future.

Shareholders’ equity increased $594,000 or 1.88% to $32,182,000 at March 31, 2014, from $31,588,000 at December 31, 2013. The increase in shareholders’ equity represents current earnings of $759,000, plus adjustments related to employee compensation costs and stock option accounting of $41,000, less dividends paid of $195,000. Included in shareholders’ equity is accumulated other comprehensive income which includes the net after-tax impact of unrealized gains on investment securities classified as available for sale, which decreased $11,000 during the three months ended March 31, 2014. Such unrealized gains or losses are generally due to changes in interest rates and represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities classified as available for sale.

During the first quarter of 2014, the Corporation returned 25.69% of earnings through dividends of $195,000 at $0.165 per share, compared to a return on earnings of 23.94% through dividends of $164,000 at $0.140 per share for the same period in 2013. Average total shareholders’ equity to average total assets was 10.13% for the three months ended March 31, 2014, compared to 9.85% for the three months ended March 31, 2013.

28.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net income, after taxes for the three months ended March 31, 2014 was $759,000, or $0.63 per diluted share, an increase of $74,000 or 10.80%, compared to $685,000 or $0.58 per diluted share for the same period in 2013. The increase in net income between periods was largely due to an increase of $262,000 in net interest income, partially offset by an increase of $129,000 in provision for loan losses and an increase of $53,000 in income tax expense.

Net interest income, the largest source of the Corporation’s operating revenue, is the income generated by interest earning assets reduced by the total interest cost of the funds incurred to carry them. Net interest income is impacted by market interest rates and the mix and volume of earning assets and interest bearing liabilities. For comparative purposes, income from tax-exempt securities has been adjusted to a tax-equivalent basis using the federal statutory tax rate of 34% and a 20% disallowance of interest expense deductibility under the Tax Equity and Fiscal Responsibility Act (“TEFRA”) rules. By making these adjustments, tax-exempt income and their yields are presented on a comparable basis with income and yields from fully taxable earning assets. The net interest margin is calculated by expressing tax equivalent net interest income as a percentage of average interest earning assets and represents the Corporation’s net yield on its earning assets. Net interest margin is an indicator of the Corporation’s effectiveness in generating income from its earning assets. The net interest margin is affected by the structure of the balance sheet as well as by competitive pressures, Federal Reserve regulatory and monetary policies and the economy.

On a tax equivalent basis, net interest margin, expressed as a percentage of average earning assets, was 4.58% for the three months ended March 31, 2014 compared to 4.46% for the three months ended March 31, 2013. The interest spread, which is the average yield on interest earning assets minus the average rate paid on interest bearing liabilities, was 4.51% for the three months ended March 31, 2014, compared to 4.34% for the same period in 2013. Net interest income on a fully taxable equivalent basis increased $253,000 or 8.24%, to $3,323,000 for the three months ended March 31, 2014, from $3,070,000 for the same period in 2013. The increase in net interest income between periods was primarily the result of a $138,000 increase in interest income combined with a $115,000 decrease in interest expense. The ability to improve pricing on interest bearing deposits, which more than offset the lower interest rates on newly originated loans in the loan portfolio during this historically low rate environment, allowed the Corporation to expand its net interest margin.

Interest and fee income, on a fully taxable equivalent basis totaled $3,547,000 for the three months ended March 31, 2014, an increase of $138,000 or 4.05% from $3,409,000 for the same period in 2013. Average net loans, representing 89.5% and 85.4% of average earning assets at March 31, 2014 and 2013, respectively, increased 10.55% or $25,141,000, while the average tax equivalent yield earned decreased 25 basis points. Average federal funds invested, representing 5.2% and 8.7% of average earning assets at March 31, 2014 and 2013, respectively, decreased 36.82% or $8,887,000, with no change in the average yield earned between periods. Average investment securities, representing 5.3% and 6.0% of average earning assets at March 31, 2014 and 2013, respectively, decreased 6.12% or $1,021,000, while the average tax equivalent yield earned decreased 49 basis points. The increase in interest income between periods was largely driven by an increase in average loan volume.

Interest expense totaled $224,000 for the three months ended March 31, 2014, a decrease of $115,000 or 33.92% from $339,000 for the same period in 2013. Average interest bearing demand deposits, representing 51.8% and 52.7% of average interest bearing liabilities at March 31, 2014 and 2013, respectively, increased 3.64% or $4,322,000, while the average rate paid decreased 2 basis points. Average time deposits, representing 36.8% and 36.5% of average interest bearing liabilities at March 31, 2014 and 2013, respectively, decreased 6.32% or $5,193,000, while the average rate paid decreased 60 basis points. Average borrowings, representing 0.80% and 0.90% of average interest bearing liabilities at March 31, 2014 and 2013, respectively, decreased 1.41% or $27,000, while the average rate paid increased 3 basis points. The decrease in interest expense between periods was primarily the result of the Corporation’s interest bearing liabilities repricing in a lower interest rate environment combined with a decrease in the volume of average time deposits.

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

TABLE 1	YIELD ANALYSIS

For the three-month period ended March 31, 2014 and 2013.

(Dollar amounts in thousands)

	Three Months Ended March 31,
	2014			2013
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Federal funds sold	$15,252	$9	0.24%	$24,139	$14	0.24%
Investment securities:
Taxable securities (1)	7,300	54	3.00	6,612	62	3.80
Tax-exempt securities (1)	8,365	124	6.01	10,074	148	5.96
Loans (2) (3)	263,399	3,360	5.17	238,258	3,185	5.42
Earning assets	294,316	3,547	4.89%	279,083	3,409	4.95%
Other assets	23,693			23,906
Total assets	$318,009			$302,989

Interest-bearing demand deposits	$123,108	24	0.08%	$118,786	28	0.10%
Savings deposits	25,218	2	0.03	22,624	3	0.05
Time deposits	87,415	188	0.87	82,222	298	1.47
Borrowed funds	1,884	10	2.15	1,911	10	2.12
Interest-bearing liabilities	$237,625	224	0.38%	$225,543	339	0.61%
Noninterest-bearing demand deposits	46,682			45,900
Other liabilities	1,500			1,716
Shareholders’ equity	32,202			29,830
Total liabilities and shareholders’ equity	$318,009			$302,989

Net interest income		$3,323			$3,070

Interest rate spread			4.51%			4.34%
Net interest margin (4)			4.58%			4.46%

(1)	Average yields on all securities have been computed based on amortized cost. Income on tax-exempt securities has been computed on a tax-equivalent basis using a 34% federal tax rate and a 20% disallowance of interest expense deductibility under TEFRA rules. The amount of such adjustment was $43,000 and $52,000 for the quarter ended March 31, 2014 and 2013, respectively.
(2)	Average balance is net of deferred loan fees of $541,000 and $436,000 for the three months ended March 31, 2014 and 2013, respectively.
(3)	Interest income includes loan fees of $101,000 and $111,000 for the three-month period ended March 31, 2014 and 2013, respectively, as well as $47,000 and $55,000 of deferred dealer reserve expense for the same years.
(4)	Net interest margin is the ratio of annualized tax-equivalent net interest income to average earning assets.
(5)	Average loan balances include nonaccruing loans.

30.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Corporation establishes an allowance for loan losses through charges to earnings, which are shown in the statements of operations as the provision for loan losses. Through the provision for loan losses, an allowance is maintained that reflects management’s best estimate of probable incurred loan losses related to specifically identified loans as well as the inherent risk of loss related to the remaining portfolio. In evaluating the allowance for loan losses, management considers various factors that include loan growth, the amount and composition of the loan portfolio (including non-performing and potential problem loans), diversification, or conversely, concentrations by industry, geography or collateral within the portfolio, historical loan loss experience, current delinquency levels, the estimated value of the underlying collateral, prevailing economic conditions and other relevant factors. Loan charge-offs are recorded to this allowance when loans are deemed uncollectible, in whole or in part. Impacting the provision for loan losses in any accounting period are several factors including the amount of loan growth during the period, broken down by loan type, the level of charge-offs during the period, the changes in the amount of impaired loans, changes in risk ratings assigned to loans, specific loan impairments, credit quality and ultimately, the results of management’s assessment of the inherent risks of the loan portfolio.

The provision charged against income during the first quarter of 2014 was $151,000, compared to $22,000 during the first quarter of 2013. The increase in the provision for loan losses between periods reflects the impact of higher levels of net loan charge-offs which totaled $158,000 and $48,000 in 2014 and 2013, respectively. At March 31, 2014, the allowance for loan losses amounted to $4,336,000 or 1.61% of total loans. Management considers the allowance for loan losses at March 31, 2014 adequate to cover loan losses based on its assessment of various factors affecting the loan portfolio, including the level of problem loans, overall delinquencies, business conditions, estimated collateral values and loss experience. A decline in local and national economic conditions, or other factors, could result in a material increase in the allowance for loan losses which could adversely affect the Corporation’s financial condition and results of operations. Further information relating to factors affecting the allowance for loan losses is discussed under Financial Condition.

Noninterest income consists primarily of fees and commissions earned on services that are provided to the Corporation’s banking customers, income generated from the leasing of office space, third-party mortgage referral fee income and to a lesser extent, net gains and losses on sales of OREO and other repossessed assets and other miscellaneous income. Noninterest income for the three months ended March 31, 2014 was $547,000, compared to noninterest income of $544,000 for the three months ended March 31, 2013. Following are some of the more significant factors affecting noninterest income in 2014:

•	A decrease of $5,000 in overdraft charges, primarily due to a decline in the volume of insufficient funds (“NSF”) activity.

•	An increase of $9,000 in ATM income primarily reflecting an increase in transaction volume.

•	A decrease of $23,000 in net gains on the sale of OREO and repossessed assets, primarily reflecting net losses on OREO sales in 2014 compared to net gains on OREO sales in 2013.

•	A decrease of $26,000 in third-party mortgage referral fee income, due primarily to a decline in residential mortgage production.

•	A gain of $41,000 on the sale of a branch office in February 2014.

Noninterest expense consists primarily of personnel, occupancy, equipment and other operating expenses. Noninterest expense for the three months ended March 31, 2014 totaled $2,580,000 compared to noninterest expense of $2,571,000 for the three months ended March 31, 2013. Following are some of the more significant factors affecting noninterest expense in 2014:

•	A decrease of $6,000 in salaries and employee benefits, largely reflecting an increase of $24,000 in salary and bonus expense, primarily due to annual merit increases, offset with decreases in hospitalization expense, group life insurance and other personnel developmental expenses.

•	An increase of $15,000 in premises and equipment expense, primarily reflecting an increase in building maintenance and repairs due to the harsh winter.

31.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•	A decrease of $16,000 in software maintenance.

•	An increase of $12,000 in director fees

For the three months ended March 31, 2014, the Corporation generated income before taxes of $1,096,000, resulting in a tax provision of $337,000, compared to income before taxes of $969,000 and a tax provision of $284,000 for the same period in 2013. The Corporation’s effective tax rate for the first quarter of 2014 was 30.75%, compared to 29.31% for the first quarter in 2013. The difference between the Corporation’s effective tax rate and the statutory rate is primarily attributable to the Corporation’s tax-exempt income. Tax-exempt income includes income earned on certain state and political subdivisions securities that qualify for state and/or federal income tax exemption and the Corporation’s earnings on Bank-owned life insurance policies, which are exempt from federal taxation.

LIQUIDITY

Liquidity is the ability to satisfy demands for deposit withdrawals, lending commitments and other corporate needs. The Corporation’s liquidity, primarily represented by cash equivalents and federal funds invested, is a result of its operating, investing and financing activities, which are summarized in the Condensed Consolidated Statements of Cash Flows. Primary sources of funds are deposits, prepayments and maturities of outstanding loans and securities. While scheduled payments from the amortization of loans and securities are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Funds are primarily used to meet ongoing commitments, satisfy operational expenses, payout maturing certificates of deposit and savings withdrawals and fund loan demand, with excess funds being invested in short-term, interest earning assets. Additional funds are generated through Federal Home Loan Bank advances, overnight borrowings and other sources.

The Corporation’s liquidity ratio at March 31, 2014 was 5.94% compared to 6.39% at year-end 2013. Another measure of liquidity is the relationship of net loans to deposits and borrowed funds with lower ratios indicating greater liquidity. At March 31, 2014, the ratio of net loans to deposits and borrowed funds was 93.03% compared to 93.24% at December 31, 2013. Management believes its sources of liquidity are adequate to meet the needs of the Corporation.

As presented in the accompanying unaudited consolidated statements of cash flow, the sources of liquidity vary between periods. The Corporation’s cash and cash equivalents at March 31, 2014 totaled $19,645,000, compared to cash and cash equivalents of $33,581,000 at March 31, 2013. The primary sources of funds during the first three months of 2014 included $2,560,000 increase in net deposits, $726,000 in pay downs and maturities of investment securities and $540,000 in net cash provided by operating activities. The primary uses of funds during the three months ended March 31, 2014 included the repayment of $1,757,000 in federal funds purchased, $311,000 in loan originations (net of principal collections) and $195,000 in cash dividends.

The primary sources of funds during the three months ended March 31, 2013 included $7,555,000 in loan repayments, $2,288,000 increase in net deposits, $554,000 in pay downs and maturities of investment securities and $409,000 in net cash provided by operating activities. The primary uses of funds during the three months ended March 31, 2013 included $164,000 in cash dividends and $110,000 in capital expenditures with the excess funds invested in federal funds sold and deposited in interest bearing deposit accounts with other financial institutions.

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

The Bank’s leverage and total risk-based capital ratios at March 31, 2014 were 9.8% and 12.8%, respectively, compared to leverage and total risk-based capital ratios of 9.8% and 12.6% at year-end 2013. The Bank exceeded minimum regulatory requirements to be considered well capitalized for both periods. Should it become necessary to raise capital to expand the activities of the Corporation, the Corporation believes there are sufficient un-issued shares to satisfy the Corporation’s objectives.

TABLE 2	CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Corporation has certain obligations and commitments to make future payments under contract. The following table presents the Corporation’s contractual obligations and commitments (in thousands) at March 31, 2014:

Contractual Obligations

	Payments Due by Period
		Less Than			After
	Total	One Year	1-3 Years	3-5 Years	5 Years
Time deposits and certificates of deposit	$87,184	$39,317	$34,450	$10,402	$3,015
Borrowed funds	1,779	0	0	0	1,779
Total contractual obligations	$88,963	$39,317	$34,450	$10,402	$4,794

Other Commitments

	Amount of Commitment – Expiration by Period
		Less Than			After
	Total	One Year	1-3 Years	3-5 Years	5 Years
Commitments to extend commercial credit	$28,967	$13,853	$3,152	$140	$11,822
Commitments to extend consumer credit	11,023	750	2,001	4,916	3,356
Standby letters of credit	117	82	35	0	0
Total other commitments	$40,107	$14,685	$5,188	$5,056	$15,178

Other obligations and commitments which are not included above include the deferred compensation plan, index plan reserve and split dollar life insurance. The timing of payments for these plans is unknown. See Note 1 of the 2013 Annual Report for additional details.

Items listed under “Contractual Obligations” represent standard bank financing activity under normal terms and practices. Such funds normally rollover or are replaced by like items depending on then-current financing needs. Items shown under “Other Commitments” also represent standard bank activity, but for extending credit to bank customers. Commercial credits generally represent lines of credit or approved loans with drawable funds still available under the contract terms. On an on-going basis, approximately half of these amounts are expected to be drawn. Consumer credits generally represent amounts drawable under revolving home equity lines or credit card programs. Such amounts are usually deemed less likely to be drawn upon in total as consumers tend not to draw down all amounts on such lines. Utilization rates tend to be fairly constant over time. Standby letters of credit represent guarantees to finance specific projects whose primary source of financing comes from other sources. In the unlikely event of the other source’s failure to provide sufficient financing, the bank would be called upon to fill the need. The Corporation is also continually engaged in the process of approving new loans in a bidding competition with other banks. Management and Board committees approve the terms of these potential new loans with conditions and/or counter terms made to the applicant customers. Customers may accept the terms, make a counter proposal, or accept terms from a competitor. These loans are not yet under contract, but offers have been tendered and would be required to be funded if accepted. Such agreements represent approximately $12,238,000 at March 31, 2014 in varying maturity terms.

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

The two primary methods to monitor and manage interest rate risk are rate-sensitivity gap analysis and review of the effects of various interest rate shock scenarios. Based upon ALCO’s review, there has been no significant change in the interest rate risk of the Corporation since year-end 2013. (See Quantitative and Qualitative Disclosures about Market Risk in the Annual Report to Shareholders for the year ended December 31, 2013.)

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

There was no change in the Corporation’s internal control over financial reporting that occurred during the Corporation’s fiscal quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

34.

COMMERCIAL BANCSHARES, INC.
FORM 10-Q
Quarter ended March 31, 2014
PART II – OTHER INFORMATION

Item 1	Legal Proceedings

There are no matters required to be reported under this item.

Item 1A	Risk Factors

There have been no material changes from risk factors as previously disclosed in Part 1, Item 1.A. of Commercial Bancshares, Inc.’s 10-K filed on March 17, 2014.

Item 2	Unregistered Sales of Securities and Use of Proceeds

The following table reflects shares repurchased by the Corporation during the first quarter, ended March 31, 2014, including any shares purchased as part of a repurchase program approved by the Corporation’s Board of Directors in June 2009. The stock repurchase program, which was not publicly announced, allows the Corporation to annually purchase up to 2% of the number of common shares outstanding as of the authorization date. The maximum number of shares which the Corporation may repurchase on a weekly basis under the program is capped at 290 shares. The repurchase program has no formal expiration date, but the Board of Directors is required to review the authorization no less than annually,

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
01/01/14 - 01/31/14	0	0	0	23,548

02/01/14 - 02/28/14	0	0	0	23,548

03/01/14 - 03/31/14	0	0	0	23,548

Total	0	0	0	23,548

Item 3	Defaults upon Senior Securities

There are no matters required to be reported under this item.

Item 4	Mine Safety Disclosures

Not applicable

Item 5	Other Information

There are no matters required to be reported under this item.

35.

COMMERCIAL BANCSHARES, INC.
FORM 10-Q
Quarter ended March 31, 2014
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

36.

COMMERCIAL BANCSHARES, INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL BANCSHARES, INC.
(Registrant)

Date:	May 14, 2014	/s/ Robert E. Beach
(Signature)
Robert E. Beach
President and Chief Executive Officer

Date:	May 14, 2014	/s/ Scott A. Oboy
(Signature)
Scott A. Oboy
Executive Vice President and Chief Financial Officer

37.