Form 10-Q
period 2014-06-30
COMMERCIAL BANCSHARES INC \OH\
filed 2014-08-13
CIK 1009976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2014. Commission File Number 000-27894

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

As of August 13, 2014, the latest practicable date, there were 1,185,743 outstanding of the registrant’s common stock, no par value.

COMMERCIAL BANCSHARES, INC.

2.

COMMERCIAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

	(Unaudited)

	June 30,	December 31,
	2014	2013
ASSETS
Cash and cash equivalents	$7,437	$4,908
Federal funds sold	13,090	13,211
Cash equivalents and federal funds sold	20,527	18,119

Securities available for sale	13,014	13,941
Other investment securities	2,210	2,259
Total loans	276,080	269,968
Allowance for loan losses	(4,354)	(4,343)
Loans, net	271,726	265,625
Premises and equipment, net	7,281	7,139
Accrued interest receivable	1,213	1,198
Bank-owned life insurance	8,790	8,670
Other assets	2,615	1,047

Total assets	$327,376	$317,998

LIABILITIES
Deposits
Noninterest-bearing demand	$42,582	$48,935
Interest-bearing demand	127,345	120,262
Savings and time deposits	74,556	76,008
Time deposits $100,000 and greater	39,667	36,103
Total deposits	284,150	281,308
Federal funds purchased	0	1,757
FHLB advances	8,751	1,808
Accrued interest payable	61	56
Other liabilities	1,483	1,481
Total liabilities	294,445	286,410

SHAREHOLDERS' EQUITY
Common stock, no par value; 4,000,000 shares authorized, 1,186,638 shares issued and 1,185,320 outstanding in 2014 1,186,638 shares issued and 1,181,068 outstanding in 2013	11,955	11,878
Retained earnings	21,778	20,586
Unearned compensation	(117)	(159)
Deferred compensation plan shares; at cost, 53,177 shares in 2014 and 50,777 shares in 2013	(969)	(910)
Treasury stock; 1,318 shares in 2014 and 5,570 shares in 2013	(36)	(152)
Accumulated other comprehensive income	320	345
Total shareholders' equity	32,931	31,588

Total liabilities and shareholders' equity	$327,376	$317,998

See notes to the consolidated financial statements.

3.

COMMERCIAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Dollar amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Interest income
Interest and fees on loans	$3,428	$3,345	$6,785	$6,527
Interest on investment securities:
Taxable	53	61	106	124
Tax-exempt	82	98	165	196
Federal funds sold	6	12	15	25
Total interest income	3,569	3,516	7,071	6,872
Interest expense
Interest on deposits	204	297	418	626
Interest on borrowings	11	10	20	20
Total interest expense	215	307	438	646

Net interest income	3,354	3,209	6,633	6,226
Provision for loan losses	110	129	261	151
Net interest income after provision for loan losses	3,244	3,080	6,372	6,075

Noninterest income
Service fees and overdraft charges	373	361	734	707
Gains (losses) on repossessed asset sales, net	(3)	1	(16)	11
Gain on sale of bank premises and equipment	(1)	0	40	(1)
Other income	144	181	301	371
Total noninterest income	513	543	1,059	1,088

Noninterest expense
Salaries and employee benefits	1,412	1,430	2,838	2,862
Premises and equipment	291	322	628	644
Miscellaneous loan expense	49	55	109	116
Professional fees	95	98	204	201
Data processing	50	47	94	91
Software maintenance	102	113	202	229
Advertising and promotional	55	58	113	112
FDIC deposit insurance	62	69	128	136
Franchise tax	106	75	203	180
Other operating expense	300	270	582	537
Total noninterest expense	2,522	2,537	5,101	5,108

Income before income taxes	1,235	1,086	2,330	2,055
Income tax expense	370	313	706	597

Net income	$865	$773	$1,624	$1,458

Basic earnings per common share	$0.73	$0.66	$1.37	$1.25
Diluted earnings per common share	$0.72	$0.65	$1.35	$1.23

See notes to the consolidated financial statements.

4.

COMMERCIAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(Dollar amounts in thousands)

	Three Months Ended
	June 30,
	2014	2013

Net Income	$865	$773

Unrealized holding gain (loss) on securities:
Net securities loss during the period	(21)	(265)
Tax effect	(7)	(90)
Other comprehensive loss, net of tax	(14)	(175)
Comprehensive income, net of tax	$851	$598

	Six Months Ended
	June 30,
	2014	2013

Net Income	$1,624	$1,458

Unrealized holding gain (loss) on securities:
Net securities loss during the period	(38)	(385)
Tax effect	(13)	(131)
Other comprehensive loss, net of tax	(25)	(254)
Comprehensive income, net of tax	$1,599	$1,204

See notes to the consolidated financial statements.

5.

COMMERCIAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
(Unaudited)

(Dollar amounts in thousands, except per share data)

	Six Months Ended
	June 30,
	2014	2013

Balance at beginning of period	$31,588	$29,388

Net income	1,624	1,458
Other comprehensive loss	(25)	(254)

Stock-based compensation expense	60	39

Issuance of treasury stock under stock option plans	23	12

Deferred compensation plan activity	52	31

Cash dividends ($0.330 per share in 2014 and $0.280 in 2013)	(391)	(328)

Balance at end of period	$32,931	$30,346

See notes to the consolidated financial statements.

6.

COMMERCIAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2014	2013
	($ in thousands)
Cash flows from operating activities
Net income	$1,624	$1,458
Adjustments	47	608
Net cash from operating activities	1,671	2,066

Cash flows from investing activities
Securities available for sale:
Purchases	0	(2,000)
Maturities, calls and repayments	877	947
Net change in loans	(7,513)	(6,589)
Proceeds from sale of OREO and other repossessed assets	80	179
Proceeds from the disposition of premises and equipment	85	2
Bank premises and equipment expenditures	(504)	(136)
Net cash used in investing activities	(6,975)	(7,597)

Cash flows from financing activities
Net change in deposits	2,842	(4,514)
(Decrease) Increase in federal funds purchased	(1,757)	1,472
Repayment of FHLB advances	(57)	(57)
FHLB advances	7,000	0
Cash dividends paid	(391)	(328)
Issuance of treasury stock under stock option plans	23	12
Deferred compensation plan activity	52	31
Net cash provided by financing activities	7,712	(3,384)

Net change in cash equivalents and federal funds sold	2,408	(8,915)

Cash equivalents and federal funds sold at beginning of period	18,119	22,904

Cash equivalents and federal funds sold at end of period	$20,527	$13,989

Supplemental disclosures
Cash paid for interest	$433	$662
Cash paid for income taxes	775	620
Non-cash transfer of loans to foreclosed/repossessed assets	1,199	49

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

The condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the Corporation’s financial position at June 30, 2014, and the results of operations and changes in cash flows for the periods presented have been made.

Certain information and footnote disclosures typically included in financial statements prepared in accordance with U.S. generally accepted principles have been omitted. The Annual Report for the year ended December 31, 2013, contains consolidated financial statements and related footnote disclosures, which should be read in conjunction with the accompanying consolidated financial statements. The results of operations for the period ended June 30, 2014 are not necessarily indicative of the operating results for the full year or any future interim period.

NOTE 2 EARNINGS PER SHARE

Weighted average shares used in determining basic and diluted earnings per share for the three months ended June 30, 2014 and 2013.

	2014	2013
Weighted average shares outstanding during the period	1,184,544	1,171,728
Dilutive effect of stock options	18,378	13,192
Weighted average shares considering dilutive effect	1,202,922	1,184,920

Anti-dilutive stock options not considered in computing diluted earnings per share	1,000	1,000

Weighted average shares used in determining basic and diluted earnings per share for the six months ended June 30, 2014 and 2013.

	2014	2013
Weighted average shares outstanding during the period	1,183,038	1,170,918
Dilutive effect of stock options	17,819	12,610
Weighted average shares considering dilutive effect	1,200,857	1,183,528

Anti-dilutive stock options not considered in computing diluted earnings per share	1,000	1,000

8.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 INVESTMENT SECURITIES

The amortized cost and estimated fair value of securities available for sale at the dates indicated are presented in the following table.

	June 30, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollar amounts in thousands)	Cost	Gains	Losses	Value
U.S. Government Agency securities	$2,000	$0	$(37)	$1,963
State and political subdivisions	7,851	335	(1)	8,185
Mortgage-backed securities	2,678	188	0	2,866
Total securities available for sale	$12,529	$523	$(38)	$13,014

	December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollar amounts in thousands)	Cost	Gains	Losses	Value
U.S. Government Agency securities	$2,000	$0	$(60)	$1,940
State and political subdivisions	8,424	395	0	8,819
Mortgage-backed securities	2,994	188	0	3,182
Total securities available for sale	$13,418	$583	$(60)	$13,941

The estimated fair values of investment securities at June 30, 2014, by contractual maturity are shown below. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value
Due less than one year	$1,127	$1,149
Due after one year through five years	5,978	6,152
Due after five years through ten years	2,704	2,805
Due after ten years	42	42
Mortgage-backed securities	2,678	2,866
Total securities available for sale	$12,529	$13,014

At June 30, 2014 and December 31, 2013, securities with a carrying value of $12,439,000 and $10,371,000, respectively, were pledged to secure public deposits and other deposits and liabilities as required or permitted by law.

Gross unrealized losses on securities and the estimated fair value of the related securities aggregated by security category and length of time the individual securities have been in continuous loss positions at June 30, 2014 and December 31, 2013.

(Dollar amounts in thousands)	Less Than Twelve Months		More Than Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
June 30, 2014	Losses	Value	Losses	Value
U.S. Government Agency securities	$0	$0	$(37)	$1,963
State and political subdivisions	(1)	202	0	0
Mortgage-backed securities	0	0	0	0
Total available for sale	$(1)	$202	$(37)	$1,963

9.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands)	Less Than Twelve Months		More Than Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
December 31, 2013	Losses	Value	Losses	Value
U.S. Government Agency securities	$(60)	$1,940	$0	$0
State and political subdivisions	0	0	0	0
Mortgage-backed securities	0	0	0	0
Total available for sale	$(60)	$1,940	$0	$0

At June 30, 2014 the Corporation held one security with an estimated fair value of $1,963,000 and an unrealized loss of $37,000 in a continuous unrealized loss position for more than twelve months and one security with an estimated fair value of $202,000 with an unrealized loss of $1,000 in a continuous unrealized loss position for less than twelve months. At December 31, 2013, there were no securities in a continuous loss position for more than twelve months and one security with an estimated fair value of $1,940,000 and an unrealized loss of $60,000 in a continuous unrealized loss position for less than twelve months.

The unrealized losses that exist are primarily due to the changes in market interest rates subsequent to purchase. The Corporation does not consider these investments to be other than temporarily impaired at June 30, 2014 and December 31, 2013 since the decline in market value is primarily attributable to changes in interest rates and not credit quality. In addition, the Corporation does not intend to sell and does not believe that it is more likely than not that the Corporation will be required to sell these investments until there is a full recovery of the unrealized loss, which may be at maturity. As a result, management does not believe that the investment securities in an unrealized loss position as of June 30, 2014, represent an other-than-temporary impairment.

NOTE 4 ALLOWANCE FOR LOAN LOSSES

The following tables provide information on the activity in the allowance for loan losses by portfolio segment for the periods indicated.

	Commercial	Real Estate	Consumer	Total
	(Dollar amounts in thousands)
For the Three Months Ended June 30, 2014
Beginning balance – April 1, 2014	$3,511	$243	$582	$4,336
Charge-offs	(57)	0	(56)	(113)
Recoveries	8	0	13	21
Net	(49)	0	(43)	(92)
Provision	86	18	6	110
Ending Balance – June 30, 2014	$3,548	$261	$545	$4,354

	Commercial	Real Estate	Consumer	Total
	(Dollar amounts in thousands)
For the Three Months Ended June 30, 2013
Beginning balance – April 1, 2013	$3,153	$277	$585	$4,015
Charge-offs	(4)	0	(7)	(11)
Recoveries	13	8	13	34
Net	9	8	6	23
Provision	117	0	12	129
Ending Balance – June 30, 2013	$3,279	$285	$603	$4,167

10.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Commercial	Real Estate	Consumer	Total
	(Dollar amounts in thousands)
For the Six Months Ended June 30, 2014
Beginning balance – January 1, 2014	$3,517	$235	$591	$4,343
Charge-offs	(213)	0	(72)	(285)
Recoveries	15	0	20	35
Net	(198)	0	(52)	(250)
Provision	229	26	6	261
Ending Balance – June 30, 2014	$3,548	$261	$545	$4,354

	Commercial	Real Estate	Consumer	Total
	(Dollar amounts in thousands)
For the Six Months Ended June 30, 2013
Beginning balance – January 1, 2013	$3,175	$284	$582	$4,041
Charge-offs	(4)	(19)	(68)	(91)
Recoveries	30	8	28	66
Net	26	(11)	(40)	(25)
Provision	78	12	61	151
Ending Balance – June 30, 2013	$3,279	$285	$603	$4,167

The following table presents the allocation of the allowance for loan losses and the recorded investment in loans (in thousands) by portfolio segment at June 30, 2014 and 2013.

	Collectively Evaluated		Individually Evaluated		Total
	Allowance	Recorded	Allowance	Recorded	Allowance	Recorded
	for Loan	Investment	for Loan	Investment	for Loan	Investment
	Losses	in Loans	Losses	in Loans	Losses	in Loans
June 30, 2014
Commercial	$3,069	$213,233	$479	$9,215	$3,548	$222,448
Real estate	261	20,875	0	0	261	20,875
Consumer	545	32,757	0	0	545	32,757
Total	$3,875	$266,865	$479	$9,215	$4,354	$276,080

June 30, 2013
Commercial	$2,723	$191,269	$567	$10,231	$3,290	$201,500
Real estate	273	16,924	0	0	273	16,924
Consumer	604	35,452	0	0	604	35,452
Total	$3,600	$243,645	$567	$10,231	$4,167	$253,876

NOTE 5 CREDIT QUALITY INDICATORS

As part of its monitoring process, the Corporation categorizes loans when the loan is initially underwritten into risk categories based on relevant information about the ability of borrowers to service their debt. The assessment considers numerous factors including, but not limited to, current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. Loans are graded on a scale of 1 through 9, with a grade of 5 or below classified as “Pass” rated credits. Following is a description of the general characteristics of risk grades 6 through 9:

11.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6 – Special Mention	These credits have a level of potential weakness such that they warrant management’s closer attention than those on watch. These credits, opposed to watch credits, require correction or additional financial information for further analysis and verification of repayment capacity. If left uncorrected, these weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special mention assets are not considered adversely classified assets. Such credits, do however, warrant consideration of additional reserve.

7 – Substandard	Substandard loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain loss if the deficiencies are not corrected.

8 – Doubtful	Loans classified doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.

9 – Loss	Loans are considered uncollectible and of such little value that continuing to carry them as assets on the institution’s financial statements is not feasible. Accordingly, the Bank does not carry loans classified as loss on the books, instead these loans are charged off.

The Corporation’s strategy for credit risk management includes ongoing credit examinations and management reviews of loans exhibiting deterioration of credit quality. A deteriorating credit indicates an elevated likelihood of delinquency. When a loan becomes delinquent, its credit grade is reviewed and changed accordingly. Each downgrade to a classified credit results in a higher percentage of reserve to reflect the increased likelihood of loss for similarly graded credits. Further deterioration could result in a certain credit being deemed impaired, resulting in a collateral valuation for purposes of establishing a specific reserve which reflects the possible extent of such loss for that credit.

The following tables present the risk category of loans by class of loans based on the most recent analysis performed at June 30, 2014 and December 31, 2013.

Commercial Credit Exposure (Dollar amounts in thousands)

Credit risk profile by credit worthiness category

					Commercial		Commercial
	Commercial		Commercial		Real Estate		Real Estate		Total
Credit	Operating		Agricultural		1-4 Family		Other		Commercial
Grade	06/30/14	12/31/13	06/30/14	12/31/13	06/30/14	12/31/13	06/30/14	12/31/13	06/30/14	12/31/13
Pass	$26,802	$31,967	$43,340	$40,844	$38,481	$41,331	$103,346	$90,104	$211,969	$204,246
6	2,907	0	0	0	0	0	116	2,801	3,023	2,801
7	1,081	1,341	161	163	1,066	1,125	5,148	6,622	7,456	9,251
8	0	0	0	0	0	0	0	0	0	0
Total	$30,790	$33,308	$43,501	$41,007	$39,547	$42,456	$108,610	$99,527	$222,448	$216,298

12.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Real Estate Credit Exposure (dollar amounts in thousands)

Credit risk by credit worthiness category

	Real Estate		Real Estate		Total
Credit	Construction		Other		Real Estate
Grade	06/30/14	12/31/13	06/30/14	12/31/13	06/30/14	12/31/13
Pass	$4,109	$3,246	$16,598	$14,445	$20,707	$17,691
6	0	0	139	142	139	142
7	0	130	29	843	29	973
8	0	0	0	0	0	0
Total	$4,109	$3,376	$16,766	$15,430	$20,875	$18,806

Consumer Credit Exposure (dollar amounts in thousands)

Credit risk by credit worthiness category

	Consumer		Consumer		Consumer		Total
Credit	Equity		Auto		Other		Consumer
Grade	06/30/14	12/31/13	06/30/14	12/31/13	06/30/14	12/31/13	06/30/14	12/31/13
Pass	$18,010	$18,304	$5,012	$5,175	$9,345	$10,848	$32,367	$34,327
6	0	0	0	0	0	0	0	0
7	211	530	0	3	179	4	390	537
8	0	0	0	0	0	0	0	0
Total	$18,221	$18,834	$5,012	$5,178	$9,524	$10,852	$32,757	$34,864

NOTE 6 SUMMARY OF IMPAIRED LOANS

Loans evaluated for impairment include loans classified as troubled debt restructurings and non-performing multi-family, commercial and construction loans. The following tables set forth certain information regarding the Corporation’s impaired loans, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary at June 30, 2014 and December 31, 2013.

(Dollar amounts in thousands)

		Unpaid
	Recorded	Principal	Related
June 30, 2014	Investment	Balance	Allowance
With no related allowance recorded:
Commercial operating	$0	$0	$0
Commercial real estate, 1-4 family	0	0	0
Commercial real estate, other	4,190	4,202	0
Subtotal	$4,190	$4,202	$0

With an allowance recorded:
Commercial operating	824	946	104
Commercial real estate, 1-4 family	1,650	1,650	140
Commercial real estate, other	2,551	2,551	235
Subtotal	$5,025	$5,147	$479
Total	$9,215	$9,349	$479

13.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Unpaid
	Recorded	Principal	Related
December 31, 2013	Investment	Balance	Allowance
With no related allowance recorded:
Commercial operating	$66	$66	$0
Commercial real estate, 1-4 family	54	54	0
Commercial real estate, other	6,876	6,876	0
Subtotal	$6,996	$6,996	$0

With an allowance recorded:
Commercial operating	967	967	111
Commercial real estate, 1-4 family	1,679	1,679	232
Commercial real estate, other	1,282	1,282	181
Subtotal	$3,928	$3,928	$524
Total	$10,924	$10,924	$524

Impaired loans with no related allowance recorded at June 30, 2014 was $4,190,000 a decrease of $2,806,000 or 40.1% from $6,996,000 at year-end 2013, while loans with a specified reserve increased 27.9% or $1,097,000. Total impaired loans decreased 15.6% to $9,215,000 at June 30, 2014 from $10,924,000 at December 31, 2013. The decrease in impaired loans is largely due to the transfer of one large commercial credit of approximately $1,101,000 to OREO. The specified reserve related to impaired loans totaled $479,000 at June 30, 2014 compared to $524,000 at December 31, 2013.

The following tables present the average recorded investment in impaired loans and the amount of interest income recognized on a cash basis for impaired loans after impairment by portfolio segment and class for the periods indicated. (All dollar amounts in thousands)

	No Related		With Related
	Allowance Recorded		Allowance Recorded		Total
	Average	Total Interest	Average	Total Interest	Average	Total Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized

Three Months Ended June 30, 2014

Commercial:
Operating	$0	$0	$827	$2	$827	$2
Real estate, 1-4 family	0	0	1,655	17	1,655	17
Real estate, other	4,200	91	2,551	22	6,751	113
Total	$4,200	$91	$5,033	$41	$9,233	$132

Three Months Ended June 30, 2013

Commercial:
Operating	$134	$2	$862	$0	$996	$2
Real estate, 1-4 family	92	0	1,690	0	1,782	0
Real estate, other	2,104	26	5,392	32	7,496	58
Total	$2,330	$28	$7,944	$32	$10,274	$60

14.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	No Related		With Related
	Allowance Recorded		Allowance Recorded		Total
	Average	Total Interest	Average	Total Interest	Average	Total Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized

Six Months Ended June 30, 2014

Commercial:
Operating	$0	$0	$831	$4	$831	$4
Real estate, 1-4 family	0	0	1,662	34	1,662	34
Real estate, other	4,209	123	2,643	49	6,852	172
Total	$4,209	$123	$5,136	$87	$9,345	$210

Six Months Ended June 30, 2013

Commercial:
Operating	$135	$4	$868	$0	$1,003	$4
Real estate, 1-4 family	92	0	1,706	0	1,798	0
Real estate, other	2,125	46	5,429	62	7,554	108
Total	$2,352	$50	$8,003	$62	$10,355	$112

NOTE 7 TROUBLED DEBT RESTRUCTURINGS

A modification of a loan constitutes a troubled debt restructured loan when a borrower is experiencing financial difficulty and the modification constitutes a concession. The Corporation offers various types of concessions when modifying a loan. Concessionary modifications may include, but are not limited to, delays in required payments of principal and interest for a specified period, reduction of the stated interest rate of the loan, reduction of accrued interest, extension of the maturity date or reduction of the face amount or maturity amount of the debt. A concession has been granted when, as a result of the restructuring, the Corporation does not expect to collect all amounts due, including interest at the original stated rate.

Similar to other impaired loans, TDRs are measured for impairment based on the present value of expected payments using the loan’s original effective interest rate as the discount rate, or the fair value of the collateral, less selling costs if the loan is collateral dependent. If the recorded investment in the loan exceeds the measure of fair value, impairment is recognized by establishing a valuation allowance as part of the allowance for loan losses or a charge-off to the allowance for loan losses. In periods subsequent to the modification, all TDRs are evaluated individually, including those that have payment defaults, for possible impairment.

There have been no financing receivables modified as troubled debt restructurings during the three and six months ended June 30, 2014. There were no financing receivables modified as troubled debt restructurings during the three months ended June 30, 2013.

The following table summarizes information relative to loan modifications determined to be troubled debt restructurings during six months ended June 30, 2013.

		Outstanding	Unpaid
(Dollar amounts in thousands)	Number	Recorded	Principal
	of TDRs	Investment	Balance

Six Months Ended June 30, 2013

Commercial, operating	1	$31	$14
Commercial real estate, 1-4 family	0	0	0
Commercial real estate, other	1	2,148	2,081
Total	2	$2,179	$2,095

15.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

One TDR, totaling $1,101,000 within the commercial category, was transferred to OREO during the second quarter of 2014. The Bank accepted a deed-in-lieu of foreclosure and an agreement to sell the property at an amount that will be sufficient to pay the balance due. There are no commitments to lend additional funds to borrowers that are classified as troubled debt restructurings at June 30, 2014.

NOTE 8 AGE ANALYSIS OF PAST DUE FINANCING RECEIVABLES

The following table presents the aging of the recorded investment in loans by past due category and class of loans at June 30, 2014 and December 31, 2013 (dollar amounts in thousands).

							Recorded
	30-59	60-89	> 90			Total	Investment
	Days	Days	Days	Total		Financing	> 90 Days
June 30, 2014	Past Due	Past Due	Past Due	Past Due	Current	Receivables	and Accruing
Commercial
Operating	$696	$0	$34	$730	$30,060	$30,790	$0
Agricultural	94	0	0	94	43,407	43,501	0
Real estate, 1-4 family	17	0	64	81	39,466	39,547	0
Real estate, other	0	0	1,214	1,214	107,396	108,610	0
Real estate
Construction	22	0	0	22	4,087	4,109	0
Other	29	0	24	53	16,713	16,766	0
Consumer
Equity	0	0	76	76	18,145	18,221	0
Auto	0	0	0	0	5,012	5,012	0
Other	11	0	0	11	9,513	9,524	0
Total	$869	$0	$1,412	$2,281	$273,799	$276,080	$0

16.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

							Recorded
	30-59	60-89	> 90			Total	Investment
	Days	Days	Days	Total		Financing	> 90 Days
December 31, 2013	Past Due	Past Due	Past Due	Past Due	Current	Receivables	and Accruing
Commercial
Operating	$946	$0	$87	$1,033	$32,275	$33,308	$0
Agricultural	0	0	0	0	41,007	41,007	0
Real estate, 1-4 family	31	13	54	98	42,358	42,456	0
Real estate, other	60	0	1,121	1,181	98,346	99,527	0
Real estate
Construction	0	0	0	0	3,376	3,376	0
Other	24	0	130	154	15,276	15,430	0
Consumer
Equity	14	1	343	358	18,476	18,834	0
Auto	0	0	0	0	5,178	5,178	0
Other	60	4	0	64	10,788	10,852	0
Total	$1,135	$18	$1,735	$2,888	$267,080	$269,968	$0

NOTE 9 FINANCING RECEIVABLES ON NONACCRUAL STATUS

The following table summarizes loans (in thousands) on nonaccrual status at the dates indicated.

	June 30, 2014	December 31, 2013
Commercial operating	$730	$949
Commercial real estate, 1-4 family	263	278
Commercial real estate, other	1,249	1,286
Real estate, construction	123	0
Real estate, other	29	137
Consumer, equity	105	358
Consumer, auto	0	3
Consumer, other	181	4
Total	$2,680	$3,015

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

17.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

State and political subdivisions

The Corporation obtains fair value measurements from a third party vendor that utilizes market valuation models maintained by a team of experienced evaluators and methodologists. Evaluators build internal yield curves, which are adjusted throughout the day based on trades and other pertinent market information. The criteria used to generate these curves and to arrive at the current day’s evaluations are based primarily on factors such as:

•	Established trading spreads between similar issuers or credits.
•	Historical trading spreads over widely accepted market benchmarks.
•	New issue scales.
•	Market information from third party sources, such as reportable trades, broker-dealers, trustees/paying agents, issuers or from information prepared by an internal credit analysis department or by internally reviewing market sector correlations.

Evaluators apply this information to bond sectors, and individual bond evaluations are then extrapolated. Within a given sector, evaluators have the ability to make daily spread adjustments for various attributes that include, but are not limited to, discounts, premiums, credit, alternative minimum tax (AMT), use of proceeds and callability. Analysts evaluate municipal securities backed by insurance, letters of credit, etc. When a municipal bond obtains insurance or other credit enhancements, a public rating is usually applied to the bond that is equal to the higher of (i) the published underlying rating or (ii) the rating of the bond insurer, guarantor, or other credit enhancing entity’s rating. Certain insured bonds with no published underlying ratings may receive an internal credit assessment. Evaluators may use internal credit ratings as an input in the evaluation process. The weight placed on internal credit ratings in the evaluation process may vary from one municipal security to another depending on the availability of other market data.

Multiple quality control evaluation processes review available market, credit and deal level information to support the evaluation of securities, such as:

•	Explanations required for all high yield municipal security evaluations adjusted on a per security basis.
•	Explanations required for all high grade municipal security evaluation adjustments that break an internal tolerance level.
•	Daily review of market information and data changes (including ratings) that may have an impact on evaluations.
•	Review of unchanged evaluations and other applicable data.
•	Daily review of category adjustments to confirm directional moves are tracking daily market movements.
•	Daily reviews by managers of tolerance reports and of evaluator checklists to confirm processes are being followed.
•	Monthly management reviews of evaluator work samples (tolerance reports, client challenges and other evaluation-related matters)

U.S. Government and federal agencies and mortgage-backed securities

For agency/CMOs, depending upon the characteristics of a given tranche, a volatility-driven, multi-dimensional spread table based, single cash flow stream model or an option-adjusted spread (OAS) model is used. If call information is available, the pricing model computes both a yield to call and a yield to maturity to derive an evaluated price for the bond by assuming the most probable scenario. Alternatively, the evaluator may utilize market conventions if different from model-generated assumptions.

A team of experienced fixed income evaluators and methodologists closely monitor the structured product markets, interest rate movements, new issue information and other pertinent data. Evaluations of tranches (non-volatile and volatile) are based on the interactive data model’s interpretation of accepted market modeling, trading and pricing conventions. The Interactive data model determines tranche evaluations in four steps:

1	Cash flows are generated with the deal files to determine principal and interest payments along with an average life.

2	Spreads/yields are determined for non-volatile fixed and floating-rate issues:

18.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	For agency/GSE CMOs, the model takes the average life for each tranche and matches it to the yield of the nearest point on either the swap curve or the “I” Treasury curve. It then uses that benchmark yield as the base yield.

•	Floating-rate issues are evaluated by a discount margin (DM) calculation. The DM measures the difference between the yield of the issue (at an assumed speed and current index) and the current value of the index over which the security resets.

3	Spreads are based on tranche characteristics such as average life, tranche type, tranche volatility, underlying collateral and the performance of the collateral and prevailing market conditions. Floating-rate issues take life caps into account.

4	The appropriate tranche spread or DM is applied to the corresponding benchmark. This value is then used to discount the cash flows to generate an evaluated price.

The following table presents information about the Corporation’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, and the valuation techniques used by the Corporation to determine those fair values.

Assets and liabilities measured at fair value on a recurring basis for the periods indicated:

	Quoted Prices in	Significant	Significant
(Dollar amounts in thousands)	Active Markets	Observable	Unobservable
	For Identical	Inputs	Inputs
June 30, 2014	Assets (Level 1)	(Level 2)	(Level 3)	Balance
Assets
U.S. Government Agency securities	$0	$1,963	$0	$1,963
State and political subdivisions	0	8,185	0	8,185
Mortgage-backed securities	0	2,866	0	2,866
Total Assets	$0	$13,014	$0	$13,014
Liabilities	$0	$0	$0	$0

	Quoted Prices in	Significant	Significant
(Dollar amounts in thousands)	Active Markets	Observable	Unobservable
	For Identical	Inputs	Inputs
December 31, 2013	Assets (Level 1)	(Level 2)	(Level 3)	Balance
Assets
U.S. Government Agency securities	$0	$1,940	$0	$1,940
State and political subdivisions	0	8,819	0	8,819
Mortgage-backed securities	0	3,182	0	3,182
Total Assets	$0	$13,941	$0	$13,941
Liabilities	$0	$0	$0	$0

Securities characterized as having Level 2 inputs generally consist of obligations of U.S. Government and federal agencies, government-sponsored organizations and obligations of state and political subdivisions. There were no transfers in or out of Levels 1 and 2 for the period ending June 30, 2014.

The Corporation also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis. These assets consist primarily of impaired loans and other real estate owned (“OREO”). Loans considered impaired under ASC 310-10-35, Receivables, are loans for which, based on current information and events, it is probable that the Corporation will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Impaired loans can be measured based on the present value of expected payments using the loan’s original effective rate as the discount rate, the loan’s observable market price or the fair value of the collateral less selling costs if the loan is collateral dependent.

19.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents financial assets and liabilities measured on a nonrecurring basis:

	Fair Value Measurements at Reporting Date Using

	Balance at
(In thousands)	June 30,	Level 1	Level 2	Level 3
2014
Impaired loans	$9,215	$0	$0	$9,215
Real estate acquired through foreclosure	1,113	0	0	1,113

	Balance at
(In thousands)	December 31,	Level 1	Level 2	Level 3
2013
Impaired loans	$10,924	$0	$0	$10,924
Real estate acquired through foreclosure	20	0	0	20

The fair value of impaired loans were primarily measured based on the value of the collateral securing these loans. Impaired loans are classified within Level 3 of the fair value hierarchy. Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable. The Corporation determines the value of the collateral based on independent appraisals performed by qualified licensed appraisers. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Appraised values are discounted for costs to sell and may be discounted further based on management’s historical knowledge, changes in market conditions from the date of the most recent appraisal and/or management’s expertise and knowledge of the customer and the customer’s business. Such discounts by management are subjective and are typically significant unobservable inputs for determining fair value. Impaired loans are subject to nonrecurring fair value adjustments to reflect (1) partial write downs that are based on the observable market price or current appraised value of the collateral, or (2) the full charge-off of the loan carrying value.

Included in the impaired balance at June 30, 2014 were troubled debt restructured loans with a balance of $7,941,000 which have specified reserves of $440,000.

Other real estate owned, consisting of properties obtained through foreclosure or in satisfaction of loans, are initially recorded at the lower of the loan’s carrying amount or the fair value less costs to sell upon transfer of the loans to OREO. Subsequently, other real estate is carried at the lower of carrying value or fair value less costs to sell. Fair values are generally based on third party appraisals of the property and are classified within Level 3 of the fair value hierarchy. The appraisals are sometimes further discounted based on management’s expertise and knowledge of the customer and the customer’s business. Such discounts are typically significant unobservable inputs for determining fair value. In cases where the carrying amount exceeds the fair value, less costs to sell, a loss is recognized in noninterest expense. Additionally, any operating costs incurred after acquisition are also expensed.

20.

COMMERCIAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tables below present the estimated fair values of the Corporation’s financial instruments for the periods indicated.

			Quoted Prices	Significant
			In Active	Other	Significant
(Dollar amounts in thousands)			Markets for	Observable	Unobservable
	Carrying	Estimated	Identical Assets	Inputs	Inputs
June 30, 2014	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash equivalents and federal funds sold	$20,527	$20,527	$20,527	$0	$0
Securities available for sale	13,014	13,014	0	13,014	0
Other investment securities	2,210	2,210	0	0	2,210
Loans, net of allowance for loan loss	271,726	282,586	0	0	282,586
Accrued interest receivable	1,213	1,213	0	0	1,213

Financial Liabilities:
Noninterest-bearing deposits	$(42,582)	$(42,582)	$(42,582)	$0	$0
Interest-bearing deposits	(153,130)	(153,130)	0	(153,130)	0
Time deposits	(88,438)	(88,096)	0	(88,096)	0
FHLB advances	(8,751)	(8,543)	0	(8,543)	0
Accrued interest payable	(61)	(61)	0	0	(61)

			Quoted Prices	Significant
			In Active	Other	Significant
(Dollar amounts in thousands)			Markets for	Observable	Unobservable
	Carrying	Estimated	Identical Assets	Inputs	Inputs
December 31, 2013	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash equivalents and federal funds sold	$18,119	$18,119	$18,119	$0	$0
Securities available for sale	13,941	13,941	0	13,941	0
Other investment securities	2,259	2,259	0	0	2,259
Loans, net of allowance for loan loss	265,625	268,060	0	0	268,060
Accrued interest receivable	1,198	1,198	0	0	1,198

Financial Liabilities:
Noninterest-bearing deposits	$(48,935)	$(48,935)	$(48,935)	$0	$0
Interest-bearing deposits	(144,733)	(144,733)	0	(144,733)	0
Time deposits	(87,640)	(85,771)	0	(85,771)	0
Federal funds purchased	(1,757)	(1,757)	0	(1,757)	0
FHLB advances	(1,808)	(1,477)	0	(1,477)	0
Accrued interest payable	(56)	(56)	0	0	(56)

The following describes the valuation methodologies used by management to measure financial assets and liabilities at fair value. Where appropriate, the description includes information about the valuation models and key inputs to those models.

•	Cash equivalents and federal funds sold – The carrying value of cash, amounts due from banks and federal funds sold assumed to approximate fair value.

•	Investment securities – Fair value is based on quoted market prices in active markets for identical assets or similar assets in active markets. If quoted market prices are not available, with the assistance of an independent pricing service, management’s fair value measurements consider observable data which may include market maker bids, quotes and pricing models. Inputs to the pricing models include recent trades, benchmark interest rates, spreads and actual and projected cash flows.

21.

COMMERCIAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	Other investment securities – principally consists of investments in Federal Home Loan Bank stock, which has limited marketability and is carried at cost.

•	Loans – The loan portfolio includes adjustable and fixed-rate loans, the fair value of which is estimated using discounted cash flow analyses. To calculate discounted cash flows, the loans are aggregated into pools of similar types and expected repayment terms. The expected cash flows were based on historical prepayment experiences and estimated credit losses for non-performing loans and were discounted using current rates at which similar loans would be made to borrowers with similar credit ratings and similar remaining maturities. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

•	Accrued interest receivable – The carrying value of accrued interest receivable approximates fair value due to the short-term duration.

•	Noninterest-bearing deposits – The fair value of noninterest-bearing demand deposits, which have no stated maturity, were considered equal to their carrying amount, representing the amount payable on demand.

•	Interest-bearing deposits – The fair value of demand, money market and savings deposits, which have no stated maturity, were considered equal to their carrying amount, representing the amount payable on demand.

•	Time deposits – The fair value for fixed-rate time deposits is estimated using a discounted cash flow calculation that applies interest rates currently being offered for time deposits with similar terms and similar remaining maturities.

•	Federal funds purchased - The carrying value of federal funds borrowed is assumed to approximate fair value.

•	FHLB advances – The fair value of long-term debt was estimated using a discounted cash flow calculation which utilizes the interest rates currently offered for borrowings of similar remaining maturities.

•	Accrued interest payable – The carrying value of accrued interest payable approximates fair value due to the short-term duration.

•	Other financial instruments – The fair value of other financial instruments, including loan commitments and unused letters of credit, is based on discounted cash flow analysis and is not material.

NOTE 11 STOCK-BASED COMPENSATION

The Corporation has two share-based compensation plans in existence; the 1997 Stock Option Plan (expired but having outstanding options that may still be executed) and the 2009 Incentive Stock Option Plan, which is described below.

The Corporation’s 2009 Incentive Stock Option Plan is a shareholder approved plan that permits the granting of stock options, restricted stock and certain other stock-based awards to selected key employees on a periodic basis at the discretion of the board. The plan authorizes the issuance of up to 150,000 shares of common stock of which 70,200 shares are available for issuance at June 30, 2014. Option awards are granted with an exercise price equal to the market price of the Corporation’s common stock at the date of grant and have an expiration period of ten years.

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

22.

COMMERCIAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Corporation did not grant any stock options during the first six months of 2014. The fair value of options granted in 2013 was determined using the following weighted-average assumptions as of the date of grant.

2013
Dividend yield	3.17%
Risk-free interest rate	2.00%
Expected volatility	23.00%
Weighted average expected life	8 years
Weighted average per share fair value of options	$3.63

Intrinsic value represents the amount by which the fair market value of the Corporation’s stock, $24.50 at June 30, 2014 exceeds the exercise price of the stock options. At June 30, 2014, the aggregate intrinsic value of stock options outstanding and exercisable was $468,000 and $361,000, respectively, compared to an aggregate intrinsic value of $382,000 and $317,000 at December 31, 2013.

The following table summarizes stock option activity for the six months ended June 30, 2014.

		Weighted
	Number	Average	Number
	Of	Exercise	of Options
Stock Options	Options	Price	Exercisable
Outstanding options at January 1, 2014	62,550	$16.63	39,201
Granted	0	0.00
Exercised	(1,850)	12.88	(1,850)
Forfeited	(600)	15.79	(400)
Expired	0	0.00
Outstanding options at June 30, 2014	60,100	$16.76	36,951

The fair value of options granted is amortized as compensation expense, recognized on a straight-line basis over the vesting period of the respective stock option grant. Compensation expense related to employees is included in personnel expense while compensation expense related to directors is included in other operating expense. The Corporation recognized compensation expense of $9,000 and $18,000 for the three and six months ended June 30, 2014, respectively, related to the awards of nonrestricted stock options, compared to $8,000 and $16,000 for the three and six months ended June 30, 2013. At June 30, 2014, the Corporation had $42,000 of unrecognized compensation expense related to nonrestricted stock options. This remaining cost is expected to be recognized over a weighted average vesting period of approximately 19.9 months.

The following is a summary of outstanding and exercisable stock options at June 30, 2014.

	Number	Weighted Average	Number
	Of Shares	Remaining	Of Shares
Exercise Price	Outstanding	Contractual Life	Exercisable
$26.75	1,000	1.51 years	1,000
$12.30	13,850	5.12 years	13,850
$13.25	10,700	6.13 years	10,700
$17.40	9,800	7.12 years	6,534
$19.28	14,800	8.03 years	4,867
$21.35	9,950	9.11 years	0
Total	60,100	6.94 years	36,951

23.

COMMERCIAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about the Corporation’s nonvested stock option activity for the six months ended June 30, 2014.

	Number	Weighted
	Of	Average
Nonvested Options	Options	Price
Nonvested options at January 1, 2014	23,349	$19.90
Granted	0	0.00
Vested	0	0.00
Forfeited	(200)	19.28
Nonvested options at June 30, 2014	23,149	$19.90

The fair value of restricted stock is equal to the fair market value of the Corporation’s common stock on the date of grant. Restricted stock awards are recorded as unearned compensation, a component of shareholders’ equity, and amortized to compensation expense over the vesting period. The Corporation recognized compensation expense of $21,000 and $42,000 for the three and six months ended June 30, 2014, respectively, related to restricted stock grants compared to $12,000 and $23,000 for the same periods in 2013. At June 30, 2014, the Corporation had approximately $117,000 of unrecognized compensation expense related to restricted stock awards. This remaining cost is expected to be recognized over a weighted average vesting period of approximately 23.1 months.

The following table summarizes restricted stock activity for the six months ended June 30, 2014.

		Weighted
	Nonvested	Average
	Number of	Grant Date
Restricted Stock	Shares	Fair Value
Nonvested balance at January 1, 2014	12,700	$19.83
Granted	0	0.00
Vested	0	0.00
Forfeited/expired	0	0.00
Nonvested balance at June 30, 2014	12,700	$19.83

24.

COMMERCIAL BANCSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following review presents management’s discussion and analysis of the consolidated financial condition of Commercial Bancshares, Inc. and its wholly owned subsidiaries, Commercial Savings Bank and Commercial Financial and Insurance Agency, LTD at June 30, 2014, compared to December 31, 2013, and the consolidated results of operations for the three and six-month periods ended June 30, 2014 compared to the same periods in 2013. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements and related footnotes.

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

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties. Forward-looking statements include statements with respect to the Corporation’s beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions and future performance, and involve known and unknown risks, uncertainties and other factors which may be beyond the Corporation’s control and which may cause the actual results, performance, achievements or financial condition of the Corporation to be materially different from future results, performance, achievements or financial condition expressed or implied by such forward-looking statements.

Forward-looking statements are based on various assumptions and may be identified by reference to a future period or periods, or by the use of forward-looking terminology such as “believe”, “expect”, “estimate”, “anticipate”, “plan”, “intend”, or other similar terms or variations on those terms, or the future or conditional verbs such as “will”, “may”, “should” and “would”. These forward-looking statements may not be realized due to a variety of factors, including, without limitation, (i) the effects of future economic, business and market conditions and changes, (ii) governmental monetary and fiscal policies, (iii) changes in accounting policies, rules and practices, (iv) the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand and the values and liquidity of loan collateral, securities and interest sensitive assets and liabilities, (v) changes in borrower credit risks and payment behaviors, (vi) the effects of competition from a wide variety of local, regional, national and other providers of financial services, (vii) the failure of assumptions and estimates underlying the establishment of reserves for possible loan losses and other estimates and (viii) changes in technology or products that may be more difficult, costly or less effective than anticipated.

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

25.

COMMERCIAL BANCSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Allowance for loan losses: The Corporation assesses the adequacy of its allowance for loan losses prior to the end of each calendar quarter. The level of the allowance is based upon management’s evaluation of the loan portfolio, past loan loss experience, current asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect a borrower’s ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan loss rates and other pertinent factors, including regulatory recommendations. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. Loans are charged off, in whole or in part, when management believes that the full collectability of the loan is unlikely. A loan may be partially charged off after a “confirming event” has occurred which serves to validate that full repayment pursuant to the terms of the loan is unlikely.

The Corporation deems loans impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement. Collection of all amounts due according to the contractual term means that both the interest and principal payments of a loan will be collected as scheduled in the loan agreement. An impairment allowance is recognized if the fair value of the loan is less than the recorded investment in the loan. The impairment is recognized through the allowance. Loans that are impaired are recorded at the present value of expected future cash flows discounted at the loan’s effective interest rate, or if the loan is collateral dependent, impairment measurement is based on the fair value of the collateral, less estimated disposal costs. The level of allowance maintained is believed by management to be adequate to absorb probable losses inherent in the portfolio at the balance sheet date. The allowance is increased by provisions charged to expense and decreased by charge-offs, net of recoveries of amounts previously charged off.

Fair value estimates: Fair value is defined as the amount at which an asset or liability could be exchanged in a current transaction between willing, unrelated parties, other than in a forced or liquidation sale. Fair value is based on quoted market prices in an active market, or if market prices are not available, is estimated using models employing techniques such as matrix pricing or discounting expected cash flows. The significant assumptions used in the models, which include assumptions for interest rates, discount rates, prepayments and credit losses, are independently verified against observable market data where possible. Where observable market data is not available, the estimate of fair value becomes more subjective and involves a high degree of judgment. In this circumstance, fair value is estimated based on management’s judgment regarding the value that market participants would assign to the asset or liability. This valuation process takes into consideration factors such as market illiquidity. Imprecision in estimating these factors can impact the amount recorded on the balance sheet for a particular asset or liability with related impacts to earnings or other comprehensive income. See Note 10 Fair Values and Measurements of Financial Instruments for a further discussion of fair value measurements.

OVERVIEW

Net income increased 11.4% to $1,624,000 for the six months ended June 30, 2014 compared to $1,458,000 for the six months ended June 30, 2013. Basic and diluted earnings per share for June 30, 2014 were $1.37 and $1.35, respectively, compared to $1.25 and $1.23 for the same periods in 2013. The increase in net income for the six months ended June 30, 2014 compared to the same period in 2013 can be largely attributed to an increase in net interest income, partially offset by increases in the provision for loan losses and income tax expense. Highlights for the first six months of 2014:

•	Net loans were $271,726,000 at June 30, 2014, compared to $265,625,000 at year-end 2013, an increase of $6,101,000 or 2.3% with the growth predominantly in the commercial and agricultural loan portfolio.

•	Total deposits were $284,150,000 at June 30, 2014, compared to $281,308,000 at December 31, 2013, an increase of $2,842,000 or 1.0%. The increase in deposits was primarily in interest-bearing demand deposit balances, partially offset by a decrease in noninterest-bearing demand deposits.

26.

COMMERCIAL BANCSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•	The Corporation’s net interest margin, on a fully taxable equivalent basis, was 4.60% for the first half of 2014, compared to 4.59% for the first half of 2013.

•	The Corporation’s return on average equity and return on average assets for the first half of 2014 was 10.08% and 1.03%, respectively, compared to 9.77% and 0.97% for the same period in 2013.

•	The Corporation’s efficiency ratio, on a fully taxable equivalent basis, was 65.93% for the first half of 2014, compared to 68.86% for the first half of 2013. The efficiency ratio measures the amount of expense incurred to generate a dollar of revenue and is calculated by dividing noninterest expense by the sum of taxable equivalent net interest income before provision and other noninterest income, excluding net gains (losses) on sales of investment securities and net gains (losses) on sales of fixed assets.

•	The capital position of the Corporation remained strong with all regulatory capital ratios significantly exceeding the “well capitalized” thresholds established by regulators. The Corporation’s leverage and risk-based capital ratios at June 30, 2014 were 10.28% and 12.96%, respectively, compared to leverage and risk-based capital ratios of 9.91% and 13.03% at June 30, 2013.

FINANCIAL CONDITION

Total assets were $327,376,000 as of June 30, 2014, compared to $317,998,000 as of December 31, 2013, an increase of 3.0% or $9,378,000, largely due to an increase in the loan portfolio. Total liabilities increased 2.8% or $8,035,000 to $294,445,000 as of June 30, 2014, compared to $286,410,000 at December 31, 2013. Shareholders’ equity increased 4.3% or $1,343,000 to $32,931,000 as of June 30, 2014, compared to $31,588,000 at December 31, 2013, primarily driven by an increase in retained earnings.

Cash and cash equivalents include working cash funds, due from banks, interest-bearing deposits in other financial institutions, items in process of collection and federal funds sold. The Bank is required to maintain average reserve balances with the Federal Reserve Bank based on average daily deposit balances and statutory reserve ratios prescribed by the type of deposit account. The average balance held in reserve for the six months ended June 30, 2014 was $5,398,000, compared to $5,111,000 for the same period in 2013. At June 30, 2014, cash and cash equivalents totaled $7,437,000, representing an increase of $2,529,000 from $4,908,000 at December 31, 2013.

Total investment securities, consisting of available for sale and other equity securities decreased 6.0% or $976,000 to $15,224,000 at June 30, 2014 from $16,200,000 at December 31, 2013. The decline in investment securities was predominantly due to the call of municipal securities totaling $565,000 as well as $312,000 in principal pay downs and prepayments of mortgage-backed securities. Securities available for sale are reported at fair value with unrealized holding gains and losses, based on the difference between amortized cost and fair value, reported net of deferred tax, as accumulated other comprehensive income (loss), a separate component of shareholders’ equity. Declines in the fair value of individual available for sale securities below their cost that are other-than-temporary, result in write-downs of the individual securities to their fair values. Securities that are held as available for sale are used as part of the Corporation’s asset/liability management strategy. Securities that may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital and other similar factors are classified as available for sale.

At June 30, 2014, the investment portfolio consisted primarily of obligations of state and political subdivisions, mortgage-backed securities and U.S. Government Agency securities. To reduce the Corporation’s income tax burden, $8,185,000 or 53.76% of the Corporation’s investment portfolio as of June 30, 2014, was invested in tax-exempt obligations of state and political subdivisions, compared to $8,819,000 or 54.44% of available for sale securities as of December 31, 2013.

Loans, net of unearned income and deferred costs, totaled $276,080,000 at June 30, 2014, up $6,112,000 or 2.3% from $269,968,000 at December 31, 2013. The increase in loans was primarily due to an increase of $6,150,000 or 2.8% in the commercial and agricultural loan portfolio. Consumer real estate loans increased $2,069,000 or 11.0% while installment and home equity loans decreased $1,494,000 and $613,000, respectively.

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

The portion of the reserve representing specific allowances is derived by accumulating the specific allowances established on individually impaired loans that have significant conditions or circumstances that indicate that a loss may be probable. Specific reserves are calculated on individually impaired loans and are established based on the Corporation’s calculation of the probable losses inherent in an individual loan. For loans on which the Corporation has not elected to use the collateral value as a basis to establish the measure of impairment, the Corporation measures impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate. In determining the cash flows to be included in the discount calculation, the Corporation considers various factors, that combined are used to estimate the probability and severity of potential losses.

•	The borrower’s overall financial condition
•	Resources and payment record
•	Support available from financial guarantors

At June 30, 2014 the general reserve comprised 89% of the total allowance while the specified allowance accounted for 11% of the total allowance. At December 31, 2013, the general reserve comprised 88% of the total allowance while the specified allowance accounted for 12% of the total allowance. The severity of estimated losses on impaired loans can differ substantially from actual losses. The general reserve is calculated in two parts based on an internal risk classification of loans within each portfolio segment. General reserves on loans considered to be “classified” under regulatory guidance are calculated separately from loans considered to be “pass” rated under the same guidance. This segregation allows the Corporation to monitor the reserves related to higher risk loans separately from the remainder of the portfolio in order to better manage risk and ensure the sufficiency of reserves.

The allowance for loan losses is established and maintained at a level management deems adequate to cover losses inherent in the loan portfolio as of the balance sheet date and is based on management’s evaluation of the risks in the loan portfolio and changes in the nature and volume of loan activity. The amount of the allowance is affected by: (i) loan charge-offs, which decreases the allowance; (ii) recoveries on loans previously charged off, which increases the allowance; and (iii) the provision of possible loan losses charged to income, which increases the allowance. In determining the provision for possible loan losses, it is necessary for management to monitor fluctuations in the allowance resulting from actual charge-offs and recoveries and to periodically review the size and composition of the loan portfolio in light of current and anticipated economic conditions.

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

The allowance for loan losses totaled $4,354,000 at June 30, 2014, compared to $4,343,000 at December 31, 2013. The ratio of annualized net charge-offs to average outstanding loans was 0.18% at June 30, 2014, compared to 0.09% at year-end 2013. The Corporation provided $261,000 to the allowance for loan losses for the six months ended June 30, 2014 to maintain the balance at an adequate level following net charge-offs of $250,000, compared to a loan loss provision of $151,000 for the same period in 2013, following net charge-offs of $25,000. The provision for loan losses increased in 2014 compared to 2013 due primarily to an increase of $224,000 in commercial real estate net charge-offs, as well as an increase of approximately $25,105,000 in total average loans. Commercial real estate net charge-offs totaled $198,000 for the six-month period ended June 30, 2014. Of this total, $122,000 related to one previously identified, impaired loan. A specific reserve was previously recorded for this commercial loan and an additional charge-off was required when the borrower filed Chapter 7 bankruptcy during the quarter.

29.

COMMERCIAL BANCSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Based upon its assessment of the loan portfolio, management adjusts the allowance for loan losses to an amount it believes to be appropriate to adequately cover probable losses in the loan portfolio. The Corporation’s allowance for loan losses to total loans decreased to 1.58% at June 30, 2014 from 1.61% at December 31, 2013. Based upon the evaluation of the loan portfolio, management believes the allowance for loan losses to be adequate to absorb probable losses existing in the loan portfolio at June 30, 2014. While the Corporation’s policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are believed adequate by management and are reviewed from time to time by regulators, they are based on estimates and judgment and are therefore approximate and imprecise. Factors beyond management’s control, such as conditions in the local and national economy, a local real estate market or particular industry conditions exist which may negatively and materially affect the Corporation’s asset quality and the adequacy of its allowance for loan losses and thus, the resulting provision for loan losses.

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

Loans are placed on nonaccrual status when management believes the collection of principal and interest is doubtful, or when loans are past due as to principal and interest 90 days or more, except in certain circumstances when interest accruals are continued on loans deemed by management to be fully collateralized and in the process of being collected. At June 30, 2014 and December 31, 2013, there were no 90 day delinquent loans that were on accrual status. In such cases, the loans are individually evaluated in order to determine whether to continue income recognition after 90 days beyond the due dates.

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

30.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The allowance for loan losses, specifically related to impaired loans at June 30, 2014 and December 31, 2013 was $479,000 and $524,000, respectively, related to loans with principal balances of $5,025,000 and $3,928,000. Impaired loans with no related allowance recorded at June 30, 2014 totaled $4,190,000 compared to $6,996,000 at December 31, 2013. The Corporation’s financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on the loan portfolio, unless a loan is placed on nonaccrual status. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected. For the six months ended June 30, 2014, the Corporation received interest payments of $210,000 related to impaired loans totaling $9,215,000 compared to interest payments of $112,000 related to impaired loans totaling $10,231,000 for the same period in 2013.

Management has taken what it believes to be a proactive position on identifying problems with credits and their ultimate collectability using both internal and external portfolio loan reviews, and believes any potential losses which may be incurred on these credits in the future are incorporated into its analysis of the adequacy of the Corporation’s allowance for loan losses.

Due to the weakening credit status of a borrower, the Corporation may elect to formally restructure certain loans to facilitate a repayment plan that minimizes the potential losses the Corporation might incur. Restructured loans, or troubled debt restructurings (“TDRs”) are classified as impaired loans and may either be in accruing or nonaccruing status. In most cases the modification is either a concessionary reduction in interest rate, extension of the maturity date or reduction in the principal balance that would otherwise not be considered. Concessionary modifications are classified as troubled debt restructurings unless the modification results in only an insignificant delay in the payments to be received. Troubled debt restructured loans are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective interest rate at inception. If a troubled debt restructuring is considered to be collateral dependent, the loan is reported, net, at the fair value of the collateral. A nonaccrual TDR loan may be returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Additionally, there should be a sustained period of repayment performance (generally a period of six months) by the borrower in accordance with the modified contractual terms.

Troubled debt restructured loans totaled $7,941,000 at June 30, 2014 and represented eight credit relationships in which economic concessions were granted to borrowers to better align the terms of their loans with their current ability to pay. Troubled debt restructured balances have decreased 14.2% or $1,315,000 from $9,256,000 at December 31, 2013, primarily reflecting the transfer of one loan totaling $1,101,000 to OREO as well as payments received on account. As of June 30, 2014, 73.9% of all restructured loans were performing in accordance with the terms of the restructure. The specified reserve required for these TDRs, whether collateral dependent or not, was $440,000, representing 10% of the total loan loss reserve. There are no commitments to lend additional amounts to borrowers with loans classified as troubled debt restructurings as of June 30, 2014.

Non-performing loans, comprised of loans on nonaccrual status along with loans that are contractually past due 90 days or more but have not been classified as nonaccrual, totaled $2,680,000, down slightly from non-performing loans of $3,015,000 at December 31, 2013. Management evaluated non-performing loans for impairment at June 30, 2014 and based on that impairment analysis, a specified reserve of $479,000 was estimated. Non-performing loans to period-end loans was 0.97% at June 30, 2014 compared to 1.12% at December 31, 2013. Non-performing loans represented 0.82% of total assets at June 30, 2014 compared to 0.95% at year-end 2013.

Other assets, including premises and equipment, accrued interest receivable, Bank-owned life insurance and other assets, totaled $19,899,000 at June 30, 2014, an increase of $1,845,000 or 10.2% from $18,054,000 at December 31, 2013. The increase in other assets was primarily due to the increase of $1,102,000 in OREO and other repossessed assets as well as increases in prepaid expenses, premises and equipment, and Bank-owned life insurance of $236,000, $142,000 and $120,000, respectively.

31.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OREO is comprised of properties acquired by the Corporation in partial or total satisfaction of problem loans. OREO and other repossessed assets are initially recorded at the lower of cost or fair value on the date of acquisition less estimated costs of disposal (net realizable value). Losses existing at the time of acquisition of such properties are charged against the allowance for loan losses. Subsequent write downs that may be required are expensed as incurred. Gains and losses realized from the sale of OREO and other repossessed assets, as well as valuation adjustments, are included in noninterest expense as well as expenses of operation. During the first six months of 2014, three properties with a carrying value of $73,000 were sold at a loss of $11,000. The Corporation held two properties with a carrying value of $1,113,000 in OREO and held $37,000 in other repossessed assets at June 30, 2014 compared to one property with a carrying value of $20,000 and $28,000 in other repossessed assets at December 31, 2013.

Deposits totaled $284,150,000 at June 30, 2014, increasing $2,842,000 or 1.0% from $281,308,000 at December 31, 2013, largely driven by increases in interest-bearing demand deposits and large certificates of deposits. The Bank offers a variety of products designed to attract and retain deposit customers. Those products consist of checking accounts, regular savings deposits, NOW accounts, money market accounts and certificates of deposit. Included in certificates of deposit balances are $22,003,000 and $16,934,000 of Certificate of Deposit Account Registry Service (“CDARS”) as of June 30, 2014 and December 31, 2013, respectively. The interest rates paid are competitively priced for each particular deposit product and structured to meet the Corporation’s funding requirements. The Corporation continues to manage interest expense through deposit pricing, allowing higher rated deposits to run off during periods of limited loan demand. Management believes that additional funds can be attracted and deposit growth can be realized through deposit pricing if the Corporation experiences increased loan demand or other liquidity needs.

The Corporation utilizes both short-term and long-term borrowings as an alternate funding source to deposits and can be used to fund the Corporation’s liquidity needs. Short-term borrowings, which includes federal funds purchased, represent unsecured overnight borrowings from other financial institutions. FHLB advances are loans from Federal Home Loan Bank that can mature daily or have longer maturities for fixed or floating rates of interest. FHLB borrowings are generally used to provide additional funding for loan growth when it is in excess of deposit growth and to manage interest rate risk, but can also be used as an additional source of liquidity for the Corporation. Borrowed funds totaled $8,751,000 at June 30, 2014, an increase of $5,186,000 or 145.5%, from $3,565,000 at December 31, 2013, reflecting increased funding needs precipitated by an increase in loan growth that was not immediately available to be funded by deposit balances. The Corporation’s borrowing capacity at FHLB totaled $31,341,000 of which $13,090,000 was available at June 30, 2014. Management believes that the Corporation has adequate liquidity to meet their commitments for the foreseeable future.

Total shareholder’s equity increased by 4.3% to $32,931,000 as of June 30, 2014 from $31,588,000 as of December 31, 2013. The increase in shareholders’ equity represents current earnings of $1,624,000, plus adjustments related to employee compensation costs, stock option accounting, deferred compensation plan activity and treasury stock activity of $135,000. The Corporation declared cash dividends of $0.330 per share for the six months ended June 30, 2014, which decreased equity by $391,000. Included in shareholders’ equity is accumulated other comprehensive income which includes the net after-tax impact of unrealized gains on investment securities classified as available for sale, which decreased $25,000 during the six months ended June 30, 2014. Such unrealized gains or losses are generally due to changes in interest rates and represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities classified as available for sale.

During the six months ended June 30, 2014, the Corporation returned 24.08% of earnings through dividends of $391,000 at $0.330 per share compared to a return on earnings of 22.49% through dividends of $328,000 at $0.280 per share for the same period in 2013. Average shareholders’ equity to average assets was 10.21% for the six months ended June 30, 2014 compared to 9.92% for the six months ended June 30, 2013.

32.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net income, after taxes for the three months ended June 30, 2014 was $865,000, or $0.72 per diluted share, an increase of $92,000 or 11.9%, compared to net income of $773,000 or $0.65 per diluted share for the same period in 2013. The increase in net income between periods was primarily due to an increase of $145,000 in net interest income as well a decrease in the provision for loan losses of $19,000 and noninterest expense of $15,000, offset by an increase of $57,000 in income tax expense and a decrease of $30,000 in noninterest income. Net income, after taxes for the six months ended June 30, 2014 was $1,624,000, or $1.35 per diluted share, an increase of $166,000 or 11.4%, compared to net income of $1,458,000 or $1.23 per diluted share for the same period in 2013. The increase in net income between periods was largely due to an increase of $407,000 in net interest income, partially offset by an increase of $110,000 in provision for loan losses, an increase of $109,000 in income tax expense and a decrease of $29,000 in noninterest income.

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

On a tax equivalent basis, net interest margin, expressed as a percentage of average earning assets, was 4.63% for the three-month period ended June 30, 2014 compared to 4.70% for the same period in 2013. Net interest spread, which is the average yield on interest earning assets minus the average rate paid on interest-bearing liabilities, was 4.56% and 4.60% for the three months ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014, the Corporation’s net interest margin was 4.60%, compared to 4.59% for the same period in 2013. The Corporation’s net interest margin remained relatively stable between periods primarily due to an increase in average loan balances as well as lower average rates paid on deposits.

Net interest income on a tax equivalent basis for the three months ended June 30, 2014 was $3,397,000, an increase of $118,000 or 3.6% compared to $3,279,000 for the same period in 2013. Net interest income for the six months ended June 30, 2014 was $6,719,000, an increase of $351,000 or 5.5% compared to $6,368,000 for the same period in 2013. The increase for both the three and six-month periods was largely due to an increase of approximately $25,000,000 in average loan balances. Interest income generated by the increase in loan volume between periods more than offset the loss of income due to lower interest rates.

Interest and fee income, on a fully taxable equivalent basis totaled $3,612,000 for the three-month period ended June 30, 2014, an increase of $26,000 or 0.7% from $3,586,000 for same period in 2013. Average net loans, representing 91.34% and 87.06% of average earning assets at June 30, 2014 and 2013, respectively, increased 10.3% or $25,070,000, while the average tax equivalent yield earned decreased 39 basis points. The decline in interest income on loans was largely due to the downward re-pricing of variable rate loans. Average federal funds sold, representing 3.46% and 6.70% of average earning assets at June 30, 2014 and 2013, respectively, decreased 45.7% or $8,575,000, while the average yield earned decreased 2 basis points. Average investment securities, representing 5.21% and 6.24% of average earning assets at June 30, 2014 and 2013, respectively, decreased 12.3% or $2,151,000, while the average tax equivalent yield earned decreased 58 basis points.

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

TABLE 1 YIELD ANALYSIS

For the three-month period ended June 30, 2014 and 2013.

(Dollar amounts in thousands)

	Three Months Ended June 30,
	2014			2013
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	balance	Expense	Rate	balance	Expense	Rate
Federal funds sold	$10,176	$6	0.24%	$18,751	$12	0.26%
Investment securities:
Taxable securities (1)	7,108	53	2.99	7,559	61	3.24
Tax-exempt securities (1)	8,213	123	6.01	9,913	165	6.68
Loans (2) (3)	268,808	3,430	5.12	243,738	3,348	5.51
Earning assets	294,305	3,612	4.92%	279,961	3,586	5.14%
Other assets	23,736			23,421
Total assets	$318,041			$303,382

Interest-bearing demand deposits	$122,743	$24	0.08%	$120,949	$23	0.08%
Savings deposits	26,186	2	0.03	23,605	2	0.03
Time deposits	87,790	178	0.81	79,406	272	1.37
Borrowed funds	2,759	11	1.60	2,017	10	1.99
Interest-bearing liabilities	239,478	215	0.36%	225,977	307	0.54%
Noninterest-bearing demand deposits	44,367			45,618
Other liabilities	1,443			1,446
Shareholders’ equity	32,753			30,341
Total liabilities and shareholders’ equity	$318,041			$303,382

Net interest income		$3,397			$3,279

Interest rate spread			4.56%			4.60%
Net interest margin (4)			4.63%			4.70%

(1)	Average yields on all securities have been computed based on amortized cost. Income on tax-exempt securities has been computed on a taxable-equivalent basis using a 34% federal tax rate and a 20% disallowance of interest expense deductibility under TEFRA rules. The amount of such adjustment was $43,000 and $70,000 for the three-month period ended June 30, 2014 and 2013, respectively.
(2)	Average balance is net of deferred loan fees of $559,000 and $447,000 for the three months ended June 30, 2014 and 2013, respectively.
(3)	Interest income includes loan fees of $141,000 and $160,000 for the three-month period ended June 30, 2014 and 2013, respectively, as well as $65,000 and $67,000 of deferred dealer reserve expense for the same years.
(4)	Net interest margin is the ratio of annualized tax equivalent net interest income to average earning assets.
(5)	Average loan balances include nonaccruing loans.

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

TABLE 2 YIELD ANALYSIS

For the six-month period ended June 30, 2014 and 2013.

(Dollar amounts in thousands)

	Six Months Ended June 30,
	2014			2013
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	balance	Expense	Rate	balance	Expense	Rate
Federal funds sold	$12,700	$15	0.24%	$21,430	$25	0.24%
Investment securities:
Taxable securities (1)	7,204	106	2.97	7,088	124	3.53
Tax-exempt securities (1)	8,288	247	6.01	9,993	332	6.70
Loans (2) (3)	266,119	6,789	5.14	241,014	6,533	5.47
Earning assets	294,311	7,157	4.90%	279,525	7,014	5.06%
Other assets	23,691			23,661
Total assets	$318,002			$303,186

Interest-bearing demand deposits	$122,924	$48	0.08%	$119,873	$51	0.09%
Savings deposits	25,705	4	0.03	23,117	4	0.03
Time deposits	87,604	366	0.84	80,806	571	1.42
Borrowed funds	2,324	20	1.74	1,965	20	2.05
Interest-bearing liabilities	238,557	438	0.37%	225,761	646	0.58%
Noninterest-bearing demand deposits	45,518			45,758
Other liabilities	1,448			1,580
Shareholders’ equity	32,479			30,087
Total liabilities and shareholders’ equity	$318,002			$303,186

Net interest income		$6,719			$6,368

Interest rate spread			4.53%			4.48%
Net interest margin (4)			4.60%			4.59%

(1)	Average yields on all securities have been computed based on amortized cost. Income on tax-exempt securities has been computed on a taxable-equivalent basis using a 34% federal tax rate and a 20% disallowance of interest expense deductibility under TEFRA rules. The amount of such adjustment was $86,000 and $142,000 for the six-month period ended June 30, 2014 and 2013, respectively.
(2)	Average balance is net of deferred loan fees of $550,000 and $442,000 for the six months ended June 30, 2014 and 2013, respectively.
(3)	Interest income includes loan fees of $242,000 and $274,000 for the six-month period ended June 30, 2014 and 2013, respectively, as well as $112,000 and $121,000 of deferred dealer reserve expense for the same years.
(4)	Net interest margin is the ratio of annualized tax equivalent net interest income to average earning assets.
(5)	Average loan balances include nonaccruing loans.

35.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest and fee income, on a fully taxable equivalent basis was $7,157,000 for the six months ended June 30, 2014, an increase of $143,000 or 2.0%, from $7,014,000 for the same period in 2013. Average net loans, representing 90.42% and 86.22%, of average earning assets at June 30, 2014 and 2013, respectively, increased $25,105,000 or 10.4%, while the average tax equivalent yield earned decreased 33 basis points, resulting from the downward re-pricing of variable rate loans and new loans originating at lower market rates as well as maturities and repayments of loans with higher rates. Average fed funds sold, representing 4.32% and 7.67% of average earning assets at June 30, 2014 and 2013, respectively, decreased 40.7% or $8,730,000, with no change in the average yield earned between periods. Average investment securities, representing 5.26% and 6.11% of average earning assets at June 30, 2014 and 2013, respectively, decreased 9.3% or $1,589,000, while the average tax equivalent yield earned decreased 79 basis points.

Interest expense totaled $215,000 for the three months ended June 30, 2014, a decrease of $92,000 or 30.0% compared to $307,000 for the same period in 2013. Average interest-bearing demand deposits, representing 41.71% and 53.52% of average interest-bearing liabilities at June 30, 2014 and 2013, respectively, increased $1,794,000 or 1.5%, with no change in the average rate paid between periods. Average time deposits, representing 29.83% and 35.14% of average interest-bearing liabilities at June 30, 2014 and 2013, respectively, increased $8,384,000 or 10.6%, while the average rate paid decreased 56 basis points. The increase in average time deposits between periods was largely driven by an increase in CDARS. Average borrowings, representing 0.94% and 0.89% of average interest-bearing liabilities at June 30, 2014 and 2013, respectively, increased $742,000 or 36.8%, while the average rate paid decreased 39 basis points.

Interest expense totaled $438,000 for the six months ended June 30, 2014, a decrease of $208,000 or 32.2% compared to 646,000 for the same period in 2013. Average interest-bearing demand deposits, representing 51.53% and 53.10% of average interest-bearing liabilities at June 30, 2014 and 2013, respectively, increased $3,051,000 or 2.6%, while the average rate paid decreased one basis point. Average time deposits, representing 36.72% and 35.79% of average interest-bearing liabilities at June 30, 2014 and 2013, respectively, increased $6,798,000 or 8.4%, while the average rate paid decreased 58 basis points. Average borrowings, representing 0.97% and 0.87% of average interest-bearing liabilities at June 30, 2014 and 2013, respectively, increased $359,000 or 18.3%, while the average rate paid decreased 31 basis points. The decrease in interest expense between periods is in part due to a favorable shift in the deposit composition as well as maturing certificates of deposit repricing at lower rates.

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

The provision charged against income for the three and six months ended June 30, 2014 was $110,000 and $261,000, respectively, compared to $129,000 and $151,000 for the same periods in 2013. The increase in the provision for loan losses between periods reflects the impact of higher levels of loan charge-offs in 2014 along with higher levels of recoveries in 2013. Total charge-offs for the six months ended June 30, 2014 and 2013 was $285,000 and $91,000, respectively, offset with total recoveries of $35,000 and $66,000 for the same periods. At June 30, 2014 the allowance for loan losses totaled $4,354,000 or 1.58% of total loans. Management considers the allowance for loan losses at June 30, 2014 adequate to cover loan losses based on its assessment of various factors affecting the loan portfolio, including the level of problem loans, overall delinquencies, business conditions, estimated collateral values and loss experience. A decline in local and national economic conditions, or other factors, could result in a material increase in the allowance for loan losses which could adversely affect the Corporation’s financial condition and results of operations. Further information relating to factors affecting the allowance for loan losses is discussed under Financial Condition.

36.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest income consists primarily of fees and commissions earned on services that are provided to the Corporation’s banking customers, income generated from the leasing of office space, third-party mortgage referral fee income and to a lesser extent, net gains and losses on sales of OREO and other repossessed assets and other miscellaneous income. Noninterest income for the three and six months ended June 30, 2014 was $513,000 and $1,059,000, respectively compared to $543,000 and $1,088,000 for the three and six months ended June 30, 2013. Following are some of the more significant factors affecting noninterest income in 2014:

•	A decrease of $6,000 and $10,000 in overdraft charges for the three and six-month periods, respectively, primarily due to a decline in the volume of insufficient funds (“NSF”) activity.

•	An increase of $14,000 and $25,000 in service charges and fees on deposit accounts for the three and six-month periods, respectively, primarily reflecting an increase in minimum balance fees charged on deposit accounts.

•	A decrease of $4,000 and $27,000 in net gains on the sale of OREO and other repossessed assets, primarily reflecting net losses on OREO sales in 2014 compared to net gains on OREO sales in 2013.

•	A decrease of $27,000 and $52,000 in third-party mortgage referral fee income, due primarily to a decline in residential mortgage production.

•	A gain of $41,000 on the sale of a branch office in February 2014.

Noninterest expense consists primarily of personnel, occupancy, equipment and other expenses. Noninterest expense for the three and six months ended June 30, 2014 was $2,522,000 and $5,101,000, respectively, compared to $2,537,000 and $5,108,000 for the three and six months ended June 30, 2013. Following are some of the more significant factors affecting noninterest expense during 2014:

•	A decrease of $18,000 and $24,000 in salaries and employee benefits for the three and six-month periods, respectively, primarily due to annual merit increases, offset with decreases in hospitalization expense, travel expense, group life insurance and other personnel developmental expenses and offset by an increase in salary and bonus expense.

•	A decrease of $31,000 and $16,000 in premises and equipment expense for the three and six-month periods, respectively, largely due to a decline in depreciation expense as fixed assets became fully depreciated.

•	A decrease of $11,000 and $27,000 in software maintenance expense for the three and six-month periods, respectively.

•	An increase of $30,000 and $45,000 in other operating expense for the three and six-month periods, respectively, primarily reflecting increases in director compensation expense and director fees.

For the three and six months ended June 30, 2014, the Corporation generated income before taxes of $1,235,000 and $2,330,000, respectively, resulting in a tax provision of $370,000 and $706,000, compared to income before taxes of $1,086,000 and $2,055,000 resulting in a tax provision of $313,000 and $597,000 for the same periods in 2013. The Corporation’s effective tax rate for the three and six months ended June 30, 2014 was 29.96% and 30.30%, respectively, compared to 28.82% and 29.05% for the same periods in 2013. The difference between the Corporation’s effective tax rate and the statutory rate is primarily attributable to the Corporation’s tax-exempt income. Tax-exempt income includes income earned on certain state and political subdivisions securities that qualify for state and/or federal income tax exemption and the Corporation’s earnings on Bank-owned life insurance policies, which are exempt from federal taxation.

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

The Corporation’s liquidity ratio at June 30, 2014 was 6.14% compared to 6.39% at year-end 2013. Another measure of liquidity is the relationship of net loans to deposits and borrowed funds with lower ratios indicating greater liquidity. At June 30, 2014, the ratio of net loans to deposits and borrowed funds was 92.77% compared to 93.24% at December 31, 2013. Management believes its sources of liquidity are adequate to meet the needs of the Corporation.

As presented in the accompanying unaudited Consolidated Statements of Cash Flows, the sources of liquidity vary between periods. The Corporation’s cash and cash equivalents totaled $20,527,000 at June 30, 2014, compared to $13,989,000 at June 30, 2013. The primary sources of funds during the first six months of 2014 included $7,000,000 in Federal Home Loan Bank advances, $2,842,000 increase in net deposits, $1,671,000 in net cash provided by operating activities and $877,000 in pay downs and maturities of investment securities. The primary uses of funds during the six months ended June 30, 2014 included $7,513,000 in net loans, the repayment of $1,757,000 in federal funds purchased and $391,000 in cash dividends.

The primary sources of funds during the six months ended June 30, 2013 included $2,066,000 in net cash provided by operating activities, $1,472,000 in federal funds purchased and $947,000 in pay downs and maturities of investment securities. The primary uses of funds during the six months ended June 30, 2013 included $6,589,000 in net loans, $4,514,000 in deposit withdrawals, $2,000,000 in security investment purchases and $328,000 in cash dividends.

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

38.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Bank’s leverage and risk-based capital ratios at June 30, 2014 were 10.0% and 12.7%, respectively, compared to leverage and risk-based capital ratios of 9.8% and 12.6% at year-end 2013. The Bank exceeded minimum regulatory requirements to be considered well capitalized for both periods. Should it become necessary to raise capital to expand the activities of the Corporation, there are sufficient un-issued shares to effect a merger, or solicit new investors.

TABLE 3 CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Corporation has certain obligations and commitments to make future payments under contract. The following table presents the Corporation’s contractual obligations and commitments (in thousands) at June 30, 2014:

Contractual Obligations

	Payments Due by Period
		Less Than			After
	Total	One Year	1-3 Years	3-5 Years	5 Years
Time deposits and certificates of deposit	$88,438	$41,097	$33,494	$11,805	$2,042
Borrowed funds	8,751	7,000	0	0	1,751
Total contractual obligations	$97,189	$48,097	$33,494	$11,805	$3,793

Other Commitments

	Amount of Commitment – Expiration by Period
		Less Than			After
	Total	One Year	1-3 Years	3-5 Years	5 Years
Commitments to extend commercial credit	$32,531	$15,337	$3,715	$1,534	$11,945
Commitments to extend consumer credit	11,835	1,264	3,486	4,178	2,907
Standby letters of credit	88	53	35	0	0
Total other commitments	$44,454	$16,654	$7,236	$5,712	$14,852

Other obligations and commitments which are not included above include the deferred compensation plan, index plan reserve and split dollar life insurance. The timing of payments for these plans is unknown. See Note 1 of the 2013 Annual Report for additional details.

Items listed under “Contractual Obligations” represent standard bank financing activity under normal terms and practices. Such funds normally rollover or are replaced by like items depending on the then-current financing needs. Items shown under “Other Commitments” also represent standard bank activity, but for extending credit to bank customers. Commercial credits generally represent lines of credit or approved loans with drawable funds still available under the contract terms. On an on-going basis, approximately half of these amounts are expected to be drawn. Consumer credits generally represent amounts drawable under revolving home equity lines or credit card programs. Such amounts are usually deemed less likely to be drawn upon in total as consumers tend not to draw down all amounts on such lines. Utilization rates tend to be fairly constant over time. Standby letters of credit represent guarantees to finance specific projects whose primary source of financing comes from other sources. In the unlikely event of the other source’s failure to provide sufficient financing, the bank would be called upon to fill the need. The Corporation is also continually engaged in the process of approving new loans in a bidding competition with other banks. Management and Board committees approve the terms of these potential new loans with conditions and/or counter terms made to the applicant customers. Customers may accept the terms, make a counter proposal, or accept terms from a competitor. These loans are not yet under contract, but offers have been tendered, and would be required to be funded if accepted. Such agreements represent approximately $16,312,000 at June 30, 2014 in varying maturity terms.

39.

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

The two primary methods to monitor and manage interest rate risk are rate-sensitivity gap analysis and review of the effects of various interest rate shock scenarios. Based upon ALCO’s review, there has been no significant change in the interest rate risk of the Corporation since year-end 2013. (See Quantitative and Qualitative Disclosures about Market Risk in the Annual Report to Shareholders for the year ended December 31, 2013)

Item 4. Controls and Procedures

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

There was no change in the Corporation’s internal control over financial reporting that occurred during the Corporation’s fiscal quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

40.

COMMERCIAL BANCSHARES, INC.
FORM 10-Q
Quarter ended June 30, 2014
PART II – OTHER INFORMATION

Item 1	Legal Proceedings

There are no matters required to be reported under this item.

Item 1A	Risk Factors

There have been no material changes from risk factors as previously disclosed in Part 1, Item 1.A. of Commercial Bancshares, Inc.’s 10-K filed on March 17, 2014.

Item 2	Unregistered Sales of Securities and Use of Proceeds

For the three months ended June 30, 2014, the Corporation purchased 1,263 shares totaling $30,400, to fund acquisitions made by participating directors under the Commercial Savings Bank Deferred Compensation Plan, a nonqualified deferred compensation plan. Shares are purchased on the open market and are credited to the respective accounts of the deferred compensation plan participants. In addition to open market purchases, during the three months ended June 30, 2014, a total of 2,402 shares were issued from treasury to the Plan to fund participant acquisitions at a cost of $51,139. None of the acquisitions by plan participants were registered with the Securities and Exchange Commission, but were made in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933.

The following table reflects shares repurchased by the Corporation during the second quarter, ended June 30, 2014, including any shares purchased as part of a repurchase program approved by the Corporation’s Board of Directors in June 2009. The stock repurchase program, which was not publicly announced, allows the Corporation to annually purchase up to 2% of the number of common shares outstanding as of the authorization date. The maximum number of shares which the Corporation may repurchase on a weekly basis under the program is capped at 290 shares. The repurchase program has no formal expiration date, but the Board of Directors is required to review the authorization no less than annually.

				Maximum Number
			Total Number of	(or Approximate
			Shares	Dollar Value)
	Total		Purchased as	of Shares that May
	Number	Average	Part of Publicly	Yet be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs
04/01/14 – 04/30/14	2,402	$21.29	0	23,548
05/01/14 – 05/31/14	263	$24.32	0	23,548
06/01/14 – 06/30/14	1,000	$24.00	0	23,548
Total	3,665	$22.25	0	23,548

Item 3	Defaults upon Senior Securities

There are no matters required to be reported under this item.

Item 4	Mine Safety Disclosures

Not applicable

Item 5	Other Information

There are no matters required to be reported under this item.

41.

COMMERCIAL BANCSHARES, INC.
FORM 10-Q
Quarter ended June 30, 2014
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

42.

COMMERCIAL BANCSHARES, INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL BANCSHARES, INC.
(Registrant)

Date:	August 13, 2014	/s/ Robert E. Beach
(Signature)
Robert E. Beach
President and Chief Executive Officer

Date:	August 13, 2014	/s/ Scott A. Oboy
(Signature)
Scott A. Oboy
Executive Vice President and Chief Financial Officer

43.