Form 10-Q
period 2014-09-30
COMMERCIAL BANCSHARES INC \OH\
filed 2014-11-13
CIK 1009976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2014. Commission File Number 000-27894

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

if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒          No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒          No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐          No ☒

As of November 13, 2014, the latest practicable date, there were 1,190,418 outstanding of the registrant’s common stock, no par value.

COMMERCIAL BANCSHARES, INC.

COMMERCIAL BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

	(Unaudited)
	September 30,	December 31,
	2014	2013
ASSETS
Cash and cash equivalents	$6,129	$4,908
Federal funds sold	10,014	13,211
Cash equivalents and federal funds sold	16,143	18,119

Securities available for sale	12,300	13,941
Other investment securities	2,209	2,259
Total loans	278,668	269,968
Allowance for loan losses	(4,364)	(4,343)
Loans, net	274,304	265,625
Premises and equipment, net	7,322	7,139
Accrued interest receivable	1,408	1,198
Bank-owned life insurance	8,849	8,670
Other assets	2,461	1,047
Total assets	$324,996	$317,998

LIABILITIES
Deposits
Noninterest-bearing demand	$42,746	$48,935
Interest-bearing demand	118,658	120,262
Savings and time deposits	75,071	76,008
Time deposits $100,000 and greater	47,986	36,103
Total deposits	284,461	281,308
Federal funds purchased	0	1,757
FHLB advances	5,221	1,808
Accrued interest payable	69	56
Other liabilities	1,664	1,481
Total liabilities	291,415	286,410

SHAREHOLDERS' EQUITY
Common stock, no par value; 4,000,000 shares authorized,
1,190,588 shares issued and 1,190,418 outstanding in 2014
1,186,638 shares issued and 1,181,068 outstanding in 2013	12,074	11,878
Retained earnings	22,400	20,586
Unearned compensation	(191)	(159)
Deferred compensation plan shares; at cost
53,700 shares in 2014 and 50,777 shares in 2013	(982)	(910)
Treasury stock; 170 shares in 2014 and 5,570 shares in 2013	(4)	(152)
Accumulated other comprehensive income	284	345
Total shareholders' equity	33,581	31,588
Total liabilities and shareholders' equity	$324,996	$317,998

See notes to the consolidated financial statements.

COMMERCIAL BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollar amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Interest income
Interest and fees on loans	$3,577	$3,397	$10,363	$9,924
Interest on investment securities:
Taxable	51	59	158	183
Tax-exempt	80	98	244	294
Federal funds sold	7	6	22	32
Total interest income	3,715	3,560	10,787	10,433
Interest expense
Interest on deposits	203	269	621	894
Interest on borrowings	12	12	33	33
Total interest expense	215	281	654	927
Net interest income	3,500	3,279	10,133	9,506
Provision for loan losses	26	138	287	289

Net interest income after
provision for loan losses	3,474	3,141	9,846	9,217

Noninterest income
Service fees and overdraft charges	378	377	1,113	1,083
Gain on sale of bank premises and equipment	0	0	42	0
Other income	161	159	460	529
Total noninterest income	539	536	1,615	1,612

Noninterest expense
Salaries and employee benefits	1,535	1,431	4,373	4,292
Premises and equipment	293	312	921	956
Miscellaneous loan expense	172	61	281	176
Professional fees	103	112	307	313
Data processing	48	56	141	147
Software maintenance	104	94	306	323
Advertising and promotional	68	76	182	188
FDIC deposit insurance	57	68	185	205
Franchise tax	87	33	290	213
Loss on repossessed asset sales, net	7	12	24	1
Other operating expense	310	301	892	839
Total noninterest expense	2,784	2,556	7,902	7,653

Income before income taxes	1,229	1,121	3,559	3,176
Income tax expense	370	329	1,076	926

Net income	$859	$792	$2,483	$2,250

Basic earnings per common share	$0.72	$0.67	$2.10	$1.92
Diluted earnings per common share	$0.71	$0.66	$2.06	$1.90

See notes to the consolidated financial statements.

COMMERCIAL BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollar amounts in thousands)

	Three Months Ended
	September 30,
	2014	2013
Net Income	$859	$792
Unrealized holding gain (loss) on securities:
Net securities loss during period	(55)	(76)
Tax effect	(19)	(26)
Other comprehensive loss, net of tax	(36)	(50)
Comprehensive income, net of tax	$823	742

	Nine Months Ended
	September 30,
	2014	2013
Net Income	$2,483	$2,250
Unrealized holding gain (loss) on securities:
Net securities loss during period	(93)	(461)
Tax effect	(32)	(157)
Other comprehensive loss, net of tax	(61)	(304)
Comprehensive income, net of tax	$2,422	1,946

See notes to the consolidated financial statements.

COMMERCIAL BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollar amounts in thousands, except per share data)

	Nine Months Ended
	September 30,
	2014	2013
Balance at beginning of period	$31,588	$29,388
Net income	2,483	2,250
Other comprehensive loss	(61)	(304)
Stock-based compensation	93	64
Issuance of treasury stock under stock option plans	33	12
Deferred compensation plan activity	62	65
Cash dividends ($0.520 per share in 2014 and $0.445 in 2013)	(617)	(523)
Balance at end of period	$33,581	30,952

See notes to the consolidated financial statements.

COMMERCIAL BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
	($ in thousands)

Cash flows from operating activities
Net income	$2,483	$2,250
Adjustments	311	609
Net cash from operating activities	2,794	2,859

Cash flows from investing activities
Securities available for sale:
Purchases	0	(2,000)
Maturities, calls and repayments	1,531	1,282
Net change in loans	(10,086)	(12,407)
Proceeds from sale of OREO and other repossessed assets	104	273
Proceeds from the disposition of premises and equipment	93	2
Bank premises and equipment expenditures	(699)	(191)
Net cash used in investing activities	(9,057)	(13,041)

Cash flows from financing activities
Net change in deposits	3,153	(366)
Decrease in federal funds purchased	(1,757)	0
FHLB advances	7,000	9,000
Repayment of FHLB advances	(3,587)	(3,085)
Cash dividends paid	(617)	(523)
Issuance of treasury stock under stock option plans	33	12
Deferred compensation plan activity	62	65
Net cash provided by financing activities	4,287	5,103

Net change in cash equivalents and federal funds sold	(1,976)	(5,079)

Cash equivalents and federal funds sold at beginning of period	18,119	22,904

Cash equivalents and federal funds sold at end of period	$16,143	$17,825

Supplemental disclosures
Cash paid for interest	$641	$946
Cash paid for income taxes	1,200	1,020
Non-cash transfer of loans to foreclosed/repossessed assets	1,199	160

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

The condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the Corporation’s financial position at September 30, 2014, and the results of operations and changes in cash flows for the periods presented have been made.

Certain information and footnote disclosures typically included in financial statements prepared in accordance with U.S. generally accepted principles have been omitted. The Annual Report for the year ended December 31, 2013, contains consolidated financial statements and related footnote disclosures, which should be read in conjunction with the accompanying consolidated financial statements. The results of operations for the nine months ended September 30, 2014 are not necessarily indicative of the operating results for the full year or any future interim period.

NOTE 2 EARNINGS PER SHARE

Weighted average shares used in determining basic and diluted earnings per share for the three months ended September 30, 2014 and 2013.

	2014	2013

Weighted average shares outstanding during the period	1,187,978	1,177,864
Dilutive effect of stock options	20,970	14,190
Weighted average shares considering dilutive effect	1,208,948	1,192,054

Anti-dilutive stock options not considered in computing diluted earnings per share	1,000	1,000

Weighted average shares used in determining basic and diluted earnings per share for the nine months ended September 30, 2014 and 2013.

	2014	2013

Weighted average shares outstanding during the period	1,184,703	1,173,259
Dilutive effect of stock options	18,569	13,145
Weighted average shares considering dilutive effect	1,203,272	1,186,404

Anti-dilutive stock options not considered in computing diluted earnings per share	12,000	10,950

COMMERCIAL BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 INVESTMENT SECURITIES

The amortized cost and estimated fair value of securities available for sale at the dates indicated are presented in the following table.

	September 30, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollar amounts in thousands)	Cost	Gains	Losses	Value
U.S. Government Agency securities	$2,000	$0	$(39)	$1,961
State and political subdivisions	7,355	298	(2)	7,651
Mortgage-backed securities	2,515	173	0	2,688
Total securities available for sale	$11,870	$471	(41)	12,300

	December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollar amounts in thousands)	Cost	Gains	Losses	Value
U.S. Government Agency securities	$2,000	$0	$(60)	$1,940
State and political subdivisions	8,424	395	0	8,819
Mortgage-backed securities	2,994	188	0	3,182
Total securities available for sale	$13,418	$583	(60)	13,941

The estimated fair values of investment securities at September 30, 2014, by contractual maturity are shown below. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value
Due less than one year	$1,286	$1,314
Due after one year through five years	5,852	6,025
Due after five years through ten years	2,217	2,273
Due after ten years	0	0
Mortgage-backed securities	2,515	2,688
Total securities available for sale	$11,870	$12,300

At September 30, 2014 and December 31, 2013, securities with a carrying value of $9,838,000 and $10,371,000, respectively, were pledged to secure public deposits and other deposits and liabilities as required or permitted by law.

Gross unrealized losses on securities and the estimated fair value of the related securities aggregated by security category and length of time the individual securities have been in continuous loss positions at September 30, 2014 and December 31, 2013.

(Dollar amounts in thousands)	Less Than Twelve Months		More Than Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
September 30, 2014	Losses	Value	Losses	Value
U.S. Government Agency securities	$0	$0	$(39)	$1,961
State and political subdivisions	(2)	201	0	0
Mortgage-backed securities	0	0	0	0
Total available for sale	$(2)	$201	$(39)	$1,961

COMMERCIAL BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands)	Less Than Twelve Months		More Than Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
December 31, 2013	Losses	Value	Losses	Value
U.S. Government Agency securities	$(60)	$1,940	$0	$0
State and political subdivisions	0	0	0	0
Mortgage-backed securities	0	0	0	0
Total available for sale	$(60)	$1,940	$0	$0

At September 30, 2014 the Corporation held one security with an estimated fair value of $1,961,000 and an unrealized loss of $39,000 in a continuous unrealized loss position for more than twelve months and one security with an estimated fair value of $201,000 with an unrealized loss of $2,000 in a continuous loss position for less than 12 months. At December 31, 2013, there were no securities in a continuous loss position for more than twelve months and one security with an estimated fair value of $1,940,000 and an unrealized loss of $60,000 in a continuous loss position for less than twelve months.

The unrealized losses that exist are primarily due to the changes in market interest rates subsequent to purchase. The Corporation does not consider these investments to be other than temporarily impaired at September 30, 2014 and December 31, 2013 since the decline in market value is primarily attributable to changes in interest rates and not credit quality. In addition, the Corporation does not intend to sell and does not believe that it is more likely than not that the Corporation will be required to sell these investments until there is a full recovery of the unrealized loss, which may be at maturity. As a result, management does not believe that the investment securities in an unrealized loss position at September 30, 2014, represent an other-than-temporary impairment.

Other investment securities are carried at cost and consist principally of stock in the Federal Home Loan Bank of Cincinnati.

NOTE 4 ALLOWANCE FOR LOAN LOSSES

The following tables provide information on the activity in the allowance for loan losses by portfolio segment for the periods indicated.

	Commercial	Real Estate	Consumer	Total
	(Dollar amounts in thousands)
For the Three Months Ended September 30, 2014
Beginning balance – July 1, 2014	$3,548	$261	$545	$4,354
Charge-offs	(6)	(31)	(2)	(39)
Recoveries	11	8	4	23
Net	5	(23)	2	(16)
Provision	(5)	31	0	26
Ending Balance – September 30, 2014	$3,548	$269	$547	$4,364

	Commercial	Real Estate	Consumer	Total
	(Dollar amounts in thousands)
For the Three Months Ended September 30, 2013
Beginning balance – July 1, 2013	$3,279	$285	$603	$4,167
Charge-offs	0	0	(62)	(62)
Recoveries	10	0	15	25
Net	10	0	(47)	(37)
Provision	84	0	54	138
Ending Balance – September 30, 2013	$3,373	$285	$610	$4,268

COMMERCIAL BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Commercial	Real Estate	Consumer	Total
	(Dollar amounts in thousands)
For the Nine Months Ended September 30, 2014
Beginning balance – January 1, 2014	$3,517	$235	$591	$4,343
Charge-offs	(219)	(31)	(75)	(325)
Recoveries	26	8	25	59
Net	(193)	(23)	(50)	(266)
Provision	224	57	6	287
Ending Balance – September 30, 2014	$3,548	$269	$547	$4,364

	Commercial	Real Estate	Consumer	Total
	(Dollar amounts in thousands)
For the Nine Months Ended September 30, 2013
Beginning balance – January 1, 2013	$3,175	$284	$582	$4,041
Charge-offs	(4)	(19)	(130)	(153)
Recoveries	40	8	43	91
Net	36	(11)	(87)	(62)
Provision	162	12	115	289
Ending Balance – September 30, 2013	$3,373	$285	$610	$4,268

The following table presents the allocation of the allowance for loan losses and the recorded investment in loans (in thousands) by portfolio segment at September 30, 2014 and 2013.

	Collectively Evaluated		Individually Evaluated		Total
	Allowance	Recorded	Allowance	Recorded	Allowance	Recorded
	for loan	investment	for loan	investment	for loan	investment
	losses	in loans	losses	in loans	losses	in loans
September 30, 2014
Commercial	$3,074	$215,900	$474	$9,068	$3,548	$224,968
Real estate	269	21,531	0	0	269	21,531
Consumer	547	32,169	0	0	547	32,169
Total	$3,890	$269,600	$474	$9,068	$4,364	$278,668

September 30, 2013
Commercial	$2,831	$195,623	$542	$10,175	$3,373	$205,798
Real estate	285	18,110	0	0	285	18,110
Consumer	610	35,656	0	0	610	35,656
Total	$3,726	$249,389	$542	$10,175	$4,268	$259,564

COMMERCIAL BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 CREDIT QUALITY INDICATORS

As part of its monitoring process, the Corporation categorizes loans when the loan is initially under written into risk categories based on relevant information about the ability of borrowers to service their debt. The assessment considers numerous factors including, but not limited to, current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. Loans are graded on a scale of 1 through 9, with a grade of 5 or below classified as “Pass” rated credits. Following is a description of the general characteristics of risk grades 6 through 9:

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

The following tables present the risk category of loans by class of loans based on the most recent analysis performed at September 30, 2014 and December 31, 2013.

Commercial Credit Exposure (dollar amounts in thousands)

Credit risk profile by credit worthiness category

					Commercial		Commercial
	Commercial		Commercial		Real Estate		Real Estate		Total
Credit	Operating		Agricultural		1-4 Family		Other		Commercial
Grade	09/30/14	12/31/13	09/30/14	12/31/13	09/30/14	12/31/13	09/30/14	12/31/13	09/30/14	12/31/13
Pass	$27,893	$31,967	$44,031	$40,844	$40,369	$41,331	$102,528	$90,104	$214,821	$204,246
6	2,914	0	0	0	0	0	113	2,801	3,027	2,801
7	1,035	1,341	159	163	859	1,125	5,067	6,622	7,120	9,251
8	0	0	0	0	0	0	0	0	0	0
Total	$31,842	$33,308	$44,190	$41,007	$41,228	$42,456	$107,708	$99,527	$224,968	$216,298

COMMERCIAL BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Real Estate Credit Exposure (dollar amounts in thousands)

Credit risk by credit worthiness category

	Real Estate		Real Estate		Total
Credit	Construction		Other		Real Estate
Grade	09/30/14	12/31/13	09/30/14	12/31/13	09/30/14	12/31/13
Pass	$4,029	$3,246	$17,345	$14,445	$21,374	$17,691
6	0	0	138	142	138	142
7	0	130	19	843	19	973
8	0	0	0	0	0	0
Total	$4,029	$3,376	$17,502	$15,430	$21,531	$18,806

Consumer Credit Exposure (dollar amounts in thousands)

Credit risk by credit worthiness category

	Consumer		Consumer		Consumer		Total
Credit	Equity		Auto		Other		Consumer
Grade	09/30/14	12/31/13	09/30/14	12/31/13	09/30/14	12/31/13	09/30/14	12/31/13
Pass	$17,828	$18,304	$4,850	$5,175	$9,120	$10,848	$31,798	34,327
6	0	0	0	0	0	0	0	0
7	209	530	0	3	162	4	371	537
8	0	0	0	0	0	0	0	0
Total	$18,037	$18,834	$4,850	$5,178	$9,282	$10,852	$32,169	$34,864

NOTE 6 SUMMARY OF IMPAIRED LOANS

Loans evaluated for impairment include loans classified as troubled debt restructurings and non-performing multi-family, commercial and construction loans. The following tables set forth certain information regarding the Corporation’s impaired loans, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary at September 30, 2014 and December 31, 2013.

(Dollar amounts in thousands)		Unpaid
Recorded	Recorded	Principal	Related
September 30, 2014	Investment	Balance	Allowance
With no related allowance recorded:
Commercial operating	$0	$0	$0
Commercial real estate, 1-4 family	0	0	0
Commercial real estate, other	4,065	4,065	0
Subtotal	$4,065	$4,065	$0

With an allowance recorded:
Commercial operating	822	944	103
Commercial real estate, 1-4 family	1,632	1,632	136
Commercial real estate, other	2,549	2,549	235
Subtotal	$5,003	$5,125	474
Total	$9,068	$9,190	$474

COMMERCIAL BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Unpaid
	Recorded	Principal	Related
December 31, 2013	Investment	Balance	Allowance
With no related allowance recorded:
Commercial operating	$66	$66	$0
Commercial real estate, 1-4 family	54	54	0
Commercial real estate, other	6,876	6,876	0
Subtotal	$6,996	$6,996	$0

With an allowance recorded:
Commercial operating	967	967	111
Commercial real estate, 1-4 family	1,679	1,679	232
Commercial real estate, other	1,282	1,282	181
Subtotal	$3,928	$3,928	$524
Total	$10,924	$10,924	$524

Impaired loans with no related allowance recorded at September 30, 2014 was $4,065,000, a decrease of $2,931,000 or 41.9% from $6,996,000 at year-end 2013, while loans with a specified reserve increased 27.4% or $1,075,000. Total impaired loans decreased 17.0% to $9,068,000 at September 30, 2014 from $10,924,000 at December 31, 2013. The decrease in impaired loans is largely due to the transfer of one large commercial credit of approximately $1,101,000 to OREO. The specified reserve related to impaired loans totaled $474,000 at September 30, 2014 compared to $524,000 at December 31, 2013.

The following tables present the average recorded investment in impaired loans and the amount of interest income recognized on a cash basis for impaired loans after impairment by portfolio segment and class for the periods indicated. (All dollar amounts in thousands)

	No Related		With Related
	Allowance Recorded		Allowance Recorded		Total
	Average	Total Interest	Average	Total Interest	Average	Total Interest
Three Months Ended	Recorded	Income	Recorded	Income	Recorded	Income
September 30, 2014	Investment	Recognized	Investment	Recognized	Investment	Recognized
Commercial:
Operating	$0	$0	$823	$2	$823	$2
Real estate, 1-4 family	0	0	1,638	16	1,638	16
Real estate, other	4,068	69	2,547	23	6,615	92
Total	$4,068	$69	$5,008	$41	$9,076	$110

Three Months Ended
September 30, 2013
Commercial:
Operating	$133	$1	$850	$0	$983	$1
Real estate, 1-4 family	91	0	1,688	47	1,779	47
Real estate, other	6,236	40	1,191	0	7,427	40
Total	$6,460	$41	$3,729	$47	$10,189	$88

COMMERCIAL BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	No Related		With Related
	Allowance Recorded		Allowance Recorded		Total
	Average	Total Interest	Average	Total Interest	Average	Total Interest
Nine Months Ended	Recorded	Income	Recorded	Income	Recorded	Income
September 30, 2014	Investment	Recognized	Investment	Recognized	Investment	Recognized
Commercial:
Operating	$0	$0	$828	$6	$828	$6
Real estate, 1-4 family	0	0	1,654	50	1,654	50
Real estate, other	4,080	192	2,611	72	6,691	264
Total	$4,080	$192	$5,093	$128	$9,173	$320

Nine Months Ended
September 30, 2013
Commercial:
Operating	$134	$5	$862	$0	$996	$5
Real estate, 1-4 family	92	0	1,700	47	1,792	47
Real estate, other	6,303	86	1,208	0	7,511	86
Total	$6,529	$91	$3,770	$47	$10,299	$138

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

There have been no financing receivables modified as troubled debt restructurings during the three and nine months ended September 30, 2014. The following table summarizes information relative to loan modifications determined to be troubled debt restructurings during the three and nine months ended September 30, 2013.

		Outstanding	Unpaid
(Dollar amounts in thousands)	Number	Recorded	Principal
	of TDRs	Investment	Balance
Three Months Ended September 30, 2013
Commercial, operating	0	$0	$0
Commercial real estate, 1-4 family	0	0	0
Commercial real estate, other	1	2,192	2,192
Total	1	$2,192	$2,192

COMMERCIAL BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Outstanding	Unpaid
(Dollar amounts in thousands)	Number	Recorded	Principal
	of TDRs	Investment	Balance
Nine Months Ended September 30, 2013
Commercial, operating	0	$0	$0
Commercial real estate, 1-4 family	0	0	0
Commercial real estate, other	1	2,192	2,192
Total	1	$2,192	$2,192

One TDR, totaling $1,000,000, within the commercial real estate category, was transferred to OREO during the nine months ended September 30, 2014. The Bank accepted a deed-in-lieu of foreclosure and an agreement to sell the property at an amount that will be sufficient to pay the balance due. There are no commitments to lend additional funds to borrowers that are classified as troubled debt restructurings at September 30, 2014.

NOTE 8 AGE ANALYSIS OF PAST DUE FINANCING RECEIVABLES

The following table presents the aging of the recorded investment in loans by past due category and class of loans at September 30, 2014 and December 31, 2013 (dollar amounts in thousands).

							Recorded
	30-59	60-89	>90			Total	Investment
	Days	Days	Days	Total		Financing	> 90 Days
September 30, 2014	Past Due	Past Due	Past Due	Past Due	Current	Receivables	and Accruing
Commercial
Operating	$0	$0	$706	$706	$31,136	$31,842	$0
Agricultural	0	0	0	0	44,190	44,190	0
Real estate, 1-4 family	0	0	24	24	41,204	41,228	0
Real estate, other	0	0	1,104	1,104	106,604	107,708	0
Real estate
Construction	0	0	0	0	4,029	4,029	0
Other	23	0	0	23	17,479	17,502	0
Consumer
Equity	43	0	62	105	17,932	18,037	0
Auto	0	0	0	0	4,850	4,850	0
Other	0	4	8	12	9,270	9,282	0
Total	$66	$4	$1,904	$1,974	$276,694	$278,668	$0

							Recorded
	30-59	60-89	>90			Total	Investment
	Days	Days	Days	Total		Financing	> 90 Days
December 31, 2013	Past Due	Past Due	Past Due	Past Due	Current	Receivables	and Accruing
Commercial
Operating	$946	$0	$87	$1,033	$32,275	$33,308	$0
Agricultural	0	0	0	0	41,007	41,007	0
Real estate, 1-4 family	31	13	54	98	42,358	42,456	0
Real estate, other	60	0	1,121	1,181	98,346	99,527	0
Real estate
Construction	0	0	0	0	3,376	3,376	0
Other	24	0	130	154	15,276	15,430	0
Consumer
Equity	14	1	343	358	18,476	18,834	0
Auto	0	0	0	0	5,178	5,178	0
Other	60	4	0	64	10,788	10,852	0
Total	$1,135	$18	$1,735	$2,888	$267,080	$269,968	$0

COMMERCIAL BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 FINANCING RECEIVABLES ON NONACCRUAL STATUS

The following table summarizes loans (in thousands) on nonaccrual status by class at the dates indicated.

	September 30, 2014	December 31, 2013
Commercial operating	$706	$949
Commercial real estate, 1-4 family	213	278
Commercial real estate, other	1,138	1,286
Real estate, construction	0	0
Real estate, other	19	137
Consumer equity	78	358
Consumer auto	0	3
Consumer other	177	4
Total	$2,331	3,015

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

COMMERCIAL BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

A team of experienced fixed income evaluators and methodologists closely monitor the structured product markets, interest rate movements, new issue information and other pertinent data. Evaluations of tranches (volatile and non-volatile) are based on the interactive data model’s interpretation of accepted market modeling, trading and pricing conventions. The Interactive data model determines tranche evaluations in four steps:

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

COMMERCIAL BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information about the Corporation’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, and the valuation techniques used by the Corporation to determine those fair values.

	Quoted Prices in	Significant	Significant
(Dollar amounts in thousands)	Active Markets	Observable	Unobservable
	For Identical	Inputs	Inputs
September 30, 2014	Assets (Level 1)	(Level 2)	(Level 3)	Balance
Assets
U.S. Government Agency securities	$0	$1,961	$0	$1,961
State and political subdivisions	0	7,651	0	7,651
Mortgage-backed securities	0	2,688	0	2,688
Total Assets	$0	$12,300	$0	$12,300
Liabilities	$0	$0	$0	$0

	Quoted Prices in	Significant	Significant
(Dollar amounts in thousands)	Active Markets	Observable	Unobservable
	For Identical	Inputs	Inputs
December 31, 2013	Assets (Level 1)	(Level 2)	(Level 3)	Balance
Assets
U.S. Government Agency securities	$0	$1,940	$0	$1,940
State and political subdivisions	0	8,819	0	8,819
Mortgage-backed securities	0	3,182	0	3,182
Total Assets	$0	$13,941	$0	$13,941
Liabilities	$0	$0	$0	$0

Securities characterized as having Level 2 inputs generally consist of obligations of U.S. Government and federal agencies, government-sponsored organizations and obligations of state and political subdivisions. There were no transfers in or out of Levels 1 and 2 for the nine months ended September 30, 2014.

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

The following table presents financial assets and liabilities measured on a nonrecurring basis:

Fair Value Measurements at Reporting Date Using

	Balance at
(In thousands)	September 30, 2014	Level 1	Level 2	Level 3
Impaired loans	$9,068	$0	$0	$9,068
Real estate acquired through foreclosure	1,070	0	0	1,070

	Balance at
(In thousands)	December 31, 2013	Level 1	Level 2	Level 3
Impaired loans	$10,924	$0	$0	$10,924
Real estate acquired through foreclosure	20	0	0	20

COMMERCIAL BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Included in the impaired balance at September 30, 2014 were troubled debt restructured loans with a balance of $7,794,000 which have specified reserves of $435,000.

Other real estate owned, consisting of properties obtained through foreclosure or in satisfaction of loans, are initially recorded at the lower of the loan’s carrying amount or the fair value less costs to sell upon transfer of the loans to OREO. Subsequently, other real estate owned is carried at the lower of carrying value or fair value less costs to sell. Fair values are generally based on third party appraisals of the property and are classified within Level 3 of the fair value hierarchy. The appraisals are sometimes further discounted based on management’s expertise and knowledge of the customer and the customer’s business. Such discounts are typically significant unobservable inputs for determining fair value. In cases where the carrying amount exceeds the fair value, less costs to sell, a loss is recognized in noninterest expense. Additionally, any operating costs incurred after acquisition are also expensed.

The tables below present the estimated fair values of the Corporation’s financial instruments for the periods indicated.

			Quoted Prices	Significant
			In Active	Other	Significant
(Dollar amounts in thousands)			Markets for	Observable	Unobservable
	Carrying	Estimated	Identical Assets	Inputs	Inputs
September 30, 2014	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash equivalents and federal funds sold	$16,143	$16,143	$16,143	$0	$0
Securities available for sale	12,300	12,300	0	12,300	0
Other investment securities	2,209	2,209	0	0	2,209
Loans, net of allowance for loan loss	274,304	283,118	0	0	283,118
Accrued interest receivable	1,408	1,408	0	0	1,408

Financial Liabilities:
Noninterest-bearing deposits	$(42,746)	$(42,746)	$(42,746)	$0	$0
Interest-bearing deposits	(144,249)	(144,249)	0	(144,249)	0
Time deposits	(97,466)	(97,474)	0	(97,474)	0
FHLB advances	(5,221)	(5,067)	0	(5,067)	0
Accrued interest payable	(69)	(69)	0	0	(69)

COMMERCIAL BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Quoted Prices	Significant
			In Active	Other	Significant
(Dollar amounts in thousands)			Markets for	Observable	Unobservable
	Carrying	Estimated	Identical Assets	Inputs	Inputs
December 31, 2013	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash equivalents and federal funds sold	$18,119	$18,119	$18,119	$0	$0
Securities available for sale	13,941	13,941	0	13,941	0
Other investment securities	2,259	2,259	0	0	2,259
Loans, net of allowance for loan loss	265,625	268,060	0	0	268,060
Accrued interest receivable	1,198	1,198	0	0	1,198

Financial Liabilities:
Noninterest-bearing deposits	$(48,935)	$(48,935)	$(48,935)	$0	$0
Interest-bearing deposits	(144,733)	(144,733)	0	(144,733)	0
Time deposits	(87,640)	(85,771)	0	(85,771)	0
Federal funds purchased	(1,757)	(1,757)	0	(1,757)
FHLB advances	(1,808)	(1,477)	0	(1,477)	0
Accrued interest payable	(56)	(56)	0	0	(56)

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

The Corporation’s 2009 Incentive Stock Option Plan is a shareholder approved plan that permits the granting of stock options, restricted stock and certain other stock-based awards to selected key employees on a periodic basis at the discretion of the board. The plan authorizes the issuance of up to 150,000 shares of common stock of which 55,250 shares are available for issuance at September 30, 2014. Option awards are granted with an exercise price equal to the market price of the Corporation’s stock at the date of grant and have an expiration period of ten years.

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

The fair value of options granted in 2014 and 2013 was determined using the following weighted-average assumptions as of the date of grant.

	2014	2013
Dividend yield	3.15%	3.17%
Risk-free interest rate	2.04%	2.00%
Expected volatility	22.59%	23.00%
Weighted average expected life	8 years	8 years
Weighted average per share fair value of options	$4.11	$3.63

In the third quarter of 2014, 11,000 stock options were granted, subject to a three year vesting period with one third of the options vesting each year on the anniversary date of the grant.

Intrinsic value represents the amount by which the fair market value of the Corporation’s stock, $27.00 at September 30, 2014, exceeds the exercise price of the stock options. At September 30, 2014, the aggregate intrinsic value of stock options outstanding and exercisable was $634,000 and $530,000, respectively, compared to an aggregate intrinsic value of $382,000 and $317,000 at December 31, 2013.

COMMERCIAL BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes stock option activity for the nine months ended September 30, 2014.

		Weighted
	Number	Average
	Of	Exercise
Stock Options	Options	Price
Outstanding options at January 1, 2014	62,550	$16.63
Granted	11,000	24.47
Exercised	(2,575)	13.06
Forfeited	(600)	15.79
Expired	0	0.00
Outstanding options at September 30, 2014	70,375	$18.00
Exercisable at September 30, 2014	47,775	$15.91

The fair value of options granted is amortized as compensation expense, recognized on a straight-line basis over the vesting period of the respective stock option grant. Compensation expense related to employees is included in personnel expense while compensation expense related to directors is included in other operating expense. The Corporation recognized compensation expense of $10,000 and $28,000 for the three and nine months ended September 30, 2014, respectively, related to the vesting of nonrestricted stock options, compared to compensation expense of $8,000 and $25,000 for the same periods in 2013. At September 30, 2014, the Corporation had $77,000 of unrecognized compensation expense related to nonrestricted stock options. This remaining cost is expected to be recognized over a weighted average vesting period of approximately 26.7 months.

The following is a summary of outstanding and exercisable stock options at September 30, 2014.

	Number	Weighted Average		Number
	Of Shares	Remaining		Of Shares
Exercise Price	Outstanding	Contractual Life		Exercisable
$ 26.75	1,000	1.25	years	1,000
$ 12.30	13,250	4.87	years	13,250
$ 13.25	10,700	5.87	years	10,700
$ 17.40	9,800	6.87	years	9,800
$ 19.28	14,675	7.78	years	9,709
$ 21.35	9,950	8.86	years	3,316
$ 24.47	11,000	9.88	years	0
Total	70,375	7.20	years	47,775

The following table summarizes information about the Corporation’s nonvested stock option activity for the nine months ended September 30, 2014.

	Number	Weighted
	Of	Average
Nonvested Options	Options	Price
Nonvested options at January 1, 2014	23,349	$19.90
Granted	11,000	24.47
Vested	(11,649)	19.34
Forfeited	(100)	19.28
Nonvested options at September 30, 2014	22,600	$22.41

COMMERCIAL BANCSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the third quarter of 2014, the Corporation granted 3,950 shares of restricted stock awards with a total grant date fair value of $97,000. The fair value of restricted stock is equal to the fair market value of the Corporation’s common stock on the date of grant. Restricted stock awards are recorded as unearned compensation, a component of shareholders’ equity, and amortized to compensation expense over the vesting period. The Corporation recognized compensation expense of $23,000 and $65,000 for the three and nine months ended September 30, 2014, respectively, related to restricted stock grants compared to $17,000 and $40,000 for the same periods in 2013. At September 30, 2014, the Corporation had approximately $191,000 of unrecognized compensation expense related to restricted stock awards. This remaining cost is expected to be recognized over a weighted average vesting period of approximately 27.0 months.

The following table summarizes restricted stock activity for the nine months ended September 30, 2014.

		Weighted
	Nonvested	Average
	Number of	Grant Date
Restricted Stock	Shares	Shares
Nonvested balance at January 1, 2014	12,700	$19.83
Granted	3,950	24.47
Vested	(3,750)	17.40
Forfeited/expired	0	0.00
Nonvested balance at September 30, 2014	12,900	21.95

COMMERCIAL BANCSHARES, INC. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following review presents management’s discussion and analysis of the consolidated financial condition of Commercial Bancshares, Inc. and its wholly owned subsidiaries, Commercial Savings Bank and Commercial Financial and Insurance Agency, LTD at September 30, 2014, compared to December 31, 2013, and the consolidated results of operations for the three and nine-month periods ended September 30, 2014 compared to the same periods in 2013. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements and related footnotes.

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

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties. Forward-looking statements include statements with respect to the Corporation’s beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions and future performance, and involve known and unknown risks, uncertainties and other factors which may be beyond the Corporation’s control and which may cause the actual results, performances, achievements or financial condition of the Corporation to be materially different from future results, performance, achievements or financial condition expressed or implied by such forward-looking statements.

Forward-looking statements are based on various assumptions and may be identified by reference to a future period or periods, or by the use of forward-looking terminology such as “believe”, “estimate”, “anticipate”, “plan”, “intend”, or other similar terms or variations on those terms, or the future or conditional verbs such as “will”, “may”, “should” and “would”. These forward-looking statements may not be realized due to a variety of factors, including, without limitation, (i) the effects of future economic, business and market conditions and changes, (ii) governmental monetary and fiscal policies, (iii) changes in accounting policies, rules and practices, (iv) the risks of changes in interest rates on the levels, composition and costs of deposit, loan demand and the values and liquidity of loan collateral, securities and interest sensitive assets and liabilities, (v) changes in borrower credit risks and payment behaviors, (vi) the effects of competition from a wide variety of local, regional, national and other providers of financial services, (vii) the failure of assumptions and estimates underlying the establishment of reserves for possible loan losses and other estimates and (viii) changes in technology or products that may be more difficult, costly or less effective than anticipated.

CRITICAL ACCOUNTING POLICIES

The Corporation has established various accounting policies which govern the application of U.S. GAAP in the preparation of its financial statements. Certain accounting policies involve significant judgments and assumptions by management which has a material impact on the reported amount of assets, liabilities, capital, revenues and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying footnotes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates on the matters that are inherently uncertain. Because of the nature of the judgments and assumptions made by management, actual results could differ from estimates and have a material impact on the carrying value of assets, liabilities, capital or the results of operations of the Corporation.

COMMERCIAL BANCSHARES, INC. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Allowance for loan losses: The Corporation assesses the adequacy of its allowance for loan losses prior to the end of each calendar quarter. The level of the allowance is based upon management’s evaluation of the loan portfolio, past loan experience, current asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect a borrower’s ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan loss rates and other pertinent factors. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. Loans are charged off, in whole or in part, when management believes that the full collectability of the loan is unlikely. A loan may be partially charged off after a “confirming event” has occurred which serves to validate that full repayment pursuant to the terms of the loan agreement is unlikely.

The Corporation deems loans impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement. Collection of all amounts due according to the contractual term means that both the interest and principal payments of a loan will be collected as scheduled in the loan agreement. An impairment allowance is recognized if the fair value of the loan is less than the recorded investment in the loan. The impairment is recognized through the allowance. Loans that are impaired are recorded at the present value of expected future cash flows discounted at the loan’s effective interest rate, or if the loan is collateral dependent, impairment measurement is based on the fair value of the collateral, less estimated disposal costs. The level of the allowance is believed by management to be adequate to absorb probable losses inherent in the loan portfolio at the balance sheet date. The allowance is increased by provisions charged to expense and decreased by charge-offs, net of recoveries of amounts previously charged off.

Fair value estimates: Fair value is defined as the amount at which an asset or liability could be exchanged in a current transaction between willing, unrelated parties, other than in a forced or liquidation sale. Fair value is based on quoted market prices in an active market, or if market prices are not available, is estimated using models employing techniques such as matrix pricing or discounting expected cash flows. The significant assumptions used in the models, which include assumptions for interest rates, discount rates, prepayments and credit losses, are independently verified against observable market data where possible. Where observable market data is not available, the estimate of fair value becomes more subjective and involves a high degree of judgment. In this circumstance, fair value is estimated based on management’s judgment regarding the value that market participants would assign to the asset or liability. This valuation process takes into consideration factors such as illiquidity. Imprecision in estimating these factors can impact the amount recorded on the balance sheet for a particular asset or liability with related impacts to earnings or other comprehensive income. See Note 10 Fair Values and Measurements of Financial Instruments for a further discussion of fair value measurements.

OVERVIEW

Net income increased 10.4% to $2,483,000 for the nine months ended September 30, 2014 compared to $2,250,000 for the nine months ended September 30, 2013. Basic and diluted earnings per share for September 30, 2014 were $2.10 and $2.06, respectively, compared to $1.92 and $1.90 for the same period in 2013. The increase in net income for the nine months ended September 30, 2014 compared to the same period in 2013 can be largely attributed to an increase in net interest income, partially offset by increases in noninterest expense and income tax expense. Highlights for the nine months ended September 30, 2014:

•	Net loans totaled $274,304,000 at September 30, 2014, compared to $265,625,000 at year-end 2013, an increase of $8,679,000 or 3.3% with the growth predominantly in the commercial and agricultural loan portfolio.

•	Deposits totaled $284,461,000 at September 30, 2014, compared to $281,308,000 at year-end 2013, an increase of $3,153,000 or 1.1%, with the growth predominantly in large certificates of deposit balances, partially offset by a decrease in noninterest-bearing demand deposits.

COMMERCIAL BANCSHARES, INC. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•	The Corporation’s net interest margin, on a fully taxable equivalent basis, was 4.64% for the nine months ended September 30, 2014, compared to 4.62% for the nine months ended September 30, 2013.

•	The Corporation’s return on average equity and return on average assets for the nine months ended September 30, 2014 was 10.11% and 1.04%, respectively, compared to 9.91% and 0.99% for the same period in 2013.

•	The Corporation’s efficiency ratio, on a fully taxable equivalent basis, was 66.71% for the nine months ended September 30, 2014, compared to 67.88% for the same period in 2013. The efficiency ratio measures the amount of expense incurred to generate a dollar of revenue and is calculated by dividing noninterest expense by the sum of taxable equivalent net interest income before provision and other noninterest income, excluding net gains (losses) on sales of investment securities and net gains (losses) on sales of fixed assets.

•	The capital position of the Corporation remained strong with all regulatory capital ratios significantly exceeding the “well capitalized” thresholds established by regulators. The Corporation’s leverage and risk-based capital ratios at September 30, 2014 were 10.44% and 13.21%, respectively, compared to leverage and risk-based capital ratios of 10.13% and 12.96% at September 30, 2013.

FINANCIAL CONDITION

Total assets were $324,996,000 at September 30, 2014, compared to $317,998,000 as of December 31, 2013, an increase of 2.2% or $6,998,000, largely due to an increase in the loan portfolio and partially offset with decreases in cash equivalents and federal funds sold and investment securities. Total liabilities increased 1.8% or $5,005,000 to $291,415,000 as of September 30, 2014, compared to $286,410,000 at December 31, 2013. Shareholders’ equity increased 6.3% to $33,581,000 as of September 30, 2014, compared to $31,588,000 at December 31, 2013, primarily driven by an increase in retained earnings.

Cash equivalents and federal funds sold include working cash funds, due from banks, interest-bearing deposits in other financial institutions, items in process of collection and federal funds sold. The Bank is required to maintain average reserve balances with the Federal Reserve Bank based on average daily deposit balances and statutory reserve ratios prescribed by the type of deposit account. The average balance held in reserve for the nine months ended September 30, 2014 was $5,338,000, compared to $5,223,000 for the same period in 2013. At September 30, 2014, cash equivalents and federal funds sold totaled $16,143,000, representing a decrease of $1,976,000 or 10.9% from cash equivalents and federal funds sold of $18,119,000 at December 31, 2013.

Total investment securities, consisting of available for sale and other equity securities decreased 10.4% or $1,691,000 to $14,509,000 at September 30, 2014 from $16,200,000 at December 31, 2013. The decline in investment securities was predominantly due to the call of municipal securities totaling $1,057,000 as well as $474,000 in principal pay downs and prepayments of mortgage-backed securities. Securities available for sale are reported at fair value with unrealized holding gains and losses, based on the difference between amortized cost and fair value, reported net of deferred tax, as accumulated other comprehensive income (loss), a separate component of shareholders’ equity. Declines in the fair value of individual available for sale securities below their cost that are other-than temporary, result in write-downs of the individual securities to their fair values. Securities that are held as available for sale are used as part of the Corporation’s asset/liability management strategy. Securities that may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital and other similar factors are classified as available for sale.

At September 30, 2014, the investment portfolio consisted primarily of obligations of state and political subdivisions, mortgage-backed securities and U.S. Government Agency securities. To reduce the Corporation’s income tax burden, $7,651,000 or 52.73% of the Corporation’s investment portfolio as of September 30, 2014, was invested in tax-exempt obligations of state and political subdivisions, compared to $8,819,000 or 54.44% of available for sale securities as of December 31, 2013.

COMMERCIAL BANCSHARES, INC. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Loans, net of unearned income and deferred costs, totaled $278,668,000 at September 30, 2014, up $8,700,000 or 3.2% from $269,968,000 at December 31, 2013. The increase in loans was primarily due to an increase of $8,670,000 or 4.0% in the commercial and agricultural loan portfolio. Consumer real estate loans increased 14.5% or $2,725,000 while installment and home equity loans decreased $1,898,000 and $797,000, respectively.

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

The portion of the reserve representing specific allowances is derived by accumulating the specific allowances established on individually impaired loans that have significant conditions or circumstances that indicate that a loss may be probable. Specific reserves are calculated on individually impaired loans and are established based on the Corporation’s calculation of the probable losses inherent in an individual loan. For loans on which the Corporation has not elected to use the collateral value as a basis to establish the measure of impairment, the Corporation measures impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate. In determining the cash flows to be included in the discount calculation, the Corporation considers various factors that combined, are used to estimate the probability and severity of potential losses.

•	The borrower’s overall financial condition
•	Resources and payment record
•	Support available from financial guarantors

At September 30, 2014 the general reserve comprised 89% of the total allowance while the specified allowance accounted for 11% of the total allowance, compared to 88% and 12% at year-end 2013. The severity of estimated losses on impaired loans can differ substantially from actual losses. The general reserve is calculated in two parts based on an internal risk classification of loans within each portfolio segment. General reserves on loans considered to be “classified” under regulatory guidance are calculated separately from loans considered to be “pass” rated under the same guidance. This segregation allows the Corporation to monitor the reserves related to higher risk loans separate from the remainder of the portfolio in order to better manage risk and ensure the sufficiency of reserves.

The allowance for loan losses is established and maintained at a level management deems adequate to cover losses inherent in the loan portfolio as of the balance sheet date and is based on management’s evaluation of the risks in the loan portfolio and changes in the nature and volume of loan activity. The amount of the allowance is affected by: (i) loan charge-offs, which decreases the allowance; and (ii) recoveries on loans previously charged off, which increases the allowance; and (iii) the provision of possible loan losses charged to income, which increases the allowance. In determining the provision for possible loan losses, it is necessary for management to monitor fluctuations in the allowance resulting from actual charge-offs and recoveries and to periodically review the size and composition of the loan portfolio in light of current and anticipated economic conditions.

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

The allowance for loan losses totaled $4,364,000 at September 30, 2014, an increase of $21,000 or 0.5% compared to $4,343,000 at December 31, 2013. The ratio of annualized net charge-offs to average outstanding loans was 0.13% at September 30, 2014, up slightly from 0.09% at year-end 2013. The Corporation provided $26,000 and $287,000 to the allowance for loan losses for the three and nine months ended September 30, 2014, respectively, compared to $138,000 and $289,000 for the same periods in 2013. Net charge-offs totaled $16,000 and $266,000 for the three and nine month-periods ended September 30, 2014, respectively, compared to net charge-offs of $37,000 and $62,000 for the same periods last year.

COMMERCIAL BANCSHARES, INC. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Based upon its assessment of the loan portfolio, management adjusts the allowance for loan losses to an amount it believes to be appropriate to adequately cover probable losses in the loan portfolio. The Corporation’s allowance for loan losses to total loans was 1.57% at September 30, 2014, down slightly from 1.61% at December 31, 2013. Based upon the evaluation of the loan portfolio, management believes the allowance for loan losses to be adequate to absorb probable losses existing in the loan portfolio at September 30, 2014. While the Corporation’s policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are believed adequate by management and are reviewed from time to time by regulators, they are based on estimates and judgment and are therefore approximate and imprecise. Factors beyond management’s control, such as conditions in the local and national economy, local real estate market or particular industry conditions exist which may negatively and materially affect the Corporation’s asset quality and the adequacy of its allowance for loan losses and thus, the resulting provision for loan losses.

In addition, bank regulators, as an integral part of their supervisory functions, periodically review the Corporation’s loan portfolio and related allowance for loan losses. These regulatory agencies may require the Corporation to increase its provision for loan losses or to recognize further loan charge-offs based upon their judgments. An increase in the allowance for loan losses by these regulatory agencies could materially adversely affect the Corporation’s financial condition and results of operations.

Before loans are charged off, they typically go through a phase of non-performing status. Various stages exist when dealing with such non-performance. The first stage is simple delinquency, where customers consistently start paying late, 30, 60, 90 days at a time. These accounts may then be put on a list of loans to “watch” as they continue to under-perform according to original terms. Loans are placed on nonaccrual status when management believes the collection of the principal and interest is doubtful. A delinquent loan is generally placed on nonaccrual status when principal and/or interest is past due 90 days or more or if the financial strength of the borrower has declined, collateral value has declined or other facts would make the repayment of the loans suspect, unless the loan is well-secured or in the process of collection. When a loan is placed on nonaccrual, all interest which has been accrued is charged back against current earnings as a reduction in interest income, which adversely affects the yield on loans in the period of reversal. No additional interest is accrued on the loan balance until collection of both principal and interest becomes reasonably certain. Loans placed on nonaccrual status may be returned to accrual status after payments are received for a minimum of six consecutive months in accordance with the loan documents and any doubt as to the loan’s full collectability has been removed or the troubled loan is restructured and evidenced by a credit evaluation of the borrower’s financial condition and the prospects for full payment.

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

Loans are placed on nonaccrual status when management believes the collection of principal and interest is doubtful, or when loans are past due as to principal and interest 90 days or more, except in certain circumstances when interest accruals are continued on loans deemed by management to be fully collateralized and in the process of being collected. At September 30, 2014 and December 31, 2013, there were no 90 day delinquent loans that were on accrual status. In such cases, the loans are individually evaluated in order to determine whether to continue income recognition after 90 days beyond the due dates.

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

COMMERCIAL BANCSHARES, INC. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The allowance for loan losses, specifically related to impaired loans at September 30, 2014 and December 31, 2013 was $474,000 and $524,000, respectively, related to loans with principal balances of $5,003,000 and $3,928,000. Impaired loans with no related allowance recorded at September 30, 2014 totaled $4,065,000 compared to $6,996,000 at December 31, 2013. The Corporation’s financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on the loan portfolio, unless a loan is placed on nonaccrual status. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected. For the nine months ended September 30, 2014, the Corporation received interest payments of $320,000 related to impaired loans averaging $9,173,000, compared to interest payments of $138,000 related to impaired loans averaging $10,299,000 for the same period in 2013.

Management has taken what it believes to be a proactive position on identifying problems with credits and their ultimate collectability using both internal and external portfolio loan reviews, and believes any potential losses which may be incurred on these credits in the future are incorporated into its analysis of the adequacy of the Corporation’s allowance for loan losses.

Due to the weakening credit status of a borrower, the Corporation may elect to formally restructure certain loans to facilitate a repayment plan that minimizes the potential losses the Corporation might incur. Restructured loans, or troubled debt restructurings (“TDRs”), are classified as impaired loans and may either be in accruing or nonaccruing status. In most cases the modification is either a concessionary reduction in interest rate, extension of the maturity date or reduction in the principal that would otherwise not be considered. Concessionary modifications are classified as troubled debt restructurings unless the modification results in only an insignificant delay in the payments to be received. Troubled debt restructured loans are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective interest rate at inception. If a troubled debt restructured loan is considered to be collateral dependent, the loan is reported net, at the fair value of the collateral. A nonaccrual TDR loan may be returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Additionally, there should be a sustained period of repayment performance (generally a period of six months) by the borrower in accordance with the modified contractual terms.

Troubled debt restructured loans totaled $7,794,000 at September 30, 2014 and represented seven credit relationships in which economic concessions were granted to borrowers to better align the terms of their loans with their current ability to pay. Troubled debt restructured balances have decreased 15.8% or $1,462,000 from $9,256,000 at December 31, 2013, primarily reflecting the transfer of one loan totaling $1,101,000 to OREO as well as payments received on accounts. As of September 30, 2014, 75% of all restructured loans were performing to the terms of the restructure. The specified reserve required for these TDRs, whether collateral dependent or not, was $435,000, representing 10% of the total loan loss reserve. There are no commitments to lend additional amounts to borrowers with loans classified as troubled debt restructurings as of September 30, 2014.

Non-performing loans, comprised of loans on nonaccrual status along with loans that are contractually past due 90 days or more but have not been classified as nonaccrual, totaled $2,331,000, down $684,000 or 22.7% from non-performing loans of $3,015,000 at December 31, 2013. Management evaluated non-performing loans for impairment at September 30, 2014 and based on that impairment analysis, a specified reserve of $474,000 was estimated. Non-performing loans to period end loans was 0.84% at September 30, 2014 compared to 1.12% at December 31, 2013. Non-performing loans represented 0.72% of total assets at September 30, 2014 compared to 0.95% at year-end 2013.

Other assets, including premises and equipment, accrued interest receivable, Bank-owned life insurance and other assets, totaled $20,040,000 at September 30, 2014, an increase of $1,986,000 or 11.0% from $18,054,000 at December 31, 2013. The increase in other assets was primarily due to the increase of $1,040,000 in OREO and other repossessed assets as well as increases in net deferred tax assets, accrued interest receivables, premises and equipment and Bank-owned insurance of $271,000, $210,000, $183,000 and $179,000, respectively,

OREO is comprised of properties acquired by the Corporation in partial or total satisfaction of problem loans. OREO and other repossessed assets are initially recorded at the lower of cost or fair value on the date of acquisition less estimated costs of disposal (net realizable value). Losses existing at the time of acquisition of such properties are charged against the allowance for loan losses. Subsequent write-downs that may be required are expensed as incurred. Gains and losses realized from the sale of OREO and other repossessed assets, as well as valuation adjustments, are included in noninterest expense as well as expenses of operation. During the nine months ended September 30, 2014, four properties with a carrying value of $86,000 were sold at a loss of $11,000. At September 30, 2014, the Corporation held one property with a carrying value of $1,070,000 in OREO and $18,000 in other repossessed assets compared to one property with a carrying value of $20,000 and $28,000 in other repossessed assets at December 31, 2013.

COMMERCIAL BANCSHARES, INC. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Deposits totaled $284,461,000 at September 30, 2014, increasing $3,153,000 or 1.1% from $281,308,000 at December 31, 2013, largely driven by increases in large certificates of deposits, partially offset by a decline in noninterest-bearing demand deposits. The Bank offers a broad selection of deposit accounts, including noninterest-bearing demand deposits (such as checking accounts), interest-bearing checking accounts and money market accounts, savings accounts and certificates of deposits. Included in the certificates of deposit balances were $28,028,000 of reciprocal certificates of deposits offered under the Certificate Deposit Account Registry Service (“CDARs”), a program in which the Bank participates. Under CDARS, participating banks are able to match customer’s deposits that would otherwise exceed the limits for FDIC insurance with certificates of deposits offered at other participating banks and thereby provide FDIC insurance to these excess deposits. The Corporation also offers a variety of deposit accounts designed for the businesses operating in its market areas. Business banking deposit products include a commercial checking account, a commercial money market account and a checking account specifically designed for small businesses. The Corporation also offers bill paying and cash management services through its online banking system as well as a remote deposit capture product. Interest rates paid are competitively priced for each particular deposit product and structured to meet the Corporation’s funding requirements. Management believes that additional funds can be attracted and deposit growth can be realized through deposit pricing if the Corporation experiences increased loan demand or other liquidity needs.

The Corporation utilizes both short-term and long-term borrowings as an alternate funding source to deposits and can be used to fund the Corporation’s liquidity needs. Short-term borrowings, which include federal funds purchased, represent unsecured overnight borrowings from other financial institutions. FHLB advances are loans from Federal Home Loan Bank that can mature daily or have longer maturities for fixed or floating rates of interest. FHLB borrowings are generally used to provide additional funding for loan growth when it is in excess of deposit growth and to manage interest rate risk, but can also be used as an additional source of liquidity for the Corporation. Borrowed funds totaled $5,221,000 at September 30, 2014, an increase of $1,656,000 or 46.5% from $3,565,000 at December 31, 2013, reflecting increased funding needs precipitated by an increase in loan growth that was not immediately available to be funded by deposit balances. The Corporation’s borrowing capacity at FHLB totaled $33,048,000 of which $14,827,000 was available at September 30, 2014. Management believes that the Corporation has adequate liquidity to meet their commitments for the foreseeable future.

Total shareholders’ equity increased 6.3% to $33,581,000 as of September 30, 2014 from $31,588,000 at December 31, 2013. The increase in equity was primarily attributable to current earnings of $2,483,000 plus adjustments related to employee compensation costs, stock option accounting, deferred compensation plan activity and treasury stock activity of $188,000. The Corporation declared cash dividends of $0.520 per share for the nine months ended September 30, 2014, decreasing equity by $617,000. Included in shareholders’ equity is accumulated other comprehensive income which includes the net after-tax impact of unrealized gains and losses on investment securities classified as available for sale, which decreased $61,000 during the nine months ended September 30, 2014. Such unrealized gains or losses are generally due to changes in interest rates and represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities classified as available for sale.

The Corporation’s tier 1 leverage ratio was 10.4%, tier 1 risk based capital ratio was 12.0% and total risk based capital ratio was 13.2% at September 30, 2014. These ratios exceed the minimum regulatory capital percentages of 5% for tier 1 leverage ratio, 6.0% for tier 1 risk based capital ratio and 10.0% for total risk based capital ratio to be considered “well capitalized.” Based on current regulatory standards, the Corporation is classified as “well capitalized.”

During the nine months ended September 30, 2014, the Corporation returned 24.84% of earnings through dividends of $617,000 at $0.520 per share compared to a return on earnings of 23.23% through dividends of $523,000 at $0.445 per share for the same period in 2013. Average shareholders’ equity to average assets was 10.26% for the nine months ended September 30, 2014 compared to 10.02% for the nine months ended September 30, 2013.

RESULTS OF OPERATIONS

The Corporation recorded net income of $859,000 or $0.71 per diluted share for the three months ended September 30, 2014 compared to net income of $792,000 or $0.66 per diluted share for the three months ended September 30, 2013. Net income for the nine months ended September 30, 2014 was $2,483,000 or $2.06 per diluted share compared to net income of $2,250,000 or $1.90 per diluted share for the same period in 2013. Pre-tax income increased $383,000 or 12.1% year-over-year, primarily resulting from an increase in net interest income of $627,000 partially offset by an increase in operating expenses of $249,000. The increase in operating expenses was largely driven by higher OREO and other loan related expenses as well as an increase in salaries and employee benefits.

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

On a tax equivalent basis, net interest margin, expressed as a percentage of average earning assets, was 4.70% for the three-month period ended September 30, 2014 compared to 4.73% for the same period in 2013. Net interest spread, which is the average yield on interest earning assets minus the average rate paid on interest-bearing liabilities, was 4.64% and 4.63% for the three months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014, the Corporation’s net interest margin on a tax equivalent basis was 4.64%, compared to 4.62% for the same period in 2013. The Corporation’s net interest margin remained relatively stable between periods primarily due to an increase in average loan balances as well as lower average rates paid on deposits.

COMMERCIAL BANCSHARES, INC. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net interest income on a tax equivalent basis for the three months ended September 30, 2014 was $3,542,000, an increase of $212,000 or 6.4% compared to $3,330,000 for the same period in 2013. Net interest margin on a tax equivalent basis for the nine months ended September 30, 2014 was $10,260,000, an increase of $599,000 or 6.2% compared to $9,661,000 for the same period in 2013. The increase in net interest income was largely driven by an increase in average loan balances. Interest income generated by the increase in loan volume between periods more than offset the loss of income due to lower interest rates on the Corporation’s average earning assets.

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

TABLE 1 YIELD ANALYSIS

For the three-month period ended September 30, 2014 and 2013.

(Dollar amounts in thousands)

	Three Months Ended September 30,
	2014			2013
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Federal funds sold	$11,332	7	0.25%	$9,801	6	0.24%
Investment securities:
Taxable securities (1)	6,970	51	2.90	7,749	59	3.02
Tax-exempt securities (1)	8,012	121	5.99	9,742	147	5.99
Loans (2) (3)	272,463	3,578	5.21	252,268	3,399	5.35
Earning assets	298,777	3,757	4.99%	279,560	3,611	5.12%
Other assets	24,890			22,923
Total assets	$323,667			$302,483

Interest-bearing demand deposits	$120,931	24	0.08%	$118,796	24	0.08%
Savings deposits	25,750	2	0.03	23,501	2	0.03
Time deposits	93,041	177	0.75	80,003	243	1.21
Borrowed funds	6,143	12	0.78	4,176	12	1.14
Interest-bearing liabilities	245,865	215	0.35%	226,476	281	0.49%
Noninterest-bearing demand deposits	42,761			43,548
Other liabilities	1,522			1,537
Shareholders’ equity	33,519			30,922
Total liabilities and shareholders’ equity	$323,667			$302,483

Net interest income		$3,542			$3,330
Interest rate spread			4.64%			4.63%
Net interest margin (4)			4.70%			4.73%

(1)	Average yields on all securities have been computed based on amortized cost. Income on tax-exempt securities has been computed on a taxable-equivalent basis using a 34% federal tax rate and a 20% disallowance of interest expense deductibility under TEFRA rules. The amount of such adjustment was $42,000 and $51,000 for the three-month period ended September 30, 2014 and 2013.
(2)	Average balance is net of deferred loan fees of $593,000 and $486,000 for the three months ended September 30, 2014 and 2013, respectively.
(3)	Interest income includes loan fees of $169,000 and $143,000 for the three-month period ended September 30, 2014 and 2013, respectively, as well as $38,000 and $47,000 of deferred dealer reserve expense for the same years.
(4)	Net interest margin is the ratio of annualized tax equivalent net interest income to average earning assets.

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

TABLE 2 YIELD ANALYSIS

For the nine-month period ended September 30, 2014 and 2013.

(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2014			2013
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Federal funds sold	$12,239	22	0.24%	$17,511	32	0.24%
Investment securities:
Taxable securities (1)	7,125	158	2.96	7,311	183	3.35
Tax-exempt securities (1)	8,195	368	6.00	9,908	442	5.96
Loans (2) (3)	268,257	10,366	5.17	244,807	9,931	5.42
Earning assets	295,816	10,914	4.93%	279,537	10,588	5.06%
Other assets	24,095			23,413
Total assets	$319,911			$302,950
Interest-bearing demand deposits	$122,252	72	0.08%	$119,510	74	0.08%
Savings deposits	25,720	6	0.03	23,246	6	0.03
Time deposits	89,436	543	0.81	80,536	814	1.35
Borrowed funds	3,611	33	1.22	2,710	33	1.63
Interest-bearing liabilities	241,019	654	0.36%	226,002	927	0.55%
Noninterest-bearing demand deposits	44,589			45,013
Other liabilities	1,473			1,566
Shareholders’ equity	32,830			30,369
Total liabilities and shareholders’ equity	$319,911			$302,950
Net interest income		$10,260			$9,661
Interest rate spread			4.57%			4.51%
Net interest margin (4)			4.64%			4.62%

(1)	Average yields on all securities have been computed based on amortized cost. Income on tax-exempt securities has been computed on a taxable-equivalent basis using a 34% federal tax rate and a 20% disallowance of interest expense deductibility under TEFRA rules. The amount of such adjustment was $127,000 and $155,000 for the nine-month period ended September 30, 2014 and 2013.
(2)	Average balance is net of deferred loan fees of $564,000 and $457,000 for the nine months ended September 30, 2014 and 2013, respectively.
(3)	Interest income includes loan fees of $411,000 and $413,000 for the nine-month period ended September 30, 2014 and 2013, respectively, as well as $150,000 and $169,000 of deferred dealer reserve expense for the same years.
(4)	Net interest margin is the ratio of annualized tax equivalent net interest income to average earning assets.

COMMERCIAL BANCSHARES, INC. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest and fee income, on a fully taxable equivalent basis totaled $3,757,000 for the three-month period ended September 30, 2014, an increase of $146,000 or 4.0% from $3,611,000 for same period in 2013. Average net loans, representing 91.19% and 90.24% of average earning assets at September 30, 2014 and 2013, respectively, increased 8.0% or $20,195,000, while the average tax equivalent yield earned decreased 14 basis points. The decline in interest income on loans was largely due to the downward re-pricing of variable rate loans. Average federal funds sold, representing 3.79% and 3.51% of average earning assets at September 30, 2014 and 2013, respectively, increased 15.6% or $1,531,000, while the average yield earned decreased 1 basis point. Average investment securities, representing 5.01% and 6.26% of average earning assets at September 30, 2014 and 2013, respectively, decreased 14.3% or $2,509,000, while the average tax equivalent yield earned decreased 12 basis points.

Interest and fee income, on a fully taxable equivalent basis was $10,914,000 for the nine months ended September 30, 2014, an increase of $326,000 or 3.1%, from $10,588,000 for the same period in 2013. Average net loans, representing 90.68% and 87.58%, of average earning assets at September 30, 2014 and 2013, respectively, increased $23,450,000 or 9.6%, while the average tax equivalent yield earned decreased 25 basis points, resulting from the downward re-pricing of variable rate loans and new loans originating at lower market rates as well as maturities and repayments of loans with higher rates. Average fed funds sold, representing 4.14% and 6.26% of average earning assets at September 30, 2014 and 2013, respectively, decreased 30.1% or $5,272,000, with no change in the average yield earned between periods. Average investment securities, representing 5.18% and 6.16% of average earning assets at September 30, 2014 and 2013, respectively, decreased 11.0% or $1,899,000, while the average tax equivalent yield earned decreased 26 basis points.

Interest expense totaled $215,000 for the three months ended September 30, 2014, a decrease of $66,000 or 23.5% compared to $281,000 for the same period in 2013. Average interest-bearing demand deposits, representing 40.48% and 42.49% of average interest-bearing liabilities at September 30, 2014 and 2013, respectively, increased $2,135,000 or 1.8%, with no change in the average rate paid between periods. Average time deposits, representing 31.14% and 28.62% of average interest-bearing liabilities at September 30, 2014 and 2013, respectively, increased $13,038,000 or 16.3%, while the average rate paid decreased 46 basis points. The increase in average time deposits between periods was largely driven by an increase in CDARS certificates of deposits. Average borrowings, representing 2.06% and 1.49% of average interest-bearing liabilities at September 30, 2014 and 2013, respectively, increased $1,967,000 or 47.1%, while the average rate paid decreased 36 basis points.

Interest expense totaled $654,000 for the nine months ended September 30, 2014, a decrease of $273,000 or 29.4% compared to $927,000 for the same period in 2013. Average interest-bearing demand deposits, representing 50.72% and 52.88% of average interest-bearing liabilities at September 30, 2014 and 2013, respectively, increased $2,742,000 or 2.3%, with no change in the average rate paid between periods. Average time deposits, representing 37.11% and 35.64% of average interest-bearing liabilities at September 30, 2014 and 2013, respectively, increased $8,900,000 or 11.1%, while the average rate paid decreased 54 basis points. Average borrowings, representing 1.50% and 1.20% of average interest-bearing liabilities at September 30, 2014 and 2013, respectively, increased $901,000 or 33.2%, while the average rate paid decreased 41 basis points. The decrease in interest expense between periods is in part due to a favorable shift in the deposit composition as well as maturing certificates of deposits repricing at lower rates.

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

COMMERCIAL BANCSHARES, INC. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The provision charged against income for the three and nine months ended September 30, 2014 was $26,000 and $287,000, respectively, compared to $138,000 and $289,000 for the same periods in 2013. Total charge-offs for the nine months ended September 30, 2014 and 2013 was $325,000 and $153,000, respectively, offset with total recoveries of $59,000 and $91,000 for the same periods. At September 30, 2014 the allowance for loan losses totaled $4,364,000 or 1.57% of total loans. Management considers the allowance for loan losses at September 30, 2014 adequate to cover loan losses based on its assessment of various factors affecting the loan portfolio, including the level of problem loans, overall delinquencies, business conditions, estimated collateral values and loss experience. A decline in local and national economic conditions, or other factors, could result in a material increase in the allowance for loan losses which could adversely affect the Corporation’s financial condition and results of operations. Further information relating to factors affecting the allowance for loan losses is discussed under Financial Condition.

Noninterest income consists primarily of fees and commissions earned on services that are provided to the Corporation’s banking customers, income generated from the leasing of office space, third-party mortgage referral fee income and to a lesser extent, net gains and losses on sales of OREO and other repossessed assets and other miscellaneous income. Noninterest income for the three and nine months ended September 30, 2014 was $539,000 and $1,615,000, respectively, compared to $536,000 and $1,612,000 for the three and nine months ended September 30, 2013. Following are some of the more significant factors affecting noninterest income in 2014:

•	A decrease of $13,000 and $23,000 in overdraft charges for the three and nine-month periods, respectively, primarily due to a decline in the volume of insufficient funds (“NSF”) activity.

•	An increase of $8,000 and $32,000 in service charges and fees on deposit accounts for the three and nine-month periods, respectively, primarily reflecting an increase in minimum balance fees charged on deposit accounts.

•	An increase of $10,000 in third-party mortgage referral fee income for the three-month period and a decrease of $42,000 for the nine-month period. The YTD decline in third-party mortgage referral fee income is due primarily to a decline in residential mortgage production.

•	A gain of $41,000 on the sale of a branch office in February 2014.

Noninterest expense consists primarily of personnel, occupancy, equipment and other expenses. Noninterest expense for the three and nine months ended September 30, 2014 was $2,784,000 and $7,902,000, respectively, compared to $2,556,000 and $7,653,000 for the three and nine months ended September 30, 2013. Following are some of the more significant factors affecting noninterest expense during 2014:

•	An increase of $104,000 and $81,000 in salaries and employee benefits for the three and nine-month periods, respectively, largely reflecting an increase in salary and bonus expense, primarily due to annual merit increases as well as an increase in employee compensation expense and partially offset by decreases in hospitalization expense, unemployment compensation expense, group life insurance and other personnel developmental expenses.

•	A decrease of $19,000 and $35,000 in premises and equipment expense for the three and nine-month periods, respectively, largely due to a decline in depreciation expense as fixed assets became fully depreciated.

•	An increase of $111,000 and $105,000 in miscellaneous loan expense for the three and nine-month periods, respectively, primarily due to realized holding losses or write-downs on the valuation of OREO properties and other repossessed assets as well as an increase in maintenance costs and property taxes associated with these assets. OREO properties could also be subject to future valuation adjustments as a result of updated appraisal information and further deterioration in real estate values, thus causing fluctuations in other real estate loan expense. Additionally, the Corporation will continue to incur expenses associated with maintenance costs and property taxes associated with these assets until they are sold.

COMMERCIAL BANCSHARES, INC. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the three and nine months ended September 30, 2014, the Corporation’s pre-tax income was $1,229,000 and $3,559,000, respectively, resulting in a tax provision of $370,000 and $1,076,000, compared to pre-tax income of $1,121,000 and $3,176,000, resulting in a tax provision of $329,000 and $926,000 for the same periods in 2013. The Corporation’s effective tax rate for the three and nine months ended September 30, 2014 was 30.11% and 30.23%, respectively, compared to 29.35% and 29.16% for the same periods in 2013. The increase in the Corporation’s effective tax rate was primarily due to decreases in tax exempt interest income as holdings of municipal securities have declined.

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

The Corporation’s liquidity ratio at September 30, 2014 was 5.62% compared to 6.39% at year-end 2013. Another measure of liquidity is the relationship of net loans to deposits and borrowed funds with lower ratios indicating greater liquidity. At September 30, 2014, the ratio of net loans to deposits and borrowed funds was 94.69% compared to 93.24% at December 31, 2013. Management believes its sources of liquidity are adequate to meet the needs of the Corporation.

As presented in the accompanying unaudited Consolidated Statements of Cash Flows, the sources of liquidity vary between periods. The Corporation’s cash equivalents and federal funds sold totaled $16,143,000 at September 30, 2014, compared to $17,825,000 at September 30, 2013. The primary sources of funds during the nine months of 2014 included $7,000,000 in Federal Home Loan Bank advances, $3,153,000 increase in net deposits, $2,794,000 in net cash provided by operating activities and $1,531,000 in pay downs and maturities of investment securities. The primary uses of funds during the nine months of 2014 included $10,086,000 in net loans, the repayment of $3,587,000 in Federal Home Loan Bank advances, the repayment of $1,757,000 in federal funds purchased, capital expenditures of $699,000 and cash dividends of $617,000.

The primary sources of funds during the nine months ended September 30, 2013 included $9,000,000 in Federal Home Loan Bank advances, $2,859,000 in net cash provided by operating activities, $1,282,000 in pay downs and maturities of investment securities and $273,000 in proceeds from the sale of OREO and other repossessed assets. The primary uses of funds during the nine months ended September 30, 2013 included $12,407,000 in net loans, the repayment of $3,085,000 in Federal Home Loan Bank advances, $2,000,000 in security investment purchases and $523,000 in cash dividends.

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

The Bank’s leverage and risk-based capital ratios at September 30, 2014 were 10.1% and 12.9%, respectively, compared to leverage and risk-based capital ratios of 9.8% and 12.6% at year-end 2013. The Bank exceeded minimum regulatory requirements to be considered well capitalized for both periods. Should it become necessary to raise capital to expand the activities of the Corporation, there are sufficient un-issued shares to effect a merger, or solicit new investors.

COMMERCIAL BANCSHARES, INC. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 3 CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Corporation has certain obligations and commitments to make future payments under contract. The following table presents the Corporation’s contractual obligations and commitments (in thousands) at September 30, 2014:

Contractual Obligations

	Payments Due by Period
		Less Than			After
	Total	One Year	1-3 Years	3-5 Years	5 Years
Time deposits and certificates of deposit	$97,466	$49,134	$33,288	$12,640	$2,404
Borrowed funds	5,221	3,500	0	0	1,721
Total contractual obligations	$102,687	$52,634	$33,288	$12,640	$4,125

Other Commitments

	Amount of Commitment – Expiration by Period
		Less Than			After
	Total	One Year	1-3 Years	3-5 Years	5 Years
Commitments to extend commercial credit	$25,446	$14,864	$3,193	$111	$7,278
Commitments to extend consumer credit	11,360	1,190	3,190	4,154	2,826
Standby letters of credit	100	65	35	0	0
Total other commitments	$36,906	$16,119	$6,418	$4,265	10,104

Other obligations and commitments which are not included above include the deferred compensation plan, index plan reserve and split dollar life insurance. The timing of payments for these plans is unknown. See Note 1 of the 2013 Annual Report for additional details.

Items listed under “Contractual Obligations” represent standard bank financing activity under normal terms and practices. Such funds normally rollover or are replaced by like items depending on the then-current financing needs. Items shown under “Other Commitments” also represent standard bank activity, but for extending credit to bank customers. Commercial credits generally represent lines of credit or approved loans with drawable funds still available under the contract terms. On an on-going basis, approximately half of these amounts are expected to be drawn. Consumer credits generally represent amounts drawable under revolving home equity lines or credit card programs. Such amounts are usually deemed less likely to be drawn upon in total as consumers tend not to draw down all amounts on such lines. Utilization rates tend to be fairly constant over time. Standby letters of credit represent guarantees to finance specific projects whose primary source of financing comes from other sources. In the unlikely event of the other source’s failure to provide sufficient financing, the bank would be called upon to fill the need. The Corporation is also continually engaged in the process of approving new loans in a bidding competition with other banks. Management and Board committees approve the terms of these potential new loans with conditions and/or counter terms made to the applicant customers. Customers may accept the terms, make a counter proposal, or accept terms from a competitor. These loans are not yet under contract, but offers have been tendered, and would be required to be funded if accepted. Such agreements represent approximately $10,581,000 at September 30, 2014 in varying maturity terms.

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

There was no change in the Corporation’s internal control over financial reporting that occurred during the Corporation’s fiscal quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

COMMERCIAL BANCSHARES, INC. FORM 10-Q Quarter ended September 30, 2014 PART II – OTHER INFORMATION

Item 1	Legal Proceedings

There are no matters required to be reported under this item.

Item 1A	Risk Factors

There have been no material changes from risk factors as previously disclosed in Part 1, Item 1.A. of Commercial Bancshares, Inc.’s 10-K filed on March 26, 2013.

Item 2	Unregistered Sales of Securities and Use of Proceeds

For the three and nine months ended September 30, 2014, the Corporation purchased 100 and 1,363 shares, respectively, totaling $2,450 and $32,850 to fund acquisitions made by participating directors under the Commercial Savings Bank Deferred Compensation Plan, a nonqualified deferred compensation plan. Shares are purchased on the open market and are credited to the respective accounts of the deferred compensation plan participants. In addition to open market purchases, during the three and nine months ended September 30, 2014, a total of 423 and 2,825 shares, respectively, were issued from treasury to the Plan to fund participant acquisitions at a cost of $10,046 and $61,185. None of the acquisitions by plan participants were registered with the Securities and Exchange Commission, but were made in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933.

Except as otherwise indicated above, there were no shares repurchased by the Corporation during the three and nine months ended September 30, 2014, including any shares purchased as part of a repurchase program approved by the Corporation’s Board of Directors in June 2009. The stock repurchase program, which was not publicly announced, allows the Corporation to annually purchase up to 2% of the number of common shares outstanding as of the authorization date. The maximum number of shares which the Corporation may repurchase on a weekly basis under the program is capped at 290 shares. The repurchase program has no formal expiration date, but the Board of Directors is required to review the authorization no less than annually.

				Maximum Number
			Total Number of	(or Approximate
			Shares	Dollar Value)
	Total		Purchased as	of Shares that May
	Number	Average	Part of Publicly	Yet be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs
07/01/14 – 07/31/14	100	$24.50	0	23,548
08/01/14 – 08/31/14	0	$0.00	0	23,548
09/01/14 – 09/30/14	0	$0.00	0	23,548
Total	0	$0.00	0	23,548

Item 3	Defaults upon Senior Securities

There are no matters required to be reported under this item.

Item 4	Mine Safety Disclosures

Not applicable.

Item 5	Other Information

There are no matters required to be reported under this item.

COMMERCIAL BANCSHARES, INC. FORM 10-Q Quarter ended September 30, 2014 PART II – OTHER INFORMATION

Item 6	Exhibits:

Exhibit
Number	Description of Document

3.1.a.	Amended Articles of Incorporation of the Corporation (incorporated by reference to Registrant’s Form 8-K dated April 27, 1995)

3.1.b.

Amendment to the Corporation’s Amended Articles of Incorporation to increase the number of shares authorized for the issuance to 4,000,000 common shares, no par value (incorporated by reference to Appendix I to Registrant’s Definitive Proxy Statement filed March 13, 1997)

3.2	Code of Regulations of the Corporation (incorporated by reference to Registrant’s Form 8-K dated April 27, 1995)

4	Form of Certificate of Common Shares of the Corporation (incorporated by reference to Registrant’s Form 8-K dated April 27, 1995)

11	Statement re computation of per share earnings (reference is hereby made to Note 2 of the Consolidated Financial Statements on page 8 hereof)

31.1	Certification by CEO Pursuant to Sarbanes Oxley Section 302

31.2	Certification by CFO Pursuant to Sarbanes Oxley Section 302

32.1	Certification by CEO Pursuant to Sarbanes Oxley Section 906

32.2	Certification by CFO Pursuant to Sarbanes Oxley Section 906

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

COMMERCIAL BANCSHARES, INC. SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL BANCSHARES, INC.
(Registrant)

Date:	November 13, 2014	/s/ Robert E. Beach
(Signature)
Robert E. Beach
President and Chief Executive Officer

Date:	November 13, 2014	/s/ Scott A. Oboy
(Signature)
Scott A. Oboy
Executive Vice President and Chief Financial Officer

