Form 10-K
period 2014-12-31
COMMERCIAL BANCSHARES INC \OH\
filed 2015-03-16
CIK 1009976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014. Commission File Number 000-27894

COMMERCIAL BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

OHIO	34-1787239
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No)

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

Based on the closing price of the registrant’s common shares as of June 30, 2014, the aggregate value of the voting common shares held by non-affiliates was $29,040,340.

At March 16, 2015, there were issued and outstanding 1,197,438 of the registrant’s Common Shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s 2014 Annual Report to Shareholders are incorporated by reference into Parts I and II of this Form 10-K. Portions of the registrant’s Proxy Statement dated April 7, 2015 for the May 21, 2015 Annual Meeting of Shareholders are incorporated by reference into Part III of the Form 10-K.

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

The Bank grants residential, installment and commercial loans to customers located primarily in the Ohio counties of Wyandot, Marion and Hancock and the surrounding area. Commercial loans are primarily variable rate and include operating lines of credit and term loans made to small businesses, primarily based on the ability to repay the loan from the cash flow of the business. Such loans are typically secured by business assets such as equipment and inventory, and occasionally by the business owner’s personal residence. When the borrower is not an individual, the Bank generally obtains the personal guarantee of the business owner. Commercial real estate loans are primarily secured by borrower-occupied business real estate, and are dependent on the ability of the related business to generate adequate cash flow to service the debt. Such loans predominantly carry adjustable interest rates. Residential real estate loans are made with primarily fixed rates and are secured by the borrower’s residence. Such loans are made based on the borrower’s ability to make repayment from employment and other income. The Bank generally makes these loans in amounts of 80% or less of the value of collateral. An appraisal is obtained from a qualified real estate appraiser for substantially all loans secured by real estate. Construction loans are secured by residential and business real estate that primarily will be borrower-occupied upon completion. The Bank usually does not make the permanent loan at the end of the construction phase, unless the customer accepts a variable rate mortgage. Installment loans to individuals include loans secured by automobiles and other consumer assets, including second mortgages on personal residences. Loans secured by automobiles are generated both by direct application from the customer and from the Bank’s purchase of indirect retail installment contracts from the dealers. The Bank entered into a business relationship during 2000 whereby the Bank obtained a 49.9% ownership interest in Beck Title Agency, Ltd. of Carey, Ohio (“Beck Title”). This joint venture, which was dissolved on January 9, 2014, provided an additional source of fee income for title research activity on new home loan originations in the local market. The Bank’s sale of its interest in Beck Title was prompted by new regulations issued under the Dodd Frank Reform Act which limited the ability of Bank affiliates to collect fees in connection with the Bank’s mortgage lending programs.

4.

As with other financial institutions, the earnings of the Corporation are affected by general economic conditions and by the monetary policies of the Federal Reserve Board. Continued weakness in employment and real estate markets and the general uncertainty as to the state of the economic recovery made for a challenging year. During 2014, management continued their efforts to manage non-performing assets and work with borrowers to mitigate and protect against risk of loss. Considerable time and effort was taken to understand, prepare for and implement rapidly increasing regulatory requirements with the expectation of additional rules and regulations to follow from bodies such as the Financial Accounting Standards Board (“FASB”), the Securities and Exchange Commission (the “SEC”), and newly created bodies writing new rules and regulations under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). Generally, the Dodd-Frank Act imposes more stringent regulatory capital requirements on financial institutions. The Dodd-Frank Act requires that the Financial Stability Oversight Council make recommendations to the Federal Reserve regarding the establishment of heightened prudential standards for risk-based capital, leverage, liquidity and contingent capital. Although the future impact of these mandatory and discretionary rulemakings by federal regulatory agencies cannot be accurately predicted, it will expose the banking industry to more extensive regulations and heavier compliance burdens.

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

Competition in Financial Services

The Bank and Commercial Financial compete for business primarily in the Ohio counties of Wyandot, Hancock and Marion. The Corporation’s competitors for business come from two primary sources: large regional firms and independent community banks and thrifts. As of June 30, 2014 (the most recent date for which the FDIC provides market share information), there were 19 depository institutions (excluding credit unions) competing in these markets. As of that date, the Corporation ranked 4th with 12.73% of the total market share, or aggregate deposits of approximately $284 million. Last year, out of 19 depository institutions, the Corporation ranked 4th with 11.93% of the total market share, or aggregate deposits of approximately $264 million.

The Bank also competes, particularly for deposit dollars, with insurance companies, brokerage firms and investment companies. Competition with independent community banks is enhanced by creating product niches so as not to resort solely to pricing as a means to attract business.

Employees

Currently the Corporation has 76 full-time employees and 24 part-time employees.

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

General

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

Deposit Insurance

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

6.

Additionally, the Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per insured depositor, retroactive to January 1, 2009. Although the legislation provided that noninterest-bearing transaction accounts had unlimited deposit insurance coverage, that program expired on December 31, 2012.

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

Capital Requirements

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

The capital requirements described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, the regulations provide that additional capital may be required to take adequate account of, among other things, interest rate risk or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. As of December 31, 2014, the Bank exceeded its minimum regulatory capital requirements with a total risk-based capital ratio of 13.1%, a Tier 1 risk-based capital ratio of 11.8% and a Tier 1 leverage ratio of 10.1%.

In addition to the minimum regulatory capital requirements discussed above, provisions contained in the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) expressly provide for certain supervisory actions which are directly keyed to the capital levels of an insured depository institution. These “prompt corrective action” provisions impose progressively more restrictive constraints on operations, management and capital distributions of a particular institution as its regulatory capital decreases. Using Tier 1 risk-based, total risk-based, and Tier 1 leverage capital ratios as the relevant measures, FDIC insured depository institutions are grouped into one of the following five prompt corrective action capital categories: well capitalized, adequately capitalized; undercapitalized; significantly undercapitalized; and critically undercapitalized. An institution is considered well capitalized if it has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a Tier 1 leverage capital ratio of at least 5%, provided, however, such institution is not subject to a written advisement, order or capital directive to meet and maintain a specific capital level for any particular capital measure. An adequately capitalized institution must have a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4% and a Tier 1 leverage capital ratio of at least 4% (3% if the institution has achieved the highest composite rating in its most recent examination). At December 31, 2014, the Bank satisfied all requirements for inclusion in the “well capitalized” category.

7.

New Capital Rules: In July 2013, the Federal Reserve approved final rules, referred to herein as the New Capital Rules, establishing a new comprehensive capital framework for U.S. banking organizations. The New Capital Rules generally implement the Basel Committee on Banking Supervision’s December 2010 final capital framework referred to as “Basel III” for strengthening international capital standards. The New Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and their depository institution subsidiaries, including the Corporation and the Bank, as compared to the current U.S. general risk-based capital rules. The New Capital Rules revise the definitions and the components of regulatory capital, as well as address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The New Capital Rules also address asset risk weights and other matters affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing general risk-weighting approach, which was derived from the Basel Committee’s 1988 “Basel I” capital accords, with a more risk-sensitive approach based, in part, on the “standardized approach” in the Basel Committee’s 2004 “Basel II” capital accords. In addition, the New Capital Rules implement certain provisions of the Dodd-Frank Act, including the requirements of Section 939A to remove references to credit ratings from the federal agencies’ rules. The New Capital Rules are effective for the Corporation and the Bank on January 1, 2015, subject to phase-in periods for certain components.

Among other matters, the New Capital Rules: (i) introduce a new capital measure called “Common Equity Tier 1,” (“CET1”) and related regulatory capital ratio of CET1 to risk-weighted assets; (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements; (iii) mandate that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expand the scope of the deductions from and to capital as compared to existing regulations. Under the New Capital Rules, for most banking organizations, the most common form of Additional Tier 1 capital is non-cumulative perpetual preferred stock and the most common form of Tier 2 capital is subordinated notes and a portion of the allocation of loan and lease losses, in each case, subject to the New Capital Rules’ specific requirements.

Pursuant to the New Capital Rules, the minimum capital ratios as of January 1, 2015 will be as follows:

•	4.5% CET1 to risk-weighted assets;
•	6.0% Tier 1 capital (i.e., CET1 plus Additional Tier 1 capital) to risk-weighted assets;
•	8.0% Total capital (i.e., Tier 1 capital plus Tier 2 capital) to risk-weighted assets; and
•	4% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”).

The New Capital Rules also introduce a new “capital conservation buffer”, composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and discretionary bonus payments to executive officers based on the amount of the shortfall. Thus, when fully phased-in on January 1, 2019, the Corporation and the Bank will be required to maintain such additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) Total capital to risk-weighted assets of at least 10%.

The New Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1.

Under current capital standards, the effects of accumulated other comprehensive income items included in shareholders’ equity are excluded for the purposes of determining regulatory capital ratios. Under the New Capital Rules, the effects of certain accumulated other comprehensive items are not excluded; however, non-advanced approaches banking organizations, including the Corporation and the Bank, may make a one-time permanent election to continue to exclude these items effective as of January 1, 2015. The Corporation and the Bank have decided to take the one-time, permanent opt-out election regarding the treatment of additional other comprehensive income capital calculation.

8.

With respect to the Bank, the New Capital Rules also revise the “prompt corrective action” regulations adopted pursuant to Section 38 of the Federal Deposit Insurance Act, by: (i) introducing a CET1 ratio requirement at each prompt corrective action category (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the current 6%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized. The New Capital Rules do not change the total risk-based capital requirement for any prompt corrective action category.

The New Capital Rules prescribe a new standardized approach for risk weightings that expand the risk-weighting categories from the current four Basel 1-derived categories (0%, 20%, 50% and 100%) to a larger more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset classes.

The Corporation’s management believes that the Corporation and the Bank will be able to meet targeted capital ratios upon implementation of the revised requirements as finalized.

Dividends

Ohio law prohibits the Bank, without the prior approval of the ODFI, from paying dividends in an amount greater than the lesser of its undivided profits or the total of its net income for that year, combined with its retained net income from the preceding two years. The payment of dividends by any financial institution or its holding company is also affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be under-capitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2014.

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

Affiliate Transactions

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

Depositor Preference

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

9.

Privacy Provisions of Gramm-Leach-Bliley Act

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

Anti-Money Laundering Provisions of the USA Patriot Act of 2001

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

Fiscal and Monetary Policies

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

Additional and Pending Regulation

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

Regulatory Reform

Overview

Under the Emergency Economic Stabilization Act of 2008 (“EESA”), temporarily increased FDIC deposit insurance on most accounts from $100,000 to $250,000. This increase became permanent at the end of 2010 under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”). Following a systemic risk determination, on October 14, 2008, the FDIC established a Temporary Liquidity Guarantee Program (“TLGP”). Under the Transaction Account Guarantee Program of the TLGP, the FDIC temporarily provides a 100% guarantee of the deposits in noninterest-bearing transaction deposit accounts in participating financial institutions. The Bank participated in this program. Consequently, all funds held in noninterest-bearing transaction accounts (demand deposit accounts), Interest on Lawyers Trust Accounts (IOLTAs), and low-interest NOW accounts (defined as NOW accounts with interest rates no higher than 0.50%) with the Bank were covered under this program. The Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per insured depositor, retroactive to January 1, 2009. Although the legislation provided that noninterest-bearing transaction accounts had unlimited deposit insurance coverage, that program expired on December 31, 2012.

10.

The Dodd-Frank Act is aimed, in part, at accountability and transparency in the financial system and includes numerous provisions that apply to and/or could impact the Corporation and its banking subsidiary. The Dodd-Frank Act implements changes that, among other things, affect the oversight and supervision of financial institutions, provide for a new resolution procedure for large financial companies, create a new agency responsible for implementing and enforcing compliance with consumer financial laws, introduce more stringent regulatory capital requirements, effect significant changes in the regulation of over the counter derivatives, reform the regulation of credit rating agencies, implement changes to corporate governance and executive compensation practices, incorporate requirements on proprietary trading and investing in certain funds by financial institutions (known as the "Volcker Rule"), require registration of advisers to certain private funds, and effect significant changes in the securitization market. In order to fully implement many provisions of the Dodd-Frank Act, various government agencies, in particular banking and other financial services agencies are required to promulgate regulations. Set forth below is a discussion of some of the major sections of the Dodd-Frank Act and implementing regulations that have or could have a substantial impact on the Corporation and its banking subsidiary. Due to the volume of regulations required by the Dodd-Frank Act, not all proposed or final regulations that may have an impact on the Corporation or its banking subsidiary are necessarily discussed.

Consumer Issues

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

Deposit Insurance Assessments

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

11.

Executive Compensation and Corporate Governance

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

Statistical Disclosures

The following statistical information for 2014, 2013, and 2012, included in the Annual Report is incorporated herein by reference.

Annual
Report
Page
Return on Equity and Assets	2
Volume / Rate Analysis	6
Distribution of Assets, Liabilities and Shareholders’ Equity	7
Loan Portfolio	12-13
Summary of Loan Loss Experience	13-18
Investment Portfolio	19
Deposits	21

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

12.

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

Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on the Corporation’s results of operations, any substantial, unexpected or prolonged change in market interest rates could have a material adverse effect on the Corporation’s financial condition and results of operations. See the sections captioned “Results of Operations – Net Interest Income” and “Quantitative and Qualitative Disclosures about Market Risk” set forth in the Corporation’s 2014 Annual Report to Shareholders incorporated herein by reference.

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

As of December 31, 2014, approximately 81% of the Corporation’s loan and lease portfolio consisted of commercial, construction and commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because the Corporation’s loan portfolio contains a significant number of commercial and industrial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Corporation’s financial condition and results of operations. See the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Loans” set forth in the Corporation’s 2014 Annual Report to Shareholders and incorporated herein by reference.

13.

The Corporation’s Allowance for Loan and Lease Losses May Be Insufficient

The Corporation maintains an allowance for loan and lease losses, which is an allowance established through a provision for loan and lease losses charged to expense, that represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans and leases. The allowance, in the judgment of management, is necessary to reserve for estimated loan and lease losses and risks inherent in the loan and lease portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan and lease portfolio quality, current economic conditions, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan and lease losses inherently involves a high degree of subjectivity and requires the Corporation to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Corporation’s control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review the Corporation’s allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan and lease losses, the Corporation will need additional provisions to increase the allowance for loan and lease losses. These increases in the allowance for loan and lease losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on the Corporation’s financial condition and results of operations. See the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Allowance for Loan Losses” set forth in the Corporation’s 2014 Annual Report to Shareholders incorporated herein by reference for further discussion related to the Corporation’s process for determining the appropriate level of the allowance for loan losses.

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

14.

Failure to perform in any of these areas could significantly weaken the Corporation’s competitive position, which could adversely affect the Corporation’s growth and profitability, which, in turn, could have a material adverse effect on the Corporation’s financial condition and results of operations.

The Corporation Is Subject to Extensive Government Regulation and Supervision

The Corporation, primarily through Commercial Savings Bank, is subject to extensive federal regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect the Corporation’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Corporation in substantial and unpredictable ways. Such changes could subject the Corporation to additional costs, limit the types of financial services and products the Corporation may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil monetary penalties and/or reputation damage, which could have a material adverse effect on the Corporation’s business, financial condition and results of operations. While the Corporation has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. See the section captioned “Supervision and Regulation” in Part I, Item 1, located elsewhere in this report.

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

15.

The Corporation’s Information Systems May Experience an Interruption or Breach In Security

The Corporation relies heavily on communications and information systems to conduct its business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Corporation’s customer relationship management, general ledger, deposit, loan and other systems. While the Corporation has policies and procedures designed to prevent or limit the effect of failure, interruption or security breach of its information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of the Corporation’s information systems could damage the Corporation’s reputation, result in a loss of customer business, subject the Corporation to additional regulatory scrutiny, or expose the Corporation to civil litigation and possible financial liability, any of which could have a material adverse effect on the Corporation’s financial condition and results of operations.

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

ITEM 3 – LEGAL PROCEEDINGS

There is no pending litigation, other than routine litigation incidental to the business of the Corporation, Bank or Commercial Financial of a material nature involving or naming the Corporation, Bank or Commercial Financial as a defendant. Furthermore, there are no material legal proceedings in which any director, officer or affiliate of the Corporation or any security holder owning five percent of the Corporation’s common stock; or any associates of such persons is a party or has a material interest that is adverse to the Corporation, Bank or Commercial Financial. None of the routine litigation in which the Corporation, Bank or Commercial Financial is involved in is expected to have a material adverse impact on the financial position or results of operations of the Corporation, Bank or Commercial Financial.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable

17.

PART II

ITEM 5 – MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information set forth under the heading “Shareholder Information” on page 59 of the Annual Report is incorporated herein by reference.

Issuer Purchases of Equity Securities

For the three and twelve months ended December 31, 2014, the Corporation purchased 1,660 and 3,023 shares, respectively, totaling $40,155 and $73,005 to fund acquisitions made by participating directors under the Commercial Savings Bank Deferred Compensation Plan, a nonqualified deferred compensation plan. Shares are purchased by the Corporation on the open market and are credited to the respective accounts of the deferred compensation plan participants. In addition to open market purchases, during the twelve months ended December 31, 2014, a total of 2,825 shares were issued from treasury to the Plan to fund participant acquisitions at a cost of $61,185. None of the acquisitions by plan participants were registered with the Securities and Exchange Commission, but were made in reliance upon the exemption from registration contained in Section 4(a) (2) of the Securities Act of 1933.

Except as otherwise indicated above, there were no shares repurchased by the Corporation during the three months ended December 31, 2014, including any shares purchased as part of a repurchase program approved by the Corporation’s Board of Directors in June 2009. The stock repurchase program, which was not publicly announced, allows the Corporation to annually purchase up to 2% of the number of common shares outstanding as of the authorization date. The maximum number of shares which the Corporation may repurchase on a weekly basis under the program is capped at 290 shares. The repurchase program has no formal expiration date, but the Board of Directors is required to review the authorization no less than annually.

				Maximum Number
				(or Approximate
		Average	Total Number of	Dollar Value)
	Total	Price	Shares Purchased	of Shares that May
	Number	Paid	as Part of Publicly	Yet be Purchased
	Of Shares	Per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs	Programs
10/01/2014 - 10/31/2014	0	$0.00	0	23,548
11/01/2014 – 11/30/2014	1,660	$24.19	0	23,548
12/01/2014 – 12/31/2014	0	$0.00	0	23,548
Total	1,660	$24.19	0	23,548

ITEM 6 – SELECTED FINANCIAL DATA

The information set forth under the heading “Comparative Summary of Selected Financial Data” on page 2 of the Annual Report is incorporated herein by reference.

18.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The information set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 3 through 26, inclusive, of the Annual Report is incorporated herein by reference.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth under the heading “Quantitative and Qualitative Disclosures about Market Risk” on page 24 through 25 of the Annual Report is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information contained in the consolidated financial statements and related notes and the report of independent registered public accounting firm thereon, on pages 27 through 59, inclusive, of the Annual Report is incorporated herein by reference.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with the Corporation’s independent accountants on accounting and financial disclosures.

ITEM 9A – CONTROLS AND PROCEDURES

Commercial Bancshares, Inc. carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of December 31, 2014, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2014, in timely alerting them to material information required to be in the Corporation’s (including its consolidated subsidiaries) periodic SEC filings.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Corporation. Under the supervision and with the participation of management, including principal executive and principal financial officers, an evaluation of the effectiveness of internal control over financial reporting was conducted based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, as required by paragraph (c) of §240.13a-15 of this chapter. Based on the evaluation under Internal Control – Integrated Framework, management concluded that the Corporation’s internal control over financial reporting was effective as of December 31, 2014. There was no change in the Corporation’s internal control over financial reporting that occurred during the Corporations’ fiscal quarter ending December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

19.

PART III

ITEM 10 – DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning Directors and Executive Officers of the Corporation appear under the captions “Corporate Governance – Directors and Director Compensation,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Corporation’s Definitive Proxy Statement dated April 7, 2015 for the Annual Meeting of Shareholders to be held on May 21, 2015 and is incorporated herein by reference.

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

ITEM 11 – EXECUTIVE COMPENSATION

Information concerning executive compensation appears, under the caption “Executive Compensation,” in the Corporation’s Definitive Proxy Statement dated April 7, 2015 for the Annual Meeting of Shareholders to be held on May 21, 2015 and is incorporated herein by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management is contained under the captions “Proposal 1 – Election of Directors - Information Relating to Nominees and other Directors,” and “Proposal 1 – Election of Directors - Share Ownership of Senior Executive Officers and by Management in the Aggregate” in the Corporation’s Definitive Proxy Statement dated April 7, 2015 for the Annual Meeting of Shareholders to be held on May 21, 2015 and is incorporated herein by reference.

The Corporation has two stock option plans, the 1997 Stock Option Plan and the 2009 Incentive Stock Option Plan. No additional grants may be made under the 1997 Stock Option Plan. The 2009 Plan, which is shareholder approved, permits the grant of stock options, restricted stock and certain other stock-based awards for up to 150,000 shares. All stock options have an exercise price that is equal to the closing market value of the Corporation’s stock on the date options are granted. During 2014, 11,000 stock options with an exercise price of $24.47 were granted to executive officers and certain key employees. The weighted average fair value of options granted was $4.11 per share. In 2013, 9,950 stock options with an exercise price of $21.35 were granted to executive officers and certain key employees. The weighted average fair value of options granted was $3.63 per share. Options will vest over three years and expire ten years from the date of grant.

Additionally, the Corporation granted 3,950 shares of restricted stock awards to executive officers and directors during 2014 compared to 6,750 shares during 2013. Restricted stock awards are recorded as deferred compensation, a component of shareholders’ equity, at fair value at the date of grant and amortized to compensation expense over the three-year vesting period.

20.

The following table includes information as of December 31, 2014 with respect to Stock Option Plans, under which equity securities of the Corporation are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column[a])
	(a)	(b)	(c)
Equity Compensation plans approved by security holders	68,375	$17.95	55,250

Equity Compensation plans not approved security holders	1,000	$26.75	-0-

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning director independence and certain relationships and related transactions is contained under the caption “Director Independence and Related Party Transactions” in the Corporation’s Definitive Proxy Statement dated April 7, 2015 for the Annual Meeting of Shareholders to be held on May 21, 2015 and is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services is contained under the caption “Principal Accounting Firm Fees” of the Corporation’s Definitive Proxy Statement dated April 7, 2015 for the Annual Meeting of Shareholders to be held on May 21, 2015 and is incorporated herein by reference.

21.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following Consolidated Financial Statements and related Notes to Consolidated Financial Statements, together with the report of the Independent Registered Public Accounting Firm dated March 13, 2015 appear on pages 27 through 58 of the Commercial Bancshares, Inc., 2014 Annual Report and are incorporated herein by reference.

1.	Financial Statements

Consolidated Balance Sheets December 31, 2014 and 2013

Consolidated Statements of Income for the Years Ended December 31, 2014, 2013 and 2012

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2014, 2013 and 2012

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2014, 2013 and 2012

Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012

Notes to Consolidated Financial Statements for the Years Ended December 31, 2014, 2013 and 2012

Report of Independent Registered Public Accounting Firm

Financial statement schedules are omitted as they are not required or are not applicable or because the required information is included in the consolidated financial statements or notes thereto.

22.

(b)	EXHIBITS

Exhibit Number	Description of Document

3.1.a	Amended Articles of Incorporation of the Corporation
(incorporated by reference to Registrant’s Form 8-K dated April 27, 1995)

3.1.b	Amendment to the Corporation’s Amended Articles of Incorporation to increase the number of shares authorized for issuance to 4,000,000 common shares, no par value (incorporated by reference to Appendix I to Registrant’s Definitive Proxy Statement filed March 13, 1997)

3.2	Code of Regulations of the Corporation (incorporated by reference to Registrant’s Form 8-K dated April 27, 1995)

4	Form of Certificate of Common Shares of the Corporation (incorporated by reference to Registrant’s Form 8-K dated April 27, 1995)

10.1	Commercial Bancshares, Inc. 1997 Stock Option Plan (incorporated by reference to Appendix II to our Proxy Statement, as filed with the SEC on Schedule 14A on March 13, 1997)

10.2	Commercial Bancshares, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8, as filed with the SEC on March 17, 1999)

10.3	Executive Employment Contract with Robert E. Beach dated November 1, 2007 (incorporated by reference to Exhibit 10 to Registrant’s Form 8-K filed November 7, 2007)

10.4	Executive Employment Contract with Scott A. Oboy, dated June 8, 2005 (incorporated by reference to Exhibit 10.5 to Registrant’s Form 10-K filed March 31, 2006)

10.5	Commercial Bancshares Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-K filed
March 31, 2005)

10.6	Executive Employment Contract with Steven M. Strine dated March 3, 2008 (incorporated by reference to Exhibit 10 to Registrant’s Form 8-K filed March 31, 2008)

10.7	Commercial Bancshares, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 4 to our Registration Statement on Form S-8, as filed with the SEC on December 19, 2014)

13	Annual Report to Shareholders for the Year Ended 2014

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a) Certification (CEO)

31.2	Rule 13a-14(a) Certification (CFO)

32.1	Section 1350 Certification (CEO)

32.2	Section 1350 Certification (CFO)

23.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

24.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the under signed, thereunto duly authorized.

03/16/2015	COMMERCIAL BANCSHARES, INC.
Date
	By:	/s/ROBERT E. BEACH
Robert E. Beach, President and CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2015.

Signatures	Signatures

/s/ROBERT E. BEACH	/s/MARK DILLON
Robert E. Beach	Mark Dillon
President and Principal Executive Officer	Director

/s/SCOTT A. OBOY	/s/DEBORAH J. GRAFMILLER
Scott A. Oboy	Deborah J. Grafmiller
Executive Vice President and Chief Financial Officer	Director

/s/STANLEY K. KINNETT	/s/KURT D. KIMMEL
Stanley K. Kinnett	Kurt D. Kimmel
Director, Chairman of the Board	Director

/s/DANIEL E. BERG	/s/LYNN R. CHILD
Daniel E. Berg	Lynn R. Child
Director, Vice Chairman of the Board	Director

/s/J. WILLIAM BREMYER	/s/LEE M. SISLER
J. William Bremyer	Lee M. Sisler
Director	Director

25.