Form 10-Q
period 2015-03-31
COMMERCIAL BANCSHARES INC \OH\
filed 2015-05-14
CIK 1009976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2015. Commission File Number 000-27894

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

As of May 14, 2015, the latest practicable date, there were 1,198,766 outstanding of the registrant’s common stock, no par value.

COMMERCIAL BANCSHARES, INC.

2.

COMMERCIAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

	(Unaudited)
	March 31,	December 31,
	2015	2014
ASSETS
Cash and cash equivalents	$5,227	$4,994
Federal funds sold	30,175	22,157
Cash equivalents and federal funds sold	35,402	27,151

Securities available for sale	11,941	11,027
Other investment securities	2,209	2,209
Total loans	273,789	279,151
Allowance for loan losses	(4,105)	(4,126)
Loans, net	269,684	275,025
Premises and equipment, net	5,952	6,068
Accrued interest receivable	1,438	1,334
Bank-owned life insurance	8,967	8,908
Other real estate owned and other repossessed assets	2,293	2,255
Assets classified as held for sale	0	1,178
Other assets	1,098	1,374

Total assets	$338,984	$336,529

LIABILITIES
Deposits
Noninterest-bearing demand	$48,498	$50,350
Interest-bearing demand	120,601	115,865
Savings and time deposits less than $250,000	124,570	125,337
Time deposits $250,000 and greater	7,322	7,219
Total deposits	300,991	298,771
FHLB advances	1,663	1,692
Accrued interest payable	66	51
Other liabilities	1,376	1,789
Total liabilities	304,096	302,303

SHAREHOLDERS' EQUITY
Common stock, no par value; 4,000,000 shares authorized, 1,197,438 shares issued and 1,197,268 outstanding in 2015 1,193,248 shares issued and 1,193,078 outstanding in 2014	12,327	12,177
Retained earnings	23,531	22,987
Unearned compensation	(144)	(168)
Deferred compensation plan shares; at cost, 57,550 shares in 2015 and 55,360 shares in 2014	(1,078)	(1,022)
Treasury stock; 170 shares in 2015 and 2014	(4)	(4)
Accumulated other comprehensive income	256	256
Total shareholders' equity	34,888	34,226

Total liabilities and shareholders' equity	$338,984	$336,529

See notes to the consolidated financial statements.

3.

COMMERCIAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Dollar amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2015	2014
Interest income
Interest and fees on loans	$3,402	$3,358
Interest on investment securities:
Taxable	48	54
Tax exempt	67	83
Federal funds sold	15	9
Total interest income	3,532	3,504
Interest expense
Interest on deposits	216	214
Interest on borrowings	9	10
Total interest expense	225	224

Net interest income	3,307	3,280
Provision for (recovery) of loan losses	(4)	151

Net interest income after provision for (recovery) of loan losses	3,311	3,129

Noninterest income
Service fees and overdraft charges	333	361
Gain on sale of bank premises and equipment	0	41
Other income	176	158
Total noninterest income	509	560

Noninterest expense
Salaries and employee benefits	1,453	1,426
Premises and equipment	323	337
Other real estate owned and miscellaneous loan expense	194	60
Professional fees	109	109
Data processing	51	44
Software maintenance	110	100
Advertising and promotional	69	58
FDIC deposit insurance	60	67
Franchise tax	65	97
Loss on repossessed asset sales, net	0	13
Other operating expense	260	282
Total noninterest expense	2,694	2,593

Income before income taxes	1,126	1,096
Income tax expense	353	337

Net income	$773	$759

Basic earnings per common share	$0.65	$0.64
Diluted earnings per common share	$0.63	$0.63

See notes to the consolidated financial statements.

4.

COMMERCIAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(Dollar amounts in thousands)

	Three Months Ended
	March 31,
	2015	2014

Net Income	$773	$759

Unrealized holding gain (loss) on securities:
Net securities gain (loss) during the period	1	(17)
Tax effect	0	(6)
Other comprehensive income (loss), net of tax	1	(11)
Comprehensive income, net of tax	$774	$748

See notes to the consolidated financial statements.

5.

COMMERCIAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
(Unaudited)

(Dollar amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2015	2014

Balance at beginning of period	$34,226	$31,588

Net income	773	759
Other comprehensive income (loss)	1	(11)

Stock-based compensation expense	33	30

Issuance of common stock for deferred compensation plan	56	0

Issuance of treasury stock under stock option plan	0	11

Issuance of common stock under stock option plans	26	0

Cash dividends ($0.19 per share in 2015 and $0.165 in 2014)	(227)	(195)

Balance at end of period	$34,888	$32,182

See notes to the consolidated financial statements.

6.

COMMERCIAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
	($ in thousands)
Cash flows from operating activities
Net income	$773	$759
Adjustments	(176)	(219)
Net cash from operating activities	597	540

Cash flows from investing activities
Securities available for sale:
Purchases	(1,040)	0
Maturities, calls and repayments	119	726
Net change in loans	5,313	(311)
Proceeds from sale of OREO and other repossessed assets	0	31
Disposition of assets classified as held for sale	1,236	0
Proceeds from the disposition of premises and equipment	0	83
Bank premises and equipment expenditures	(20)	(133)
Net cash provided by investing activities	5,608	396

Cash flows from financing activities
Net change in deposits	2,220	2,560
Decrease in federal funds purchased	0	(1,757)
Repayment of FHLB advances	(29)	(29)
Cash dividends paid	(227)	(195)
Issuance of treasury stock under stock option plans	0	11
Issuance of common stock under stock option plans	26	0
Issuance of common stock for deferred compensation plan	56	0
Net cash provided by financing activities	2,046	590

Net change in cash equivalents and federal funds sold	8,251	1,526

Cash equivalents and federal funds sold at beginning of period	27,151	18,119

Cash equivalents and federal funds sold at end of period	$35,402	$19,645

Supplemental disclosures
Cash paid for interest	$210	$217
Cash paid for income taxes	0	121
Non-cash transfer of loans to foreclosed/repossessed assets	98	72

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

The condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the Corporation’s financial position at March 31, 2015, and the results of operations and changes in cash flows for the periods presented have been made.

Certain information and footnote disclosures typically included in financial statements prepared in accordance with U.S. generally accepted principles have been omitted. The Annual Report for the year ended December 31, 2014, contains consolidated financial statements and related footnote disclosures, which should be read in conjunction with the accompanying consolidated financial statements. The results of operations for the period ended March 31, 2015 are not necessarily indicative of the operating results for the full year or any future interim period.

NOTE 2 EARNINGS PER SHARE

Weighted average shares used in determining basic and diluted earnings per share for the three months ended March 31, 2015 and 2014.

	2015	2014

Weighted average shares outstanding during the period	1,196,322	1,181,515
Dilutive effect of stock options	23,504	17,896
Weighted average shares considering dilutive effect	1,219,826	1,199,411

Anti-dilutive stock options not considered in computing diluted earnings per share	0	1,000

NOTE 3 INVESTMENT SECURITIES

The amortized cost and estimated fair value of securities available for sale at the dates indicated are presented in the following table:

	March 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollar amounts in thousands)	Cost	Gains	Losses	Value
U.S. Government Agency securities	$3,037	$0	$(13)	$3,024
State and political subdivisions	6,332	238	0	6,570
Mortgage-backed securities	2,184	163	0	2,347
Total securities available for sale	$11,553	$401	$(13)	$11,941

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollar amounts in thousands)	Cost	Gains	Losses	Value
U.S. Government Agency securities	$2,000	$0	$(35)	$1,965
State and political subdivisions	6,337	259	0	6,596
Mortgage-backed securities	2,303	163	0	2,466
Total securities available for sale	$10,640	$422	$(35)	$11,027

8.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair values of investment securities at March 31, 2015, by contractual maturity are shown below. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value
Due less than one year	$582	$605
Due after one year through five years	5,748	5,890
Due after five years through ten years	2,660	2,720
Due after ten years	379	379
Mortgage-backed securities	2,184	2,347
Total securities available for sale	$11,553	$11,941

At March 31, 2015 and December 31, 2014, securities with a carrying value of $11,170,000 and $8,958,000, respectively, were pledged to secure public deposits and other deposits and liabilities as required or permitted by law.

Gross unrealized losses on securities and the estimated fair value of the related securities aggregated by security category and length of time the individual securities have been in continuous loss positions at March 31, 2015 and December 31, 2014 are as follows:

(Dollar amounts in thousands)	Less Than Twelve Months		More Than Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
March 31, 2015	Losses	Value	Losses	Value
U.S. Government Agency securities	$0	$0	$(13)	$1,986
State and political subdivisions	0	0	0	0
Mortgage-backed securities	0	0	0	0
Total securities available for sale	$0	$0	$(13)	$1,986

(Dollar amounts in thousands)	Less Than Twelve Months		More Than Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
December 31, 2014	Losses	Value	Losses	Value
U.S. Government Agency securities	$0	$0	$(35)	$1,965
State and political subdivisions	0	0	0	0
Mortgage-backed securities	0	0	0	0
Total securities available for sale	$0	$0	$(35)	$1,965

At March 31, 2015 and December 31, 2014, there were no securities in a continuous loss position for less than twelve months. The Corporation held one security with an estimated fair value of $1,986,000 and an unrealized loss of $13,000 in a continuous unrealized loss position for more than twelve months as of March 31, 2015 compared to one security with an estimated fair value of $1,965,000 and an unrealized loss of $35,000 at December 31, 2014.

9.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The unrealized losses that exist are primarily due to the changes in market interest rates subsequent to purchase. The Corporation does not consider these investments to be other than temporarily impaired at March 31, 2015 and December 31, 2014 since the decline in market value is primarily attributable to changes in interest rates and not credit quality. In addition, the Corporation does not intend to sell and does not believe that it is more likely than not that the Corporation will be required to sell these investments until there is a full recovery of the unrealized loss, which may be at maturity. As a result, management does not believe that the investment security in an unrealized loss position as of March 31, 2015 represents an other-than-temporary impairment.

NOTE 4 ALLOWANCE FOR LOAN LOSSES

The following tables provide information on the activity in the allowance for loan losses by portfolio segment for the periods indicated:

	Commercial	Real Estate	Consumer	Total
	(Dollar amounts in thousands)
For the Three Months Ended March 31, 2015
Beginning balance – January 1, 2015	$3,340	$277	$509	$4,126
Charge-offs	0	(13)	(16)	(29)
Recoveries	6	0	6	12
Net	6	(13)	(10)	(17)
Provision	(6)	2	0	(4)
Ending Balance – March 31, 2015	$3,340	$266	$499	$4,105

	Commercial	Real Estate	Consumer	Total
	(Dollar amounts in thousands)
For the Three Months Ended March 31, 2014
Beginning balance – January 1, 2014	$3,517	$235	$591	$4,343
Charge-offs	(156)	0	(16)	(172)
Recoveries	7	0	7	14
Net	(149)	0	(9)	(158)
Provision	143	8	0	151
Ending Balance – March 31, 2014	$3,511	$243	$582	$4,336

The following table presents the allocation of the allowance for loan losses and the recorded investment in loans (in thousands) by portfolio segment at March 31, 2015 and December 31, 2014.

	Collectively Evaluated		Individually Evaluated		Total
	Allowance	Recorded	Allowance	Recorded	Allowance	Recorded
	for Loan	Investment	for Loan	Investment	for Loan	Investment
	Losses	in Loans	Losses	in Loans	Losses	in Loans
March 31, 2015
Commercial	$3,042	$215,891	$298	$5,951	$3,340	$221,842
Real estate	266	21,356	0	0	266	21,356
Consumer	499	30,591	0	0	499	30,591
Total	$3,807	$267,838	$298	$5,951	$4,105	$273,789

December 31, 2014
Commercial	$3,038	$219,680	$302	$5,828	$3,340	$225,508
Real estate	277	22,183	0	0	277	22,183
Consumer	509	31,460	0	0	509	31,460
Total	$3,824	$273,323	$302	$5,828	$4,126	$279,151

10.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 CREDIT QUALITY INDICATORS

To facilitate the monitoring of credit quality within the loan portfolio, and for purposes of analyzing historical loss rates used in the determination of the allowance for loan losses, the Corporation utilizes the following categories of credit grades, pass, special mention, substandard, doubtful and loss. The four categories, which are derived from standard regulatory rating definitions, are assigned upon initial approval of credit to borrowers and updated periodically thereafter. Pass ratings, which are assigned to those borrowers that do not have identified potential or well defined weaknesses and for which there is a high likelihood of orderly repayment, are updated periodically based on the size and credit characteristics of the borrower. All other categories are updated on at least a quarterly basis. Loans are graded on a scale of 1 through 9, with a grade of 5 or below classified as “Pass” rated credits. Following is a description of the general characteristics of risk grades 6 through 9:

6 – Special Mention	Special mention credits have a level of potential weakness such that they warrant management’s closer attention than those on watch. These credits, opposed to watch credits, require correction or additional financial information for further analysis and verification of repayment capacity. If left uncorrected, these weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special mention assets are not considered adversely classified assets. Such credits do however, warrant consideration of additional reserve.

7 – Substandard	Substandard loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain loss if the deficiencies are not corrected.

8 – Doubtful	Loans classified doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.

9 – Loss	Loans are considered uncollectible and of such little value that continuing to carry them as assets on the institution’s financial statements is not feasible. Accordingly, the Bank does not carry loans classified as loss on the books, instead these loans are charged off.

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

The following tables present the risk category of loans by class of loans based on the most recent analysis performed at March 31, 2015 and December 31, 2014.

Commercial Credit Exposure (dollar amounts in thousands)

Credit risk profile by credit worthiness category

					Commercial		Commercial
	Commercial		Commercial		Real Estate		Real Estate		Total
Credit	Operating		Agricultural		1-4 Family		Other		Commercial
Grade	03/31/15	12/31/14	03/31/15	12/31/14	03/31/15	12/31/14	03/31/15	12/31/14	03/31/15	12/31/14
Pass	$27,926	$32,933	$44,602	$45,863	$41,167	$39,683	$103,210	$101,222	$216,905	$219,701
6	0	0	0	0	0	0	0	0	0	0
7	984	956	156	159	368	793	3,429	3,899	4,937	5,807
8	0	0	0	0	0	0	0	0	0	0
Total	$28,910	$33,889	$44,758	$46,022	$41,535	$40,476	$106,639	$105,121	$221,842	$225,508

11.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Real Estate Credit Exposure (dollar amounts in thousands)

Credit risk by credit worthiness category

	Real Estate		Real Estate		Total
Credit	Construction		Other		Real Estate
Grade	03/31/15	12/31/14	03/31/15	12/31/14	03/31/15	12/31/14
Pass	$3,778	$4,214	$17,575	$17,951	$21,353	$22,165
6	0	0	0	0	0	0
7	0	0	3	18	3	18
8	0	0	0	0	0	0
Total	$3,778	$4,214	$17,578	$17,969	$21,356	$22,183

Consumer Credit Exposure (dollar amounts in thousands)

Credit risk by credit worthiness category

	Consumer		Consumer		Consumer		Total
Credit	Equity		Auto		Other		Consumer
Grade	03/31/15	12/31/14	03/31/15	12/31/14	03/31/15	12/31/14	03/31/15	12/31/14
Pass	$17,640	$17,987	$4,539	$4,650	$8,198	$8,616	$30,377	$31,253
6	0	0	0	0	0	0	0	0
7	172	199	2	0	40	8	214	207
8	0	0	0	0	0	0	0	0
Total	$17,812	$18,186	$4,541	$4,650	$8,238	$8,624	$30,591	$31,460

NOTE 6 SUMMARY OF IMPAIRED LOANS

Loans evaluated for impairment include loans classified as troubled debt restructurings and non-performing multi-family, commercial and construction loans. The following tables set forth certain information regarding the Corporation’s impaired loans, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary at March 31, 2015 and December 31, 2014.

(Dollar amounts in thousands)		Unpaid
	Recorded	Principal	Related
March 31, 2015	Investment	Balance	Allowance
With no related allowance recorded:
Commercial operating	$0	$0	$0
Commercial real estate, 1-4 family	0	0	0
Commercial real estate, other	2,092	2,092	0
Subtotal	2,092	2,092	0

With an allowance recorded:
Commercial operating	795	795	128
Commercial real estate, 1-4 family	1,596	1,718	128
Commercial real estate, other	1,468	1,468	42
Subtotal	3,859	3,981	298
Total	$5,951	$6,073	$298

12.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands)		Unpaid
	Recorded	Principal	Related
December 31, 2014	Investment	Balance	Allowance
With no related allowance recorded:
Commercial operating	$0	$0	$0
Commercial real estate, 1-4 family	0	0	0
Commercial real estate, other	1,942	1,942	0
Subtotal	1,942	1,942	0

With an allowance recorded:
Commercial operating	797	919	128
Commercial real estate, 1-4 family	1,614	1,614	132
Commercial real estate, other	1,475	1,475	42
Subtotal	3,886	4,008	302
Total	$5,828	$5,950	$302

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35), when based on current information and events, it is probable the Corporation will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include non-performing commercial loans but also include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties.

Impaired loans with no related allowance increased $150,000 or 7.7% from $1,942,000 at December 31, 2014 to $2,092,000 at March 31, 2015, while impaired loans with a specified reserve decreased $27,000 or 0.7% from $3,886,000 at December 31, 2014 to $3,859,000 at March 31, 2015. Total impaired loans increased $123,000 or 2.1% from $5,828,000 at December 31, 2014 to $5,951,000 at March 31, 2015. The specified reserve related to impaired loans totaled $298,000 at March 31, 2015 compared to $302,000 at year-end 2014.

The following tables present the average recorded investment in impaired loans and the amount of interest income recognized on a cash basis for impaired loans after impairment by portfolio segment and class for the periods indicated. (All dollar amounts in thousands)

	No Related		With Related
	Allowance Recorded		Allowance Recorded		Total
	Average	Total Interest	Average	Total Interest	Average	Total Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized

March 31, 2015
Commercial:
Operating	$0	$0	$796	$2	$796	$2
Real estate, 1-4 family	0	0	1,602	18	1,602	18
Real estate, other	2,088	20	1,470	22	3,558	42
Total	$2,088	$20	$3,868	$42	$5,956	$62

March 31, 2014
Commercial:
Operating	$0	$0	$836	$2	$836	$2
Real estate, 1-4 family	0	0	1,670	17	1,670	17
Real estate, other	4,217	32	3,836	38	8,053	70
Total	$4,217	$32	$6,342	$57	$10,559	$89

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

There have been no financing receivables modified as troubled debt restructurings during the three months ended March 31, 2015 and 2014.

The Corporation had one commercial real estate loan with a recorded investment of $1,101,000 that had been restructured in a TDR during the previous twelve months and has subsequently defaulted in 2014. There were no commitments to lend additional funds to borrowers that were classified as troubled debt restructurings as of March 31, 2015.

NOTE 8 AGE ANALYSIS OF PAST DUE FINANCING RECEIVABLES

The following table presents the aging of the recorded investment in loans by past due category and class of loans at March 31, 2015 and December 31, 2014.

							Recorded
	30-59	60-89	> 90			Total	Investment
	Days	Days	Days	Total		Financing	> 90 Days
March 31, 2015	Past Due	Past Due	Past Due	Past Due	Current	Receivables	and Accruing
Commercial
Operating	$0	$0	$673	$673	$28,237	$28,910	$0
Agricultural	0	0	0	0	44,758	44,758	0
Real estate, 1-4 family	0	0	0	0	41,535	41,535	0
Real estate, other	0	0	160	160	106,479	106,639	0
Residential real estate
Construction	0	0	0	0	3,778	3,778	0
Other	0	0	0	0	17,578	17,578	0
Consumer
Equity	87	0	46	133	17,679	17,812	0
Auto	0	0	0	0	4,541	4,541	0
Other	0	0	18	18	8,220	8,238	0
Total	$87	$0	$897	$984	$272,805	$273,789	$0

14.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

							Recorded
	30-59	60-89	> 90			Total	Investment
	Days	Days	Days	Total		Financing	> 90 Days
December 31, 2014	Past Due	Past Due	Past Due	Past Due	Current	Receivables	and Accruing
Commercial
Operating	$0	$0	$673	$673	$33,216	$33,889	$0
Agricultural	0	0	0	0	46,022	46,022	0
Real estate, 1-4 family	0	0	0	0	40,476	40,476	0
Real estate, other	33	0	36	69	105,052	105,121	0
Residential real estate
Construction	0	0	0	0	4,214	4,214	0
Other	20	14	0	34	17,935	17,969	0
Consumer
Equity	0	40	33	73	18,113	18,186	0
Auto	0	0	0	0	4,650	4,650	0
Other	15	0	8	23	8,601	8,624	0
Total	$68	$54	$750	$872	$278,279	$279,151	$0

NOTE 9 FINANCING RECEIVABLES ON NONACCRUAL STATUS

The following table summarizes loans (in thousands) on nonaccrual status at the dates indicated.

	March 31, 2015	December 31, 2014
Commercial
Operating	$842	$673
Real estate, 1-4 family	0	179
Real estate, other	192	69
Residential real estate
Other	3	18
Consumer
Equity	86	99
Auto	2	0
Other	18	23
Total	$1,143	$1,061

NOTE 10 FAIR VALUES AND MEASUREMENTS OF FINANCIAL INSTRUMENTS

The Corporation defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Corporation utilizes a three-level fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes the three levels of inputs that may be used to measure fair value:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•	Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

In instances where inputs used to measure fair value fall into different levels in the above fair value hierarchy, fair value measurements, in their entirety, are categorized based on the lowest level input that is significant to the valuation. The Corporation’s assessment of the significance of particular inputs to these fair value measurements requires significant management judgment or estimation and considers factors specific to each asset or liability.

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

Evaluators apply this information to bond sectors and individual bond evaluations are then extrapolated. Within a given sector, evaluators have the ability to make daily spread adjustments for various attributes that include, but are not limited to, discounts, premiums, credit, alternative minimum tax (“AMT”), use of proceeds and callability. Analysts evaluate municipal securities backed by insurance, letters of credit, etc. When a municipal bond obtains insurance or other credit enhancements, a public rating is usually applied to the bond that is equal to the higher of (i) the published underlying rating or (ii) the rating of the bond insurer, guarantor or other credit enhancing entity’s rating. Certain insured bonds with no published underlying ratings may receive an internal credit assessment. Evaluators may use internal credit ratings as an input in the evaluation process. The weight placed on internal credit ratings in the evaluation process may vary from one municipal security to another depending on the availability of other market data.

Multiple quality control evaluation processes review available market, credit and deal level information to support the evaluation of securities, such as:

•	Explanations required for all high yield municipal security evaluations adjusted on a per security basis.
•	Explanations required for all high grade municipal security evaluation adjustments that break an internal tolerance level.
•	Daily review of market information and data changes (including ratings) that may have an impact on evaluations.
•	Review of unchanged evaluations and other applicable data.
•	Daily review of category adjustments to confirm directional moves are tracking daily market movements.
•	Daily reviews by managers of tolerance reports and of evaluator checklists to confirm processes are being followed.
•	Monthly management reviews of evaluator work samples (tolerance reports, client challenges and other evaluation-related matters).

U.S. Government and federal agencies and mortgage-backed securities

For agency/CMOs, depending upon the characteristics of a given tranche, a volatility-driven multi-dimensional spread table based, single cash flow stream model or an option-adjusted spread (“OAS”) model is used. If call information is available, the pricing model computes both a yield to call and a yield to maturity to derive an evaluated price for the bond by assuming the most probable scenario. Alternatively, the evaluator may utilize market conventions if different from model-generated assumptions.

A team of experienced fixed income evaluators and methodologists closely monitor the structured product markets, interest rate movements, new issue information and other pertinent data. Evaluations of tranches (volatile and non-volatile) are based on the interactive data model’s interpretation of accepted market modeling, trading and pricing conventions. The interactive data model determines tranche evaluations in four steps:

1.	Cash flows are generated with the deal files to determine principal and interest payments along with an average life.

2.	Spreads/yields are determined for non-volatile fixed and floating rate issues.

16.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	For agency/GSE CMOs, the model takes the average life for each tranche and matches it to the yield of the nearest point on either the swap curve or the “I” Treasury curve. It then uses that benchmark yield as the base yield.

•	Floating rate issues are evaluated by a discount margin (DM) calculation. The DM measures the difference between the yield of the issue (at an assumed speed and current index) and the current value of the index over which the security resets.

3.	Spreads are based on tranche characteristics such as average life, tranche type, tranche volatility, underlying collateral and the performance of the collateral and prevailing market conditions. Floating rate issues take life caps into account.

4.	The appropriate tranche spread or DM is applied to the corresponding benchmark. This value is then used to discount the cash flows to generate an evaluated price.

The following table presents information about the Corporation’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, and the valuation techniques used by the Corporation to determine those fair values.

	Quoted Prices in	Significant	Significant
(Dollar in thousands)	Active Markets	Observable	Unobservable
	For Identical	Inputs	Inputs
March 31, 2015	Assets (Level 1)	(Level 2)	(Level 3)	Balance
Assets
U.S. Government Agency securities	$0	$3,024	$0	$3,024
State and political subdivisions	0	6,570	0	6,570
Mortgage-backed securities	0	2,347	0	2,347
Total Assets	$0	$11,941	$0	$11,941
Liabilities	$0	$0	$0	$0

December 31, 2014
Assets
U.S. Government Agency securities	$0	$1,965	$0	$1,965
State and political subdivisions	0	6,596	0	6,596
Mortgage-backed securities	0	2,466	0	2,466
Total Assets	$0	$11,027	$0	$11,027
Liabilities	$0	$0	$0	$0

Securities characterized as having Level 2 inputs generally consist of obligations of U.S. Government and federal agencies, government-sponsored organizations and obligations of state and political subdivisions. There were no transfers in or out of Levels 1 and 2 for the period ending March 31, 2015.

The Corporation also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis. These assets consist primarily of impaired loans and other real estate owned (“OREO”).

17.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents financial assets and liabilities measured on a nonrecurring basis.

Fair Value Measurements at Reporting Date Using:

	Balance at
(In thousands)	March 31,	Level 1	Level 2	Level 3
2015
Impaired loans	$5,653	$0	$0	$5,653
Real estate acquired through foreclosure	2,293	0	0	2,293

	Balance at
(In thousands)	December 31,	Level 1	Level 2	Level 3
2014
Impaired loans	$5,526	$0	$0	$5,526
Real estate acquired through foreclosure	2,255	0	0	2,255

The fair value of impaired loans were primarily measured based on the value of the collateral securing these loans. Impaired loans are classified within level 3 of the fair value hierarchy. Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable. The Corporation determines the value of the collateral based on independent appraisals performed by qualified licensed appraisers. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Appraised values are discounted for costs to sell and may be discounted further based on management’s historical knowledge, changes in market conditions from the date of the most recent appraisal and/or management’s expertise and knowledge of the customer and the customer’s business. Such discounts by management are subjective and are typically significant unobservable inputs for determining fair value. Impaired loans are subject to nonrecurring fair value adjustments to reflect (1) partial write downs that are based on the observable market price or current appraised value of the collateral, or (2) the full charge-off of the loan carrying value. Included in the impaired balance at March 31, 2015 were troubled debt restructured loans with a balance of $4,542,000 having specified reserves of $258,000.

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value, based on current appraised value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less costs to sell. Management has determined fair value measurements on other real estate owned primarily through evaluations of appraisals performed, and current and past offers for the other real estate under evaluation. Due to the nature of the valuation inputs, foreclosed assets held for sale are classified within Level 3 of the valuation hierarchy.

Appraisals of other real estate owned are obtained when the real estate is acquired and subsequently as deemed necessary by management. Appraisals are reviewed for accuracy and consistency by the Bank’s credit risk department and are selected from the list of approved appraisers maintained by management. Appraisals are sometimes further discounted based on management’s expertise and knowledge of the customer and the customer’s business. Such discounts are typically significant unobservable inputs for determining fair value. In cases where the carrying amount exceeds the fair value, less costs to sell, a loss is recognized in noninterest expense. Additionally, any operating costs incurred after acquisition are also expensed.

18.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the estimated fair values of the Corporation’s financial instruments for the periods indicated.

			Quoted Prices	Significant
			In Active	Other	Significant
(Dollar amounts in thousands)			Markets for	Observable	Unobservable
	Carrying	Estimated	Identical Assets	Inputs	Inputs
March 31, 2015	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash equivalents and federal funds sold	$35,402	$35,402	$35,402	$0	$0
Securities available for sale	11,941	11,941	0	11,941	0
Other investment securities	2,209	2,209	0	0	2,209
Loans, net of allowance for loan loss	269,684	286,658	0	0	286,658
Accrued interest receivable	1,438	1,438	0	0	1,438

Financial Liabilities:
Noninterest-bearing deposits	$(48,498)	$(48,498)	$(48,498)	$0	$0
Interest-bearing deposits	(147,790)	(147,790)	0	(147,790)	0
Time deposits	(104,703)	(104,488)	0	(104,488)	0
FHLB advances	(1,663)	(1,614)	0	(1,614)	0
Accrued interest payable	(66)	(66)	0	0	(66)

			Quoted Prices	Significant
			In Active	Other	Significant
(Dollar amounts in thousands)			Markets for	Observable	Unobservable
	Carrying	Estimated	Identical Assets	Inputs	Inputs
December 31, 2014	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash equivalents and federal funds sold	$27,151	$27,151	$27,151	$0	$0
Securities available for sale	11,027	11,027	0	11,027	0
Other investment securities	2,209	2,209	0	0	2,209
Loans, net of allowance for loan loss	275,025	291,274	0	0	291,274
Accrued interest receivable	1,334	1,334	0	0	1,334

Financial Liabilities:
Noninterest-bearing deposits	$(50,350)	$(50,350)	$(50,350)	$0	$0
Interest-bearing deposits	(142,022)	(142,022)	0	(142,022)	0
Time deposits	(106,399)	(106,283)	0	(106,283)	0
FHLB advances	(1,692)	(1,374)	0	(1,374)	0
Accrued interest payable	(51)	(51)	0	0	(51)

Following is a description of the valuation methodologies used by management to measure financial assets and liabilities at fair value on a recurring basis and recognized in the Corporation’s accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.

•	Cash equivalents and federal funds sold – The carrying value of cash, amounts due from banks and federal funds sold assumed to approximate fair value.

•	Investment securities – Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using quoted prices of securities with similar characteristics or independent asset pricing services and pricing models, the inputs of which are market-based or independently sourced market parameters, including, but not limited to, yield curves, interest rates, volatilities, prepayments, defaults, cumulative loss projections and cash flows. Such securities are classified in Level 2 of the valuation hierarchy.

19.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	Other investment securities – principally consists of investments in Federal Home Loan Bank stock, which has limited marketability and is carried at cost.

•	Loans – The loan portfolio includes adjustable and fixed rate loans, the fair value of which is estimated using discounted cash flow analyses. To calculate discounted cash flows, the loans are aggregated into pools of similar types and expected repayment terms. The expected cash flows were based on historical prepayment experiences and estimated credit losses for non-performing loans and were discounted using current rates at which similar loans would be made to borrowers with similar credit ratings and similar remaining maturities. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

•	Accrued interest receivable – The carrying value of accrued interest receivable approximates fair value due to the short-term duration.

•	Noninterest-bearing deposits – The fair value of noninterest-bearing demand deposits, which have no stated maturity, were considered equal to their carrying amount, representing the amount payable on demand.

•	Interest-bearing deposits – The fair value of demand, money market and savings deposits, which have no stated maturity, were considered equal to their carrying amount, representing the amount payable on demand.

•	Time deposits – The fair value for fixed rate time deposits is estimated using a discounted cash flow calculation that applies interest rates currently being offered for time deposits with similar terms and remaining maturities.

•	FHLB advances – The fair value of long-term debt was estimated using a discounted cash flow calculation which utilizes the interest rates currently offered for borrowings of similar remaining maturities.

•	Federal funds purchased – The carrying value of federal funds borrowed is assumed to approximate fair value.

•	Accrued interest payable – The carrying value of accrued interest payable approximates fair value due to the short-term duration.

•	Other financial instruments – The fair value of other financial instruments, including loan commitments and unused letters of credit, is based on discounted cash flow analysis and is not material.

NOTE 11 STOCK-BASED COMPENSATION

The Corporation has two share-based compensation plans in existence; the 1997 Stock Option Plan (expired but having outstanding options that may still be executed) and the 2009 Incentive Stock Option Plan, which is described below.

The Corporation’s 2009 Incentive Stock Option Plan, which is shareholder approved, permits the granting of stock options to its employees. The plan permits the grant of incentive awards in the form of options, restricted stock and certain other stock-based awards to selected key employees on a periodic basis at the discretion of the board. The plan authorizes the issuance of up to 150,000 shares of common stock of which 55,250 shares are available for issuance as of March 31, 2015. Option awards are granted with an exercise price equal to the market price of the Corporation’s common stock at the date of grant and have an expiration period of ten years.

The fair value of each option award is estimated on the date of grant using the Black Scholes option valuation model that uses the assumptions noted in the table below. Expected volatilities are based on several factors including historical volatility of the Corporation’s common stock, implied volatility determined from traded options and other factors. The Corporation uses historical data to estimate option exercises and employee terminations to estimate the expected life of options. The risk-free interest rate for the expected term of the options is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected dividend yield is based on the Corporation’s expected dividend yield over the life of the options.

20.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Corporation did not grant any stock options during the first quarter of 2015. The fair value of options granted in 2014 was determined using the following weighted-average assumptions as of the date of grant,

2014
Dividend yield	3.15%
Risk-free interest rate	2.04%
Expected volatility	22.59%
Weighted average expected life	8 years
Weighted average per share fair value of options	$4.11

Intrinsic value represents the amount by which the fair market value of the Corporation’s stock, $27.55 at March 31, 2015, exceeds the exercise price of the stock options. At March 31, 2015, the aggregate intrinsic value of stock options outstanding and exercisable was $628,000 and $512,000, respectively, compared to an aggregate intrinsic value of $654,000 and $539,000 at December 31, 2014.

The following table summarizes stock option activity for the three months ended March 31, 2015.

		Weighted
	Number	Average
	of	Exercise
Stock Options	Options	Price
Outstanding options at January 1, 2015	69,375	$18.08
Granted	0	0.00
Exercised	(2,000)	13.25
Forfeited	0	0.00
Expired	0	0.00
Outstanding options at March 31, 2015	67,375	$18.22

Exercisable at March 31, 2015	44,775	$16.11

The fair value of options granted is amortized as compensation expense, recognized on a straight-line basis over the vesting period of the respective stock option grant. Compensation expense related to employees is included in personnel expense while compensation expense related to directors is included in other operating expense. The Corporation recognized compensation expense of $9,000 during the first quarter of 2015, related to the awards of nonrestricted stock options compared to $9,000 for the first quarter of 2014. At March 31, 2015, the Corporation had $56,000 of unrecognized compensation expense related to nonrestricted stock options. This remaining cost is expected to be recognized over a weighted average vesting period of approximately 22.4 months.

The following is a summary of outstanding and exercisable stock options at March 31, 2015.

	Number	Weighted Average	Number
	Of Shares	Remaining	Of Shares
Exercise Price	Outstanding	Contractual Life	Exercisable
$26.75	1,000	0.76 years	1,000
$12.30	12,250	4.37 years	12,250
$13.25	8,700	5.38 years	8,700
$17.40	9,800	6.37 years	9,800
$19.28	14,675	7.28 years	9,709
$21.35	9,950	8.36 years	3,316
$24.47	11,000	9.38 years	0
Total	67,375	6.78 years	44,775

21.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about the Corporation’s nonvested stock option activity for the three months ended March 31, 2015.

	Number	Weighted
	Of	Average
Nonvested Options	Options	Price
Nonvested options at January 1, 2015	22,600	$22.41
Granted	0	0.00
Vested	0	0.00
Forfeited	0	0.00
Nonvested options at March 31, 2015	22,600	$22.41

The fair value of restricted stock is equal to the fair market value of the Corporation’s common stock on the date of grant. Restricted stock awards are recorded as unearned compensation, a component of shareholders’ equity, and amortized to compensation expense over the vesting period. The Corporation recognized compensation expense of $24,000 during the first quarter of 2015, related to restricted stock grants compared to $21,000 for the first quarter of 2014. At March 31, 2015, the Corporation had approximately $144,000 of unrecognized compensation expense related to restricted stock awards. This remaining cost is expected to be recognized over a weighted average vesting period of approximately 21.9 months.

The following table summarizes restricted stock activity for the three months ended March 31, 2015.

		Weighted
	Nonvested	Average
	Number of	Grant Date
Restricted Stock	Shares	Fair Value
Nonvested balance at January 1, 2015	12,900	$21.95
Granted	0	0.00
Vested	0	0.00
Forfeited/expired	0	0.00
Nonvested balance at March 31, 2015	12,900	$21.95

22.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following review presents management’s discussion and analysis of the consolidated financial condition of Commercial Bancshares, Inc. and its wholly owned subsidiaries, Commercial Savings Bank and Commercial Financial and Insurance Agency, LTD at March 31, 2015, compared to December 31, 2014, and the consolidated results of operations for the quarter ended March 31, 2015, compared to the same period in 2014. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements and related footnotes.

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

Management believes there have been no changes with respect to its determinations regarding the Corporation’s critical accounting policies as disclosed in the Corporation’s annual report on Form 10-K for the fiscal year ended December 31, 2014.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties. Forward-looking statements include statements with respect to the Corporation’s beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimations, intentions and future performance, and involve known and unknown risks, uncertainties and other factors which may be beyond the Corporation’s control and which may cause the actual results, performances, achievements or financial condition of the Corporation to be materially different from future results, performances, achievements or financial condition expressed or implied by such forward-looking statements.

Forward-looking statements are based on various assumptions and may be identified by reference to a future period or periods, or by the use of forward-looking terminology such as “believe”, “anticipate”, “plan”, “intend” or other similar terms or variations on those terms or the future or conditional verbs such as “will”, “may”, “should” and “would”. Forward-looking statements are subject to numerous assumptions, risks and uncertainties and actual results could differ materially from historical results or those anticipated by such statements. These forward-looking statements may not be realized due to a variety of factors, including without limitation:

•	Governmental monetary and fiscal policies.
•	Effects of future economic, business and market conditions and changes.
•	Changes in accounting policies, rules and practices.
•	Risks of changes in interest rates on the levels, composition and costs of deposit, loan demand and the values and liquidity of loan collateral, securities and interest sensitive assets and liabilities.
•	Changes in borrower credit risks and payment behaviors.
•	Effects of competition from a wide variety of local, regional, national and other providers of financial services.
•	Failure of assumptions and estimates underlying the establishment of reserves for possible loan losses and other estimates.
•	Changes in technology or products that may be more difficult, costly or less effective than anticipated.

23.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

The Corporation has established various accounting policies which govern the application of U.S. generally accepted accounting principles (“GAAP”) in the preparation of its financial statements. Certain accounting policies involve significant judgments and assumptions by management which has a material impact on the reported amount of assets, liabilities, capital, revenues and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates on matters that are inherently uncertain. Because of the nature of the judgments and assumptions made by management, actual results could differ from estimates and have a material impact on the carrying value of assets, liabilities, capital or the results of operations of the Corporation.

Allowance for loan losses: The Corporation assesses the adequacy of its allowance for loan losses as of the end of each calendar quarter. The level of the allowance is based upon management’s evaluation of the loan portfolio, past loan experience, current asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect a borrower’s ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan loss rates and other pertinent factors. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. Loans are charged off, in whole or in part, when management believes that the full collectability of the loan is unlikely. A loan may be partially charged off after a “confirming event” has occurred which serves to validate that full repayment pursuant to the terms of the loan agreement is unlikely.

The Corporation deems loans impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement. Collection of all amounts due according to the contractual term means that both the interest and principal payments of a loan will be collected as scheduled in the loan agreement. An impairment allowance is recognized if the fair value of the loan is less than the recorded investment of the loan. The impairment is recognized through the allowance. Loans that are impaired are recorded at the present value of expected future cash flows discounted at the loan’s effective interest rate or if the loan is collateral dependent, impairment measurement is based on the fair value of the collateral, less estimated disposal costs.

In assessing the adequacy of the allowance, the Corporation also considers the results of its ongoing internal and independent loan review processes. The Corporation’s loan review process assists in determining whether there are loans in the portfolio whose credit quality has weakened over time and evaluating the risk characteristics of the entire loan portfolio. The Corporation’s loan review process includes the judgment of management, the input from independent loan reviewers and reviews that may have been conducted by bank regulatory agencies as part of their examination process. The Corporation incorporates loan review results in the determination of whether or not it is probable that it will be able to collect all amounts due according to the contractual terms of a loan.

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

24.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Corporation’s profitability, as with most financial institutions, is significantly dependent upon net interest income, which is the difference between interest received on interest-earning assets, such as loans and securities and the interest paid on interest-earning liabilities, principally deposits and borrowings. During a period of economic slowdown the lack of interest income from non-performing assets and an additional provision for loan losses can greatly reduce profitability. Results of operations are also affected by noninterest income, such as service charges on deposit accounts and fees on other services, income from lending activities and bank-owned life insurance as well as noninterest expenses such as salaries and employee benefits, occupancy, furniture and equipment, professional and other services, and other expenses, including income taxes. Economic conditions, competition and the monetary and fiscal policies of the Federal government significantly affect financial institutions.

Net income increased 1.8% to $773,000 for the three months ended March 31, 2015, compared to $759,000 for the three months ended March 31, 2014. Basic and diluted earnings per share for March 31, 2015 were $0.65 and $0.63, respectively, compared to $0.64 and $0.63 for the same period in 2014. The increase in net income was primarily due to a decrease in provision for loan losses, down $155,000 or 102.7% from a year ago. The Corporation’s credit quality improved considerably as average nonaccrual loans were down $1,830,000 or 61.1% to a level of $1,163,000 for the three month-period ended March 31, 2015 from average nonaccrual loans of $2,993,000 for the three month-period ended March 31, 2014.

The Corporation’s return on average equity and return on average assets for the three months ended March 31, 2015 was 8.99% and 0.93%, respectively, compared to 9.56% and 0.97% for the same period in 2014. The Corporation’s efficiency ratio, on a fully taxable equivalent basis was 70.26% for the first quarter of 2015 compared to 67.38% for the same period in 2014.

FINANCIAL CONDITION

Total assets were $338,984,000 at March 31, 2015, compared to $336,529,000 as of December 31, 2014, reflecting an increase of $2,455,000 or 0.7%. The increase in total assets was largely due to an increase in cash equivalents and federal funds sold of $8,251,000, or 30.4%, partially offset by a decrease of $5,341,000 or 1.9% in net loans. Total liabilities increased $1,793,000 or 0.6% to $304,096,000 as of March 31, 2015, compared to $302,303,000 at December 31, 2014. Shareholders’ equity increased $662,000 or 1.9% to $34,888,000 as of March 31, 2015, compared to $34,226,000 at December 31, 2014.

Cash equivalents and federal funds sold include working cash funds, due from banks, interest-bearing deposits in other financial institutions, items in process of collection and federal funds sold. The Bank is required to maintain average reserve balances with the Federal Reserve Bank based on average daily deposit balances and statutory reserve ratios prescribed by the type of deposit account. The average balance held in reserve for the three months ended March 31, 2015 was $4,144,000, compared to $5,424,000 for the same period in 2014. Cash equivalents and federal funds sold increased $8,251,000 or 30.4% to $35,402,000 at March 31, 2015 from $27,151,000 at December 31, 2014. The increase in cash equivalents and federal funds sold was largely due to a decrease of $5,341,000 in loan balances as well as an increase of $2,220,000 in deposit balances.

Investment securities, consisting of available for sale and other equity securities increased $914,000 or 6.9% to $14,150,000 at March 31, 2015, from $13,236,000 at December 31, 2014. The increase in investment securities was predominantly due to the purchase of two U.S. Government Agency securities during the first quarter. Securities available for sale are reported at fair value with unrealized holding gains and losses, based on the difference between amortized cost and fair value, reported net of deferred tax, as accumulated other comprehensive income (loss), a separate component of shareholders’ equity. Declines in the fair value of individual available for sale securities below their cost that are other-than-temporary result in write-downs of the individual securities to their fair values. Securities that are held as available for sale are used as a part of the Corporation’s asset/liability management strategy. Securities that may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital and other similar factors are classified as available for sale.

25.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At March 31, 2015, the investment portfolio consisted primarily of obligations of state and political subdivisions, mortgage-backed securities and U.S. Government Agency securities. To reduce the Corporation’s income tax burden, $6,570,000 or 46.4% of the Corporation’s investment portfolio as of March 31, 2015, was primarily invested in tax exempt obligations of state and political subdivisions, compared to $6,596,000 or 49.8% of available for sale securities as of December 31, 2014.

Loans are reported at their outstanding principal balances less unearned income, the allowance for loan losses and any deferred fees or costs on originated loans. Interest income from loans is accrued based on the principal balance outstanding. Loan origination fees, net of certain loan origination costs, are deferred and recognized as an adjustment to the related loan yield. Loans make up the largest component of total assets. At March 31, 2015, net loans of $269,684,000, representing 79.6% of total assets, decreased $5,341,000 or 1.9% from net loans of $275,025,000 at December 31, 2014. The decrease in net loans between periods was largely due to a decrease of $3,666,000 in the agricultural and commercial loan portfolio, primarily due to the pay off of a short-term cash-collateralized loan of $4,800,000 at the beginning of the year, reducing current balances, like amounts, in both commercial loans and noninterest-bearing demand deposits. Consumer real estate loans decreased $827,000 or 3.7% while installment and home equity loans decreased $495,000 and $374,000, respectively.

The Corporation’s loan portfolio represents its largest and highest yielding assets. The fundamental lending business of the Corporation is based on understanding, measuring and controlling the credit risk inherent in the loan portfolio. The Corporation’s loan portfolio is subject to varying degrees of credit risk. Credit risk entails both general risks, which are inherent in the process of lending, and risk specific to individual borrowers. The Corporation’s credit risk is mitigated through portfolio diversification, which limits exposure to any single customer, industry or collateral type. Typically, each consumer and residential lending product has a generally predictable level of credit losses based on historical loss experience. Home mortgage and home equity loans and lines generally have the lowest credit loss experience, while loans secured by personal property, such as auto loans, are generally expected to experience more elevated credit losses. Credit risk in commercial lending can vary significantly, as losses as a percentage of outstanding loans can shift widely during economic cycles and are particularly sensitive to changing economic conditions. Generally, improving economic conditions result in improved operating results on the part of commercial customers, enhancing their ability to meet their particular debt service requirements. Improvements, if any, in operating cash flows can be offset by the impact of rising interest rates that may occur during improved economic times. Declining economic conditions have an adverse effect on the operating results of commercial customers, limiting their ability to meet debt service obligations. The Corporation believes the general economic outlook remains stable without any clear or substantive trends in employment rates, real estate values or overall consumer or commercial confidence, spending or investment.

To control and manage credit risk, management has a credit process in place to ensure credit standards are maintained along with strong oversight and review procedures. The primary purpose of loan underwriting is the evaluation of specific lending risks and involves the analysis of the borrower’s ability to service the debt as well as the assessment of the value of the underlying collateral. Oversight and review procedures include the monitoring of portfolio credit quality, early identification of potential problem credits and the aggressive management of problem credits. Executive management has implemented the following measures to proactively manage credit risk in the loan portfolios:

•	Reviewed all underwriting guidelines for various loan portfolios and have strengthened underwriting guidelines where needed.

•	Evaluated outside loan review parameters, engaging the services of a well established firm to continue with such loan review, addressing not only specific loans but underwriting analysis, documentation, credit evaluation and risk identification.

•	Increased the frequency of quarterly internal reviews to monthly reviews of past due and delinquent loans to assess probable credit risks early in the delinquency process to minimize losses.

•	Aggressively seeks ownership and control, when appropriate, of real estate properties, which would otherwise go through time consuming and costly foreclosure proceedings to effectively control the disposition of such collateral.

26.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•	Aggressively obtaining updated financial information on commercial credits and performing analytical reviews to determine debt source capacities in business performance trends.

•	Engaged a well established auditing firm to analyze the Corporation’s loan loss reserve methodology and documentation.

The allowance for loan losses is established through a provision for loan losses charged to current earnings. The allowance for loan losses is maintained at a level estimated by management to absorb probable losses inherent in the loan portfolio and is based on management’s continuing evaluation of the portfolio, the related risk characteristics, and the overall economic conditions affecting the portfolio. This estimation is inherently subjective as it requires measures that are susceptible to significant revision as more information becomes available.

The Corporation’s methodology in determining the allowance for loan losses includes segmenting the loan portfolio into various components and applying various loss factors to estimate the amount of probable losses. The largest segment of the loan portfolio is comprised of credit-rated commercial loans, comprising 81% of total loans at March 31, 2015 and December 31, 2014. Credit-rated commercial loans include commercial and industrial loans along with loans to commercial borrowers that are secured by real estate (commercial property, multi-family residential property, 1-4 family residential property, and construction and land). For each loan within this segment, a credit rating is assigned based on a review of specific risk factors including (1) historical and projected financial results of the borrower, (2) market conditions of the borrower’s industry that may affect the borrower’s future financial performance, (3) business experience of the borrower’s management, (4) nature of the underlying collateral, if any, and (5) borrower’s history of payment performance.

When assigning a credit rating to a loan, management uses an internal, nine-level rating system in which a rating of one carries the lowest level of credit risk and is used for borrowers exhibiting the strongest financial condition. Loans rated one through five are deemed to be acceptable quality and are considered “Pass”. Loans that are deemed to be of questionable quality are rated six (special mention). Loans with adverse classifications (substandard or doubtful) are rated seven and eight, respectively. A loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the borrower characterized by a well defined weakness.

The outstanding amounts of credit-rated commercial loans are aggregated by credit rating, and management estimates the allowance for losses for each credit rating using loss factors based on historical loss experience and qualitative adjustments reflecting the current economic conditions and outlook for housing, employment, manufacturing, and consumer spending. The economic adjustments reflect the imprecision that is inherent in the estimates of probable loan losses, and are intended to ensure adequacy of the overall allowance amount. The loss factors assigned to each credit rating are adjusted based on management’s judgment, along with certain qualitative factors such as the trend and severity of problem loans that can cause the estimation of inherent losses to differ from historical experience. Any change to an individual credit rating may affect the amount of the related allowance.

The Corporation’s internal review process results in the periodic review of assigned credit ratings to reflect changes in specific risk factors. Commercial lines of credit are generally issued with terms of one year, and upon annual renewal, a full review of the specific risk factors to assess the appropriateness of the assigned credit ratings. Furthermore, loans classified as special mention, substandard or doubtful are placed on an internal watch list and undergo a credit rating review on a quarterly basis (special mention loans) or monthly basis (substandard and doubtful loans).

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

27.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Corporation’s allowance for loan losses has two basic components: a general reserve reflecting historical losses by loan category and loan classification, as adjusted by several factors whose effects are not reflected in historical loss ratios, and specific allowances for individually identified loans. General reserves are based upon historical loss experience by portfolio segment, measured and supplemented to address various risk characteristics of the Corporation’s loan portfolio, including:

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

At March 31, 2015 and December 31, 2014, the general reserve represented 93% of the total allowance for loan losses while the specified reserve accounted for 7% of the total. The severity of estimated losses on impaired loans can differ substantially from actual losses. The general reserve is calculated in two parts based on an internal risk classification of loans within each portfolio segment. General reserves on loans considered to be “classified” under regulatory guidance are calculated separately from loans considered to be “pass” rated under the same guidance. This segregation allows management to monitor the reserves related to higher risk loans separate from the remainder of the portfolio in order to better manage risk and ensure the sufficiency of reserves.

The allowance for loan losses is established and maintained at a level management deems adequate to cover losses inherent in the loan portfolio as of the balance sheet date and is based on management’s evaluation of the risks in the loan portfolio and changes in the nature and volume of loan activity. The amount of the allowance is affected by: (1) loan charge-offs, which decrease the allowance; (2) recoveries on loans previously charged off, which increase the allowance; and (3) the provision of possible loan losses charged to income, which increases the allowance. In determining the provision for possible loan losses, it is necessary for management to monitor fluctuations in the allowance resulting from actual charge-offs and recoveries and to periodically review the size and composition of the loan portfolio in light of current and anticipated economic conditions.

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

At March 31, 2015 and December 31, 2014, the allowance for loan losses stood at $4,105,000 and $4,126,000, respectively. The ratio of the allowance for loan losses to total loans was 1.50% and 1.48%. The ratio of annualized net charge-offs to average outstanding loans was 0.03% at March 31, 2015, down from 0.19% at year-end 2014. The Corporation credited back $4,000 to the allowance for loan losses for the three months ended March 31, 2015 to maintain the balance at an adequate level following net charge-offs of $17,000. This is compared to a loan loss provision of $151,000 for the three months ended March 31, 2014 following net charge-offs of $158,000.

28.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The methodology used in the periodic review of reserve adequacy, which is performed at least quarterly, is designed to be responsive to changes in portfolio credit quality and inherent credit losses. The changes are reflected in both the pooled formula reserve and in specific reserves as the collectability of larger classified loans is regularly recalculated with new information as it becomes available.

In addition, bank regulators, as an integral part of their supervisory functions, periodically review the Corporation’s loan portfolio and related allowance for loan losses. These regulatory agencies may require the Corporation to increase its provision for loan losses or to recognize further charge-offs based upon their judgments. An increase in the allowance for loan losses by these regulatory agencies could materially adversely affect the Corporation’s financial condition and results of operations.

Before loans are charged off, they typically go through a phase of non-performing status. Various stages exist when dealing with such non-performance. The first stage is simple delinquency, where customers consistently start paying late, 30, 60, 90 days at a time. These accounts may then be put on a list of loans to “watch” as they continue to under-perform according to original terms. Loans are placed on nonaccrual status when management believes the collection of the principal and interest is doubtful. A delinquent loan is generally placed on nonaccrual status when principal and/or interest is past due 90 days or more or if the financial strength of the borrower has declined or other facts would make the repayment of the loan suspect, unless the loan is well secured, or in the process of collection. When a loan is placed on nonaccrual, all interest which has been accrued is charged back against current earnings as a reduction in interest income, which adversely affects the yield on loans in the period of reversal. No additional interest is accrued on the loan balance until collection of both principal and interest becomes reasonably certain. Loans placed on nonaccrual status may be returned to accrual status after payments are received for a minimum of six consecutive months in accordance with the loan documents, and any doubt as to the loan’s full collectability has been removed or the troubled loan is restructured and evidenced by a credit evaluation of the borrower’s financial condition and the prospects for full payment.

The Corporation’s methodology for evaluating whether a loan is impaired begins with risk-rating credits on an individual basis. Loans with a pass rating represent those not classified on the Corporation’s rating scale for problem credits, as minimal credit risk has been identified. Loans classified as special mention have potential weaknesses that deserve management’s close attention. If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects. Loans classified as substandard have a well defined weakness that jeopardizes the repayment of the debt. Loans classified doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable. Loans rated as doubtful in whole, or in part, are placed on nonaccrual status.

Loans are placed on nonaccrual status when management believes the collection of principal and interest is doubtful, or when loans are past due as to principal and interest 90 days or more, except in certain circumstances when interest accruals are continued on loans deemed by management to be fully collateralized and in the process of being collected. At March 31, 2015 and December 31, 2014, there were no 90 day delinquent loans that were on accrual status. In such cases, the loans are individually evaluated in order to determine whether to continue income recognition after 90 days beyond the due dates.

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

29.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The allowance for loan losses, specifically related to impaired loans at March 31, 2015 and December 31, 2014 was $298,000 and $302,000, respectively, related to loans with principal balances of $3,859,000 and $3,886,000. Impaired loans with no related allowance recorded at March 31, 2015 totaled $2,092,000 compared to $1,942,000 at December 31, 2014. The Corporation’s financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on the loan portfolio, unless a loan is placed on nonaccrual status. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected. For the three months ended March 31, 2015, the Corporation received interest payments of $62,000 related to impaired loans totaling $5,951,000, compared to interest payments of $89,000 related to impaired loans totaling $10,368,000 for the same period in 2014.

Management’s general practice is to proactively charge down loans individually evaluated for impairment to the fair value of the underlying collateral. Consistent with regulatory guidance, charge-offs on all loan segments are taken when specific loans, or portions thereof, are considered uncollectible. The Corporation’s policy is to promptly charge these loans off in the period the uncollectible loss is reasonably determined. Management believes by taking a proactive position on identifying problems and determining their ultimate collectability, using both internal and external portfolio loan reviews, that any potential losses which may be incurred on these credits in the future are incorporated into its analysis of the adequacy of the Corporation’s allowance for loan losses.

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

Troubled debt restructured loans totaled $4,542,000 at March 31, 2015 and represented five credit relationships in which economic concessions were granted to borrowers to better align the terms of their loans with their current ability to pay. Troubled debt restructured balances are down slightly from $4,557,000 at December 31, 2014. As of March 31, 2015, 81% of all restructured loans were performing to the terms of the restructure. The specified reserve required for these TDRs, whether collateral dependent or not, was $258,000, representing 6% of the total loan loss reserve and 87% of the total specified reserve. There are no commitments to lend additional amounts to borrowers with loans that are classified as troubled debt restructurings as of March 31, 2015.

Non-performing assets include nonaccrual loans as well as other real estate owned and other repossessed assets. Non-performing loans are comprised of loans on nonaccrual status along with loans that are contractually past due 90 days or more but have not been classified as nonaccrual. At March 31, 2015, the Corporation had $1,143,000 in non-performing loans, or 0.42% of total loans, a slight increase from non-performing loans of $1,061,000 or 0.38% of total loans at December 31, 2014. At March 31, 2015, non-performing loans by loan portfolio category were as follows: $842,000 in commercial operating loans; $192,000 in other commercial real estate loans; $106,000 in consumer loans and $3,000 in residential mortgage loans. Management evaluated non-performing loans at March 31, 2015 and believes they have charged off, written down or established adequate loss reserves on problem loans that have been identified. At March 31, 2015, no other interest-bearing assets were required to be disclosed.

30.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other assets, including premises and equipment, accrued interest receivable, bank-owned life insurance, OREO and other repossessed assets, assets held for sale and other assets decreased $1,369,000 or 6.5% to $19,748,000 at March 31, 2015 from $21,117,000 at December 31, 2014. The decrease in other assets was primarily due to the sale of a branch property during the first quarter that was valued at $1,178,000 and classified as assets held for sale at year-end 2014.

OREO is comprised of properties acquired by the Corporation in partial or total satisfaction of problem loans. OREO and other repossessed assets are initially recorded at the lower of cost or fair value on the date of acquisition less estimated costs of disposal (net realizable value). Losses existing at the time of acquisition of such properties are charged against the allowance for loan losses. Subsequent write-downs that may be required are expensed as incurred. Gains and losses realized from the sale of OREO and other repossessed assets, as well as valuation adjustments, are included in noninterest expense as well as expenses of operation. During the three months ended March 31, 2015, two properties with a carrying value of $46,000 were added to OREO. Also during that time, capital improvement adjustments totaling $52,000 were made to an existing property in OREO. In addition, a write down of $60,000 was taken against an existing property held in OREO and was charged to earnings. At March 31, 2015, the Corporation held four properties with a carrying value $2,258,000 in OREO and $35,000 in other repossessed assets compared to two properties with a carrying value of $2,220,000 and $35,000 in other repossessed assets at December 31, 2014.

Total deposits increased $2,220,000 or 0.7% to $300,991,000 at March 31, 2015 from $298,771,000 at December 31, 2014. The increase in deposits was largely due to management’s continued focus of attracting customers into lower cost funding accounts while allowing higher cost funding to run off. The Bank offers a broad selection of deposit accounts, including noninterest-bearing demand deposits (such as checking accounts), interest-bearing checking accounts, money market accounts, savings accounts and certificates of deposits. Included in the certificates of deposit balances at March 31, 2015 were $37,728,000 of reciprocal certificates of deposits offered under the Certificate Deposit Account Registry Service (“CDARS”), a program in which the Bank participates. Under the CDARS program, participating banks are able to match customer’s deposits that would otherwise exceed the limits for FDIC insurance with certificates of deposits offered at other participating banks and thereby provide FDIC insurance to these excess deposits.

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

The Corporation utilizes both short-term and long-term borrowings as an alternate funding source to deposits and can be used to fund the Corporation’s liquidity needs. Short-term borrowings, which include federal funds purchased, are borrowings from other banks that mature daily. FHLB advances are loans from Federal Home Loan Bank that can mature daily or have longer maturities for fixed or floating rates of interest. FHLB borrowings are generally used to provide additional funding for loan growth when it is in excess of deposit growth and to manage interest rate risk, but can also be used as an additional source of liquidity for the Corporation. Borrowed funds totaled $1,663,000 at March 31, 2015, a decrease of $29,000 or 1.7% from borrowed funds of $1,692,000 at December 31, 2014. The Corporation’s borrowing capacity at FHLB totaled $30,087,000 of which $16,924,000 was available at March 31, 2015. Management believes the Corporation has adequate liquidity to meet their commitments for the foreseeable future.

31.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Shareholders’ equity grew to $34,888,000 at March 31, 2015 from $34,226,000 as of December 31, 2014, an increase of $662,000 or 1.9%. The increase in equity was primarily attributable to current earnings of $773,000 plus adjustments related to stock-based compensation expense, stock option accounting and deferred compensation plan activity. The Corporation declared cash dividends of $0.19 per share for the three months ended March 31, 2015, decreasing equity by $227,000. Included in shareholder’s equity is accumulated other comprehensive income which includes the net after-tax impact of unrealized gains or losses on investment securities classified as available for sale. Such unrealized gains or losses are generally due to changes in interest rates and represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities classified as available for sale.

During the three months ended March 31, 2015, the Corporation returned 29.43% of earnings through dividends of $227,000 at $0.190 per share, compared to a return on earnings of 25.69% through dividends of $195,000 at $0.165 per share for the same period in 2014. Average shareholders’ equity to average assets was 10.39% for the three months ended March 31, 2015 compared to 10.13% for the three months ended March 31, 2014.

RESULTS OF OPERATIONS

Net income, after taxes for the three months ended March 31, 2015 was $773,000, or $0.63 per diluted share, an increase of $14,000 or 1.8% compared to $759,000 or $0.63 per diluted share for the same period in 2014. The increase in net income between periods was largely due to a decrease of $155,000 in provision for loan losses, partially offset by an increase in noninterest expense and a decrease in noninterest income.

Net interest income, by definition, is the difference between interest income generated on interest-earning assets and the interest expense incurred on interest-bearing liabilities. Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest-earning assets in relation to interest-bearing liabilities. For comparative purposes, income from tax exempt securities has been adjusted to a tax equivalent basis using the federal statutory tax rate of 34% and a 20% disallowance of interest expense deductibility under the Tax Equity and Fiscal Responsibility Act (“TEFRA”) rules. Net interest margin is calculated by expressing tax equivalent net interest income as a percentage of average interest-earning assets and represents the Corporation’s net yield on its earning assets. Net interest margin is an indicator of the Corporation’s effectiveness in generating income from its earning assets. Net interest margin is affected by the structure of the balance sheet as well as by competitive pressures, Federal Reserve regulatory and monetary policies and the economy.

On a tax equivalent basis, net interest margin, expressed as a percentage of average earning assets, was 4.39% for the three months ended March 31, 2015, compared to 4.58% for the three months ended March 31, 2014. Interest spread, which is the average yield on interest-earning assets minus the average rate paid on interest- bearing liabilities, was 4.32% for the three months ended March 31, 2015, compared to 4.51% for the same period in 2014. Net interest income on a fully taxable equivalent basis increased $22,000 or 0.7%, to $3,345,000 for the three months ended March 31, 2015 from $3,323,000 for the same period in 2014. The increase in net interest income was primarily attributable to growth of the loan portfolio. The Corporation’s overall cost of funds in 2015 remained relatively consistent at 0.36% for the three months ended March 31, 2015 compared to 0.38% for the same period in 2014, while average yields on earning assets decreased by 21 basis points to 4.68% from 4.89%. The yield on earning assets saw a slight decrease primarily due to lower average interest rates on investment securities, decreasing 18 basis points to 4.43% for the three months ended March 31, 2015 from 4.61% for the same period in 2014. This decrease in yield on earning assets was also partially due to an increase in cash due from the Federal Reserve Bank between periods, from an average of $15,252,000 for the first three months of 2014 to an average of $25,183,000 for the three months ended March 31, 2015.

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

TABLE 1  YIELD ANALYSIS

For the three-month period ended March 31, 2015 and 2014.

(Dollar amounts in thousands)

	Three Months Ended March 31,
	2015			2014
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Federal funds sold	$25,183	$15	0.24%	$15,252	$9	0.24%
Investment securities:
Taxable securities (1)	7,140	48	2.73	7,300	54	3.00
Tax exempt securities (1)	6,595	102	6.27	8,365	124	6.01
Loans (2) (3)	270,444	3,405	5.11	263,399	3,360	5.17
Earning assets	309,362	3,570	4.68%	294,316	3,547	4.89%
Other assets	26,274			23,693
Total assets	$335,636			$318,009

Interest-bearing demand deposits	$116,555	23	0.08%	$123,108	24	0.08%
Savings deposits	26,611	2	0.03	25,218	2	0.03
Time deposits	107,935	191	0.72	87,415	188	0.87
Borrowed funds	1,688	9	2.16	1,884	10	2.15
Interest-bearing liabilities	$252,789	225	0.36%	$237,625	224	0.38%
Noninterest-bearing demand deposits	46,195			46,682
Other liabilities	1,783			1,500
Shareholders’ equity	34,869			32,202
Total liabilities and shareholders’ equity	$335,636			$318,009

Net interest income		$3,345			$3,323

Interest rate spread			4.32%			4.51%
Net interest margin (4)			4.39%			4.58%

(1)	Average yields on all securities have been computed based on amortized cost. Income on tax exempt securities has been computed on a tax equivalent basis using a 34% federal tax rate and a 20% disallowance of interest expense deductibility under TEFRA rules. The amount of such adjustment was $38,000 and $43,000 for the quarter ended March 31, 2015 and 2014, respectively.
(2)	Average balance is net of deferred loan fees of $589,000 and $541,000 for the three months ended March 31, 2015 and 2014, respectively.
(3)	Interest income includes loan fees of $118,000 and $101,000 for the three-month period ended March 31, 2015 and 2014, respectively, as well as $40,000 and $47,000 of deferred dealer reserve expense for the same years.
(4)	Net interest margin is the ratio of annualized tax equivalent net interest income to average earning assets.

33.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest and fee income, on a fully taxable equivalent basis totaled $3,570,000 for the three months ended March 31, 2015, an increase of $23,000 or 0.7% from $3,547,000 for the same period in 2014. Average net loans, representing 87.4% and 89.5% of average earning assets at March 31, 2015 and 2014, respectively, increased $7,045,000 or 2.7%, while the average tax equivalent yield earned decreased 6 basis points. Average federal funds invested, representing 8.1% and 5.2% of average earning assets at March 31, 2015 and 2014, respectively, increased $9,931,000 or 65.1%, with no change in the average yield earned between periods. Average investment securities, representing 4.4% and 5.3% of average earning assets at March 31, 2015 and 2014, respectively, decreased $1,930,000 or 12.3%, while the average tax equivalent yield earned decreased 18 basis points. The increase in interest income between periods was largely driven by an increase in average loan volume.

Interest expense totaled $225,000 for the three months ended March 31, 2015 compared to interest expense of $224,000 for the three months ended March 31, 2014. Average interest-bearing demand deposits, representing 46.1% and 51.8% of average interest-bearing liabilities at March 31, 2015 and 2014, respectively, decreased $6,553,000 or 5.3%, while the average rate paid remained unchanged between periods. Average time deposits, representing 42.7% and 36.8% of average interest-bearing liabilities at March 31, 2015 and 2014, respectively, increased $20,520,000 or 23.5%, while the average rate paid decreased 15 basis points between periods. Average borrowings, representing 0.7% and 0.8% of average interest-bearing liabilities at March 31, 2015 and 2014, respectively, decreased $196,000 or 10.4% with relatively no change in the average rate paid between periods. The decrease in interest expense between periods was primarily the result of the Corporation’s interest-bearing liabilities repricing at lower interest rates, primarily certificates of deposit balances.

The Corporation establishes an allowance for loan losses through charges to earnings, which are shown in the statements of operations as the provision for loan losses. Through the provision for loan losses, an allowance is maintained that reflects management’s best estimate of probable incurred loan losses related to specifically identified loans as well as the inherent risk of loss related to the remaining portfolio. In evaluating the allowance for loan losses, management considers various factors that include loan growth, the amount and composition of the loan portfolio, (including non-performing and potential problem loans), diversification, or conversely, concentrations by industry, geography or collateral within the portfolio, historical loan loss experience, current delinquency levels, the estimated value of the underlying collateral, prevailing economic conditions and other relevant factors. Loan charge-offs are recorded to this allowance when loans are deemed uncollectible, in whole or in part. Impacting the provision for loan losses in any accounting period are several factors including the amount of loan growth during the period, segregated by loan type, the level of charge-offs during the period, the changes in the amount of impaired loans, changes in risk ratings assigned to loans, specific loan impairments, credit quality, and ultimately, the results of management’s assessment of the inherent risks of the loan portfolio.

The Corporation’s credit quality has improved dramatically as average nonaccrual loans have decreased $1,830,000 or 61.1% to $1,163,000 for the first quarter of 2015 from $2,993,000 for the first quarter of 2014. Average net loans have increased $7,045,000 or 2.7% to $270,444,000 for the first quarter of 2015 from $263,399,000 for the first quarter of 2014. During this same period, the Corporation’s average impaired loans decreased $4,788,000 or 45.2% to a level of $5,815,000 from $10,603,000. With the improvement in credit quality, the Corporation decreased the provision for loan losses by $155,000 or 102.7% from $151,000 for the three months ended March 31, 2014 to a recovery of $4,000 for the three months ended March 31, 2015. Even with this reduction in the provision for loan losses, the overall total allowance for loan losses to total loans was 1.50% and the ratio of non-performing loans to loan loss reserve was 28.2% for the three months ended March 31, 2015 compared to 1.63% and 68.7%, respectively, for the three months ended March 31, 2014. The overall credit quality of the loan portfolio has improved significantly over the past two years due to management’s continued focus on enforcement of a strong credit environment and an aggressive position in loan work-out situations.

Management considers the allowance for loan losses at March 31, 2015 adequate to cover loan losses based on its assessment of various factors affecting the loan portfolio, including the level of problem loans, overall delinquencies, business conditions, estimated collateral values and loss experience. A decline in local and national economic conditions, or other factors, could result in a material increase in the allowance for loan losses which could adversely affect the Corporation’s financial condition and results of operations. Further information relating to factors affecting the allowance for loan losses is discussed under Financial Condition.

34.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest income consists primarily of fees and commissions earned on services that are provided to the Corporation’s banking customers, income generated from the leasing of office space, third-party mortgage referral fee income and to a lesser extent, net gains and losses on sales of OREO and other repossessed assets and other miscellaneous income. Noninterest income for the three months ended March 31, 2015 was $509,000, compared to noninterest income of $560,000 for the three months ended March 31, 2014. Following are some of the more significant factors affecting noninterest income in 2015:

•	A decrease of $28,000 or 7.8% in service and overdraft fees, largely driven by a decline in the volume of nonsufficient funds (“NSF”) activity.

•	A decrease of $41,000 in net gains on the sale of bank premises and equipment reflecting the sale of a drive-through branch during the first quarter of 2014.

•	An increase of $23,000 or 38.3% in third-party mortgage referral fee income, primarily due to an increase in mortgage production as a result of the escalated demand in home purchases and refinancing due in part to the low interest rate environment.

Noninterest expense consists primarily of personnel, occupancy, equipment and other operating expenses. Noninterest expense for the three months ended March 31, 2015 was $2,694,000 compared to noninterest expense of $2,593,000 for the three months ended March 31, 2014. Following are some of the more significant factors affecting noninterest expense in 2015:

•	An increase of $27,000 or 1.9% in salaries and employee benefits, largely reflecting an increase in salary and bonus expense, primarily due to annual merit increases as well as an increase in employee compensation costs relating to stock option awards, partially offset by a decrease in hospitalization expense.

•	A decrease of $14,000 or 4.2% in premises and equipment expense, largely reflecting decreases in premises and equipment depreciation expense due to the sale of a branch office during the fourth quarter of 2014, partially offset by an increase in computer equipment depreciation expense reflecting capital purchases during the fourth quarter of 2014.

•	An increase of $134,000 or 223.3% in other real estate owned and other miscellaneous loan expense, due primarily to realized holding losses or write downs on the valuation of OREO properties as well as an increase in maintenance costs and property taxes associated with these assets. OREO properties could also be subject to future valuation adjustments as a result of updated appraisal information and further deterioration in real estate values, thus causing fluctuations in other real estate loan expense. Additionally, the Corporation will continue to incur expenses associated with maintenance costs and property taxes associated with these assets until they are sold.

•	A decrease of $13,000 in net loss on repossessed asset sales.

•	A decrease of $22,000 or 7.8% in other operating expenses, largely reflecting a credit adjustment of $17,000 related to the estimated loss taken on the sale of a branch office during the fourth quarter of 2014.

The Corporation’s pre-tax income for the three months ended March 31, 2015 totaled $1,126,000, resulting in a tax provision of $353,000 compared to pre-tax income of $1,096,000 and a tax provision of $337,000 for the three months ended March 31, 2014. The Corporation’s effective tax rate for the first quarter of 2015 was 31.3%, compared to 30.8% for the first quarter in 2014. The difference between the Corporation’s effective tax rate and the statutory rate is primarily attributable to the Corporation’s tax exempt income. Tax exempt income includes income earned on certain state and political subdivisions securities that qualify for state and/or federal income tax exemption and the Corporation’s earnings on Bank-owned life insurance policies, which are exempt from federal taxation.

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

The Corporation’s liquidity ratio at March 31, 2015 was 11.45% compared to 8.71% at December 31, 2014. Another measure of liquidity is the relationship of net loans to deposits and borrowed funds with lower ratios indicating greater liquidity. At March 31, 2015, the ratio of net loans to deposits and borrowed funds was 89.11% compared to 91.53% at December 31, 2014.

As presented in the accompanying unaudited Consolidated Statements of Cash Flows, the sources of liquidity vary between periods. The Corporation’s cash equivalents and federal funds sold at March 31, 2015 totaled $35,402,000, compared to cash and cash equivalents of $19,645,000 at March 31, 2014. The primary sources of funds during the first three months of 2015 included $5,313,000 in loan repayments (net of loan originations), $2,220,000 increase in net deposits, $1,236,000 in proceeds from the disposition of premises and equipment and $596,000 in net cash provided by operating activities. The primary uses of funds during the three months ended March 31, 2015 included $1,040,000 in investment security purchases and $227,000 in cash dividends.

The primary sources of funds during the three months ended March 31, 2014 included $2,560,000 increase in net deposits, $726,000 in pay downs and maturities of investment securities and $540,000 in net cash provided by operating activities. The primary uses of funds during the three months ended March 31, 2014 included the repayment of $1,757,000 in federal funds purchased, $311,000 in loan originations (net of principal collections) and $195,000 in cash dividends.

CAPITAL RESOURCES

Banking regulations have established minimum capital requirements for banks including risk-based capital ratios and leverage ratios. Regulations require all banks to have a minimum total risk-based capital ratio of 8.0%, with half of the capital composed of core capital. On January 1, 2015, the final rules of the Federal Reserve Board went into effect implementing in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Under the final rule, minimum requirements increased for both the quality and quantity of capital held by banking organizations. The rule requires a new minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5 percent and a common equity tier 1 capital conservation buffer of 2.5 percent of risk-weighted assets that will apply to all supervised financial institutions. The capital conservation buffer does not come into effect until January 1, 2016. The rule also raises the minimum ratio of tier 1 capital to risk-weighted assets from 4 percent to 6 percent and includes a minimum leverage ratio of 4 percent for all banking organizations.

The Bank continues to be well-capitalized in accordance with Federal regulatory capital requirements as shown by the following capital ratios for the quarter ended March 31, 2015:

Common equity tier 1 capital ratio	12.3%
Tier 1 capital ratio	12.3%
Total capital ratio	13.6%
Tier 1 leverage ratio	10.1%
Capital conservation buffer (effective January 1, 2016)	0.0%

36.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 2  CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Corporation has certain obligations and commitments to make future payments under contract. The following table presents the Corporation’s contractual obligations and commitments (in thousands) at March 31, 2015:

Contractual Obligations

	Payments Due by Period
		Less Than			After
	Total	One Year	1-3 Years	3-5 Years	5 Years
Time deposits and certificates of deposit	$104,703	$60,152	$25,297	$16,068	$3,186
Borrowed funds	1,663	0	0	0	1,663
Total contractual obligations	$106,366	$60,152	$25,297	$16,068	$4,849

Other Commitments

	Amount of Commitment – Expiration by Period
		Less Than			After
	Total	One Year	1-3 Years	3-5 Years	5 Years
Commitments to extend commercial credit	$28,810	$14,228	$3,821	$2,445	$8,316
Commitments to extend consumer credit	11,950	1,008	3,988	3,849	3,105
Standby letters of credit	47	47	0	0	0
Total other commitments	$40,807	$15,283	$7,809	$6,294	$11,421

Other obligations and commitments which are not included above include the deferred compensation plan, index plan reserve and split dollar life insurance. The timing of payments for these plans is unknown. See Note 1 of the 2014 Annual Report for additional details.

Items listed under “Contractual Obligations” represent standard bank financing activity under normal terms and practices. Such funds normally rollover or are replaced by like items depending on then-current financing needs. Items shown under “Other Commitments” also represent standard bank activity, but for extending credit to bank customers. Commercial credits generally represent lines of credit or approved loans with drawable funds still available under the contract terms. On an on-going basis, approximately half of these amounts are expected to be drawn. Consumer credits generally represent amounts drawable under revolving home equity lines or credit card programs. Such amounts are usually deemed less likely to be drawn upon in total as consumers tend not to draw down all amounts on such lines. Utilization rates tend to be fairly constant over time. Standby letters of credit represent guarantees to finance specific projects whose primary source of financing comes from other sources. In the unlikely event of the other source’s failure to provide sufficient financing, the bank would be called upon to fill the need. The Corporation is also continually engaged in the process of approving new loans in a bidding competition with other banks. Management and Board committees approve the terms of these potential new loans with conditions and/or counter terms made to the applicant customers. Customers may accept the terms, make a counter proposal, or accept terms from a competitor. These loans are not yet under contract, but offers have been tendered and would be required to be funded if accepted. Such agreements represent approximately $13,957,000 at March 31, 2015 in varying maturity terms.

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

The two primary methods to monitor and manage interest rate risk are rate-sensitivity gap analysis and review of the effects of various interest rate shock scenarios. Based upon ALCO’s review, there has been no significant change in the interest rate risk of the Corporation since year-end 2014. (See Quantitative and Qualitative Disclosures about Market Risk in the Annual Report to Shareholders for the year ended December 31, 2014.)

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

There was no change in the Corporation’s internal control over financial reporting that occurred during the Corporation’s fiscal quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

38.

COMMERCIAL BANCSHARES, INC.
FORM 10-Q
Quarter ended March 31, 2015
PART II – OTHER INFORMATION

Item 1	Legal Proceedings

There are no matters required to be reported under this item.

Item 1A	Risk Factors

There have been no material changes from risk factors as previously disclosed in Part 1, Item 1.A. of Commercial Bancshares, Inc.’s 10-K filed on March 16, 2015.

Item 2	Unregistered Sales of Securities and Use of Proceeds

For the three months ended March 31, 2015, the Corporation purchased 2,190 shares totaling $56,239 to fund acquisitions made by participating directors under the Commercial Savings Bank Deferred Compensation Plan, a nonqualified deferred compensation plan. Shares are purchased by the Corporation on the open market and are credited to the respective accounts of the deferred compensation plan participants. None of the acquisitions by plan participants were registered with the Securities and Exchange Commission, but were made in reliance upon exemption from registration contained in Section 4(a) (2) of the Securities Act of 1933.

Except as otherwise indicated above, there were no shares repurchased by the Corporation during the three months ended March 31, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
01/01/15 - 01/31/15	0	$0.00	0	23,548

02/01/15 - 02/28/15	2,190	$25.19	0	23,548

03/01/15 - 03/31/15	0	$0.00	0	23,548

Total	0	$0.00	0	23,548

Item 3	Defaults upon Senior Securities

There are no matters required to be reported under this item.

Item 4	Mine Safety Disclosures

Not applicable

Item 5	Other Information

There are no matters required to be reported under this item.

39.

COMMERCIAL BANCSHARES, INC.
FORM 10-Q
Quarter ended March 31, 2015
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

COMMERCIAL BANCSHARES, INC.
(Registrant)

Date:	May 14, 2015	/s/ Robert E. Beach
(Signature)
Robert E. Beach
President and Chief Executive Officer

Date:	May 14, 2015	/s/ Scott A. Oboy
(Signature)
Scott A. Oboy
Executive Vice President and Chief Financial Officer

41.