Form 10-Q
period 2015-06-30
COMMERCIAL BANCSHARES INC \OH\
filed 2015-08-14
CIK 1009976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2015. Commission File Number 000-27894

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

As of August 14, 2015, the latest practicable date, there were 1,199,212 outstanding of the registrant’s common stock, no par value.

COMMERCIAL BANCSHARES, INC.

2.

COMMERCIAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

	(Unaudited)
	June 30,	December 31,
	2015	2014
ASSETS
Cash and cash equivalents	$5,141	$4,994
Federal funds sold	14,125	22,157
Cash equivalents and federal funds sold	19,266	27,151

Securities available-for-sale	11,719	11,027
Securities held-to-maturity	740	0
Other investment securities	2,209	2,209
Total loans	277,996	279,151
Allowance for loan losses	(4,096)	(4,126)
Loans, net	273,900	275,025
Premises and equipment, net	5,823	6,068
Accrued interest receivable	1,206	1,334
Bank-owned life insurance	9,026	8,908
Other real estate owned and other repossessed assets	1,056	2,255
Assets classified as held for sale	0	1,178
Other assets	1,437	1,374

Total assets	$326,382	$336,529

LIABILITIES
Deposits
Noninterest-bearing demand	$56,337	$50,350
Interest-bearing demand	112,294	115,865
Savings and time deposits less than $250,000	111,754	125,337
Time deposits $250,000 and greater	7,312	7,219
Total deposits	287,697	298,771
FHLB advances	1,633	1,692
Accrued interest payable	68	51
Other liabilities	1,488	1,789
Total liabilities	290,886	302,303

SHAREHOLDERS' EQUITY
Common stock, no par value; 4,000,000 shares authorized,
1,198,936 shares issued and 1,198,766 outstanding in 2015
1,193,248 shares issued and 1,193,078 outstanding in 2014	12,444	12,177
Retained earnings	24,124	22,987
Unearned compensation	(120)	(168)
Deferred compensation plan shares; at cost,
59,765 shares in 2015 and 55,360 shares in 2014	(1,144)	(1,022)
Treasury stock; 170 shares in 2015 and 2014	(4)	(4)
Accumulated other comprehensive income	196	256
Total shareholders' equity	35,496	34,226

Total liabilities and shareholders' equity	$326,382	$336,529

See notes to the consolidated financial statements.

3.

COMMERCIAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Dollar amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Interest income
Interest and fees on loans	$3,570	$3,428	$6,973	$6,785
Interest on investment securities:
Taxable	48	53	96	106
Tax exempt	70	82	136	165
Federal funds sold	16	6	31	15
Total interest income	3,704	3,569	7,236	7,071
Interest expense
Interest on deposits	210	204	427	418
Interest on borrowings	9	11	18	20
Total interest expense	219	215	445	438

Net interest income	3,485	3,354	6,791	6,633
Provision for loan losses	57	110	53	261
Net interest income after provision for loan losses	3,428	3,244	6,738	6,372

Noninterest income
Service fees and overdraft charges	349	373	682	734
Gain (loss) on sale of bank premises and equipment	0	(1)	0	40
Other income	146	144	322	301
Total noninterest income	495	516	1,004	1,075

Noninterest expense
Salaries and employee benefits	1,483	1,412	2,936	2,838
Premises and equipment	274	291	597	628
Other real estate owned and miscellaneous loan expense	219	49	413	109
Professional fees	97	95	206	204
Data processing	47	50	98	94
Software maintenance	118	102	228	202
Advertising and promotional	62	55	131	113
FDIC deposit insurance	60	62	120	128
Franchise tax	60	106	124	203
Loss on repossessed asset sales, net	32	3	32	16
Other operating expense	297	300	556	582
Total noninterest expense	2,749	2,525	5,441	5,117

Income before income taxes	1,174	1,235	2,301	2,330
Income tax expense	353	370	707	706

Net income	$821	$865	$1,594	$1,624

Basic earnings per common share	$0.68	$0.73	$1.33	$1.37
Diluted earnings per common share	$0.67	$0.72	$1.31	$1.35

See notes to the consolidated financial statements.

4.

COMMERCIAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(Dollar amounts in thousands)

	Three Months Ended
	June 30,
	2015	2014

Net Income	$821	$865

Unrealized holding gain (loss) on securities:
Net securities loss during the period	(91)	(21)
Tax effect	(31)	(7)
Other comprehensive loss, net of tax	(60)	(14)
Comprehensive income, net of tax	$761	$851

	Six Months Ended
	June 30,
	2015	2014

Net Income	$1,594	$1,624

Unrealized holding gain (loss) on securities:
Net securities loss during the period	(90)	(38)
Tax effect	(30)	(13)
Other comprehensive loss, net of tax	(60)	(25)
Comprehensive income, net of tax	$1,534	$1,599

See notes to the consolidated financial statements.

5.

COMMERCIAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
(Unaudited)

(Dollar amounts in thousands, except per share data)

	Six Months Ended
	June 30,
	2015	2014

Balance at beginning of period	$34,226	$31,588

Net income	1,594	1,624
Other comprehensive loss	(60)	(25)

Stock-based compensation expense	67	60

Issuance of treasury stock under stock option plans	0	23

Issuance of common stock under stock option plans	27	0

Deferred compensation plan activity	97	52

Cash dividends ($0.38 per share in 2015 and $0.33 per share in 2014)	(455)	(391)

Balance at end of period	$35,496	$32,931

See notes to the consolidated financial statements.

6.

COMMERCIAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2015	2014
	($ in thousands)
Cash flows from operating activities
Net income	$1,594	$1,624
Adjustments	19	47
Net cash from operating activities	1,613	1,671

Cash flows from investing activities
Securities available-for-sale:
Purchases	(1,040)	0
Maturities, calls and repayments	237	877
Securities held-to-maturity
Purchases	(740)	0
Net change in loans	1,099	(7,513)
Proceeds from sale of OREO and other repossessed assets	1,214	80
Proceeds from the disposition of premises and equipment	1,237	85
Bank premises and equipment expenditures	(41)	(504)
Net cash provided by (used in) investing activities	1,966	(6,975)

Cash flows from financing activities
Net change in deposits	(11,074)	2,842
Decrease in federal funds purchased	0	(1,757)
Repayment of FHLB advances	(59)	(57)
FHLB advances	0	7,000
Cash dividends paid	(455)	(391)
Issuance of treasury stock under stock option plans	0	23
Issuance of common stock under stock option plans	27	0
Deferred compensation plan activity	97	52
Net cash (used in) provided by financing activities	(11,464)	7,712

Net change in cash equivalents and federal funds sold	(7,885)	2,408

Cash equivalents and federal funds sold at beginning of period	27,151	18,119

Cash equivalents and federal funds sold at end of period	$19,266	$20,527

Supplemental disclosures
Cash paid for interest	$428	$433
Cash paid for income taxes	570	775
Non-cash transfer of loans to foreclosed/repossessed assets	207	1,199

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

The condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the Corporation’s financial position at June 30, 2015, and the results of operations and changes in cash flows for the periods presented have been made.

Certain information and footnote disclosures typically included in financial statements prepared in accordance with U.S. generally accepted principles have been omitted. The Annual Report for the year ended December 31, 2014, contains consolidated financial statements and related footnote disclosures, which should be read in conjunction with the accompanying consolidated financial statements. The results of operations for the period ended June 30, 2015 are not necessarily indicative of the operating results for the full year or any future interim period.

NOTE 2 EARNINGS PER SHARE

Weighted average shares used in determining basic and diluted earnings per share for the three months ended June 30, 2015 and 2014.

	2015	2014

Weighted average shares outstanding during the period	1,198,667	1,184,544
Dilutive effect of stock options	21,546	18,378
Weighted average shares considering dilutive effect	1,220,213	1,202,922

Anti-dilutive stock options not considered in computing diluted earnings per share	0	1,000

Weighted average shares used in determining basic and diluted earnings per share for the six months ended June 30, 2015 and 2014.

	2015	2014

Weighted average shares outstanding during the period	1,197,501	1,183,038
Dilutive effect of stock options	22,530	17,819
Weighted average shares considering dilutive effect	1,220,031	1,200,857

Anti-dilutive stock options not considered in computing diluted earnings per share	0	1,000

8.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities at the dates indicated are presented in the following table.

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale Securities	(In thousands)
June 30, 2015:
U.S. Government Agency securities	$3,030	$0	$(17)	$3,013
State and political subdivisions	6,328	166	(2)	6,492
Mortgage-backed securities	2,064	150	0	2,214
Total securities available-for-sale	$11,422	$316	$(19)	$11,719

December 31, 2014:
U.S. Government Agency securities	$2,000	$0	$(35)	$1,965
State and political subdivisions	6,337	259	0	6,596
Mortgage-backed securities	2,303	163	0	2,466
Total securities available-for-sale	$10,640	$422	$(35)	$11,027

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Held-to-maturity Securities	(In thousands)
June 30, 2015:
State and political subdivisions	$740	$0	$0	$740

December 31, 2014:
State and political subdivisions	$0	$0	$0	$0

The estimated fair values of investment securities at June 30, 2015, by contractual maturity are shown below. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Available-for-sale		Held-to-maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(Dollar amount in thousands)	Cost	Value	Cost	Value
Due less than one year	$1,004	$1,037	$0	$0
Due after one year through five years	5,375	5,440	0	0
Due after five years through ten years	2,979	3,028	740	740
Due after ten years	0	0	0	0
Mortgage-backed securities	2,064	2,214	0	0
Total investment securities	$11,422	$11,719	$740	$740

At June 30, 2015 and December 31, 2014, securities with a carrying value of $10,953,000 and $8,958,000, respectively, were pledged to secure public deposits and other deposits and liabilities as required or permitted by law.

9.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Gross unrealized losses on available-for-sale securities and the estimated fair value of the related securities aggregated by security category and length of time the individual securities have been in continuous loss positions at June 30, 2015 and December 31, 2014.

	Less Than Twelve Months		More Than Twelve Months
(Dollar amounts in thousands)	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
June 30, 2015
U.S. Government Agency securities	$(1)	$1,029	$(16)	$1,984
State and political subdivisions	(2)	256	0	0
Mortgage-backed securities	0	0	0	0
Total available-for-sale securities	$(3)	$1,285	$(16)	$1,984

	Less Than Twelve Months		More Than Twelve Months
(Dollar amounts in thousands)	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
December 31, 2014
U.S. Government Agency securities	$0	$0	$(35)	$1,965
State and political subdivisions	0	0	0	0
Mortgage-backed securities	0	0	0	0
Total available-for-sale securities	$0	$0	$(35)	$1,965

At June 30, 2015, the Corporation held one security with an estimated fair value of $1,984,000 and an unrealized loss of $16,000 in a continuous unrealized loss position for more than twelve months and two securities with an estimated fair value of $1,285,000 and unrealized loss of $3,000 in a continuous unrealized loss position for less than twelve months. At December 31, 2014, the Corporation held one security with an estimated fair value of $1,965,000 and an unrealized loss of $35,000 in a continuous loss position for more than twelve months. There were no securities in a continuous unrealized loss position for less than twelve months at year-end 2014.

The unrealized losses that exist are primarily due to the changes in market interest rates subsequent to purchase. The Corporation does not consider these investments to be other than temporarily impaired at June 30, 2015 and December 31, 2014 since the decline in market value is primarily attributable to changes in interest rates and not credit quality. In addition, the Corporation does not intend to sell and does not believe that it is more likely than not that the Corporation will be required to sell these investments until there is a full recovery of the unrealized loss, which may be at maturity. As a result, management does not believe that the investment securities in an unrealized loss position as of June 30, 2015, represent an other-than-temporary impairment.

10.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 ALLOWANCE FOR LOAN LOSSES

The following tables provide information on the activity in the allowance for loan losses by portfolio segment for the periods indicated.

	Commercial	Real Estate	Consumer	Total
	(Dollar amounts in thousands)
For the Three Months Ended June 30, 2015
Beginning balance – April 1, 2015	$3,340	$266	$499	$4,105
Charge-offs	(20)	0	(83)	(103)
Recoveries	24	0	13	37
Net	4	0	(70)	(66)
Provision	43	14	0	57
Ending Balance – June 30, 2015	$3,387	$280	$429	$4,096

	Commercial	Real Estate	Consumer	Total
	(Dollar amounts in thousands)
For the Three Months Ended June 30, 2014
Beginning balance – April 1, 2014	$3,511	$243	$582	$4,336
Charge-offs	(57)	0	(56)	(113)
Recoveries	8	0	13	21
Net	(49)	0	(43)	(92)
Provision	86	18	6	110
Ending Balance – June 30, 2014	$3,548	$261	$545	$4,354

	Commercial	Real Estate	Consumer	Total
	(Dollar amounts in thousands)
For the Six Months Ended June 30, 2015
Beginning balance – January 1, 2015	$3,340	$277	$509	$4,126
Charge-offs	(20)	(13)	(99)	(132)
Recoveries	30	0	19	49
Net	10	(13)	(80)	(83)
Provision	37	16	0	53
Ending Balance – June 30, 2015	$3,387	$280	$429	$4,096

	Commercial	Real Estate	Consumer	Total
	(Dollar amounts in thousands)
For the Six Months Ended June 30, 2014
Beginning balance – January 1, 2014	$3,517	$235	$591	$4,343
Charge-offs	(213)	0	(72)	(285)
Recoveries	15	0	20	35
Net	(198)	0	(52)	(250)
Provision	229	26	6	261
Ending Balance – June 30, 2014	$3,548	$261	$545	$4,354

11.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the allocation of the allowance for loan losses and the recorded investment in loans (in thousands) by portfolio segment at June 30, 2015 and December 31, 2014.

	Collectively Evaluated		Individually Evaluated		Total
	Allowance	Recorded	Allowance	Recorded	Allowance	Recorded
	for Loan	Investment	for Loan	Investment	for Loan	Investment
	Losses	in Loans	Losses	in Loans	Losses	in Loans
June 30, 2015
Commercial	$3,304	$218,480	$303	$5,935	$3,607	$224,415
Real estate	280	22,586	0	0	280	22,586
Consumer	209	30,995	0	0	209	30,995
Total	$3,793	$272,061	$303	$5,935	$4,096	$277,996

December 31, 2014
Commercial	$3,038	$219,680	$302	$5,828	$3,340	$225,508
Real estate	277	22,183	0	0	277	22,183
Consumer	509	31,460	0	0	509	31,460
Total	$3,824	$273,323	$302	$5,828	$4,126	$279,151

NOTE 5 CREDIT QUALITY INDICATORS

To facilitate the monitoring of credit quality within the loan portfolio and for purposes of analyzing historical loss rates used in the determination of the allowance for loan losses, the Corporation utilizes the following categories of credit grades: pass, special mention, substandard, doubtful and loss. The four categories, which are derived from standard regulatory rating definitions, are assigned upon initial approval of credit to borrowers and updated periodically thereafter. Pass ratings, which are assigned to those borrowers that do not have identified potential or well-defined weaknesses and for which there is a high likelihood of orderly repayment, are updated periodically based on the size and credit characteristics of the borrower. All other categories are updated on at least a quarterly basis. Loans are graded on a scale of 1 through 9, with a grade of 5 or below classified as “Pass” rated credits. Following is a description of the general characteristics of risk grades 6 through 9:

6 – Special Mention	Special mention credits have a level of potential weakness such that they warrant management’s closer attention than those on watch. These credits, opposed to watch credits, require correction or additional financial information for further analysis and verification of repayment capacity. If left uncorrected, these weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special mention assets are not considered adversely classified assets. Such credits, do however, warrant consideration of additional reserve.

7 – Substandard	Substandard loans are inadequately protected by the current sound worth and paying capacity of the borrower or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. Substandard loans are characterized by the distinct possibility that the Bank will sustain loss if the deficiencies are not corrected.

8 – Doubtful	Loans classified doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.

12.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9 – Loss	Loans are considered uncollectible and of such little value that continuing to carry them as assets on the institution’s financial statements is not feasible. Accordingly, the Bank does not carry loans classified as loss on the books, instead these loans are charged off.

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

The following tables present the risk category of loans by class of loans based on the most recent analysis performed at June 30, 2015 and December 31, 2014.

Commercial Credit Exposure (Dollar amounts in thousands)

Credit risk profile by credit worthiness category

					Commercial		Commercial
	Commercial		Commercial		Real Estate		Real Estate		Total
Credit	Operating		Agricultural		1-4 Family		Other		Commercial
Grade	06/30/15	12/31/14	06/30/15	12/31/14	06/30/15	12/31/14	06/30/15	12/31/14	06/30/15	12/31/14
Pass	$26,255	$32,933	$43,729	$45,863	$43,880	$39,683	$105,668	$101,222	$219,532	$219,701
6	0	0	0	0	0	0	0	0	0	0
7	967	956	156	159	364	793	3,396	3,899	4,883	5,807
8	0	0	0	0	0	0	0	0	0	0
Total	$27,222	$33,889	$43,885	$46,022	$44,244	$40,476	$109,064	$105,121	$224,415	$225,508

Real Estate Credit Exposure (dollar amounts in thousands)

Credit risk by credit worthiness category

	Real Estate		Real Estate		Total
Credit	Construction		Other		Real Estate
Grade	06/30/15	12/31/14	06/30/15	12/31/14	06/30/15	12/31/14
Pass	$3,668	$4,214	$18,916	$17,951	$22,584	$22,165
6	0	0	0	0	0	0
7	0	0	2	18	2	18
8	0	0	0	0	0	0
Total	$3,668	$4,214	$18,918	$17,969	$22,586	$22,183

Consumer Credit Exposure (dollar amounts in thousands)

Credit risk by credit worthiness category

	Consumer		Consumer		Consumer		Total
Credit	Equity		Auto		Other		Consumer
Grade	06/30/15	12/31/14	06/30/15	12/31/14	06/30/15	12/31/14	06/30/15	12/31/14
Pass	$17,864	$17,987	$4,979	$4,650	$7,957	$8,616	$30,800	$31,253
6	0	0	0	0	0	0	0	0
7	147	199	20	0	28	8	195	207
8	0	0	0	0	0	0	0	0
Total	$18,011	$18,186	$4,999	$4,650	$7,985	$8,624	$30,995	$31,460

13.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 SUMMARY OF IMPAIRED LOANS

Loans evaluated for impairment include loans classified as troubled debt restructurings and non-performing multi-family, commercial and construction loans. The following tables set forth certain information regarding the Corporation’s impaired loans, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary at June 30, 2015 and December 31, 2014.

		Unpaid
	Recorded	Principal	Related
June 30, 2015	Investment	Balance	Allowance
	(In thousands)
With no related allowance recorded:
Commercial operating	$0	$0	$0
Commercial real estate, 1-4 family	0	0	0
Commercial real estate, other	2,103	2,103	0
Subtotal	$2,103	$2,103	$0

With an allowance recorded:
Commercial operating	794	794	138
Commercial real estate, 1-4 family	1,577	1,699	123
Commercial real estate, other	1,461	1,461	42
Subtotal	$3,832	$3,954	$303
Total	$5,935	$6,057	$303

		Unpaid
	Recorded	Principal	Related
December 31, 2014	Investment	Balance	Allowance
	(In thousands)
With no related allowance recorded:
Commercial operating	$0	$0	$0
Commercial real estate, 1-4 family	0	0	0
Commercial real estate, other	1,942	1,942	0
Subtotal	$1,942	$1,942	$0

With an allowance recorded:
Commercial operating	797	919	128
Commercial real estate, 1-4 family	1,614	1,614	132
Commercial real estate, other	1,475	1,475	42
Subtotal	$3,886	$4,008	$302
Total	$5,828	$5,950	$302

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

Impaired loans increased slightly to $5,935,000 at June 30, 2015 from $5,828,000 at December 31, 2014. Impaired loans with no related allowance recorded at June 30, 2015 totaled $2,103,000, an increase of $161,000 or 8.3% from $1,942,000 at year-end 2014, while loans with a specified reserve decreased $54,000 or 1.4% to $3,832,000 at June 30, 2015 from $3,886,000 at December 31, 2014. Specified reserves of $303,000 at June 30, 2015 remained relatively unchanged from $302,000 at year-end 2014.

14.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the average recorded investment in impaired loans and the amount of interest income recognized on a cash basis for impaired loans after impairment by portfolio segment and class for the periods indicated. (All dollar amounts in thousands)

	No Related		With Related
	Allowance Recorded		Allowance Recorded		Total
	Average	Total Interest	Average	Total Interest	Average	Total Interest
Three Months Ended	Recorded	Income	Recorded	Income	Recorded	Income
June 30, 2015	Investment	Recognized	Investment	Recognized	Investment	Recognized

Commercial:
Operating	$0	$0	$794	$2	$794	$2
Real estate, 1-4 family	0	0	1,583	17	1,583	17
Real estate, other	2,100	33	1,463	22	3,563	55
Total	$2,100	$33	$3,840	$41	$5,940	$74

Three Months Ended
June 30, 2014

Commercial:
Operating	$0	$0	$827	$2	$827	$2
Real estate, 1-4 family	0	0	1,655	17	1,655	17
Real estate, other	4,200	91	2,551	22	6,751	113
Total	$4,200	$91	$5,033	$41	$9,233	$132

	No Related		With Related
	Allowance Recorded		Allowance Recorded		Total
	Average	Total Interest	Average	Total Interest	Average	Total Interest
Six Months Ended	Recorded	Income	Recorded	Income	Recorded	Income
June 30, 2015	Investment	Recognized	Investment	Recognized	Investment	Recognized

Commercial:
Operating	$0	$0	$795	$4	$795	$4
Real estate, 1-4 family	0	0	1,592	35	1,592	35
Real estate, other	2,094	54	1,466	44	3,560	98
Total	$2,094	$54	$3,853	$83	$5,947	$137

Six Months Ended
June 30, 2014

Commercial:
Operating	$0	$0	$831	$4	$831	$4
Real estate, 1-4 family	0	0	1,662	34	1,662	34
Real estate, other	4,209	123	2,643	49	6,852	172
Total	$4,209	$123	$5,136	$87	$9,345	$210

15.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 TROUBLED DEBT RESTRUCTURINGS

A modification of a loan constitutes a troubled debt restructured loan when a borrower is experiencing financial difficulty and the modification constitutes an economic concession. The Corporation offers various types of concessions when modifying a loan. Concessionary modifications may include, but are not limited to, delays in required payments of principal and interest for a specified period, reduction of the stated interest rate of the loan, reduction of accrued interest, extension of the maturity date or reduction of the face amount or maturity amount of the debt. A concession has been granted when, as a result of the restructuring, the Corporation does not expect to collect all amounts due, including interest at the original stated rate.

When the Corporation modifies a loan, it evaluates any possible impairment similar to other impaired loans based on the present value of expected future cash flows, discounted at the contractual interest rate of the original loan agreement, or uses the current fair value of the collateral, less selling costs for collateral dependent loans. If the Corporation determines that the value of the modified loan is less than the recorded investment in the loan (net of previous charge-offs and deferred loan fees or costs), impairment is recognized through a reserve for loan and lease losses estimate or a charge-off to the reserve for loan and lease losses. In periods subsequent to the modification, the Corporation evaluates all TDRs, including those that have payment defaults, for possible impairment and recognizes the impairment through the reserve for loan and lease losses.

There were no financing receivables modified as troubled debt restructurings during the three and six months ended June 30, 2015 and 2014.

There are no commitments to lend additional funds to borrowers that are classified as troubled debt restructurings at June 30, 2015.

NOTE 8 AGE ANALYSIS OF PAST DUE FINANCING RECEIVABLES

The following table presents the aging of the recorded investment in loans by past due category and class of loans at June 30, 2015 and December 31, 2014 (dollar amounts in thousands).

							Recorded
	30-59	60-89	> 90			Total	Investment
	Days	Days	Days	Total		Financing	> 90 Days
June 30, 2015	Past Due	Past Due	Past Due	Past Due	Current	Receivables	and Accruing
Commercial
Operating	$1	$0	$672	$673	$26,549	$27,222	$0
Agricultural	0	0	0	0	43,885	43,885	0
Real estate, 1-4 family	0	0	0	0	44,244	44,244	0
Real estate, other	0	0	144	144	108,920	109,064	0
Real estate
Construction	0	0	0	0	3,668	3,668	0
Other	19	0	0	19	18,899	18,918	0
Consumer
Equity	0	0	38	38	17,973	18,011	0
Auto	0	7	13	20	4,979	4,999	0
Other	35	0	8	43	7,942	7,985	0
Total	$55	$7	$875	$937	$277,059	$277,996	$0

16.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

							Recorded
	30-59	60-89	> 90			Total	Investment
	Days	Days	Days	Total		Financing	> 90 Days
December 31, 2014	Past Due	Past Due	Past Due	Past Due	Current	Receivables	and Accruing
Commercial
Operating	$0	$0	$673	$673	$33,216	$33,889	$0
Agricultural	0	0	0	0	46,022	46,022	0
Real estate, 1-4 family	0	0	0	0	40,476	40,476	0
Real estate, other	33	0	36	69	105,052	105,121	0
Real estate
Construction	0	0	0	0	4,214	4,214	0
Other	20	14	0	34	17,935	17,969	0
Consumer
Equity	0	40	33	73	18,113	18,186	0
Auto	0	0	0	0	4,650	4,650	0
Other	15	0	8	23	8,601	8,624	0
Total	$68	$54	$750	$872	$278,279	$279,151	$0

NOTE 9 FINANCING RECEIVABLES ON NONACCRUAL STATUS

The following table summarizes loans (in thousands) on nonaccrual status at the dates indicated.

	June 30, 2015	December 31, 2014
Commercial operating	$831	$673
Commercial real estate, 1-4 family	0	179
Commercial real estate, other	175	69

Real estate, construction	0	0
Real estate, other	2	18

Consumer, equity	77	99
Consumer, auto	20	0
Consumer, other	8	23
Total	$1,113	$1,061

NOTE 10 FAIR VALUES AND MEASUREMENTS OF FINANCIAL INSTRUMENTS

The Corporation records certain assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Securities available-for-sale, trading securities, mortgage loans held for sale and derivative instruments are carried at fair value on a recurring basis. Fair value measurements are also utilized to determine the initial value of certain assets and liabilities, to perform impairment assessments and for disclosure purposes. The Corporation uses quoted market prices and observable inputs to the maximum extent possible when measuring fair value. In the absence of quoted market prices, various valuation techniques are utilized to measure fair value. When possible, observable market data for identical or similar financial instruments are used in the valuation. When market data is not available, fair value is determined using valuation models that incorporate management’s estimates of the assumptions a market participant would use in pricing the asset or liability.

17.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair value measurements are classified within one of three levels based on the observability of the inputs used to determine fair value, as follows:

•	Level 1 – The valuation is based on quoted prices in active markets for identical instruments.

•	Level 2 – The valuation is based on observable inputs such as quoted prices for similar instruments in active markets, quoted prices for identical instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

•	Level 3 – The valuation is based on unobservable inputs that are supported by minimal or no market activity and that are significant to the fair value of the instrument. Level 3 valuations are typically performed using pricing models, discounted cash flow methodologies or similar techniques that incorporate management’s own estimates of assumptions that market participants would use in pricing the instrument or valuations that require significant management judgment or estimation.

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

18.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents information about the Corporation’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014, and the valuation techniques used by the Corporation to determine those fair values.

	Quoted Prices in	Significant	Significant
(Dollar amounts in thousands)	Active Markets	Observable	Unobservable
	For Identical	Inputs	Inputs
June 30, 2015	Assets (Level 1)	(Level 2)	(Level 3)	Balance
Assets
U.S. Government Agency securities	$0	$3,013	$0	$3,013
State and political subdivisions	0	6,492	0	6,492
Mortgage-backed securities	0	2,214	0	2,214
Total Assets	$0	$11,719	$0	$11,719
Liabilities	$0	$0	$0	$0

19.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Quoted Prices in	Significant	Significant
(Dollar amounts in thousands)	Active Markets	Observable	Unobservable
	For Identical	Inputs	Inputs
December 31, 2014	Assets (Level 1)	(Level 2)	(Level 3)	Balance
Assets
U.S. Government Agency securities	$0	$1,965	$0	$1,965
State and political subdivisions	0	6,596	0	6,596
Mortgage-backed securities	0	2,466	0	2,466
Total Assets	$0	$11,027	$0	$11,027
Liabilities	$0	$0	$0	$0

Securities characterized as having Level 2 inputs generally consist of obligations of U.S. Government and federal agencies, government-sponsored organizations and obligations of state and political subdivisions. There were no transfers in or out of Levels 1 and 2 for the period ending June 30, 2015.

The Corporation also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis. These assets consist primarily of impaired loans and other real estate owned (“OREO”).

The following table presents financial assets and liabilities measured on a nonrecurring basis:

Fair Value Measurements at Reporting Date Using

	Balance at
(In thousands)	June 30,	Level 1	Level 2	Level 3
2015
Impaired loans	$5,632	$0	$0	$5,632
Real estate acquired through foreclosure and other repossessed assets	1,056	0	0	1,056

	Balance at
(In thousands)	December 31,	Level 1	Level 2	Level 3
2014
Impaired loans	$5,526	$0	$0	$5,526
Real Estate acquired through foreclosure and other repossessed assets	2,255	0	0	2,255

The fair value of impaired loans were primarily measured based on the value of the collateral securing these loans. Impaired loans are classified within Level 3 of the fair value hierarchy. Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable. The Corporation determines the value of the collateral based on independent appraisals performed by qualified licensed appraisers. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Appraised values are discounted for costs to sell and may be discounted further based on management’s historical knowledge, changes in market conditions from the date of the most recent appraisal and/or management’s expertise and knowledge of the customer and the customer’s business. Such discounts by management are subjective and are typically significant unobservable inputs for determining fair value. Impaired loans are subject to nonrecurring fair value adjustments to reflect (1) partial write-downs that are based on the observable market price or current appraised value of the collateral, or (2) the full charge-off of the loan carrying value. Included in the impaired balance at June 30, 2015 were troubled debt restructured loans totaling $4,530,000, with specified reserves of $263,000.

20.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value, based on the current appraised value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less costs to sell. Management has determined fair value measurements on other real estate owned primarily through evaluations of appraisals performed and current and past offers for the other real estate under evaluation. Due to the nature of the valuation inputs, foreclosed assets held for sale are classified within Level 3 of the valuation hierarchy.

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

The tables below presents the estimated fair values of the Corporation’s financial instruments for the periods indicated.

			Quoted Prices	Significant
			In Active	Other	Significant
(Dollar amounts in thousands)			Markets for	Observable	Unobservable
	Carrying	Estimated	Identical Assets	Inputs	Inputs
June 30, 2015	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)

Financial Assets:
Cash equivalents and federal funds sold	$19,266	$19,266	$19,266	$0	$0
Investment securities, available-for-sale	11,719	11,719	0	11,719	0
Investment securities, held-to-maturity	740	740	0	740	0
Other investment securities	2,209	2,209	0	0	2,209
Loans, net of allowance for loan loss	273,900	291,456	0	0	291,456
Accrued interest receivable	1,206	1,206	0	0	1,206

Financial Liabilities:
Noninterest-bearing deposits	$(56,337)	$(56,337)	$(56,337)	$0	$0
Interest-bearing deposits	(140,030)	(140,030)	0	(140,030)	0
Time deposits	(91,331)	(90,993)	0	(90,993)	0
FHLB advances	(1,633)	(1,516)	0	(1,516)	0
Accrued interest payable	(68)	(68)	0	0	(68)

21.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Quoted Prices	Significant
			In Active	Other	Significant
(Dollar amounts in thousands)			Markets for	Observable	Unobservable
	Carrying	Estimated	Identical Assets	Inputs	Inputs
December 31, 2014	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)

Financial Assets:
Cash equivalents and federal funds sold	$27,151	$27,151	$27,151	$0	$0
Investment securities, available-for-sale	11,027	11,027	0	11,027	0
Other investment securities	2,209	2,209	0	0	2,209
Loans, net of allowance for loan loss	275,025	291,274	0	0	291,274
Accrued interest receivable	1,334	1,334	0	0	1,334

Financial Liabilities:
Noninterest-bearing deposits	$(50,350)	$(50,350)	$(50,350)	$0	$0
Interest-bearing deposits	(142,022)	(142,022)	0	(142,022)	0
Time deposits	(106,399)	(106,283)	0	(106,283)	0
FHLB advances	(1,692)	(1,374)	0	(1,374)	0
Accrued interest payable	(51)	(51)	0	0	(51)

Following is a description of the valuation methodologies used by management to measure financial assets and liabilities at fair value on a recurring basis as recognized in the Corporation’s accompanying balance sheets as well as the general classification of such assets pursuant to the valuation hierarchy.

•	Cash equivalents and federal funds sold – The carrying value of cash, amounts due from banks and federal funds sold assumed to approximate fair value.

•	Investment securities – Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using quoted prices of securities with similar characteristics or independent asset pricing services and pricing models, the inputs of which are market-based or independently sourced market parameters, including, but not limited to, yield curves, interest rates, volatilities, prepayments, defaults, cumulative loss projections and cash flows. Such securities are classified in Level 2 of the valuation hierarchy.

•	Other investment securities – principally consists of investments in Federal Home Loan Bank stock, which has limited marketability and is carried at cost.

•	Loans – The loan portfolio includes adjustable and fixed rate loans, the fair value of which is estimated using discounted cash flow analyses. To calculate discounted cash flows, the loans are aggregated into pools of similar types and expected repayment terms. The expected cash flows are based on historical prepayment experiences and estimated credit losses for non-performing loans and are discounted using current rates at which similar loans would be made to borrowers with similar credit ratings and similar remaining maturities. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

•	Accrued interest receivable – The carrying value of accrued interest receivable approximates fair value due to the short-term duration.

•	Noninterest-bearing deposits – The fair value of noninterest-bearing demand deposits, which have no stated maturity, are considered equal to their carrying amount, representing the amount payable on demand.

•	Interest-bearing deposits – The fair value of demand, money market and savings deposits, which have no stated maturity, are considered equal to their carrying amount, representing the amount payable on demand.

•	Time deposits – The fair value for fixed rate time deposits is estimated using a discounted cash flow calculation that applies interest rates currently being offered for time deposits with similar terms and similar remaining maturities.

22.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	FHLB advances – The fair value of long-term debt is estimated using a discounted cash flow calculation which utilizes the interest rates currently offered for borrowings of similar remaining maturities.

•	Accrued interest payable – The carrying value of accrued interest payable approximates fair value due to the short-term duration.

•	Other financial instruments – The fair value of other financial instruments, including loan commitments and unused letters of credit, is based on discounted cash flow analysis and is not material.

NOTE 11 STOCK-BASED COMPENSATION

The Corporation has two share-based compensation plans in existence; the 1997 Stock Option Plan (expired but having outstanding options that may still be executed) and the 2009 Incentive Stock Option Plan, which is described below.

The Corporation’s 2009 Incentive Stock Option Plan, which is shareholder approved, permits the granting of stock options to its employees. The plan permits the grant of incentive awards in the form of options, restricted stock and certain other stock-based awards to selected key employees on a periodic basis at the discretion of the board. The plan authorizes the issuance of up to 150,000 shares of common stock of which 55,250 shares are available for issuance at June 30, 2015. Option awards are granted with an exercise price equal to the market price of the Corporation’s common stock at the date of grant and have an expiration period of ten years.

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

The Corporation did not grant any stock options during the first six months of 2015. The fair value of options granted in 2014 was determined using the following weighted-average assumptions as of the date of grant.

2014
Dividend yield	3.15%
Risk-free interest rate	2.04%
Expected volatility	22.59%
Weighted average expected life	8 years
Weighted average per share fair value of options	$4.11

Intrinsic value represents the amount by which the fair market value of the Corporation’s stock, $26.90 at June 30, 2015, exceeds the exercise price of the stock options. At June 30, 2015, the aggregate intrinsic value of stock options outstanding and exercisable was $585,000 and $483,000, respectively, compared to an aggregate intrinsic value of $654,000 and $539,000 at December 31, 2014.

23.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes stock option activity for the six months ended June 30, 2015.

		Weighted
	Number	Average
	Of	Exercise
Stock Options	Options	Price

Outstanding options at January 1, 2015	69,375	$18.08
Granted	0	0.00
Exercised	(2,000)	13.25
Forfeited	0	0.00
Expired	0	0.00
Outstanding options at June 30, 2015	67,375	$18.22

Exercisable at June 30, 2015	44,775	$16.11

The fair value of options granted is amortized as compensation expense, recognized on a straight-line basis over the vesting period of the respective stock option grant. Compensation expense related to employees is included in personnel expense while compensation expense related to directors is included in other operating expense. The Corporation recognized compensation expense of $10,000 and $19,000 for the three and six months ended June 30, 2015, respectively, related to the awards of nonrestricted stock options, compared to $9,000 and $18,000 for the three and six months ended June 30, 2014. At June 30, 2015, the Corporation had $46,000 of unrecognized compensation expense related to nonrestricted stock options. This remaining cost is expected to be recognized over a weighted average vesting period of approximately 20.9 months.

The following is a summary of outstanding and exercisable stock options at June 30, 2015.

	Number	Weighted Average	Number
	Of Shares	Remaining	Of Shares
Exercise Price	Outstanding	Contractual Life	Exercisable
$26.75	1,000	0.51 years	1,000
$12.30	12,250	4.12 years	12,250
$13.25	8,700	5.13 years	8,700
$17.40	9,800	6.12 years	9,800
$19.28	14,675	7.03 years	9,709
$21.35	9,950	8.11 years	3,316
$24.47	11,000	9.13 years	0
Total	67,375	6.53 years	44,775

The following table summarizes information about the Corporation’s nonvested stock option activity for the six months ended June 30, 2015.

	Number	Weighted
	Of	Average
Nonvested Options	Options	Price
Nonvested options at January 1, 2015	22,600	$22.41
Granted	0	0.00
Vested	0	0.00
Forfeited	0	0.00
Nonvested options at June 30, 2015	22,600	$22.41

24.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of restricted stock is equal to the fair market value of the Corporation’s common stock on the date of grant. Restricted stock awards are recorded as unearned compensation, a component of shareholders’ equity, and amortized to compensation expense over the vesting period. The Corporation recognized compensation expense of $24,000 and $48,000 for the three and six months ended June 30, 2015, respectively, related to restricted stock grants compared to $21,000 and $42,000 for the same periods in 2014. At June 30, 2015, the Corporation had approximately $120,000 of unrecognized compensation expense related to restricted stock awards. This remaining cost is expected to be recognized over a weighted average vesting period of approximately 19.6 months.

The following table summarizes restricted stock activity for the six months ended June 30, 2015.

		Weighted
	Nonvested	Average
	Number of	Grant Date
Restricted Stock	Shares	Fair Value
Nonvested balance at January 1, 2015	12,900	$21.95
Granted	0	0.00
Vested	0	0.00
Forfeited/expired	0	0.00
Nonvested balance at June 30, 2015	12,900	$21.95

25.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following review presents management’s discussion and analysis of the consolidated financial condition of Commercial Bancshares, Inc. and its wholly owned subsidiaries, Commercial Savings Bank and Commercial Financial and Insurance Agency, LTD at June 30, 2015, compared to December 31, 2014, and the consolidated results of operations for the three and six-month periods ended June 30, 2015 compared to the same periods in 2014. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements and related footnotes.

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

Forward-looking statements are based on various assumptions and may be identified by reference to a future period or periods, or by the use of forward-looking terminology such as “believe”, “expect”, “estimate”, “anticipate”, “plan”, “intend”, or other similar terms or variations on those terms, or the future or conditional verbs such as “will”, “may”, “should” and “would”. Forward-looking statements are subject to numerous assumptions, risks and uncertainties and actual results could differ materially from historical results or those anticipated by such statements. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

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

The level of the allowance is believed by management to be adequate to absorb probable losses inherent in the loan portfolio at the balance sheet date. The allowance is increased by provisions charged to expense and decreased by charge-offs, net of recoveries of amounts previously charged-off.

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

Net income for the six months ended June 30, 2015 was $1,594,000, a decrease of $30,000 or 1.8% compared to net income of $1,624,000 for the six months ended June 30, 2014. Basic and diluted earnings per share for June 30, 2015 were $1.33 and $1.31, respectively, compared to $1.37 and $1.35 for the same period in 2014. The decrease in net income for the six months ended June 30, 2015 compared to the same period in 2014 can be largely attributed to an increase in noninterest expense, partially offset by an increase in net interest income and a decrease in the provision for loan losses. Highlights for the first six months of 2015:

•	Net loans totaled $273,900,000 at June 30, 2015, a decrease of $1,125,000 from net loans of $275,025,000 at year-end 2014.

•	Deposits totaled $287,697,000 at June 30, 2015, compared to $298,771,000 at December 31, 2014, a decrease of $11,074,000 or 3.7%, primarily in CDARS certificates of deposit, partially offset with an increase in noninterest-bearing demand deposit balances.

•	The Corporation’s net interest margin, on a fully taxable equivalent basis, was 4.45% for the first half of 2015, compared to 4.60% for the first half of 2014.

•	Net interest income increased $144,000 or 2.1% to $6,863,000 for the six months ended June 30, 2015 from $6,719,000 for the same period in 2014. The increase in net interest income between periods is primarily due to the increase of $5,000,000 in average loan balances.

•	OREO and other miscellaneous loan expense increased $304,000 or 278.9% to $413,000 for the six months ended June 30, 2015 from $109,000 for the same period in 2014, due primarily to realized holding losses or write-downs on the valuation of OREO properties as well as increases in maintenance costs and property taxes associated with these assets. OREO related expenses are expected to decline during the third and fourth quarters as the Corporation has sold two of its larger and more costly commercial real estate properties.

•	The Corporation’s return on average equity and return on average assets for the first half of 2015 was 9.15% and 0.96%, respectively, compared to 10.08% and 1.03% for the same period in 2014.

•	The Corporation’s efficiency ratio, on a fully taxable equivalent basis, was 69.21% for the first half of 2015, compared to 65.93% for the first half of 2014. The efficiency ratio measures the amount of expense incurred to generate a dollar of revenue and is calculated by dividing noninterest expense by the sum of taxable equivalent net interest income before provision and other noninterest income, excluding net gains (losses) on sales of investment securities and net gains (losses) on sales of fixed assets.

•	The Corporation’s capital position remained strong with all regulatory capital ratios significantly exceeding the “well capitalized” thresholds established by regulators. At June 30, 2015, the Corporation’s Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios were 10.53%, 12.86% and 14.12%, respectively, compared to Tier 1 leverage and risk-based capital ratios of 10.57%, 12.11% and 13.37% at December 31, 2014.

28.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Assets totaled $326,382,000 at June 30, 2015, compared to $336,529,000 as of December 31, 2014, reflecting a decrease of $10,147,000 or 3.0%, largely due to declines in cash equivalents and federal funds sold. Total liabilities decreased 3.8% or $11,417,000 to $290,886,000 as of June 30, 2015, compared to $302,303,000 at December 31, 2014. Shareholders’ equity increased 3.7% or $1,270,000 to $34,496,000 as of June 30, 2015, compared to $34,226,000 at December 31, 2014, primarily driven by an increase in retained earnings.

Cash and cash equivalents include working cash funds, due from banks, interest-bearing deposits in other financial institutions, items in process of collection and federal funds sold. The Bank is required to maintain average reserve balances with the Federal Reserve Bank based on average daily deposit balances and statutory reserve ratios prescribed by the type of deposit account. The average balance held in reserve for the six months ended June 30, 2015 was $4,201,000, compared to $5,398,000 for the same period in 2014. Cash equivalents and federal funds sold decreased $7,885,000 or 29.0% to $19,266,000 at June 30, 2015 from $27,151,000 at December 31, 2014. The decrease in cash equivalents and federal funds sold was largely due to a decrease of $11,074,000 in deposit balances.

Total investment securities increased 10.8% to $14,668,000 at June 30, 2015 from $13,236,000 at December 31, 2014. The increase in investment securities was predominantly due to the purchase of two U.S. Government Agency securities during the first quarter and the purchase of a municipal security during the second quarter. Investment securities are reported at fair value with unrealized holding gains and losses, based on the difference between amortized cost and fair value, reported net of deferred tax, as accumulated other comprehensive income (loss), a separate component of shareholders’ equity. Declines in the fair value of individual securities below their cost that are other-than-temporary result in write-downs of the individual securities to their fair values. Securities that are held as available-for-sale are used as a part of the Corporation’s asset/liability management strategy. Securities that may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital and other similar factors are classified as available-for-sale.

At June 30, 2015, the investment portfolio consisted primarily of obligations of state and political subdivisions, mortgage-backed securities and U.S. Government Agency securities. To reduce the Corporation’s income tax burden, $7,232,000 or 49.30% of the Corporation’s investment portfolio as of June 30, 2015, was invested in tax-exempt obligations of state and political subdivisions, compared to $6,596,000 or 49.83% at December 31, 2014.

Loans are reported at their outstanding principal balances less unearned income, the allowance for loan losses and any deferred fees or costs on originated loans. Interest income from loans is accrued based on the principal balance outstanding. Loan origination fees, net of certain loan origination costs, are deferred and recognized as an adjustment to the related loan yield. Loans make up the largest component of total assets. At June 30, 2015, net loans of $273,900,000, representing 83.92% of total assets, decreased $1,125,000 or 0.4% from net loans of $275,025,000 at December 31, 2014. The decrease in net loans between periods was largely due to a decrease of $1,093,000 in the agricultural and commercial loan portfolio. Consumer real estate loans increased $403,000 or 1.8% while installment and home equity loans decreased $290,000 and $175,000, respectively.

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

The allowance for loan losses is established through a provision for loan losses charged to current earnings. The allowance for loan losses is maintained at a level estimated by management to absorb probable losses inherent in the loan portfolio and is based on management’s continuing evaluation of the portfolio, the related risk characteristics and the overall economic conditions affecting the portfolio. This estimation is inherently subjective as it requires measures that are susceptible to significant revision as more information becomes available.

The Corporation’s methodology in determining the allowance for loan losses includes segmenting the loan portfolio into various components and applying various loss factors to estimate the amount of probable losses. The largest segment of the loan portfolio is comprised of credit-rated commercial loans, comprising 81% of total loans at June 30, 2015 and December 14, 2014. Credit-rated commercial loans include commercial and industrial loans along with loans to commercial borrowers that are secured by real estate (commercial property, multi-family residential property, 1-4 family residential property, and construction and land). For each loan within this segment, a credit rating is assigned based on a review of specific risk factors including (1) historical and projected financial results of the borrower, (2) market conditions of the borrower’s industry that may affect the borrower’s future financial performance, (3) business experience of the borrower’s management, (4) nature of the underlying collateral, if any, and (5) borrower’s history of payment performance.

When assigning a credit rating to a loan, management uses an internal, nine-level rating system in which a rating of one carries the lowest level of credit risk and is used for borrowers exhibiting the strongest financial condition. Loans rated one through five are deemed to be acceptable quality and are considered “Pass”. Loans that are deemed to be of questionable quality are rated six (special mention). Loans with adverse classifications (substandard or doubtful) are rated seven and eight, respectively. A loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the borrower characterized by a well-defined weakness.

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

The Corporation’s internal review process results in the periodic review of assigned credit ratings to reflect changes in specific risk factors. Commercial lines of credit are generally issued with terms of one year, and upon annual renewal, a full review of the specific risk factors to assess the appropriateness of the assigned credit ratings. Furthermore, loans classified as special mention, substandard or doubtful are placed on an internal watch list and undergo a credit rating review on a quarterly basis, for special mention loans or monthly basis, for substandard and doubtful loans.

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

At June 30, 2015 and December 31, 2014, the general reserve represented 93% of the total allowance for loan losses while the specified allowance accounted for 7% of the total allowance. The severity of estimated losses on impaired loans can differ substantially from actual losses. The general reserve is calculated in two parts based on an internal risk classification of loans within each portfolio segment. General reserves on loans considered to be “classified” under regulatory guidance are calculated separately from loans considered to be “pass” rated under the same guidance. This segregation allows management to monitor the reserves related to higher risk loans separate from the remainder of the portfolio in order to better manage risk and ensure the sufficiency of reserves.

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

At June 30, 2015 and December 31, 2014, the allowance for loan losses stood at $4,096,000 and $4,126,000, respectively. The ratio of the allowance for loan losses to total loans was 1.47% and 1.48%. The ratio of annualized net charge-offs to average outstanding loans was 0.06% at June 30, 2015, down from 0.19% at year-end 2014. The Corporation provided $53,000 to the allowance for loan losses for the six months ended June 30, 2015 to maintain the balance at an adequate level following net charge-offs of $83,000, compared to a loan loss provision of $261,000 for the six months ended June 30, 2014 following net charge-offs of $250,000.

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

Before loans are charged off, they typically go through a phase of non-performing status. Various stages exist when dealing with such non-performance. The first stage is simple delinquency, where customers consistently start paying late, 30, 60, 90 days at a time. These accounts may then be put on a list of loans to “watch” as they continue to under-perform according to original terms. Loans are placed on nonaccrual status when management believes the collection of the principal and interest is doubtful. A delinquent loan is generally placed on nonaccrual status when principal and/or interest is past due 90 days or more or if the financial strength of the borrower has declined or other facts would make the repayment of the loan suspect, unless the loan is well secured, or in the process of collection. At June 30, 2015 and December 31, 2014, there were no 90 day delinquent loans that were on accrual status. In such cases, the loans are individually evaluated in order to determine whether to continue income recognition after 90 days beyond the due dates.

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

When management identifies a loan as impaired, the impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the observable market price of the loan, except when the sole (remaining) source of repayment for the loan is the liquidation of the collateral. In these cases, management uses the current fair value of the collateral, less selling costs when foreclosure is probable, instead of discounted cash flows. If management determines the value of the impaired loan is less than the recorded investment in the loan (net of previous charge-offs and deferred loan fees or costs), impairment is recognized through an allowance estimate or a charge-off to the allowance. When management determines an impaired loan is a confirmed loss, the estimated impairment is directly charged off to the loan rather than creating a specific reserve for inclusion in the allowance for loan losses. However, not all impaired loans are in nonaccrual status because they may be current with regards to the payment terms. Their determination as an impaired loan is based on some inherent weakness in the credit that may, if certain circumstances occur or arise, result in an inability to comply with the loan agreement’s contractual terms. Impaired loans exclude large groups of smaller homogeneous loans that are collectively evaluated for impairment such as consumer real estate and installment loans.

The allowance for loan losses, specifically related to impaired loans at June 30, 2015 and December 31, 2014 was $303,000 and $302,000, respectively, related to loans with principal balances of $3,832,000 and $3,886,000. Impaired loans with no related allowance recorded at June 30, 2015 totaled $2,103,000 compared to $1,942,000 at December 31, 2014. The Corporation’s financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on the loan portfolio, unless a loan is placed on nonaccrual status. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected. For the six months ended June 30, 2015, the Corporation received interest payments of $137,000 related to average impaired loans of $5,947,000, compared to interest payments of $210,000 related to average impaired loans of $9,345,000 for the six months ended June 30, 2014.

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

Due to the weakening credit status of a borrower, the Corporation may elect to formally restructure certain loans to facilitate a repayment plan that minimizes the potential losses the Corporation might incur. Restructured loans, or troubled debt restructurings (“TDRs”) are classified as impaired loans and may either be in accruing or nonaccruing status. In most cases the modification is either a concessionary reduction in interest rate, extension of the maturity date or reduction in the principal balance that would otherwise not be considered. Concessionary modifications are classified as troubled debt restructurings unless the modification results in only an insignificant delay in the payments to be received. Troubled debt restructured loans are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective interest rate at inception or the fair value of the collateral, less selling costs if the loan is collateral dependent. If the recorded investment in the loan exceeds the measure of fair value, impairment is recognized by establishing a valuation allowance as part of the allowance for loan losses or a charge-off to the allowance for loan losses. In periods subsequent to the modification, all TDRs are evaluated individually, including those that have payment defaults, for possible impairment. A nonaccrual TDR loan may be returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Additionally, there should be a sustained period of repayment performance (generally a period of six months) by the borrower in accordance with the modified contractual terms.

33.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Troubled debt restructured loans totaled $4,530,000 at June 30, 2015, representing five credit relationships in which economic concessions were granted to borrowers to better align the terms of their loans with their current ability to pay. Troubled debt restructured balances are down slightly from $4,557,000 at December 31, 2014. As of June 30, 2015, 82% of all restructured loans were performing in accordance with the terms of the restructure. The specified reserve required for these TDRs, whether collateral dependent or not, was $263,000, representing 6% of the total loan loss reserve and 87% of the total specified reserve. There are no commitments to lend additional amounts to borrowers with loans classified as troubled debt restructurings as of June 30, 2015.

Non-performing assets include nonaccrual loans as well as other real estate owned and other repossessed assets. Non-performing loans are comprised of loans on nonaccrual status along with loans that are contractually past due 90 days or more but have not been classified as nonaccrual. At June 30, 2015, the Corporation had $1,113,000 in non-performing loans, or 0.40% of total loans, a slight increase from non-performing loans of $1,061,000 or 0.38% of total loans at December 31, 2014. At June 30, 2015, non-performing loans by loan portfolio category were as follows: $673,000 in commercial operating loans; $333,000 in commercial real estate loans; $105,000 in consumer loans and $2,000 in residential mortgage loans. Management evaluated non-performing loans at June 30, 2015 and believes that they have charged off, written down or established adequate loss reserves on all identified problem loans.

Other assets, including premises and equipment, accrued interest receivable, bank-owned life insurance, OREO and other repossessed assets, assets classified as held for sale and other assets decreased $2,569,000 or 12.2% to $18,548,000 at June 30, 2015 from $21,117,000 at December 31, 2014. The decrease in other assets was primarily due to a decrease of $1,178,000 in assets classified as held for sale and a decrease of $1,199,000 in OREO and other repossessed assets. The decrease in assets classified as held for sale is due to the sale of a branch property during the first quarter that was valued at $1,178,000 and classified as assets held for sale at year-end 2014.

Other real estate owned acquired through partial or total satisfaction of non-performing loans included in other assets and recorded at fair value less anticipated selling costs based upon the property’s appraised value at the date of transfer, with any difference between the fair value of the property less cost to sell, and the carrying value of the loan charged to the reserve for loan losses. Subsequent write-downs that may be required are expensed as incurred. Gains and losses realized from the sale of other real estate owned, as well as valuation adjustments, are included in noninterest expense as well as expenses of operation. During the six months ended June 30, 2015, two properties with a total carrying value of $46,000 were transferred to OREO. Also during that time, capital improvement adjustments totaling $52,000 were made to an existing property in OREO. In addition, write-downs totaling $161,000 were taken against two existing properties held in OREO and was charged to earnings. During the six months ended June 30, 2015, a property with a carrying value of $1,211,000 was sold at a loss of $26,000. At June 30, 2015, the Corporation held three properties in OREO with a carrying value of $947,000, compared to two properties with a carrying value of $2,220,000 at December 31, 2014. One property with a carrying value of $900,000 that was held in OREO at June 30, 2015 was sold on July 2, 2015.

Other repossessed assets, resulting from loans where the Corporation has received title or physical possession of the borrower’s assets, is included in other assets and is recorded at fair value, less estimated selling costs. At the time of repossession, the recorded amount of the loan is written down to the fair value of the equipment or vehicle by a charge to the reserve for loan losses. Gains and losses realized from the sale of other repossessed assets, as well as valuation adjustments, are included in noninterest expense as well as expenses of operation. Other repossessed assets totaled $109,000 as of June 30, 2015, compared to $35,000 at December 31, 2014.

Total deposits decreased $11,074,000 or 3.7% to $287,697,000 at June 30, 2015 from $298,771,000 at December 31, 2014. The decrease in deposits was largely due to the run off of higher costing certificates of deposits. The Bank offers a broad selection of deposit accounts, including noninterest-bearing demand deposits (such as checking accounts), interest-bearing checking accounts, money market accounts, savings accounts and certificates of deposits. Included in the certificates of deposit balances at June 30, 2015 were $24,780,000 of reciprocal certificates of deposits offered under the Certificate Deposit Account Registry Service (“CDARS”), a program in which the Bank participates. Under the CDARS program, participating banks are able to match customer’s deposits that would otherwise exceed the limits for FDIC insurance with certificates of deposits offered at other participating banks, thereby providing FDIC insurance to these excess deposits.

34.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Corporation also offers a variety of deposit accounts designed for businesses operating in its market areas. Business banking deposit products include commercial checking accounts, commercial money market accounts and checking accounts specifically designed for small businesses. The Corporation also offers bill paying and cash management services through its online banking system as well as a remote deposit capture product. Interest rates paid are competitively priced for each particular deposit product and structured to meet the Corporation’s funding requirements. Management believes that additional funds can be attracted and deposit growth can be realized through deposit pricing if the Corporation experiences increased loan demand or other liquidity needs.

The Corporation utilizes both short-term and long-term borrowings as an alternate funding source to deposits and can be used to fund the Corporation’s liquidity needs. Short-term borrowings which include federal funds purchased, are borrowings from other banks that mature daily. FHLB advances are loans from Federal Home Loan Bank that can mature daily or have longer maturities for fixed or floating rates of interest. FHLB borrowings are generally used to provide additional funding for loan growth when it is in excess of deposit growth and to manage interest rate risk, but can also be used as an additional source of liquidity for the Corporation. Borrowed funds totaled $1,633,000 at June 30, 2015, a decrease of $59,000 or 3.5%, from $1,692,000 at December 31, 2014. The Corporation’s borrowing capacity at FHLB totaled $30,844,000 of which $17,710,000 was available at June 30, 2015. Management believes the Corporation has adequate liquidity to meet their commitments for the foreseeable future.

Shareholder’s equity grew to $35,496,000 at June 30, 2015 from $34,226,000 as of December 31, 2014, an increase of $1,270,000 or 3.7%. The increase in shareholders’ equity was primarily attributable to current earnings of $1,594,000 plus adjustments related to employee compensation costs, stock option accounting and deferred compensation plan activity of $191,000. The Corporation declared cash dividends of $0.38 per share for the six months ended June 30, 2015, decreasing equity by $455,000. Included in shareholders’ equity is accumulated other comprehensive income which includes the net after-tax impact of unrealized gains on investment securities. Such unrealized gains or losses are generally due to changes in interest rates and represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities.

During the six months ended June 30, 2015, the Corporation returned 28.54% of earnings through dividends of $455,000 at $0.38 per share compared to a return on earnings of 24.08% through dividends of $391,000 at $0.33 per share for the same period in 2014. Average shareholders’ equity to average assets was 10.45% for the six months ended June 30, 2015 compared to 10.21% for the six months ended June 30, 2014.

RESULTS OF OPERATIONS

Net income, after taxes for the three months ended June 30, 2015 was $821,000, or $0.67 per diluted share, a decrease of $44,000 or 5.1%, compared to net income of $865,000 or $0.72 per diluted share for the same period in 2014. The decrease in net income between periods was primarily due to an increase of $224,000 in noninterest expense as well as a decrease of $21,000 in noninterest income, offset with an increase of $131,000 in net interest income along with decreases in the provision for loan losses and income tax expense of $53,000 and $17,000, respectively. Net income, after taxes for the six months ended June 30, 2015 was $1,594,000 or $1.31 per diluted share, a decrease of $30,000 or 1.8%, compared to net income of $1,624,000 or $1.35 per diluted share for the same period in 2014. The decrease in net income between periods was largely due to an increase of $324,000 in noninterest expense as well as a decrease of $71,000 in noninterest income, offset by an increase of $158,000 in net interest income and a decrease in the provision for loan losses of $208,000.

Net interest income, the largest source of the Corporation’s operating revenue, is the difference between income on earning assets and the cost of funds supporting those assets. Significant categories of earning assets are loans and securities while deposits and borrowings represent the major portion of interest-bearing liabilities. For purposes of the following discussion, comparison of net interest income is done on a tax equivalent basis, which provides a common basis for comparing yields on earning assets exempt from federal income taxes to those which are fully taxable.

35.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net interest margin is significantly impacted by movements in interest rates and changes in the mix of earning assets and the liabilities that fund those assets. Net interest margin is calculated by expressing tax equivalent net interest income as a percentage of average interest-earning assets and represents the Corporation’s net yield on its earning assets. Net interest margin is an indicator of the Corporation’s effectiveness in generating income from its earning assets. Net interest margin is affected by the structure of the balance sheet as well as by competitive pressures, Federal Reserve regulatory and monetary policies and the economy. The Corporation’s net interest margin, on a fully taxable equivalent basis, was 4.51% for the three-month period ended June 30, 2015, compared to 4.63% for the same period in 2014. Interest rate spread, which is the average yield on interest-earning assets minus the average rate paid on interest-bearing liabilities, was 4.44% and 4.56% for the three months ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015, the Corporation’s net interest margin and interest rate spread was 4.45% and 4.38%, respectively, compared to net interest margin and interest rate spread of 4.60% and 4.53% for the same period in 2014. The largest contributor to the decrease in the Corporation’s net interest margin resulted primarily from disproportionately high average balances at the Federal Reserve Bank, resulting from continuing high deposit growth and continued downward pressure on loan and securities yields. Deposits invested at the Federal Reserve Bank bore interest at only 24 and 25 basis points for the three and six-month periods ended June 30, 2015, respectively. Average deposits invested in other financial institutions and federal funds sold was $25,876,000 and $25,531,000 for the three and six months ended June 30, 2015, respectively, compared to $10,176,000 and $12,700,000 for the same periods in 2014.

Net interest income, on a fully taxable equivalent basis, for the three months ended June 30, 2015, was $3,519,000, an increase of $122,000 or 3.6% compared to $3,397,000 for the same period in 2014. Net interest income, on a fully taxable equivalent basis, for the six months ended June 30, 2015 was $6,863,000, an increase of $144,000 or 2.1% compared to $6,719,000 for the same period in 2014. The increase for both the three and six-month periods was largely attributable to growth in the loan portfolio compared to the same periods in 2014. The Corporation’s overall cost of funds in 2015 remained relatively constant at 0.35% and 0.36% for the three and six-month periods, respectively, compared to 0.36% and 0.37% for the same periods in 2014. Average yields on earning assets decreased 13 and 16 basis points to 4.79% and 4.74%, for the three and six months ended June 30, 2015, respectively, from 4.92% and 4.90% for the same periods in 2014.

Interest and fee income, on a fully taxable equivalent basis totaled $3,738,000 for the three months ended June 30, 2015, an increase of $126,000 or 3.5% from $3,612,000 for same period in 2014. Average net loans, representing 87.07% and 91.34% of average earning assets at June 30, 2015 and 2014, respectively, increased $3,689,000 or 1.4%, while the average tax equivalent yield earned increased 14 basis points. Commercial and agricultural loans drove the majority of the loan growth. Average federal funds sold, representing 8.27% and 3.46% of average earning assets at June 30, 2015 and 2014, respectively, increased $15,700,000 or 154.3%, while the average yield earned increased by only 1 basis point. Average investment securities, representing 4.66% and 5.21% of average earning assets at June 30, 2015 and 2014, respectively, decreased $747,000 or 4.9%, while the average tax equivalent yield earned decreased 45 basis points.

Interest and fee income, on a fully taxable equivalent basis totaled $7,308,000 for the six months ended June 30, 2015, an increase of $151,000 or 2.1%, from $7,157,000 for the same period in 2014. Average net loans, representing 87.25% and 90.42%, of average earning assets at June 30, 2015 and 2014, respectively, increased $5,357,000 or 2.0%, while the average tax equivalent yield earned only increased by 4 basis points. Average fed funds sold, representing 8.20% and 4.32% of average earning assets at June 30, 2015 and 2014, respectively, increased $12,831,000 or 101.0%, while average yields between periods remained relatively unchanged. Average investment securities, representing 4.55% and 5.26% of average earning assets at June 30, 2015 and 2014, respectively, decreased $1,335,000 or 8.6%, while the average tax equivalent yield earned decreased 32 basis points.

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

TABLE 1 YIELD ANALYSIS

For the three-month period ended June 30, 2015 and 2014.

(Dollar amounts in thousands)

	Three Months Ended June 30,
	2015			2014
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	balance	Expense	Rate	balance	Expense	Rate
Federal funds sold	$25,876	$16	0.25%	$10,176	$6	0.24%
Investment securities:
Taxable securities (1)	7,523	48	2.56	7,108	53	2.99
Tax exempt securities (1)	7,051	103	5.86	8,213	123	6.01
Loans (2) (3)	272,497	3,571	5.26	268,808	3,430	5.12
Earning assets	312,947	3,738	4.79%	294,305	3,612	4.92%
Other assets	23,544			23,736
Total assets	$336,491			$318,041

Interest-bearing demand deposits	$117,962	$23	0.08%	$122,743	$24	0.08%
Savings deposits	27,563	2	0.03	26,186	2	0.03
Time deposits	100,744	185	0.74	87,790	178	0.81
Borrowed funds	1,651	9	2.19	2,759	11	1.60
Interest-bearing liabilities	247,920	219	0.35%	239,478	215	0.36%
Noninterest-bearing demand deposits	51,761			44,367
Other liabilities	1,420			1,443
Shareholders’ equity	35,390			32,753
Total liabilities and shareholders’ equity	$336,491			$318,041

Net interest income		$3,519			$3,397

Interest rate spread			4.44%			4.56%
Net interest margin (4)			4.51%			4.63%

(1)	Average yields on all securities have been computed based on amortized cost. Income on tax-exempt securities has been computed on a taxable-equivalent basis using a 34% federal tax rate and a 20% disallowance of interest expense deductibility under TEFRA rules. The amount of such adjustment was $34,000 and $43,000 for the three-month period ended June 30, 2015 and 2014, respectively.
(2)	Average balance is net of deferred loan fees of $610,000 and $559,000 for the three months ended June 30, 2015 and 2014, respectively.
(3)	Interest income includes loan fees of $178,000 and $141,000 for the three-month period ended June 30, 2015 and 2014, respectively, as well as $38,000 and $65,000 of deferred dealer reserve expense for the same years.
(4)	Net interest margin is the ratio of annualized tax equivalent net interest income to average earning assets.
(5)	Average loan balances include nonaccruing loans.

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

TABLE 2 YIELD ANALYSIS

For the six-month period ended June 30, 2015 and 2014.

(Dollar amounts in thousands)

	Six Months Ended June 30,
	2015			2014
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	balance	Expense	Rate	balance	Expense	Rate
Federal funds sold	$25,531	$31	0.24%	$12,700	$15	0.24%
Investment securities:
Taxable securities (1)	7,332	96	2.64	7,204	106	2.97
Tax-exempt securities (1)	6,825	204	6.03	8,288	247	6.01
Loans (2) (3)	271,476	6,977	5.18	266,119	6,789	5.14
Earning assets	311,164	7,308	4.74%	294,311	7,157	4.90%
Other assets	24,902			23,691
Total assets	$336,066			$318,002

Interest-bearing demand deposits	$117,262	$46	0.08%	$122,924	$48	0.08%
Savings deposits	27,089	4	0.03	25,705	4	0.03
Time deposits	104,320	377	0.73	87,604	366	0.84
Borrowed funds	1,670	18	2.17	2,324	20	1.74
Interest-bearing liabilities	250,341	445	0.36%	238,557	438	0.37%
Noninterest-bearing demand deposits	48,994			45,518
Other liabilities	1,600			1,448
Shareholders’ equity	35,131			32,479
Total liabilities and shareholders’ equity	$336,066			$318,002

Net interest income		$6,863			$6,719

Interest rate spread			4.38%			4.53%
Net interest margin (4)			4.45%			4.60%

(1)	Average yields on all securities have been computed based on amortized cost. Income on tax-exempt securities has been computed on a taxable-equivalent basis using a 34% federal tax rate and a 20% disallowance of interest expense deductibility under TEFRA rules. The amount of such adjustment was $72,000 and $86,000 for the six-month period ended June 30, 2015 and 2014, respectively.
(2)	Average balance is net of deferred loan fees of $599,000 and $550,000 for the six months ended June 30, 2015 and 2014, respectively.
(3)	Interest income includes loan fees of $296,000 and $242,000 for the six-month period ended June 30, 2015 and 2014, respectively, as well as $78,000 and $112,000 of deferred dealer reserve expense for the same years.
(4)	Net interest margin is the ratio of annualized tax equivalent net interest income to average earning assets.
(5)	Average loan balances include nonaccruing loans.

38.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest expense totaled $219,000 for the three months ended June 30, 2015, increasing slightly from interest expense of $215,000 for the three months ended June 30, 2014. Average interest-bearing demand deposits, representing 47.58% and 51.25% of average interest-bearing liabilities at June 30, 2015 and 2014, respectively, decreased $4,781,000 or 3.9%, with no change in the average rate paid between periods. Average savings account balances, representing 11.12% and 10.93% of average interest-bearing liabilities at June 30, 2015 and 2014, respectively, increased $1,377,000 or 5.3%, with no change in the average rate paid between periods. Average time deposits, representing 40.64% and 36.66% of average interest-bearing liabilities at June 30, 2015 and 2014, respectively, increased $12,954,000 or 14.8%, while the average rate paid decreased 7 basis points. The increase in average time deposits between periods was largely driven by an increase in CDARS average balances, up 68.5% from a year ago. Average borrowings, representing 0.67% and 1.15% of average interest-bearing liabilities at June 30, 2015 and 2014, respectively, decreased $1,108,000 or 40.2%, while the average rate paid increased 59 basis points.

Interest expense totaled $445,000 for the six months ended June 30, 2015, an increase of $7,000 or 1.6% compared to $438,000 for the same period in 2014. Average interest-bearing demand deposits, representing 46.84% and 51.53% of average interest-bearing liabilities at June 30, 2015 and 2014, respectively, decreased $5,662,000 or 4.6%, with no change in the average rate paid between periods. Average savings account balances, representing 10.82% and 10.78% of average interest-bearing liabilities at June 30, 2015 and 2014, respectively, increased $1,384,000 or 5.4%, with no change in the average rate paid between periods. Average time deposits, representing 41.67% and 36.72% of average interest-bearing liabilities at June 30, 2015 and 2014, respectively, increased $16,716,000 or 19.1%, while the average rate paid decreased 11 basis points. Average borrowings, representing 0.67% and 0.97% of average interest-bearing liabilities at June 30, 2015 and 2014, respectively, decreased $654,000 or 28.1%, while the average rate paid increased 43 basis points.

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

The provision charged against income for the three and six months ended June 30, 2015 amounted to $57,000 and $53,000, respectively, compared to $110,000 and $261,000 for the same periods in 2014. The decrease in the provision for loan losses was primarily due to a decline in delinquencies and net charge-offs as well as lower levels of adversely classified loans. The overall credit quality of the loan portfolio continued to improve as a result of management’s strategies to strengthen credit underwriting. Credit quality has improved significantly over the last few years and is the primary driver of the decrease in the allowance for loan losses and related provision expense. Net charge-offs for the three and six-month periods ended June 30, 2015 was $66,000 and $83,000, respectively, compared to net charge-offs of $92,000 and $250,000 for the same periods in 2014. Classified loans decreased $2,795,000 or 35.5% to $5,080,000 at June 30, 2015 from $7,875,000 at June 30, 2014, and $11,595,000 at June 30, 2013.

Management considers the allowance for loan losses at June 30, 2015 adequate to cover loan losses based on its assessment of various factors affecting the loan portfolio, including the level of problem loans, overall delinquencies, business conditions, estimated collateral values and loss experience. A decline in local and national economic conditions, or other factors, could result in a material increase in the allowance for loan losses which could adversely affect the Corporation’s financial condition and results of operations. Further information relating to factors affecting the allowance for loan losses is discussed under Financial Condition.

39.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest income consists primarily of fees and commissions earned on services that are provided to the Corporation’s banking customers, income generated from the leasing of office space, third-party mortgage referral fee income and other miscellaneous income. Noninterest income for the three and six months ended June 30, 2015 was $495,000 and $1,004,000, respectively compared to $516,000 and $1,075,000 for the three and six months ended June 30, 2014. Following are some of the more significant factors affecting noninterest income in 2015:

•	A decrease of $24,000 and $52,000 in service and overdraft charges for the three and six-month periods, respectively, largely driven by a decline in the volume of insufficient funds (“NSF”) activity.

•	A decrease of $40,000 in gain on sale of bank premises and equipment for the six-month period reflecting the sale of a drive-through branch during the first quarter or 2014.

•	An increase of $18,000 and $41,000 in third-party mortgage referral fee income, for the three and six-month periods, respectively, primarily due to increased mortgage production as a result of the escalated demand in home purchases and refinancing due in part to the sustained low interest rate environment.

•	A decrease of $14,000 and $17,000 in rent income, for the three and six-month periods, respectively, largely due to lost income due to the sale of a branch office during the fourth quarter of 2014. The Corporation leased office space at this branch.

Noninterest expense consists primarily of personnel, occupancy, equipment and other operating expenses. Noninterest expense for the three and six months ended June 30, 2015 totaled $2,749,000 and $5,441,000, respectively, compared to $2,525,000 and $5,117,000 for the three and six months ended June 30, 2014. Following are some of the more significant factors affecting noninterest expense during 2015:

•	An increase of $71,000 and $98,000 in salaries and employee benefits for the three and six-month periods, respectively, primarily reflecting annual salary increases as well as an increase in employee compensation costs relating to stock option awards, partially offset by a decrease in group medical insurance plan expense.

•	A decrease of $17,000 and $31,000 in premises and equipment expense for the three and six-month periods, respectively, largely reflecting decreases in depreciation expense, building maintenance and equipment maintenance contracts due to the sale of a branch office during the fourth quarter of 2014, partially offset by an increase in computer equipment depreciation expense reflecting capital purchases during the fourth quarter of 2014.

•	An increase of $170,000 and $304,000 in OREO and other miscellaneous loan expense for the three and six-month periods, respectively, due primarily to realized holding losses or write-downs on the valuation of OREO properties as well as increases in maintenance costs and property taxes associated with these assets. OREO properties could also be subject to future valuation adjustments as updated appraisal information is received. The maintenance costs associated with OREO properties is expected to decline during the third and fourth quarters as one of the last remaining properties, with a carrying value of $900,000 was sold on July 2, 2015, leaving two properties held in OREO, with an approximate carrying value of $47,000.

•	An increase of $16,000 and $26,000 in software maintenance expense for the three and six-month periods, respectively, largely reflecting increases due to new loan application software as well as risk management software.

•	An increase of $29,000 and $16,000 in net loss on repossessed asset sales for the three and six-month periods, respectively.

40.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•	A decrease of $26,000 in other operating expenses for the six-month period, largely reflecting a credit adjustment related to the estimated loss taken on the sale of a branch office during the fourth quarter of 2014 as well a decrease of $11,000 in deposit overdraft and charge-off expense.

The Corporation’s pre-tax income for the three and six months ended June 30, 2015 totaled $1,174,000 and $2,301,000, respectively, resulting in a tax provision of $353,000 and $707,000, compared to pre-tax income of $1,235,000 and $2,330,000 resulting in a tax provision of $370,000 and $706,000 for the same periods in 2014. The Corporation’s effective tax rate for the three and six months ended June 30, 2015 was 30.07% and 30.73%, respectively, compared to 29.96% and 30.30% for the same periods in 2014. The difference between the Corporation’s effective tax rate and the statutory rate is primarily attributable to the Corporation’s tax-exempt income. Tax-exempt income includes income earned on certain state and political subdivisions securities that qualify for state and/or federal income tax exemption and the Corporation’s earnings on Bank-owned life insurance policies, which are exempt from federal taxation.

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

The Corporation’s liquidity ratio at June 30, 2015 was 6.35% compared to 8.71% at December 31, 2014. Another measure of liquidity is the relationship of net loans to deposits and borrowed funds with lower ratios indicating greater liquidity. At June 30, 2015, the ratio of net loans to deposits and borrowed funds was 94.67% compared to 91.53% at year-end 2014. Management believes its sources of liquidity are adequate to meet the needs of the Corporation.

As presented in the accompanying unaudited Consolidated Statements of Cash Flows, the sources of liquidity vary between periods. The Corporation’s cash equivalents and federal funds sold at totaled $19,266,000 at June 30, 2015, compared to $20,527,000 at June 30, 2014. The primary sources of funds during the first six months of 2015 included $1,613,000 in net cash provided by operating activities, $1,237,000 in proceeds from the disposition of premises and equipment, $1,214,000 in proceeds from the sale of OREO and other repossessed assets and $1,099,000 in loan repayments (net of loan originations). The primary uses of funds during the six months ended June 30, 2015 included $11,074,000 in deposit withdrawals, $1,780,000 in security investment purchases and $455,000 in cash dividends.

The primary sources of funds during the six months ended June 30, 2014 included $7,000,000 in Federal Home Loan Bank advances, $2,842,000 increase in net deposits, $1,671,000 in net cash provided by operating activities and $877,000 in pay downs and maturities of investment securities. The primary uses of funds during the six months ended June 30, 2014 included $7,513,000 in net loans, the repayment of $1,757,000 in federal funds purchased and $391,000 in cash dividends.

41.

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

Under the final rule, minimum requirements increased for both the quality and quantity of capital held by banking institutions. The rule requires a new minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5 percent and a common equity tier 1 capital conservation buffer of 2.5 percent of risk-weighted assets that will apply to all supervised financial institutions. The capital conservation buffer does not come into effect until January 1, 2016. The rule also raises the minimum ratio of tier 1 capital to risk-weighted assets from 4 percent to 6 percent and includes a minimum leverage ratio of 4 percent for all banking institutions.

The Bank continues to be well-capitalized in accordance with Federal regulatory capital requirements as shown by the following capital ratios for the quarter ended June 30, 2015:

Common equity tier 1 capital ratio	12.5%
Tier 1 capital ratio	12.5%
Total capital ratio	13.8%
Tier 1 leverage ratio	10.2%
Capital conservation buffer (effective January 1, 2016)	N/A

TABLE 3 CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Corporation has certain obligations and commitments to make future payments under contract. The following table presents the Corporation’s contractual obligations and commitments (in thousands) at June 30, 2015:

Contractual Obligations	Payments Due by Period
		Less Than			After
	Total	One Year	1-3 Years	3-5 Years	5 Years
Time deposits and certificates of deposit	$91,331	$48,264	$23,864	$15,512	$3,691
Borrowed funds	1,633	0	0	0	1,633
Total contractual obligations	$92,964	$48,264	$23,864	$15,512	$5,324

Other Commitments	Amount of Commitment – Expiration by Period
		Less Than			After
	Total	One Year	1-3 Years	3-5 Years	5 Years
Commitments to extend commercial credit	$33,285	$16,858	$3,069	$136	$13,222
Commitments to extend consumer credit	11,167	453	4,230	3,146	3,338
Standby letters of credit	47	35	12	0	0
Total other commitments	$44,499	$17,346	$7,311	$3,282	$16,560

Other obligations and commitments which are not included above include the deferred compensation plan, index plan reserve and split dollar life insurance. The timing of payments for these plans is unknown. See Note 1 of the 2014 Annual Report for additional details.

42.

COMMERCIAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Items listed under “Contractual Obligations” represent standard bank financing activity under normal terms and practices. Such funds normally rollover or are replaced by like items depending on the then-current financing needs. Items shown under “Other Commitments” also represent standard bank activity, but for extending credit to bank customers. Commercial credits generally represent lines of credit or approved loans with drawable funds still available under the contract terms. On an on-going basis, approximately half of these amounts are expected to be drawn. Consumer credits generally represent amounts drawable under revolving home equity lines or credit card programs. Such amounts are usually deemed less likely to be drawn upon in total as consumers tend not to draw down all amounts on such lines. Utilization rates tend to be fairly constant over time. Standby letters of credit represent guarantees to finance specific projects whose primary source of financing comes from other sources. In the unlikely event of the other source’s failure to provide sufficient financing, the bank would be called upon to fill the need. The Corporation is also continually engaged in the process of approving new loans in a bidding competition with other banks. Management and Board committees approve the terms of these potential new loans with conditions and/or counter terms made to the applicant customers. Customers may accept the terms, make a counter proposal, or accept terms from a competitor. These loans are not yet under contract, but offers have been tendered, and would be required to be funded if accepted. Such agreements represent approximately $17,587,000 at June 30, 2015 in varying maturity terms.

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

The two primary methods to monitor and manage interest rate risk are rate-sensitivity gap analysis and review of the effects of various interest rate shock scenarios. Based upon ALCO’s review, there has been no significant change in the interest rate risk of the Corporation since year-end 2014. (See Quantitative and Qualitative Disclosures about Market Risk in the Annual Report to Shareholders for the year ended December 31, 2014)

Item 4. Controls and Procedures

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

There was no change in the Corporation’s internal control over financial reporting that occurred during the Corporation’s fiscal quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

43.

COMMERCIAL BANCSHARES, INC.
FORM 10-Q
Quarter ended June 30, 2015
PART II – OTHER INFORMATION

Item 1	Legal Proceedings
There are no matters required to be reported under this item.

Item 1A	Risk Factors
There have been no material changes from risk factors as previously disclosed in Part 1, Item 1.A. of Commercial Bancshares, Inc.’s 10-K filed on March 16, 2015.

Item 2	Unregistered Sales of Securities and Use of Proceeds
For the three months ended June 30, 2015, the Corporation purchased 2,798 shares totaling $76,587, to fund acquisitions made by participating directors under the Commercial Savings Bank Deferred Compensation Plan, a nonqualified deferred compensation plan. Shares are purchased on the open market and are credited to the respective accounts of the deferred compensation plan participants. None of the acquisitions by plan participants were registered with the Securities and Exchange Commission, but were made in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933.

Except as otherwise indicated above, there were no shares repurchased by the Corporation during the six months ended June 30, 2015.

				Maximum Number
			Total Number of	(or Approximate
			Shares	Dollar Value)
	Total		Purchased as	of Shares that May
	Number	Average	Part of Publicly	Yet be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs
04/01/15 – 04/30/15	1,498	$27.71	0	23,548

05/01/15 – 05/31/15	0	$0.00	0	23,548

06/01/15 – 06/30/15	1,300	$26.98	0	23,548

Total	2,798	$27.37	0	23,548

Item 3	Defaults upon Senior Securities
There are no matters required to be reported under this item.

Item 4	Mine Safety Disclosures

Not applicable

Item 5	Other Information
There are no matters required to be reported under this item.

44.

COMMERCIAL BANCSHARES, INC.
FORM 10-Q
Quarter ended June 30, 2015
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

45.

COMMERCIAL BANCSHARES, INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL BANCSHARES, INC.
(Registrant)

Date:	August 14, 2015	/s/ Robert E. Beach
(Signature)
Robert E. Beach
President and Chief Executive Officer

Date:	August 14, 2015	/s/ Scott A. Oboy
(Signature)
Scott A. Oboy
Executive Vice President and Chief Financial Officer

46.