Form 10-Q
period 2015-09-30
COMMERCIAL BANCSHARES INC \OH\
filed 2015-11-13
CIK 1009976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2015. Commission File Number 000-27894

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

As of November 13, 2015, the latest practicable date, there were 1,197,124 outstanding of the registrant’s common stock, no par value.

COMMERCIAL BANCSHARES, INC.

2.

COMMERCIAL BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

	(Unaudited)
	September 30,	December 31,
	2015	2014
ASSETS
Cash and cash equivalents	$5,893	$4,994
Federal funds sold	15,011	22,157
Cash equivalents and federal funds sold	20,904	27,151

Securities available-for-sale	10,629	11,027
Securities held-to-maturity	740	0
Other investment securities	2,209	2,209
Total loans	283,485	279,151
Allowance for loan losses	(3,935)	(4,126)
Loans, net	279,550	275,025
Premises and equipment, net	5,736	6,068
Accrued interest receivable	1,466	1,334
Bank-owned life insurance	9,086	8,908
Other real estate owned and other repossessed assets	179	2,255
Assets classified as held for sale	0	1,178
Other assets	1,390	1,374

Total assets	$331,889	$336,529

LIABILITIES
Deposits
Noninterest-bearing demand	$49,967	$50,350
Interest-bearing demand	116,776	115,865
Savings and time deposits less than $250,000	119,482	125,337
Time deposits $250,000 and greater	6,269	7,219
Total deposits	292,494	298,771
FHLB advances	1,604	1,692
Accrued interest payable	80	51
Other liabilities	1,653	1,789
Total liabilities	295,831	302,303

SHAREHOLDERS' EQUITY
Common stock, no par value; 4,000,000 shares authorized,
1,208,607 shares issued and 1,204,043 outstanding in 2015
1,193,248 shares issued and 1,193,078 outstanding in 2014	12,738	12,177
Retained earnings	24,765	22,987
Unearned compensation	(306)	(168)
Deferred compensation plan shares; at cost
60,886 shares in 2015 and 55,360 shares in 2014	(1,174)	(1,022)
Treasury stock; 4,564 shares in 2015 and 170 shares in 2014	(134)	(4)
Accumulated other comprehensive income	169	256
Total shareholders' equity	36,058	34,226

Total liabilities and shareholders' equity	$331,889	$336,529

See notes to the consolidated financial statements.

3.

COMMERCIAL BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollar amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Interest income
Interest and fees on loans	$3,529	$3,577	$10,501	$10,363
Interest on investment securities:
Taxable	46	51	142	158
Tax exempt	71	80	207	244
Federal funds sold	8	7	39	22
Total interest income	3,654	3,715	10,889	10,787
Interest expense
Interest on deposits	204	203	631	621
Interest on borrowings	10	12	28	33
Total interest expense	214	215	659	654

Net interest income	3,440	3,500	10,230	10,133
Provision for loan losses	86	26	138	287
Net interest income after provision for loan losses	3,354	3,474	10,092	9,846

Noninterest income
Service fees and overdraft charges	362	378	1,044	1,113
Gain on sale of bank premises and equipment	0	0	0	42
Other income	152	161	474	460
Total noninterest income	514	539	1,518	1,615

Noninterest expense
Salaries and employee benefits	1,520	1,535	4,456	4,373
Premises and equipment	269	293	866	921
Other real estate owned and miscellaneous loan expense	66	172	479	281
Professional fees	87	103	293	307
Data processing	49	48	148	141
Software maintenance	111	104	338	306
Advertising and promotional	59	68	191	182
FDIC deposit insurance	64	57	184	185
Franchise tax	57	87	181	290
Loss on repossessed asset sales, net	2	7	34	24
Other operating expense	288	310	844	892
Total noninterest expense	2,572	2,784	8,014	7,902

Income before income taxes	1,296	1,229	3,596	3,559
Income tax expense	351	370	1,058	1,076

Net income	$945	$859	$2,538	$2,483

Basic earnings per common share	$0.79	$0.72	$2.12	$2.10
Diluted earnings per common share	$0.77	$0.71	$2.08	$2.06

See notes to the consolidated financial statements.

4.

COMMERCIAL BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollar amounts in thousands)

	Three Months Ended
	September 30,
	2015	2014

Net Income	$945	$859

Unrealized holding gain (loss) on securities:
Net securities loss during period	(40)	(55)
Tax effect	(13)	(19)
Other comprehensive loss, net of tax	(27)	(36)
Comprehensive income, net of tax	$918	$823

	Nine Months Ended
	September 30,
	2015	2014

Net Income	$2,538	$2,483

Unrealized holding gain (loss) on securities:
Net securities loss during period	(130)	(93)
Tax effect	(43)	(32)
Other comprehensive loss, net of tax	(87)	(61)
Comprehensive income, net of tax	$2,451	$2,422

See notes to the consolidated financial statements.

5.

COMMERCIAL BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollar amounts in thousands, except per share data)

	Nine Months Ended
	September 30,
	2015	2014

Balance at beginning of period	$34,226	$31,588

Net income	2,538	2,483
Other comprehensive loss	(87)	(61)

Stock-based compensation	114	93

Issuance of treasury stock under stock option plans	24	33

Issuance of common stock under stock option plans	45	0

Deferred compensation plan activity	111	62

Purchase of treasury stock	(156)	0

Cash dividends ($0.63 per share in 2015 and $0.52 per share in 2014)	(757)	(617)

Balance at end of period	$36,058	$33,581

See notes to the consolidated financial statements.

6.

COMMERCIAL BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
	($ in thousands)
Cash flows from operating activities
Net income	$2,538	$2,483
Adjustments	162	311
Net cash from operating activities	2,700	2,794

Cash flows from investing activities
Securities available for sale:
Purchases	(1,040)	0
Maturities, calls and repayments	1,276	1,531
Securities held-to-maturity:
Purchases	(740)	0
Net change in loans	(4,604)	(10,086)
Proceeds from sale of OREO and other repossessed assets	2,121	104
Proceeds from the disposition of premises and equipment	1,237	93
Bank premises and equipment expenditures	(98)	(699)
Net cash used in investing activities	(1,848)	(9,057)

Cash flows from financing activities
Net change in deposits	(6,277)	3,153
Decrease in federal funds purchased	0	(1,757)
FHLB advances	5,000	7,000
Repayment of FHLB advances	(5,089)	(3,587)
Cash dividends paid	(757)	(617)
Issuance of treasury stock under stock option plans	24	33
Issuance of common stock under stock option plans	45	0
Purchase of treasury stock	(156)	0
Deferred compensation plan activity	111	62
Net cash used in (provided by) financing activities	(7,099)	4,287

Net change in cash equivalents and federal funds sold	(6,247)	(1,976)

Cash equivalents and federal funds sold at beginning of period	27,151	18,119

Cash equivalents and federal funds sold at end of period	$20,904	$16,143

Supplemental disclosures
Cash paid for interest	$630	$641
Cash paid for income taxes	960	1,200
Non-cash transfer of loans to foreclosed/repossessed assets	241	1,199

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

The condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the Corporation’s financial position at September 30, 2015, and the results of operations and changes in cash flows for the periods presented have been made.

Certain information and footnote disclosures typically included in financial statements prepared in accordance with U.S. generally accepted principles have been omitted. The Annual Report for the year ended December 31, 2014, contains consolidated financial statements and related footnote disclosures, which should be read in conjunction with the accompanying consolidated financial statements. The results of operations for the nine months ended September 30, 2015 are not necessarily indicative of the operating results for the full year or any future interim period.

NOTE 2   EARNINGS PER SHARE

Weighted average shares used in determining basic and diluted earnings per share for the three months ended September 30, 2015 and 2014.

	2015	2014

Weighted average shares outstanding during the period	1,202,663	1,187,978
Dilutive effect of stock options	24,134	20,970
Weighted average shares considering dilutive effect	1,226,797	1,208,948

Anti-dilutive stock options not considered in computing diluted earnings per share	0	1,000

Weighted average shares used in determining basic and diluted earnings per share for the nine months ended September 30, 2015 and 2014.

	2015	2014

Weighted average shares outstanding during the period	1,199,241	1,184,703
Dilutive effect of stock options	22,713	18,569
Weighted average shares considering dilutive effect	1,221,954	1,203,272

Anti-dilutive stock options not considered in computing diluted earnings per share	0	12,000

8.

COMMERCIAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3   INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities at the dates indicated are presented in the following table.

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale Securities	(In thousands)
September 30, 2015:
U.S. Government Agency securities	$2,524	$1	$(10)	$2,515
State and political subdivisions	5,900	134	(4)	6,030
Mortgage-backed securities	1,948	136	0	2,084
Total securities available-for-sale	$10,372	$271	$(14)	$10,629

December 31, 2014:
U.S. Government Agency securities	$2,000	$0	$(35)	$1,965
State and political subdivisions	6,337	259	0	6,596
Mortgage-backed securities	2,303	163	0	2,466
Total securities available-for-sale	$10,640	$422	$(35)	$11,027

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Held-to-maturity Securities	(In thousands)
September 30, 2015:
State and political subdivisions	$740	$0	$0	$740

December 31, 2014:
State and political subdivisions	$0	$0	$0	$0

The estimated fair values of investment securities at September 30, 2015, by contractual maturity are shown below. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Available-for-sale		Held-to-maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(Dollar amount in thousands)	Cost	Value	Cost	Value
Due less than one year	$979	$1,005	$0	$0
Due after one year through five years	4,472	4,532	0	0
Due after five years through ten years	2,973	3,008	740	740
Due after ten years	0	0	0	0
Mortgage-backed securities	1,948	2,084	0	0
Total investment securities	$10,372	$10,629	$740	$740

At September 30, 2015 and December 31, 2014, securities with a carrying value of $9,891,000 and $8,958,000, respectively, were pledged to secure public deposits and other deposits and liabilities as required or permitted by law.

9.

COMMERCIAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Gross unrealized losses on securities and the estimated fair value of the related securities aggregated by security category and length of time the individual securities have been in continuous loss positions at September 30, 2015 and December 31, 2014.

	Less Than Twelve Months		More Than Twelve Months
(Dollar amounts in thousands)	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
September 30, 2015	Losses	Value	Losses	Value
U.S. Government Agency securities	$0	$0	$(10)	$1,990
State and political subdivisions	(4)	254	0	0
Mortgage-backed securities	0	0	0	0
Total available for sale	$(4)	$254	$(10)	$1,990

	Less Than Twelve Months		More Than Twelve Months
(Dollar amounts in thousands)	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
December 31, 2014	Losses	Value	Losses	Value
U.S. Government Agency securities	$0	$0	$(35)	$1,965
State and political subdivisions	0	0	0	0
Mortgage-backed securities	0	0	0	0
Total available for sale	$0	$0	$(35)	$1,965

At September 30, 2015 the Corporation held one security with an estimated fair value of $1,990,000 and an unrealized loss of $10,000 in a continuous unrealized loss position for more than twelve months and one security with an estimated fair value of $254,000 with an unrealized loss of $4,000 in a continuous loss position for less than twelve months. At December 31, 2014, the Corporation held one security with an estimated fair value of $1,965,000 and an unrealized loss of $35,000 in a continuous loss position for more than twelve months. There were no securities in a continuous unrealized loss position for less than twelve months at year-end 2014.

The unrealized losses that exist are primarily due to the changes in market interest rates subsequent to purchase. The Corporation does not consider these investments to be other than temporarily impaired at September 30, 2015 and December 31, 2014 since the decline in market value is primarily attributable to changes in interest rates and not credit quality. In addition, the Corporation does not intend to sell and does not believe that it is more likely than not that the Corporation will be required to sell these investments until there is a full recovery of the unrealized loss, which may be at maturity. As a result, management does not believe that the investment securities in an unrealized loss position at September 30, 2015, represent an other-than-temporary impairment.

Other investment securities are carried at cost and consist principally of stock in the Federal Home Loan Bank of Cincinnati.

10.

COMMERCIAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4   ALLOWANCE FOR LOAN LOSSES

The following tables provide information on the activity in the allowance for loan losses by portfolio segment for the periods indicated.

	Commercial	Real Estate	Consumer	Total
	(Dollar amounts in thousands)
For the Three Months Ended September 30, 2015
Beginning balance – July 1, 2015	$3,387	$280	$429	$4,096
Charge-offs	(254)	0	(13)	(267)
Recoveries	15	0	5	20
Net	(239)	0	(8)	(247)
Provision	44	14	28	86
Ending Balance – September 30, 2015	$3,192	$294	$449	$3,935

	Commercial	Real Estate	Consumer	Total
	(Dollar amounts in thousands)
For the Three Months Ended September 30, 2014
Beginning balance – July 1, 2014	$3,548	$261	$545	$4,354
Charge-offs	(6)	(31)	(2)	(39)
Recoveries	11	8	4	23
Net	5	(23)	2	(16)
Provision	(5)	31	0	26
Ending Balance – September 30, 2014	$3,548	$269	$547	$4,364

	Commercial	Real Estate	Consumer	Total
	(Dollar amounts in thousands)
For the Nine Months Ended September 30, 2015
Beginning balance – January 1, 2015	$3,340	$277	$509	$4,126
Charge-offs	(274)	(13)	(112)	(399)
Recoveries	45	0	25	70
Net	(229)	(13)	(87)	(329)
Provision	81	30	27	138
Ending Balance – September 30, 2015	$3,192	$294	$449	$3,935

	Commercial	Real Estate	Consumer	Total
	(Dollar amounts in thousands)
For the Nine Months Ended September 30, 2014
Beginning balance – January 1, 2014	$3,517	$235	$591	$4,343
Charge-offs	(219)	(31)	(75)	(325)
Recoveries	26	8	25	59
Net	(193)	(23)	(50)	(266)
Provision	224	57	6	287
Ending Balance – September 30, 2014	$3,548	$269	$547	$4,364

11.

COMMERCIAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the allocation of the allowance for loan losses and the recorded investment in loans (in thousands) by portfolio segment at September 30, 2015 and 2014.

	Collectively Evaluated		Individually Evaluated		Total
	Allowance	Recorded	Allowance	Recorded	Allowance	Recorded
	for loan	investment	for loan	investment	for loan	investment
	losses	in loans	losses	in loans	losses	in loans
September 30, 2015
Commercial	$3,069	$224,595	$123	$5,058	$3,192	$229,653
Real estate	294	23,505	0	0	294	23,505
Consumer	449	30,327	0	0	449	30,327
Total	$3,812	$278,427	$123	$5,058	$3,935	$283,485

September 30, 2014
Commercial	$3,074	$215,900	$474	$9,068	$3,548	$224,968
Real estate	269	21,531	0	0	269	21,531
Consumer	547	32,169	0	0	547	32,169
Total	$3,890	$269,600	$474	$9,068	$4,364	$278,668

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

The following tables present the risk category of loans by class of loans based on the most recent analysis performed at September 30, 2015 and December 31, 2014.

Commercial Credit Exposure (dollar amounts in thousands)

Credit risk profile by credit worthiness category

					Commercial		Commercial
	Commercial		Commercial		Real Estate		Real Estate		Total
Credit	Operating		Agricultural		1-4 Family		Other		Commercial
Grade	09/30/15	12/31/14	09/30/15	12/31/14	09/30/15	12/31/14	09/30/15	12/31/14	09/30/15	12/31/14
Pass	$25,620	$32,933	$43,871	$45,863	$42,860	$39,683	$112,756	$101,222	$225,107	$219,701
6	0	0	0	0	0	0	0	0	0	0
7	816	956	898	159	156	793	2,676	3,899	4,546	5,807
8	0	0	0	0	0	0	0	0	0	0
Total	$26,436	$33,889	$44,769	$46,022	$43,016	$40,476	$115,432	$105,121	$229,653	$225,508

Real Estate Credit Exposure (dollar amounts in thousands)

Credit risk by credit worthiness category

	Real Estate		Real Estate		Total
Credit	Construction		Other		Real Estate
Grade	09/30/15	12/31/14	09/30/15	12/31/14	09/30/15	12/31/14
Pass	$4,731	$4,214	$18,773	$17,951	$23,504	$22,165
6	0	0	0	0	0	0
7	0	0	1	18	1	18
8	0	0	0	0	0	0
Total	$4,731	$4,214	$18,774	$17,969	$23,505	$22,183

Consumer Credit Exposure (dollar amounts in thousands)

Credit risk by credit worthiness category

	Consumer		Consumer		Consumer		Total
Credit	Equity		Auto		Other		Consumer
Grade	09/30/15	12/31/14	09/30/15	12/31/14	09/30/15	12/31/14	09/30/15	12/31/14
Pass	$17,780	$17,987	$4,741	$4,650	$7,650	$8,616	$30,171	$31,253
6	0	0	0	0	0	0	0	0
7	132	199	0	0	24	8	156	207
8	0	0	0	0	0	0	0	0
Total	$17,912	$18,186	$4,741	$4,650	$7,674	$8,624	$30,327	$31,460

13.

COMMERCIAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6   SUMMARY OF IMPAIRED LOANS

Loans evaluated for impairment include loans classified as troubled debt restructurings and non-performing multi-family, commercial and construction loans. The following tables set forth certain information regarding the Corporation’s impaired loans, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary at September 30, 2015 and December 31, 2014.

(Dollar amounts in thousands)		Unpaid
	Recorded	Principal	Related
September 30, 2015	Investment	Balance	Allowance
With no related allowance recorded:
Commercial operating	$538	$673	$0
Commercial real estate, 1-4 family	0	0	0
Commercial real estate, other	2,646	2,764	0
Subtotal	$3,184	$3,437	$0

With an allowance recorded:
Commercial operating	120	120	2
Commercial real estate, 1-4 family	1,558	1,680	119
Commercial real estate, other	196	196	2
Subtotal	$1,874	$1,996	$123
Total	$5,058	$5,433	$123

		Unpaid
	Recorded	Principal	Related
December 31, 2014	Investment	Balance	Allowance
With no related allowance recorded:
Commercial operating	$0	$0	$0
Commercial real estate, 1-4 family	0	0	0
Commercial real estate, other	1,942	1,942	0
Subtotal	$1,942	$1,942	$0

With an allowance recorded:
Commercial operating	797	919	128
Commercial real estate, 1-4 family	1,614	1,614	132
Commercial real estate, other	1,475	1,475	42
Subtotal	$3,886	$4,008	$302
Total	$5,828	$5,950	$302

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

Impaired loans decreased $770,000 or 13.2% to $5,058,000 at September 30, 2015 from $5,828,000 at December 31, 2014, largely due to a partial payoff of $596,000 and the write down of the specified reserve of $118,000 on a large commercial real estate loan. Impaired loans with no related allowance recorded at September 30, 2015 was $3,184,000, an increase of $1,242,000 or 64.0% from $1,942,000 at year-end 2014, while loans with a specified reserve decreased $2,012,000 or 51.8% to $1,874,000 at September 30, 2015 from $3,886,000 at December 31, 2014. During the third quarter, the specified reserve on two loans was written off resulting in the shift between classifications. The specified reserve related to impaired loans totaled $123,000 at September 30, 2015 compared to $302,000 at December 31, 2014.

14.

COMMERCIAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the average recorded investment in impaired loans and the amount of interest income recognized on a cash basis for impaired loans after impairment by portfolio segment and class for the periods indicated. (All dollar amounts in thousands)

	No Related		With Related
	Allowance Recorded		Allowance Recorded		Total
	Average	Total Interest	Average	Total Interest	Average	Total Interest
Three Months Ended	Recorded	Income	Recorded	Income	Recorded	Income
September 30, 2015	Investment	Recognized	Investment	Recognized	Investment	Recognized
Commercial:
Operating	$583	$0	$120	$2	$703	$2
Real estate, 1-4 family	0	0	1,564	17	1,564	17
Real estate, other	2,887	55	197	3	3,084	58
Total	$3,470	$55	$1,881	$22	$5,351	$77

Three Months Ended
September 30, 2014
Commercial:
Operating	$0	$0	$823	$2	$823	$2
Real estate, 1-4 family	0	0	1,638	16	1,638	16
Real estate, other	4,068	69	2,547	23	6,615	92
Total	$4,068	$69	$5,008	$41	$9,076	$110

	No Related		With Related
	Allowance Recorded		Allowance Recorded		Total
	Average	Total Interest	Average	Total Interest	Average	Total Interest
Nine Months Ended	Recorded	Income	Recorded	Income	Recorded	Income
September 30, 2015	Investment	Recognized	Investment	Recognized	Investment	Recognized
Commercial:
Operating	$642	$0	$122	$6	$764	$6
Real estate, 1-4 family	0	0	1,582	52	1,582	52
Real estate, other	3,200	147	200	9	3,400	156
Total	$3,842	$147	$1,904	$67	$5,746	$214

Nine Months Ended
September 30, 2014
Commercial:
Operating	$0	$0	$828	$6	$828	$6
Real estate, 1-4 family	0	0	1,654	50	1,654	50
Real estate, other	4,080	192	2,611	72	6,691	264
Total	$4,080	$192	$5,093	$128	$9,173	$320

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

There have been no financing receivables modified as troubled debt restructurings during the three and nine months ended September 30, 2015. There were no financing receivables modified as troubled debt restructurings during the three and nine months ended September 30, 2014.

There were no commitments to lend additional funds to borrowers classified as troubled debt restructurings at September 30, 2015.

NOTE 8   AGE ANALYSIS OF PAST DUE FINANCING RECEIVABLES

The following table presents the aging of the recorded investment in loans by past due category and class of loans at September 30, 2015 and December 31, 2014 (dollar amounts in thousands).

							Recorded
	30-59	60-89	> 90			Total	Investment
	Days	Days	Days	Total		Financing	> 90 Days
September 30, 2015	Past Due	Past Due	Past Due	Past Due	Current	Receivables	and Accruing
Commercial
Operating	$0	$0	$537	$537	$25,899	$26,436	$0
Agricultural	0	0	0	0	44,769	44,769	0
Real estate, 1-4 family	45	0	0	45	42,971	43,016	0
Real estate, other	0	69	143	212	115,220	115,432	0
Real estate
Construction	0	0	0	0	4,731	4,731	0
Other	140	1	19	160	18,614	18,774	0
Consumer
Equity	19	0	24	43	17,869	17,912	0
Auto	0	0	0	0	4,741	4,741	0
Other	6	28	6	40	7,634	7,674	0
Total	$210	$98	$729	$1,037	$282,448	$283,485	$0

16.

COMMERCIAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

							Recorded
	30-59	60-89	> 90			Total	Investment
	Days	Days	Days	Total		Financing	> 90 Days
December 31, 2014	Past Due	Past Due	Past Due	Past Due	Current	Receivables	and Accruing
Commercial
Operating	$0	$0	$673	$673	$33,216	$33,889	$0
Agricultural	0	0	0	0	46,022	46,022	0
Real estate, 1-4 family	0	0	0	0	40,476	40,476	0
Real estate, other	33	0	36	69	105,052	105,121	0
Real estate
Construction	0	0	0	0	4,214	4,214	0
Other	20	14	0	34	17,935	17,969	0
Consumer
Equity	0	40	33	73	18,113	18,186	0
Auto	0	0	0	0	4,650	4,650	0
Other	15	0	8	23	8,601	8,624	0
Total	$68	$54	$750	$872	$278,279	$279,151	$0

NOTE 9    FINANCING RECEIVABLES ON NONACCRUAL STATUS

The following table summarizes loans (in thousands) on nonaccrual status by class at the dates indicated.

	September 30, 2015	December 31, 2014
Commercial operating	$685	$673
Commercial real estate, 1-4 family	0	179
Commercial real estate, other	173	69

Real estate, construction	0	0
Real estate, other	21	18

Consumer equity	93	99
Consumer auto	0	0
Consumer other	6	23
Total	$978	$1,061

NOTE 10   FAIR VALUES AND MEASUREMENTS OF FINANCIAL INSTRUMENTS

The Corporation records certain assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Securities available-for-sale, trading securities, mortgage loans held for sale and derivative instruments are carried at fair value on a recurring basis. Fair value measurements are also utilized to determine the initial value of certain assets and liabilities, to perform impairment assessments and for disclosure purposes. The Corporation uses quoted market prices and observable inputs to the maximum extent possible when measuring fair value. In the absence of quoted market prices, various valuation techniques are utilized to measure fair value. When possible, observable market data for identical or similar financial instruments are used in the valuation. When market data is not available, fair value is determined using valuation models that incorporate management’s estimates of the assumptions a market participant would use in pricing the asset liability.

Fair value measurements are classified within one of three levels based on the observability of the inputs used to determine fair value, as follows:

•	Level 1 – The valuation is based on quoted prices in active markets for identical instruments.

17.

COMMERCIAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

18.

COMMERCIAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents information about the Corporation’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, and the valuation techniques used by the Corporation to determine those fair values.

	Quoted Prices in	Significant	Significant
(Dollar amounts in thousands)	Active Markets	Observable	Unobservable
	For Identical	Inputs	Inputs
September 30, 2015	Assets (Level 1)	(Level 2)	(Level 3)	Balance
Assets
U.S. Government Agency securities	$0	$2,515	$0	$2,515
State and political subdivisions	0	6,030	0	6,030
Mortgage-backed securities	0	2,084	0	2,084
Total Assets	$0	$10,629	$0	$10,629
Liabilities	$0	$0	$0	$0

19.

COMMERCIAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Quoted Prices in	Significant	Significant
(Dollar amounts in thousands)	Active Markets	Observable	Unobservable
	For Identical	Inputs	Inputs
December 31, 2014	Assets (Level 1)	(Level 2)	(Level 3)	Balance
Assets
U.S. Government Agency securities	$0	$1,965	$0	$1,965
State and political subdivisions	0	6,596	0	6,596
Mortgage-backed securities	0	2,466	0	2,466
Total Assets	$0	$11,027	$0	$11,027
Liabilities	$0	$0	$0	$0

Securities characterized as having Level 2 inputs generally consist of obligations of U.S. Government and federal agencies, government-sponsored organizations and obligations of state and political subdivisions. There were no transfers in or out of Levels 1 and 2 for the nine months ended September 30, 2015.

The Corporation also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis. These assets consist primarily of impaired loans and other real estate owned (“OREO”).

The following table presents financial assets and liabilities measured on a nonrecurring basis:

Fair Value Measurements at Reporting Date Using

	Balance at
(In thousands)	September 30,	Level 1	Level 2	Level 3
2015

Impaired loans	$4,935	$0	$0	$4,935
Real estate acquired through foreclosure	179	0	0	179

	Balance at
(In thousands)	December 31,	Level 1	Level 2	Level 3
2014

Impaired loans	$5,526	$0	$0	$5,526
Real estate acquired through foreclosure	2,255	0	0	2,255

The fair value of impaired loans were primarily measured based on the value of the collateral securing these loans. Impaired loans are classified within Level 3 of the fair value hierarchy. Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable. The Corporation determines the value of the collateral based on independent appraisals performed by qualified licensed appraisers. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Appraised values are discounted for costs to sell and may be discounted further based on management’s historical knowledge, changes in market conditions from the date of the most recent appraisal and/or management’s expertise and knowledge of the customer and the customer’s business. Such discounts by management are subjective and are typically significant unobservable inputs for determining fair value. Impaired loans are subject to nonrecurring fair value adjustments to reflect (1) partial write-downs that are based on the observable market price or current appraised value of the collateral, or (2) the full charge-off of the loan carrying value. Included in the impaired balance at September 30, 2015 were troubled debt restructured loans with a balance of $4,376,000 and specified reserves of $123,000.

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

The tables below present the estimated fair values of the Corporation’s financial instruments for the periods indicated.

			Quoted Prices	Significant
			In Active	Other	Significant
(Dollar amounts in thousands)			Markets for	Observable	Unobservable
	Carrying	Estimated	Identical Assets	Inputs	Inputs
September 30, 2015	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)

Financial Assets:
Cash equivalents and federal funds sold	$20,904	$20,904	$20,904	$0	$0
Securities available-for-sale	10,629	10,629	0	10,629	0
Securities held to maturity	740	740	0	740	0
Other investment securities	2,209	2,209	0	0	2,209
Loans, net of allowance for loan loss	279,550	299,065	0	0	299,065
Accrued interest receivable	1,466	1,466	0	0	1,466

Financial Liabilities:
Noninterest-bearing deposits	$(49,967)	$(49,967)	$(49,967)	$0	$0
Interest-bearing deposits	(145,468)	(145,468)	0	(145,468)	0
Time deposits	(97,059)	(96,895)	0	(96,895)	0
FHLB advances	(1,604)	(1,307)	0	(1,307)	0
Accrued interest payable	(80)	(80)	0	0	(80)

21.

COMMERCIAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Quoted Prices	Significant
			In Active	Other	Significant
(Dollar amounts in thousands)			Markets for	Observable	Unobservable
	Carrying	Estimated	Identical Assets	Inputs	Inputs
December 31, 2014	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)

Financial Assets:
Cash equivalents and federal funds sold	$27,151	$27,151	$27,151	$0	$0
Securities available-for-sale	11,027	11,027	0	11,027	0
Other investment securities	2,209	2,209	0	0	2,209
Loans, net of allowance for loan loss	275,025	291,274	0	0	291,274
Accrued interest receivable	1,334	1,334	0	0	1,334

Financial Liabilities:
Noninterest-bearing deposits	$(50,350)	$(50,350)	$(50,350)	$0	$0
Interest-bearing deposits	(142,022)	(142,022)	0	(142,022)	0
Time deposits	(106,399)	(106,283)	0	(106,283)	0
FHLB advances	(1,692)	(1,374)	0	(1,374)	0
Accrued interest payable	(51)	(51)	0	0	(51)

The following describes the valuation methodologies used by management to measure financial assets and liabilities at fair value on a recurring basis as recognized in the Corporation’s accompanying balance sheets as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy.

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

22.

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

The Corporation’s 2009 Incentive Stock Option Plan, which is shareholder approved, permits the granting of stock options to its employees. The plan permits the grant of incentive awards in the form of options, restricted stock and certain other stock-based awards to selected key employees on a periodic basis at the discretion of the board. The plan authorizes the issuance of up to 150,000 shares of common stock of which 28,850 shares are available for issuance at September 30, 2015. Option awards are granted with an exercise price equal to the market price of the Corporation’s common stock at the date of grant and have an expiration period of ten years.

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

The fair value of options granted in 2015 and 2014 was determined using the following weighted-average assumptions as of the date of grant.

	2015	2014
Dividend yield	3.16%	3.15%
Risk-free interest rate	1.94%	2.04%
Expected volatility	22.29%	22.59%
Weighted average expected life	8 years	8 years
Weighted average per share fair value of options	$4.47	$4.11

In the third quarter of 2015, 18,400 stock options were granted, subject to a three year vesting period with one third of the options vesting each year on the anniversary date of the grant.

Intrinsic value represents the amount by which the fair market value of the Corporation’s stock, $28.50 at September 30, 2015, exceeds the exercise price of the stock options. At September 30, 2015, the aggregate intrinsic value of stock options outstanding and exercisable was $695,000 and $621,000, respectively, compared to an aggregate intrinsic value of $654,000 and $539,000 at December 31, 2014.

23.

COMMERCIAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes stock option activity for the nine months ended September 30, 2015.

		Weighted
	Number	Average
	Of	Exercise
Stock Options	Options	Price
Outstanding options at January 1, 2015	69,375	$18.08
Granted	18,400	27.40
Exercised	(4,225)	17.04
Forfeited	0	0.00
Expired	0	0.00
Outstanding options at September 30, 2015	83,550	$20.18

Exercisable at September 30, 2015	54,499	$17.10

The fair value of options granted is amortized as compensation expense, recognized on a straight-line basis over the vesting period of the respective stock option grant. Compensation expense related to employees is included in personnel expense while compensation expense related to directors is included in other operating expense. The Corporation recognized compensation expense of $13,000 and $32,000 for the three and nine months ended September 30, 2015, respectively, related to the vesting of nonrestricted stock options, compared to compensation expense of $10,000 and $28,000 for the same periods in 2014. At September 30, 2015, the Corporation had $115,000 of unrecognized compensation expense related to nonrestricted stock options. This remaining cost is expected to be recognized over a weighted average vesting period of approximately 29 months.

The following is a summary of outstanding and exercisable stock options at September 30, 2015.

	Number	Weighted Average	Number
	Of Shares	Remaining	Of Shares
Exercise Price	Outstanding	Contractual Life	Exercisable
$12.30	11,900	3.87 years	11,900
$13.25	8,300	4.87 years	8,300
$17.40	9,800	5.87 years	9,800
$19.28	14,200	6.78 years	14,200
$21.35	9,950	7.86 years	6,632
$24.47	11,000	8.88 years	3,667
$27.40	18,400	9.88 years	0
Total	83,550	7.16 years	54,499

The following table summarizes information about the Corporation’s nonvested stock option activity for the nine months ended September 30, 2015.

	Number	Weighted
	Of	Average
Nonvested Options	Options	Price
Nonvested options at January 1, 2015	22,600	$22.41
Granted	18,400	27.40
Vested	(11,949)	21.45
Forfeited	0	0.00
Nonvested options at September 30, 2015	29,051	$25.97

24.

COMMERCIAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the third quarter of 2015, the Corporation granted 8,000 shares of restricted stock awards with a total grant date fair value of $219,000. The fair value of restricted stock is equal to the fair market value of the Corporation’s common stock on the date of grant. Restricted stock awards are recorded as unearned compensation, a component of shareholders’ equity, and amortized to compensation expense over the vesting period. The Corporation recognized compensation expense of $33,000 and $81,000 for the three and nine months ended September 30, 2015, respectively, related to restricted stock grants compared to $23,000 and $65,000 for the same periods in 2014. At September 30, 2015, the Corporation had approximately $306,000 of unrecognized compensation expense related to restricted stock awards. This remaining cost is expected to be recognized over a weighted average vesting period of approximately 28.5 months.

The following table summarizes restricted stock activity for the nine months ended September 30, 2015.

		Weighted
	Nonvested	Average
	Number of	Grant Date
Restricted Stock	Shares	Fair Value
Nonvested balance at January 1, 2015	12,900	$21.95
Granted	8,000	27.40
Vested	(2,200)	19.28
Forfeited/expired	0	0.00
Nonvested balance at September 30, 2015	18,700	$24.60

25.

COMMERCIAL BANCSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following review presents management’s discussion and analysis of the consolidated financial condition of Commercial Bancshares, Inc. and its wholly owned subsidiaries, Commercial Savings Bank and Commercial Financial and Insurance Agency, LTD at September 30, 2015, compared to December 31, 2014, and the consolidated results of operations for the three and nine-month periods ended September 30, 2015 compared to the same periods in 2014. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements and related footnotes.

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

Forward-looking statements are based on various assumptions and may be identified by reference to a future period or periods, or by the use of forward-looking terminology such as “believe”, “expect”, “estimate”, “anticipate”, “plan”, “intend”, or other similar terms or variations on those terms, or the future or conditional verbs such as “will”, “may”, “should”, and “would”. Forward-looking statements are subject to numerous assumptions, risks and uncertainties and actual results could differ materially from historical results or those anticipated by such statements. These forward-looking statements may not be realized due to a variety of factors, including, without limitation.

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

27.

COMMERCIAL BANCSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Corporation’s profitability, as with most financial institutions, is significantly dependent upon net interest income, which is the difference between interest received on interest-earning assets, such as loans and securities and the interest paid on interest-bearing liabilities, principally deposits and borrowings. Results of operations are also affected by noninterest income, such as service charges on deposit accounts and fees on other services, income from lending activities and bank-owned life insurance as well as noninterest expenses such as salaries and employee benefits, occupancy, furniture and equipment, professional and other services, and other expenses, including income taxes. Economic conditions, competition and the monetary and fiscal policies of the Federal government significantly affect financial institutions.

Net income increased 2.2% to $2,538,000 for the nine months ended September 30, 2015 compared to $2,483,000 for the nine months ended September 30, 2014. Basic and diluted earnings per share for the nine months ended September 30, 2015 were $2.12 and $2.08, respectively, compared to $2.10 and $2.06 for the same period in 2014. The increase in net income for the nine months ended September 30, 2015 compared to the same period in 2014 can be largely attributed to a decrease in the provision for loan losses, partially offset by an increase in noninterest expense. Highlights for the nine months ended September 30, 2015:

•	Net loans totaled $279,550,000 at September 30, 2015, compared to $275,025,000 at year-end 2014, an increase of $4,525,000 or 1.7% with the growth predominantly in the commercial real estate portfolio.

•	Deposits totaled $292,494,000 at September 30, 2015, compared to $298,771,000 at year-end 2014, a decrease of $6,277,000 or 2.1%, with the decline predominantly in CDARS certificates of deposit balances.

•	The Corporation’s net interest margin, on a fully taxable equivalent basis, was 4.48% for the nine months ended September 30, 2015, compared to 4.64% for the nine months ended September 30, 2014.

•	Net interest income increased $97,000 or 1.0% to $10,230,000 for the nine months ended September 30, 2015 from $10,133,000 for the same period in 2014, primarily due to the increase of $5,322,000 in average loan balances.

•	OREO and other miscellaneous loan expense increased $198,000 or 70.5% to $479,000 for the nine months ended September 30, 2015 from $281,000 for the same period in 2014, due primarily to realized holding losses or write-downs on the valuation of OREO properties as well as increases in maintenance costs and property taxes associated with these assets. OREO related expenses are expected to decline as the Corporation’s largest commercial real estate properties have been sold and the overall OREO balance has been reduced to $179,000 as of September 30, 2015.

•	The Corporation’s return on average equity and return on average assets for the nine months ended September 30, 2015 was 9.58% and 1.02%, respectively, compared to 10.11% and 1.04% for the same period in 2014.

•	The Corporation’s efficiency ratio, on a fully taxable equivalent basis, was 67.60% for the nine months ended September 30, 2015, compared to 66.71% for the same period in 2014. The efficiency ratio measures the amount of expense incurred to generate a dollar of revenue and is calculated by dividing noninterest expense by the sum of taxable equivalent net interest income before provision and other noninterest income, excluding net gains (losses) on sales of investment securities and net gains (losses) on sales of fixed assets.

•	The Corporation’s capital position remained strong with all regulatory capital ratios significantly exceeding the “well capitalized” thresholds established by regulators. At September 30, 2015, the Corporation’s Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios were 10.79%, 12.72% and 13.97%, respectively, compared to Tier 1 leverage and risk-based capital ratios of 10.57%, 12.11% and 13.37% at December 31, 2014.

28.

COMMERCIAL BANCSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Assets totaled $331,889,000 at September 30, 2015, compared to $336,529,000 as of December 31, 2014, reflecting a decrease of $4,640,000 or 1.4%, largely due to declines in cash equivalents and federal funds sold as well as the sale of two commercial real estate properties with a carrying value of $2,111,000. Total liabilities decreased 2.1% or $6,472,000 to $295,831,000 as of September 30, 2015 compared to $302,303,000 at December 31, 2014, primarily due to a decline in savings and time deposits less than $250,000. Shareholders’ equity increased 5.4% or $1,832,000 to $36,058,000 as of September 30, 2015 compared to $34,226,000 at December 31, 2014, primarily driven by an increase in retained earnings.

Cash equivalents and federal funds sold include working cash funds, due from banks, interest-bearing deposits in other financial institutions, items in process of collection and federal funds sold. The Bank is required to maintain average reserve balances with the Federal Reserve Bank based on average daily deposit balances and statutory reserve ratios prescribed by the type of deposit account. The average balance held in reserve for the nine months ended September 30, 2015 was $4,295,000, compared to $5,338,000 for the same period in 2014. Cash equivalents and federal funds sold decreased $6,247,000 or 23.0% to $20,904,000 at September 30, 2015 from $27,151,000 at December 31, 2014. Cash equivalents and federal funds sold were largely used to fund loan growth.

Total investment securities increased 2.6% to $13,578,000 at September 30, 2015 from $13,236,000 at December 31, 2014. The increase in investment securities was predominantly due to the purchase of two U.S. Government Agency securities during the first quarter and the purchase of a municipal security during the second quarter, totaling $1,780,000, partially offset with $1,276,000 in calls of municipal and Government Agency securities as well as pay downs and prepayments of mortgage-backed securities. Investment securities are reported at fair value with unrealized holding gains and losses, based on the difference between amortized cost and fair value, reported net of deferred tax, as accumulated other comprehensive income (loss), a separate component of shareholders’ equity. Declines in the fair value of individual securities below their cost that are other-than-temporary result in write downs of the individual securities to their fair values. Securities that are held as available-for-sale are used as a part of the Corporation’s asset/liability management strategy. Securities that may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital and other similar factors are classified as available-for-sale.

At September 30, 2015, the investment portfolio consisted primarily of obligations of state and political subdivisions, mortgage-backed securities and U.S. Government Agency securities. To reduce the Corporation’s income tax burden, $6,770,000 or 49.86% of the Corporation’s investment portfolio as of September 30, 2015, was invested in tax-exempt obligations of state and political subdivisions, compared to $6,596,000 or 49.83% at December 31, 2014.

Loans are reported at their outstanding principal balances less unearned income, the allowance for loan losses and any deferred fees or costs on originated loans. Interest income from loans is accrued based on the principal balance outstanding. Loan origination fees, net of certain loan origination costs, are deferred and recognized as an adjustment to the related loan yield. Loans make up the largest component of total assets. At September 30, 2015, net loans of $279,550,000, representing 84.23% of total assets, increased $4,525,000 or 1.7% from net loans of $275,025,000 at December 31, 2014. The increase in net loans between periods was largely due to an increase of $4,145,000, predominantly in the commercial real estate portfolio. Consumer real estate loans increased $1,322,000 or 6.0% while installment and home equity loans decreased $859,000 and $274,000, respectively.

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

The Corporation’s methodology in determining the allowance for loan losses includes segmenting the loan portfolio into various components and applying various loss factors to estimate the amount of probable losses. The largest segment of the loan portfolio is comprised of credit-rated commercial loans, comprising 81% of total loans at September 30, 2015 and December 31, 2014. Credit-rated commercial loans include commercial and industrial loans along with loans to commercial borrowers that are secured by real estate (commercial property, multi-family residential property, 1-4 family residential property, and construction and land). For each loan within this segment, a credit rating is assigned based on a review of specific risk factors including (1) historical and projected financial results of the borrower, (2) market conditions of the borrower’s industry that may affect the borrower’s future financial performance, (3) business experience of the borrower’s management, (4) nature of the underlying collateral, if any, and (5) borrower’s history of payment performance.

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

The Corporation’s allowance for loan losses has two basic components: a general reserve reflecting historical losses by loan category and loan classification, as adjusted by several factors whose effects are not reflected in historical loss ratios, and specific allowances for individually identified loans. General reserves are based upon historical loss experience by portfolio segment measured and supplemented to address various risk characteristics of the Corporation’s loan portfolio including:

•	Trends in delinquencies and other non-performing loans.
•	Changes in the risk profile related to large loans in the portfolio.
•	Changes in the categories of loans comprising the loan portfolio.
•	Concentrations of loans to specific industry segments.
•	Changes in economic conditions on both a local and a national level.
•	Changes in the Corporation’s credit administration and loan portfolio management processes.
•	Quality of the Corporation’s credit risk identification process.

The portion of the reserve representing specific allowances is derived by accumulating the specific allowances established on individually impaired loans that have significant conditions or circumstances that indicate that a loss may be probable. Specific reserves are calculated on individually impaired loans and are established based on the Corporation’s calculation of the probable losses inherent in an individual loan. For loans on which the Corporation has not elected to use the collateral value as a basis to establish the measure of impairment, the Corporation measures impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate. In determining the cash flows to be included in the discount calculation, the Corporation considers a number of factors that combined, are used to estimate the probability and severity of potential losses.

•	The borrower’s overall financial condition.
•	Resources and payment record.
•	Support available from financial guarantors.

31.

COMMERCIAL BANCSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At September 30, 2015 the general reserve represented 97% of the total allowance for loan losses while the specified allowance accounted for 3% of the total allowance, compared to 93% and 7% at year-end 2014. The severity of estimated losses on impaired loans can differ substantially from actual losses. The general reserve is calculated in two parts based on an internal risk classification of loans within each portfolio segment. General reserves on loans considered to be “classified” under regulatory guidance are calculated separately from loans considered to be “pass” rated under the same guidance. This segregation allows the Corporation to monitor the reserves related to higher risk loans separate from the remainder of the portfolio in order to better manage risk and ensure the sufficiency of reserves.

The allowance for loan losses is established and maintained at a level management deems adequate to cover losses inherent in the loan portfolio as of the balance sheet date and is based on management’s evaluation of the risks in the loan portfolio and changes in the nature and volume of loan activity. The amount of the allowance is affected by: (1) loan charge-offs, which decrease the allowance; and (2) recoveries on loans previously charged off, which increase the allowance; and (3) the provision of possible loan losses charged to income, which increases the allowance. In determining the provision for possible loan losses, it is necessary for management to monitor fluctuations in the allowance resulting from actual charge-offs and recoveries and to periodically review the size and composition of the loan portfolio in light of current and anticipated economic conditions.

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

At September 30, 2015 and December 31, 2014, the allowance for loan losses stood at $3,935,000 and $4,126,000, respectively. The ratio of the allowance for loan losses to total loans was 1.39% and 1.48%. The ratio of annualized net charge-offs to average outstanding loans was 0.16% at September 30, 2015, down from 0.19% at year-end 2014. The Corporation provided $86,000 and $138,000 to the allowance for loan losses for the three and nine months ended September 30, 2015, respectively, compared to $26,000 and $287,000 for the same periods in 2014. Net charge-offs totaled $247,000 and $329,000 for the three and nine month-periods ended September 30, 2015, respectively, compared to net charge-offs of $16,000 and $266,000 for the same periods last year.

The methodology used in the periodic review of the reserve adequacy, which is performed at least quarterly, is designed to be responsive to changes in portfolio credit quality and inherent credit losses. The changes are reflected in both the pooled formula reserve and in specific reserves as the collectability of large classified loans is regularly recalculated with new information as it becomes available.

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

Before loans are charged off, they typically go through a phase of non-performing status. Various stages exist when dealing with such non-performance. The first stage is simple delinquency, where customers consistently start paying late, 30, 60 and 90 days at a time. These accounts may then be put on a list of loans to “watch” as they continue to under-perform according to original terms. Loans are placed on nonaccrual status when management believes the collection of the principal and interest is doubtful. A delinquent loan is generally placed on nonaccrual status when principal and/or interest is past due 90 days or more or if the financial strength of the borrower has declined, or other facts would make the repayment of the loan suspect, unless the loan is well secured, or in the process of collection. At September 30, 2015 and December 31, 2014, there were no 90 day delinquent loans that were on accrual status. In such cases, the loans are individually evaluated in order to determine whether to continue income recognition after 90 days beyond the due dates.

When a loan is placed on nonaccrual status, all interest which has been accrued is charged back against current earnings as a reduction in interest income, which adversely affects the yield on loans in the period of reversal. No additional interest is accrued on the loan balance until collection of both principal and interest becomes reasonably certain. Loans placed on nonaccrual status may be returned to accrual status after payments are received for a minimum of six consecutive months in accordance with the loan documents and any doubt as to the loan’s full collectability has been removed or the troubled loan is restructured and evidenced by a credit evaluation of the borrower’s financial condition and the prospects for full repayment.

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

When management identifies a loan as impaired, the impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the observable market price of the loan, except when the sole (remaining) source of repayment for the loan is the liquidation of the collateral. In this case, management uses the current fair value of the collateral, less selling costs when foreclosure is probable, instead of discounted cash flows. If management determines the value of the impaired loan is less than the recorded investment in the loan (net of previous charge-offs and deferred loan fees or costs), impairment is recognized through an allowance estimate or a charge-off to the allowance. When management determines an impaired loan is a confirmed loss, the estimated impairment is directly charged off to the loan rather than creating a specific reserve for inclusion in the allowance for loan losses. However, not all impaired loans are in nonaccrual status because they may be current with regards to the payment terms. Their determination as an impaired loan is based on some inherent weakness in the credit that may, if certain circumstances occur, result in an inability to comply with the loan agreement’s contractual terms. Impaired loans exclude large groups of smaller homogenous loans that are collectively evaluated for impairment such as consumer real estate and installment loans.

The allowance for loan losses, specifically related to impaired loans at September 30, 2015 and December 31, 2014 was $123,000 and $302,000, respectively, related to loans with principal balances of $1,874,000 and $3,886,000. Impaired loans with no related allowance recorded at September 30, 2015 totaled $3,184,000 compared to $1,942,000 at December 31, 2014. The Corporation’s financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on the loan portfolio, unless a loan is placed on nonaccrual status. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected. For the three and nine months ended September 30, 2015, the Corporation received interest payments of $77,000 and $214,000, respectively, related to impaired loans averaging $5,351,000 and $5,746,000, compared to interest payments of $110,000 and $320,000, related to impaired loans averaging $9,076,000 and $9,173,000 for the three and nine months ended September 30, 2014.

Management’s general practice is to proactively charge down loans individually evaluated for impairment to the fair value of the underlying collateral. Consistent with regulatory guidance, charge-offs on all loan segments are taken when specific loans, or portions thereof, are considered uncollectible. The Corporation’s policy is to promptly charge these loans off in the period the uncollectible loss is reasonably determined. Management believes that by taking a proactive approach to identifying problems and determining their ultimate collectability, using both internal and external portfolio loan reviews, that any potential losses which may be incurred on these credits in the future are incorporated into its analysis of the adequacy of the Corporation’s allowance for loan losses.

Due to the weakening credit status of a borrower, the Corporation may elect to formally restructure certain loans to facilitate a repayment plan that minimizes the potential losses the Corporation might incur. Restructured loans, or troubled debt restructurings (“TDRs”) are classified as impaired loans and may either be in accruing or nonaccruing status. In most cases the modification is either a concessionary reduction in interest rate, extension of the maturity date or reduction in the principal balance that would otherwise not be considered. Concessionary modifications are classified as troubled debt restructurings unless the modification results in only an insignificant delay in the payments to be received. Troubled debt restructured loans are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows discounted using the loan’s effective interest rate at inception or the fair value of the collateral, less selling costs if the loan is collateral dependent. If the recorded investment in the loan exceeds the measure of fair value, impairment is recognized by establishing a valuation allowance as part of the allowance for loan losses or a charge-off to the allowance for loan losses. In periods subsequent to the modification, all TDRs are evaluated individually, including those that have payment defaults, for possible impairment. A nonaccrual TDR may be returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Additionally, there should be a sustained period of repayment performance (generally a period of six months) by the borrower in accordance with the modified contractual terms.

33.

COMMERCIAL BANCSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Troubled debt restructured loans totaled $4,376,000 at September 30, 2015, representing five credit relationships in which economic concessions were granted to borrowers to better align the terms of their loans with their current ability to repay. Troubled debt restructured balances are down slightly from $4,557,000 at December 31, 2014. As of September 30, 2015, 84% of all restructured loans were performing in accordance with the terms of the restructure. The specified reserve required for these TDRs, whether collateral dependent or not, was $123,000, representing 3% of the total loan loss reserve and 100% of the total specified reserve. There are no commitments to lend additional amounts to borrowers with loans classified as troubled debt restructurings as of September 30, 2015.

Non-performing assets include nonaccrual loans as well as other real estate owned and other repossessed assets. Non-performing loans are comprised of loans on nonaccrual status along with loans that are contractually past due 90 days or more but have not been classified as nonaccrual. At September 30, 2015, the Corporation had $978,000 in non-performing loans, or 0.35% of total loans, a slight decrease from non-performing loans of $1,061,000 or 0.38% of total loans at December 31, 2014. At September 30, 2015, non-performing loans by loan portfolio category were as follows: $537,000 in commercial operating loans; $321,000 in commercial real estate loans; $99,000 in consumer loans and $21,000 in residential mortgage loans. Management evaluated non-performing loans at September 30, 2015 and believes that they have charged off, written down or established adequate loss reserves on all identified problem loans.

Other assets, including premises and equipment, accrued interest receivable, bank-owned life insurance, OREO and other repossessed assets, assets classified as held for sale and other assets decreased $3,260,000 or 15.4% to $17,857,000 at September 30, 2015 from $21,117,000 at December 31, 2014. The decrease in other assets was primarily due to a decrease of $2,076,000 in OREO and other repossessed assets and a decrease of $1,178,000 in assets classified as held for sale. The decrease in assets classified as held for sale is due to the sale of a branch property during the first quarter that was valued at $1,178,000 and classified as assets held for sale at year-end 2014.

Other real estate owned acquired through partial or total satisfaction of non-performing loans is included in other assets and recorded at fair value less anticipated selling costs based upon the property’s appraised value at the date of transfer, with any difference between the fair value of the property less cost to sell, and the carrying value of the loan charged to the reserve for loan losses. Subsequent write-downs that may be required are expensed as incurred. Gains and losses realized from the sale of other real estate owned, as well as valuation adjustments, are included in noninterest expense as well as expenses of operation. During the nine months ended September 30, 2015, two properties with a total carrying value of $46,000 were transferred to OREO. Also during that time, capital improvement adjustments totaling $52,000 were made to an existing property in OREO. In addition, write-downs totaling $161,000 were taken against two existing properties held in OREO and was charged to earnings. During the nine months ended September 30, 2015, two properties with a carrying value of $2,111,000 were sold at a loss of $26,000. At September 30, 2015, the Corporation held two properties in OREO with a carrying value of $46,000, compared to two properties with a carrying value of $2,220,000 at December 31, 2014.

Other repossessed assets, resulting from loans where the Corporation has received title or physical possession of the borrower’s assets, is included in other assets and is recorded at fair value, less estimated selling costs. At the time of repossession, the recorded amount of the loan is written down to the fair value of the equipment or vehicle by a charge to the reserve for loan losses. Gains and losses realized from the sale of other repossessed assets, as well as valuation adjustments, are included in noninterest expense as well as expenses of operation. During the nine months ended September 30, 2015, additions to other repossessed assets totaled $143,000. During the same period, repossessed assets with a total carrying value of $44,000, sold at a loss of $8,000. Other repossessed assets at September 30, 2015 totaled $133,000 compared to $35,000 at December 31, 2014.

34.

COMMERCIAL BANCSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Total deposits decreased $6,277,000 or 2.1% to $292,494,000 at September 30, 2015 from $298,771,000 at December 31, 2014. The decrease in deposits was largely due to the run off of higher costing certificates of deposits. The Bank offers a broad selection of deposit accounts, including noninterest-bearing demand deposits (such as checking accounts), interest-bearing checking accounts, money market accounts, savings accounts and certificates of deposits. Included in the certificates of deposit balances at September 30, 2015 was a total of $31,962,000 in reciprocal certificates of deposits offered under the Certificate Deposit Account Registry Service (“CDARs”), a program in which the Bank participates. Under the CDARS program, participating banks are able to match customer’s deposits that would otherwise exceed the limits for FDIC insurance with certificates of deposits offered at other participating banks, thereby providing FDIC insurance to these excess deposits.

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

The Corporation utilizes both short-term and long-term borrowings as an alternate funding source to deposits and can be used to fund the Corporation’s liquidity needs. Short-term borrowings, which include federal funds purchased, are borrowings from other banks that mature daily. FHLB advances are loans from Federal Home Loan Bank that can mature daily or have longer maturities for fixed or floating rates of interest. FHLB borrowings are generally used to provide additional funding for loan growth when it is in excess of deposit growth and to manage interest rate risk, but can also be used as an additional source of liquidity for the Corporation. Borrowed funds totaled $1,604,000 at September 30, 2015, a decrease of $88,000 or 5.2%, from $1,692,000 at December 31, 2014. The Corporation’s borrowing capacity at FHLB totaled $30,498,000 of which $22,894,000 was available at September 30, 2015. Management believes the Corporation has adequate liquidity to meet their commitments for the foreseeable future.

Shareholders’ equity grew to $36,058,000 at September 30, 2015 from $34,226,000 at December 31, 2014, an increase of $1,832,000 or 5.4%. The increase in shareholders’ equity was primarily attributable to current earnings of $2,538,000 plus adjustments related to employee compensation costs, stock option accounting, treasury stock and deferred compensation plan activity of $138,000. The Corporation declared cash dividends of $0.63 per share for the nine months ended September 30, 2015, decreasing equity by $757,000. Included in shareholders’ equity is accumulated other comprehensive income which includes the net after-tax impact of unrealized gains on investment securities. Such unrealized gains or losses are generally due to changes in interest rates and represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities.

During the nine months ended September 30, 2015, the Corporation returned 29.83% of earnings through dividends of $757,000 at $0.63 per share compared to a return on earnings of 24.84% through dividends of $617,000 at $0.52 per share for the same period in 2014. Average shareholders’ equity to average assets was 10.64% for the nine months ended September 30, 2015 compared to 10.26% for the nine months ended September 30, 2014.

RESULTS OF OPERATIONS

Net income, after taxes for the three months ended September 30, 2015 totaled $945,000 or $0.77 per diluted share compared to net income of $859,000 or $0.71 per diluted share for the same period in 2014. The increase in net income between periods was largely due to a decrease of $212,000 in noninterest expense, offset by a decrease of $120,000 in net interest income after the provision for loan losses as well as a decrease in noninterest income of $25,000. Net income, after taxes for the nine months ended September 30, 2015 totaled $2,538,000 or $2.08 per diluted share, an increase of $55,000 or 2.2%, compared to net income of $2,483,000 or $2.06 per diluted share for the same period in 2014. The increase in net income between periods was largely due to an increase of $246,000 in net interest income after the provision for loan losses, offset by an increase in noninterest expense of $112,000 and a decrease of $97,000 in noninterest income.

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

TABLE 1   YIELD ANALYSIS

For the three-month period ended September 30, 2015 and 2014.

(Dollar amounts in thousands)

	Three Months Ended September 30,
	2015			2014
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Federal funds sold	$12,164	$8	0.26%	$11,332	$7	0.25%
Investment securities:
Taxable securities (1)	7,116	46	2.56	6,970	51	2.90
Tax-exempt securities (1)	7,081	107	6.00	8,012	121	5.99
Loans (2) (3)	277,716	3,529	5.04	272,463	3,578	5.21
Earning assets	304,077	3,690	4.81%	298,777	3,757	4.99%
Other assets	22,755			24,890
Total assets	$326,832			$323,667

Interest-bearing demand deposits	$114,918	$23	0.08%	$120,931	$24	0.08%
Savings deposits	28,009	2	0.03	25,750	2	0.03
Time deposits	94,209	179	0.75	93,041	177	0.75
Borrowed funds	2,895	10	1.37	6,143	12	0.78
Interest-bearing liabilities	240,031	214	0.35%	245,865	215	0.35%
Noninterest-bearing demand deposits	49,208			42,761
Other liabilities	1,539			1,522
Shareholders’ equity	36,054			33,519
Total liabilities and shareholders’ equity	$326,832			$323,667

Net interest income		$3,476			$3,542

Interest rate spread			4.46%			4.64%
Net interest margin (4)			4.54%			4.70%

(1)	Average yields on all securities have been computed based on amortized cost. Income on tax-exempt securities has been computed on a taxable-equivalent basis using a 34% federal tax rate and a 20% disallowance of interest expense deductibility under TEFRA rules. The amount of such adjustment was $36,000 and $42,000 for the three-month period ended September 30, 2015 and 2014.
(2)	Average balance is net of deferred loan fees of $664,000 and $593,000 for the three months ended September 30, 2015 and 2014, respectively.
(3)	Interest income includes loan fees of $128,000 and $169,000 for the three-month period ended September 30, 2015 and 2014, respectively, as well as $33,000 and $38,000 of deferred dealer reserve expense for the same years.
(4)	Net interest margin is the ratio of annualized tax equivalent net interest income to average earning assets.

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

TABLE 2   YIELD ANALYSIS

For the nine-month period ended September 30, 2015 and 2014.

(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2015			2014
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Federal funds sold	$21,027	$39	0.25%	$12,239	$22	0.24%
Investment securities:
Taxable securities (1)	7,259	142	2.62	7,125	158	2.96
Tax-exempt securities (1)	6,911	312	6.04	8,195	368	6.00
Loans (2) (3)	273,579	10,504	5.13	268,257	10,366	5.17
Earning assets	308,776	10,997	4.76%	295,816	10,914	4.93%
Other assets	24,178			24,095
Total assets	$332,954			$319,911

Interest-bearing demand deposits	$116,472	$69	0.07%	$122,252	$72	0.08%
Savings deposits	27,399	7	0.03	25,720	6	0.03
Time deposits	100,913	555	0.74	89,436	543	0.81
Borrowed funds	2,082	28	1.80	3,611	33	1.22
Interest-bearing liabilities	246,866	659	0.36%	241,019	654	0.36%
Noninterest-bearing demand deposits	49,066			44,589
Other liabilities	1,580			1,473
Shareholders’ equity	35,442			32,830
Total liabilities and shareholders’ equity	$332,954			$319,911

Net interest income		$10,338			$10,260

Interest rate spread			4.40%			4.57%
Net interest margin (4)			4.48%			4.64%

(1)	Average yields on all securities have been computed based on amortized cost. Income on tax-exempt securities has been computed on a taxable-equivalent basis using a 34% federal tax rate and a 20% disallowance of interest expense deductibility under TEFRA rules. The amount of such adjustment was $108,000 and $127,000 for the nine-month period ended September 30, 2015 and 2014.
(2)	Average balance is net of deferred loan fees of $689,000 and $564,000 for the nine months ended September 30, 2015 and 2014, respectively.
(3)	Interest income includes loan fees of $424,000 and $411,000 for the nine-month period ended September 30, 2015 and 2014, respectively, as well as $111,000 and $150,000 of deferred dealer reserve expense for the same years.
(4)	Net interest margin is the ratio of annualized tax equivalent net interest income to average earning assets.

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

Net interest margin is significantly impacted by movements in interest rates and changes in the mix of earning assets and the liabilities that fund those assets. Net interest margin is calculated by expressing tax equivalent net interest income as a percentage of average interest-earning assets and represents the Corporation’s net yield on its earning assets. Net interest margin is an indicator of the Corporation’s effectiveness in generating income from its earning assets. Net interest margin is affected by the structure of the balance sheet as well as by competitive pressures, Federal Reserve regulatory and monetary policies and the economy. The Corporation’s net interest margin, on a fully taxable equivalent basis, was 4.54% for the three-month period ended September 30, 2015, compared to 4.70% for the same period in 2014. Interest rate spread, which is the average yield on interest-earning assets minus the average rate paid on interest-bearing liabilities, was 4.46% and 4.64% for the three months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015, the Corporation’s net interest margin and interest rate spread was 4.48% and 4.40%, respectively, compared to net interest margin and interest rate spread of 4.64% and 4.57% for the same period in 2014. One of the largest contributors to the decrease in the Corporation’s net interest margin is primarily the result of disproportionately high average balances at the Federal Reserve Bank. Deposits invested at the Federal Reserve Bank bore interest at only 26 and 25 basis points for the three and nine-month periods ended September 30, 2015, respectively. Average deposits invested in other financial institutions and federal funds sold were $12,164,000 and $21,027,000 for the three and nine months ended September 30, 2015, respectively, compared to $11,332,000 and $12,239,000 for the same periods in 2014.

The Corporation actively monitors and proactively manages the rate sensitive components of both its assets and liabilities in a continuously changing and difficult market environment. Competition in the Corporation’s market areas continues to be intense, and market interest rates remain very low by historical measures. The Federal Reserve has maintained the short-term federal funds target rate at historic lows since December 2008, and has also indicated that it can be patient in beginning to normalize its stance on monetary policy.

Net interest income, on a fully taxable equivalent basis, for the three and nine months ended September 30, 2015, was $3,476,000 and $10,338,000, a decrease of $66,000 for the three-month period and an increase of $78,000 for the nine-month period. The decrease in net interest income for the three-month period was largely due to the continued downward pressure on loan yields while the increase in the YTD net interest income was primarily due to the increase in average loan balances. The Corporation’s overall cost of funds remained relatively constant between periods at 0.35% and 0.36%, for the three and nine months, respectively.

Interest and fee income, on a fully taxable equivalent basis totaled $3,690,000 for the three-month period ended September 30, 2015, a decrease of $67,000 or 1.8% from $3,757,000 for same period in 2014. Average net loans, representing 91.33% and 91.19% of average earning assets at September 30, 2015 and 2014, respectively, increased 1.9% or $5,253,000, while the average tax equivalent yield earned decreased 17 basis points. The decline in interest income on loans was largely due to the downward re-pricing of variable rate loans and new loans originating at lower market rates as well as maturities and repayments of loans with higher rates. Average federal funds sold, representing 4.00% and 3.79% of average earning assets at September 30, 2015 and 2014, respectively, increased 7.3% or $832,000, while the average yield earned increased 1 basis point. Average investment securities, representing 4.67% and 5.01% of average earning assets at September 30, 2015 and 2014, respectively, decreased 5.2% or $785,000, while the average tax equivalent yield earned decreased 27 basis points.

Interest and fee income, on a fully taxable equivalent basis was $10,997,000 for the nine months ended September 30, 2015, an increase of $83,000 or 0.8%, from $10,914,000 for the same period in 2014. Average net loans, representing 88.60% and 90.68% of average earning assets at September 30, 2015 and 2014, respectively, increased $5,322,000 or 2.0%, while the average tax equivalent yield earned decreased 4 basis points. Average federal funds sold, representing 6.81% and 4.14% of average earning assets at September 30, 2015 and 2014, respectively, increased 71.8% or $8,788,000, while the average yield earned increased 1 basis point. Average investment securities, representing 4.59% and 5.18% of average earning assets at September 30, 2015 and 2014, respectively, decreased 7.5% or $1,150,000, while the average tax equivalent yield earned decreased 31 basis points.

38.

COMMERCIAL BANCSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest expense totaled $214,000 for the three months ended September 30, 2015, relatively unchanged from $215,000 for the three months ended September 30, 2014. Average interest-bearing demand deposits, representing 47.88% and 49.19% of average interest-bearing liabilities at September 30, 2015 and 2014, respectively, decreased $6,013,000 or 5.0%, with no change in the average rate paid between periods. Average time deposits, representing 39.25% and 37.84% of average interest-bearing liabilities at September 30, 2015 and 2014, respectively, increased $1,168,000 or 1.3%, with no change in the average rate paid between periods. Average borrowings, representing 1.21% and 2.50% of average interest-bearing liabilities at September 30, 2015 and 2014, respectively, decreased $3,248,000 or 52.9% while the average rate paid increased 59 basis points.

Interest expense totaled $659,000 for the nine months ended September 30, 2015, a slight increase of $5,000 from $654,000 for the nine months ended September 30, 2014. Average interest-bearing demand deposits, representing 47.18% and 50.72% of average interest-bearing liabilities at September 30, 2015 and 2014, respectively, decreased $5,780,000 or 4.7%, while the average rate paid decreased 1 basis point. Average time deposits, representing 40.88% and 37.11% of average interest-bearing liabilities at September 30, 2015 and 2014, respectively, increased $11,477,000 or 12.8%, while the average rate paid decreased 7 basis points. The increase in average time deposits between periods was largely driven by an increase of $14,100,000 in CDARS certificates of deposits. Average borrowings, representing 0.84% and 1.50% of average interest-bearing liabilities at September 30, 2015 and 2014, respectively, decreased $1,529,000 or 42.3%, while the average rate paid increased 58 basis points.

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

The provision charged against income for the three and nine months ended September 30, 2015 was $86,000 and $138,000, respectively, compared to $26,000 and $287,000 for the same periods in 2014. Total charge-offs for the nine months ended September 30, 2015 and 2014 were $399,000 and $325,000, respectively, offset with total recoveries of $70,000 and $59,000 for the same periods. At September 30, 2015 the allowance for loan losses totaled $3,935,000 or 1.39% of total loans. Management considers the allowance for loan losses at September 30, 2015 adequate to cover loan losses based on its assessment of various factors affecting the loan portfolio, including the level of problem loans, overall delinquencies, business conditions, estimated collateral values and loss experience. A decline in local and national economic conditions, or other factors, could result in a material increase in the allowance for loan losses which could adversely affect the Corporation’s financial condition and results of operations. Further information relating to factors affecting the allowance for loan losses is discussed under Financial Condition.

Noninterest income consists primarily of fees and commissions earned on services that are provided to the Corporation’s banking customers, income generated from the leasing of office space, third-party mortgage referral fee income and other miscellaneous income. Noninterest income for the three and nine months ended September 30, 2015 was $514,000 and $1,518,000, respectively, compared to $539,000 and $1,615,000 for the three and nine months ended September 30, 2014. Following are some of the more significant factors affecting noninterest income in 2015:

39.

COMMERCIAL BANCSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•	A decrease of $16,000 and $69,000 in service and overdraft charges for the three and nine-month periods, respectively, primarily due to a decline in the volume of insufficient funds (“NSF”) activity.

•	A decrease of $42,000 in the gain on sale of bank premises and equipment for the nine-month period primarily reflecting the sale of a drive-through branch during the first quarter of 2014.

•	A decrease of $15,000 and $32,000 in rent income for the three and nine-month periods, respectively, largely due to lost income due to the sale of a branch office during the fourth quarter of 2014. The Corporation leased office space at this location.

•	An increase of $2,000 and $43,000 in third-party mortgage referral fee income for the three and nine-month periods, respectively, largely due to increased mortgage production as a result of the escalated demand in home purchases and refinancing due in part to the sustained low interest rate environment.

Noninterest expense consists primarily of personnel, occupancy, equipment and other expenses. Noninterest expense for the three and nine months ended September 30, 2015 was $2,572,000 and $8,014,000, respectively, compared to $2,784,000 and $7,902,000 for the three and nine months ended September 30, 2014. Following are some of the more significant factors affecting noninterest expense during 2015:

•	A decrease of $15,000 in salaries and employee benefits during the three-month period and an increase of $83,000 year-to-date. The decrease for the three-month period was largely due to a decrease in accrued bonus partially offset by increased group medical insurance plan expense. The YTD increase in salaries and employee benefit expense primarily reflects annual salary increases as well as an increase in employee compensation costs relating to stock option awards, partially offset by the decrease in medical insurance plan expense.

•	A decrease of $24,000 and $55,000 in premises and equipment expense for the three and nine-month periods, respectively, largely reflecting decreases in depreciation expense, building maintenance and equipment maintenance contracts due to the sale of a branch office which was classified as held for sale at year-end 2014 and closed during the first quarter of 2015. The decrease in premises and equipment expense was partially offset by an increase in computer depreciation expense reflecting capital purchases during the fourth quarter of 2014, partially offset by an increase in computer depreciation expense reflecting capital purchases during the fourth quarter of 2014.

•	A decrease of $106,000 in OREO and other miscellaneous loan expense for the three-month period and an increase of $198,000 year-to-date. The decrease during the three-month period is due primarily to the decrease in maintenance costs associated with the sale of two large commercial real estate properties during the second and third quarters of 2015. The YTD increase was largely due to increases in maintenance costs and property taxes associated with these assets which were incurred during the first and second quarters of 2015.

•	An increase of $7,000 and $32,000 in software maintenance expense for the three and nine-month periods, respectively, largely reflecting increases due to new loan application software as well as risk management software.

•	A decrease of $22,000 and $48,000 in other operating expenses for the three and nine-months periods, respectively, largely reflecting a credit adjustment of $17,000 related to the estimated loss taken on the sale of a branch office which was classified as held for sale at the end of 2014 and closed during the first quarter of 2015, as well as a decrease in deposit overdraft and charge-off expense.

The Corporation’s pre-tax income for the three and nine months ended September 30, 2015 totaled $1,296,000 and $3,596,000, respectively, resulting in a tax provision of $351,000 and $1,058,000, compared to pre-tax income of $1,229,000 and $3,559,000 resulting in a tax provision of $370,000 and $1,076,000 for the same periods in 2014. The Corporation’s effective tax rate for the three and nine months ended September 30, 2015, was 27.08% and 29.42%, respectively, compared to 30.11% and 30.23% for the same periods in 2014. The difference between the Corporation’s effective tax rate and the statutory rate is primarily attributable to the Corporation’s tax-exempt income. Tax-exempt income includes income earned on certain state and political subdivisions securities that qualify for state and/or federal income tax exemption and the Corporation’s earnings on Bank-owned life insurance policies, which are exempt from federal taxation.

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

The Corporation’s liquidity ratio at September 30, 2015 was 6.94% compared to 8.71% at year-end 2014. Another measure of liquidity is the relationship of net loans to deposits and borrowed funds with lower ratios indicating greater liquidity. At September 30, 2015, the ratio of net loans to deposits and borrowed funds was 95.05% compared to 91.53% at December 31, 2014. Management believes its sources of liquidity are adequate to meet the needs of the Corporation.

As presented in the accompanying unaudited Consolidated Statements of Cash Flows, the sources of liquidity vary between periods. The Corporation’s cash equivalents and federal funds sold totaled $20,904,000 at September 30, 2015 compared to $16,143,000 at September 30, 2014. The primarily sources of funds during the first nine months of 2015 included $5,000,000 in Federal Home Loan Bank advances, $2,700,000 in net cash provided by operating activities, $2,121,000 in proceeds from the sale of OREO and other repossessed assets, $1,276,000 in pay downs and maturities of investment securities and $1,237,000 in proceeds from the disposition of premises and equipment. The primary uses of funds during the nine months of 2015 included the $6,277,000 decrease in net deposits, the repayment of $5,089,000 in Federal Home Loan Bank advances, $4,604,000 in net loans, $1,780,000 in security investment purchases and cash dividends of $757,000.

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

The Bank continues to be well-capitalized in accordance with Federal regulatory capital requirements as shown by the following capital ratios for the quarter ended September 30, 2015:

Common equity tier 1 capital ratio	12.1%
Tier 1 capital ratio	12.1%
Total capital ratio	13.4%
Tier 1 leverage ratio	10.7%
Capital conservation buffer (effective January 1, 2016)	N/A

TABLE 3   CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Corporation has certain obligations and commitments to make future payments under contract. The following table presents the Corporation’s contractual obligations and commitments (in thousands) at September 30, 2015:

Contractual Obligations

	Payments Due by Period
		Less Than			After
	Total	One Year	1-3 Years	3-5 Years	5 Years
Time deposits and certificates of deposit	$97,059	$51,455	$27,480	$14,040	$4,084
Borrowed funds	1,604	0	0	0	1,604
Total contractual obligations	$98,663	$51,455	$27,480	$14,040	$5,688

Other Commitments

	Amount of Commitment – Expiration by Period
		Less Than			After
	Total	One Year	1-3 Years	3-5 Years	5 Years
Commitments to extend commercial credit	$30,596	$19,190	$3,433	$0	$7,973
Commitments to extend consumer credit	11,299	486	4,375	3,787	2,651
Standby letters of credit	47	47	0	0	0
Total other commitments	$41,942	$19,723	$7,808	$3,787	$10,624

Other obligations and commitments which are not included above include the deferred compensation plan, index plan reserve and split dollar life insurance. The timing of payments for these plans is unknown. See Note 1 of the 2014 Annual Report for additional details.

Items listed under “Contractual Obligations” represent standard bank financing activity under normal terms and practices. Such funds normally rollover or are replaced by like items depending on the then-current financing needs. Items shown under “Other Commitments” also represent standard bank activity, but for extending credit to bank customers. Commercial credits generally represent lines of credit or approved loans with drawable funds still available under the contract terms. On an on-going basis, approximately half of these amounts are expected to be drawn. Consumer credits generally represent amounts drawable under revolving home equity lines or credit card programs. Such amounts are usually deemed less likely to be drawn upon in total as consumers tend not to draw down all amounts on such lines. Utilization rates tend to be fairly constant over time. Standby letters of credit represent guarantees to finance specific projects whose primary source of financing comes from other sources. In the unlikely event of the other source’s failure to provide sufficient financing, the bank would be called upon to fill the need. The Corporation is also continually engaged in the process of approving new loans in a bidding competition with other banks. Management and Board committees approve the terms of these potential new loans with conditions and/or counter terms made to the applicant customers. Customers may accept the terms, make a counter proposal, or accept terms from a competitor. These loans are not yet under contract, but offers have been tendered, and would be required to be funded if accepted. Such agreements represent approximately $11,508,000 at September 30, 2015 in varying maturity terms.

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

There was no change in the Corporation’s internal control over financial reporting that occurred during the Corporation’s fiscal quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

43.

COMMERCIAL BANCSHARES, INC.

FORM 10-Q

Quarter ended September 30, 2015

PART II – OTHER INFORMATION

Item 1	Legal Proceedings

There are no matters required to be reported under this item.

Item 1A	Risk Factors

There have been no material changes from risk factors as previously disclosed in Part 1, Item 1.A. of Commercial Bancshares, Inc.’s 10-K filed on March 16, 2015.

Item 2	Unregistered Sales of Securities and Use of Proceeds

For the three and nine months ended September 30, 2015, the Corporation purchased 1,121 and 6,109 shares, respectively, totaling $30,767 and $163,593 to fund acquisitions made by participating directors under the Commercial Savings Bank Deferred Compensation Plan, a nonqualified deferred compensation plan. Shares are purchased on the open market and are credited to the respective accounts of the deferred compensation plan participants. None of the acquisitions by plan participants were registered with the Securities and Exchange Commission, but were made in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933.

On August 14, 2015, the Corporation announced that its Board of Directors approved a one year stock repurchase program. The program allows the Corporation to purchase up to 59,000 shares of the Corporation’s outstanding common stock, commencing August 17, 2015 and ending on July 31, 2016. For the three months ended September 30, 2015, the Corporation purchased 5,280 shares of its common stock at a total of $155,467.

				Maximum Number
			Total Number of	(or Approximate
			Shares	Dollar Value)
	Total		Purchased as	of Shares that May
	Number	Average	Part of Publicly	Yet be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs
07/01/15 – 07/31/15	446	$27.84	0	N/A

08/01/15 – 08/31/15	1,588	$28.25	913	58,087

09/01/15 – 09/30/15	4,367	$29.53	4,367	53,720

Total	6,401	$29.09	5,280	53,720

Item 3	Defaults upon Senior Securities

There are no matters required to be reported under this item.

Item 4	Mine Safety Disclosures

Not applicable

Item 5	Other Information

There are no matters required to be reported under this item.

44.

COMMERCIAL BANCSHARES, INC.

FORM 10-Q

Quarter ended September 30, 2015

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

COMMERCIAL BANCSHARES, INC.
(Registrant)

Date:	November 13, 2015	/s/ Robert E. Beach
(Signature)
Robert E. Beach
President and Chief Executive Officer

Date:	November 13, 2015	/s/ Scott A. Oboy
(Signature)
Scott A. Oboy
Executive Vice President and Chief Financial Officer

46.