Form 10-Q/A
period 2015-09-30
COMMERCIAL BANCSHARES INC \OH\
filed 2015-12-22
CIK 1009976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

COMMERCIAL BANCSHARES, INC.

2.

COMMERCIAL BANCSHARES, INC.

EXPLANATORY NOTE

Commercial Bancshares, Inc, (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) with the Securities and Exchange Commission (the “SEC”) to amend its Quarterly Report on Form 10-Q for the period ended September 30, 2015 as filed with the SEC on November 13, 2015 (the “Original Report”). The Amendment amends and restates the certifications by the Company’s principal executive officer and principal financial officer, filed as Exhibits 32.1 and 32.2 under Part II, Item 6 of the Original Report, for the sole purpose of correcting the period reference-date contained therein to “the quarter ended September 30, 2015.”

Except as described above, the Original Report has not been amended, updated or otherwise modified. The Original Report, as amended by this Amendment, continues to speak as of the date of the Original Report and does not reflect events occurring after the filing of the Original Report or update or otherwise modify any related or other disclosures, including forward-looking statements. Accordingly, this Amendment should be read in conjunction with the Company’s other filings made with the SEC subsequent to the filing of the Original Report.

3.

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

5.

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

7.

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

8.

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

9.

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

10.

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

11.

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

12.

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

13.

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

14.

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

15.

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

16.

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

17.

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

18.

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

19.

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

20.

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

21.

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

22.

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

23.

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

24.

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

25.

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

Other real estate owned acquired through partial or total satisfaction of non-performing loans is included in other assets and recorded at fair value less anticipated selling costs based upon the property’s appraised value at the date of transfer, with any difference between the fair value of the property less cost to sell, and the carrying value of the loan charged to the reserve for loan losses. Subsequent write-downs that may be required are expensed as incurred. Gains and losses realized from the sale of other real estate owned, as well as valuation adjustments, are included in noninterest expense as well as expenses of operation. During the nine months ended September 30, 2015, two properties with a total carrying value of $46,000 were transferred to OREO. Also during that time, capital improvement adjustments totaling $52,000 were made to an existing property in OREO. In addition, write-downs totaling $161,000 were taken against two existing properties held in OREO and were charged to earnings. During the nine months ended September 30, 2015, two properties with a carrying value of $2,111,000 were sold at a loss of $26,000. At September 30, 2015, the Corporation held two properties in OREO with a carrying value of $46,000, compared to two properties with a carrying value of $2,220,000 at December 31, 2014.

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

43.

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

45.

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

46.

COMMERCIAL BANCSHARES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL BANCSHARES, INC.
(Registrant)

Date:	December 22, 2015	/s/ Robert E. Beach
(Signature)
Robert E. Beach
President and Chief Executive Officer

Date:	December 22, 2015	/s/ Scott A. Oboy
(Signature)
Scott A. Oboy
Executive Vice President and Chief Financial Officer

47.