Form 10-K
period 2015-12-31
COMMERCIAL BANCSHARES INC \OH\
filed 2016-03-25
CIK 1009976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015. Commission File Number 000-27894

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

Based on the closing price of the registrant’s common shares as of June 30, 2015, the aggregate value of the voting common shares held by non-affiliates was $32,246,805.

At March 25, 2016, there were issued and outstanding 1,209,788 of the registrant’s Common Shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s 2015 Annual Report to Shareholders are incorporated by reference into Parts I and II of this Form 10-K. Portions of the registrant’s Proxy Statement dated April 7, 2016 for the May 19, 2016 Annual Meeting of Shareholders are incorporated by reference into Part III of the Form 10-K.

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

As with other financial institutions, the earnings of the Corporation are affected by general economic conditions and by the monetary policies of the Federal Reserve Board. Continued weakness in employment and real estate markets and the general uncertainty as to the state of the economic recovery made for a challenging year. During 2015, management continued their efforts to manage non-performing assets and work with borrowers to mitigate and protect against risk of loss. Considerable time and effort was taken to understand, prepare for and implement rapidly increasing regulatory requirements with the expectation of additional rules and regulations to follow from bodies such as the Financial Accounting Standards Board (“FASB”), the Securities and Exchange Commission (the “SEC”), and newly created bodies writing new rules and regulations under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). Generally, the Dodd-Frank Act imposes more stringent regulatory capital requirements on financial institutions. The Dodd-Frank Act requires that the Financial Stability Oversight Council make recommendations to the Federal Reserve regarding the establishment of heightened prudential standards for risk-based capital, leverage, liquidity and contingent capital. Although the future impact of these mandatory and discretionary rulemakings by federal regulatory agencies cannot be accurately predicted, it will expose the banking industry to more extensive regulations and heavier compliance burdens.

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

Competition in Financial Services

The Bank and Commercial Financial compete for business primarily in the Ohio counties of Wyandot, Hancock and Marion. The Corporation’s competitors for business come from two primary sources: large regional firms and independent community banks and thrifts. As of June 30, 2015 (the most recent date for which the FDIC provides market share information), there were 19 depository institutions (excluding credit unions) competing in these markets. As of that date, the Corporation ranked 4th with 12.72% of the total market share, or aggregate deposits of approximately $288 million. Last year, out of 19 depository institutions, the Corporation ranked 4th with 12.73% of the total market share, or aggregate deposits of approximately $284 million.

The Bank also competes, particularly for deposit dollars, with insurance companies, brokerage firms and investment companies. Competition with independent community banks is enhanced by creating product niches so as not to resort solely to pricing as a means to attract business.

Employees

Currently the Corporation has 72 full-time employees and 26 part-time employees.

Regulation and Supervision

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

The Holding Company

As a bank holding company, the Corporation is regulated under the Bank Holding Act of 1956, as amended (the “Act”). The Act limits the business of bank holding companies to banking, managing or controlling banks and other subsidiaries authorized under the Act, performing certain servicing activities for subsidiaries and engaging in such other activities as the Board of Governors of the Federal Reserve System may determine to be closely related to banking. The Corporation is registered with and is subject to regulation by the Federal Reserve Board. Among other things, applicable statues and regulations require the Corporation to file an annual report and such additional information as the Federal Reserve Board may require pursuant to the Act and the regulations which implement the Act. The Federal Reserve Board also conducts examinations of the Corporation and the Bank.

5.

The Act provides that a bank holding company must obtain the prior approval of the Federal Reserve Board to acquire more than five percent of the voting stock or substantially all the assets of any bank or bank holding company. The Act also provides that, with certain exceptions, a bank holding company may not (i) engage in any activities other than those of banking or managing or controlling banks and other authorized subsidiaries, or (ii) own or control more than five percent of the voting shares of any company that is not a bank, including any foreign company. A bank holding company is permitted, however, to acquire shares of any company, the activities of which the Federal Reserve Board has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. A bank holding company may also acquire shares of a company which furnishes or performs services for a bank holding company and acquire shares of the kinds and in the amounts eligible for investment by national banking associations. In addition, the Federal Reserve Act restricts the Bank’s extension of credit to the Corporation.

The Dodd-Frank Wall Street Reform and Consumer Protection Act financial reform legislation (“Dodd-Frank”), which became law on July 21, 2010, significantly revised and expanded the rulemaking, supervisory and enforcement authority of federal bank regulators. Dodd-Frank impacts many aspects of the financial industry and, in many cases, will impact larger and smaller financial institutions and community banks differently over time. Dodd-Frank includes, among other provisions, the following:

•	the creation of a Financial Stability Oversight Counsel to identify emerging systemic risks and improve interagency cooperation;
•	the establishment of strengthened capital and liquidity requirements for banks and bank holding companies, including minimum leverage and risk-based capital requirements no less than the strictest requirements in effect for depository institutions as of the date of enactment;
•	the requirement by statute that bank holding companies serve as a source of financial strength for their depository institution subsidiaries;
•	a permanent increase of the previously implemented temporary increase of FDIC deposit insurance to $250,000;
•	authorization for financial institutions to pay interest on business checking accounts;
•	changes in the calculation of FDIC deposit insurance assessments, such that the assessment base will no longer be the institution’s deposit base, but instead, will be its average consolidated total assets less its average tangible equity;
•	expanded restrictions on transactions with affiliates and insiders under Section 23A and 23B of the Federal Reserve Act and lending limits for derivative transactions, repurchase agreements and securities lending and borrowing transactions;
•	provisions that affect corporate governance and executive compensation at most U.S. publicly traded companies, including: 1) stockholder advisory votes on executive compensation, 2) executive compensation “claw-back” requirements for companies listed on national securities exchanges in the event of materially inaccurate statements of earnings, revenues, gains or other criteria, 3) enhanced independence requirements for compensation committee members, and 4) authority for the SEC to adopt proxy access rules which would permit stockholders of publicly traded companies to nominate candidates for election as director and have those nominees included in a company’s proxy statement; and;
•	the creation of a Consumer Financial Protection Bureau, which is authorized to promulgate consumer regulations relating to bank and non-bank financial products and examine and enforce these regulations on institutions with more than $10 billion in assets.

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

6.

Under the GLB Act, a bank holding company that has elected to become a financial holding company (such as the Corporation) may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. Activities that are “financial in nature” include securities underwriting, dealing and market-making, sponsoring mutual funds and investment companies, insurance underwriting and agency, merchant banking and activities that the Federal Reserve Board has determined to be closely related to banking. No Federal Reserve Board approval is required for the Corporation to acquire a company, other than a bank holding company, bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board. Prior Federal Reserve Board approval is required before the Corporation may acquire the beneficial ownership or control of more than five percent of the voting shares, or substantially all of the assets, of a bank holding company, bank or savings association. If any subsidiary bank of the Corporation ceases to be “well capitalized” or “well managed” under applicable regulatory standards, the Federal Reserve Board may, among other actions, order the Corporation to divest the subsidiary bank. Alternatively, the Corporation may elect to conform its activities to those permissible for a bank holding company that is not also a financial holding company. If any subsidiary bank of the Corporation receives a rating under the Community Reinvestment Act of 1977 of less than satisfactory, the Corporation will be prohibited from engaging in new activities or acquiring companies other than bank holding companies, banks or savings associations.

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

Capital Requirements

The Federal Reserve Board, ODFI and FDIC require banks and holding companies to comply with the Federal Reserve’s risk-based capital guidelines. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet commitments to four risk-weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk.

7.

Effective July 2, 2013, the Federal Reserve approved final rules known as the “Basel III Capital Rules” substantially revising the risk-based capital and leverage capital requirements applicable to bank holding companies and depository institutions. The Basel III Capital Rules address the components of capital and other issues affecting the numerator in banking institutions’ regulatory capital ratios. Basel III Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules. Certain of the Basel III Capital Rules came into effect for the Bank and Corporation on January 1, 2015; these rules are subject to a phase-in period which began on January 1, 2015.

The Basel III Capital Rules introduced a new capital measure “Common Equity Tier 1” (“CET1”). The rules specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements. CET1 capital consists of common stock instruments that meet the eligibility criteria in the final rules, retained earnings, accumulated other comprehensive income, and common equity Tier 1 minority interest. The rules also define CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1, and not to the other components of capital. They also expand the scope of the adjustments as compared to existing regulations.

When fully phased-in on January 1, 2019, the Basel III Capital Rules will require banking organizations to maintain:

•	a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conversion buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased-in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7.0% upon full implementation);

•	a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased-in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation);

•	a minimum ratio of total capital (that is, Tier 1 plus Tier 2 capital) to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased-in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation); and

•	a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to adjusted average consolidated assets.

The aforementioned capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer will face limitations on the payment of dividends, common stock-repurchases and discretionary cash payments to executive officers based on the amount of the shortfall.

The Basel III Capital Rules provides for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under the new capital rules, the effects of certain accumulated other comprehensive income items included in capital (primarily unrealized gains and losses on available for sale investment securities) are not excluded; however, banks with less than $250 billion in assets were permitted to make a one-time permanent election to continue excluding these items comparable to their prior treatment. The Bank made this election in order to avoid potentially significant fluctuations in its capital levels which can occur from the impact of changing market interest rates on the fair value of the Corporation’s investment security portfolio.

Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and will be phased-in over a four-year period beginning at 40% and an additional 20% per year thereafter. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will be phased-in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

8.

In addition, the Basel III Capital Rules revise the rules for calculating risk-weighted assets to enhance their risk sensitivity. They establish a new framework under which mortgage-backed securities and other securitization exposures will be subject to risk-weights ranging from 20% to 1,250%. The rules also establish adjusted risk-weights for credit exposures, including multi-family and commercial real estate exposures that are 90 days or more past due or on nonaccrual, which will be subject to a 150% risk-weight, except in situations where qualifying collateral and/or guarantees are in place. The existing treatment of residential mortgage exposures will remain subject to either 50% risk-weight (for prudently underwritten owner-occupied first liens that are current or less than 90 days past due) or a 100% risk-weight (for all other residential mortgage exposures including 90 days or more past due exposures).

Prompt Corrective Action Regulations: In addition to the minimum regulatory capital requirements discussed above, provisions contained in the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) expressly provide for certain supervisory actions which are directly keyed to the capital levels of an insured depository institution. These “prompt corrective action” provisions impose progressively more restrictive constraints on operations, management and capital distributions of a particular institution as its regulatory capital decreases. Using Tier 1 risk-based, total risk-based, and Tier 1 leverage capital ratios as the relevant measures, FDIC insured depository institutions are grouped into one of the following five prompt corrective action capital categories: well capitalized, adequately capitalized; undercapitalized; significantly undercapitalized; and critically undercapitalized.

The Basel III Capital Rules revised the “prompt corrective action” regulations pursuant to Section 38 of the FDICIA, by:

•	introducing a CET1 ratio requirement at each level (other than critically undercapitalized), with the required CET1 ratio begin 6.5% for well-capitalized status;

•	increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 risk-based capital ratio for well-capitalized status being 8.0% (up from 6.0%); and

•	eliminating the provision that provides that a bank with a composite supervisory rating of 1 may have a 3.0% leverage ratio and still be well-capitalized.

The FDICIA generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be “undercapitalized.” “Undercapitalized” institutions are subject to growth limitations and are required to submit a capital restoration plan. The agencies may not accept such a plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. In addition, for a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with such capital restoration plan. The bank holding company must also provide appropriate assurances of performance. The aggregate liability of the parent holding company is limited to the lessor of (i) an amount equal to 5.0% of the depository institution’s total assets at the time it became undercapitalized, and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.”

“Significantly undercapitalized” depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator.

Management believes, that as of December 31, 2015, the Bank and the Corporation were categorized as “well capitalized” under the regulatory framework for prompt corrective action.

9.

Dividends

Ohio law prohibits the Bank, without the prior approval of the ODFI, from paying dividends in an amount greater than the lesser of its undivided profits or the total of its net income for that year, combined with its retained net income from the preceding two years. The payment of dividends by any financial institution or its holding company is also affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be under-capitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2015.

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

10.

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

11.

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

12.

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

Statistical Disclosures

The following statistical information for 2015, 2014, and 2013, included in the Annual Report is incorporated herein by reference.

Annual
Report
Page
Return on Equity and Assets	2
Volume / Rate Analysis	6
Distribution of Assets, Liabilities and Shareholders’ Equity	9
Loan Portfolio	13-14
Summary of Loan Loss Experience	14-19
Investment Portfolio	19-20
Deposits	21-22

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

13.

Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on the Corporation’s results of operations, any substantial, unexpected or prolonged change in market interest rates could have a material adverse effect on the Corporation’s financial condition and results of operations. See the sections captioned “Results of Operations – Net Interest Income” and “Quantitative and Qualitative Disclosures about Market Risk” set forth in the Corporation’s 2015 Annual Report to Shareholders incorporated herein by reference.

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

As of December 31, 2015, approximately 82% of the Corporation’s loan and lease portfolio consisted of commercial, construction and commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because the Corporation’s loan portfolio contains a significant number of commercial and industrial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Corporation’s financial condition and results of operations. See the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Loans” set forth in the Corporation’s 2015 Annual Report to Shareholders and incorporated herein by reference.

The Corporation’s Allowance for Loan and Lease Losses May Be Insufficient

The Corporation maintains an allowance for loan and lease losses, which is an allowance established through a provision for loan and lease losses charged to expense, that represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans and leases. The allowance, in the judgment of management, is necessary to reserve for estimated loan and lease losses and risks inherent in the loan and lease portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan and lease portfolio quality, current economic conditions, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan and lease losses inherently involves a high degree of subjectivity and requires the Corporation to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Corporation’s control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review the Corporation’s allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan and lease losses, the Corporation will need additional provisions to increase the allowance for loan and lease losses. These increases in the allowance for loan and lease losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on the Corporation’s financial condition and results of operations. See the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Allowance for Loan Losses” set forth in the Corporation’s 2015 Annual Report to Shareholders incorporated herein by reference for further discussion related to the Corporation’s process for determining the appropriate level of the allowance for loan losses.

14.

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

The Corporation Is Subject to Extensive Government Regulation and Supervision

The Corporation, primarily through Commercial Savings Bank, is subject to extensive federal regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect the Corporation’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Corporation in substantial and unpredictable ways. Such changes could subject the Corporation to additional costs, limit the types of financial services and products the Corporation may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil monetary penalties and/or reputation damage, which could have a material adverse effect on the Corporation’s business, financial condition and results of operations. While the Corporation has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. See the section captioned “Regulation and Supervision” in Part I, Item 1, located elsewhere in this report.

15.

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

The inability to receive dividends from Commercial Savings Bank could have a material adverse effect on the Corporation’s business, financial condition and results of operations. See the section captioned “Regulation and Supervision” in Part I, Item 1, located elsewhere in this report.

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

16.

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

17.

ITEM 2 - PROPERTIES

The Corporation’s headquarters and the Bank’s main office are located at 118 South Sandusky Avenue, Upper Sandusky, Ohio, in Wyandot County. The building is used exclusively by the Corporation and the Bank.

	Location	Description
1.	Main Office	Two story building built in the early 1900’s and
	118 S. Sandusky Ave.	remodeled in 2012.
Upper Sandusky, Ohio 43351
2.	Carey Office	One story building built and opened in 1973,
	128 S. Vance Street	and remodeled in 2007.
Carey, OH 43316
3.	Harpster Office	One story building purchased in 1978.
17480 Cherokee Street
Harpster, OH 43323
4.	Findlay Tiffin Avenue Office	One story building purchased in 1992. The
	1600 Tiffin Avenue	building was renovated in 1999 to add more
	Findlay, OH 45840	office space.
5.	Marion Jamesway Office	One story building constructed and opened
	279 Jamesway	in 1996.
Marion, OH 43302
6.	Operations Center	One story building constructed and opened
	245 Tarhee Trail	in 2006.
Upper Sandusky, OH 43351
7.	Marion Barks Rd West Office	One story building purchased in 2008. The
	195 Barks Rd West	building was renovated and opened in 2009.
Marion, OH 43302
8.	Arlington Office	Two-story building opened in 2009. Purchased
	112 East Liberty Street	building in 2013. Building had been leased prior.
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

18.

PART II

ITEM 5 – MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information set forth under the heading “Shareholder Information” on page 63 of the Annual Report is incorporated herein by reference.

Issuer Purchases of Equity Securities

For the three and twelve months ended December 31, 2015, the Corporation purchased 1,181 and 7,290 shares, respectively, totaling $31,415 and $195,339 to fund acquisitions made by participating directors under the Commercial Savings Bank Deferred Compensation Plan, a nonqualified deferred compensation plan. Shares are purchased on the open market and are credited to the respective accounts of the deferred compensation plan participants. None of the acquisitions by plan participants were registered with the Securities and Exchange Commission, but were made in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933.

On August 14, 2015 The Corporation announced that its Board of Directors approved a one year stock repurchase program. The program allows the Corporation to purchase up to 59,000 shares of the Corporation’s outstanding common stock, commencing August 17, 2015 and ending on July 31, 2016. For the three months ended December 31, 2015, the Corporation purchased 19,206 shares of its common stock at a total of $577,003.

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value)
	Total		Shares Purchased	of Shares that May
	Number	Average	as Part of Publicly	Yet be Purchased
	Of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs

10/01/2015 - 10/31/2015	0	$0.00	0	53,720
11/01/2015 – 11/30/2015	9,300	$29.84	0	44,420
12/01/2015 – 12/31/2015	9,906	$30.23	0	34,514
Total	19,206	$30.04	0	34,514

ITEM 6 – SELECTED FINANCIAL DATA

The information set forth under the heading “Comparative Summary of Selected Financial Data” on page 2 of the Annual Report is incorporated herein by reference.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The information set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 3 through 27, inclusive, of the Annual Report is incorporated herein by reference.

19.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth under the heading “Quantitative and Qualitative Disclosures about Market Risk” on page 25 of the Annual Report is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information contained in the consolidated financial statements and related notes and the report of independent registered public accounting firm thereon, on pages 28 through 63, inclusive, of the Annual Report is incorporated herein by reference.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with the Corporation’s independent accountants on accounting and financial disclosures.

ITEM 9A – CONTROLS AND PROCEDURES

Commercial Bancshares, Inc. carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of December 31, 2015, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2015, in timely alerting them to material information required to be in the Corporation’s (including its consolidated subsidiaries) periodic SEC filings.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Corporation. Under the supervision and with the participation of management, including principal executive and principal financial officers, an evaluation of the effectiveness of internal control over financial reporting was conducted based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, as required by paragraph (c) of §240.13a-15 of this chapter. Based on the evaluation under Internal Control – Integrated Framework, management concluded that the Corporation’s internal control over financial reporting was effective as of December 31, 2015. There was no change in the Corporation’s internal control over financial reporting that occurred during the Corporations’ fiscal quarter ending December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

20.

PART III

ITEM 10 – DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning Directors and Executive Officers of the Corporation appear under the captions “Corporate Governance – Directors and Director Compensation,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Corporation’s Definitive Proxy Statement dated April 7, 2016 for the Annual Meeting of Shareholders to be held on May 19, 2016 and is incorporated herein by reference.

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

ITEM 11 – EXECUTIVE COMPENSATION

Information concerning executive compensation appears, under the caption “Executive Compensation,” in the Corporation’s Definitive Proxy Statement dated April 7, 2016 for the Annual Meeting of Shareholders to be held on May 19, 2016 and is incorporated herein by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management is contained under the captions “Proposal 1 – Election of Directors - Information Relating to Nominees and other Directors,” and “Proposal 1 – Election of Directors - Share Ownership of Senior Executive Officers and by Management in the Aggregate” in the Corporation’s Definitive Proxy Statement dated April 7, 2016 for the Annual Meeting of Shareholders to be held on May 19, 2016 and is incorporated herein by reference.

The Corporation has two stock option plans, the 1997 Stock Option Plan and the 2009 Incentive Stock Option Plan. No additional grants may be made under the 1997 Stock Option Plan. The 2009 Plan, which is shareholder approved, permits the grant of stock options, restricted stock and certain other stock-based awards for up to 150,000 shares. All stock options have an exercise price that is equal to the closing market value of the Corporation’s stock on the date options are granted. During 2015, 18,400 stock options with an exercise price of $27.40 were granted to executive officers and certain key employees. The weighted average fair value of options granted was $4.47 per share. In 2014, 11,000 stock options with an exercise price of $24.47 were granted to executive officers and certain key employees. The weighted average fair value of options granted was $4.11 per share. Options will vest over three years and expire ten years from the date of grant.

Additionally, the Corporation granted 8,000 shares of restricted stock awards to executive officers and directors during 2015 compared to 3,950 shares during 2014. Restricted stock awards are recorded as deferred compensation, a component of shareholders’ equity, at fair value at the date of grant and amortized to compensation expense over the three-year vesting period.

21.

The following table includes information as of December 31, 2015 with respect to Stock Option Plans, under which equity securities of the Corporation are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column[a])
	(a)	(b)	(c)
Equity Compensation plans approved by security holders	83,550	$20.18	28,850
Equity Compensation plans not approved security holders	0	$0.00	-0-

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning director independence and certain relationships and related transactions is contained under the caption “Director Independence and Related Party Transactions” in the Corporation’s Definitive Proxy Statement dated April 7, 2016 for the Annual Meeting of Shareholders to be held on May 19, 2016 and is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services is contained under the caption “Principal Accounting Firm Fees” of the Corporation’s Definitive Proxy Statement dated April 7, 2016 for the Annual Meeting of Shareholders to be held on May 19, 2016 and is incorporated herein by reference.

22.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following Consolidated Financial Statements and related Notes to Consolidated Financial Statements, together with the report of the Independent Registered Public Accounting Firm dated March 25, 2016 appear on pages 28 through 62 of the Commercial Bancshares, Inc., 2015 Annual Report and are incorporated herein by reference.

1.	Financial Statements

Consolidated Balance Sheets
December 31, 2015 and 2014

Consolidated Statements of Income for the Years Ended
December 31, 2015, 2014 and 2013

Consolidated Statements of Comprehensive Income for the Years Ended

December 31, 2015, 2014 and 2013

Consolidated Statements of Shareholders’ Equity for the Years Ended
December 31, 2015, 2014 and 2013

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2015, 2014 and 2013

Notes to Consolidated Financial Statements for the Years Ended
December 31, 2015, 2014 and 2013

Report of Independent Registered Public Accounting Firm

Financial statement schedules are omitted as they are not required or are not applicable or because the required information is included in the consolidated financial statements or notes thereto.

23.

(b)	EXHIBITS

Exhibit Number	Description of Document

3.1.a	Amended Articles of Incorporation of the Corporation (incorporated by reference to Registrant’s Form 8-K dated April 27, 1995)

3.1.b	Amendment to the Corporation’s Amended Articles of Incorporation to increase the number of shares authorized for issuance to 4,000,000 common shares, no par value (incorporated by reference to Appendix I to Registrant’s Definitive Proxy Statement filed March 13, 1997)

3.2	Code of Regulations of the Corporation (incorporated by reference to Registrant’s Form 8-K dated April 27, 1995)

4	Form of Certificate of Common Shares of the Corporation (incorporated by reference to Registrant’s Form 8-K dated April 27, 1995)

10.1	Commercial Bancshares, Inc. 1997 Stock Option Plan (incorporated by reference to Appendix II to our Proxy Statement, as filed with the SEC on Schedule 14A on March 13, 1997)

10.2	Commercial Bancshares, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8, as filed with the SEC on March 17, 1999)

10.3	Executive Employment Contract with Robert E. Beach (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed June 6, 2015)

10.4	Executive Employment Contract with Scott A. Oboy (incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-K filed March 16, 2015)

10.5	Commercial Bancshares Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-K filed March 31, 2005)

10.6	Executive Employment Contract with Steven M. Strine (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed June 6, 2015)

10.7	Commercial Bancshares, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 4 to our Registration Statement on Form S-8, as filed with the SEC on December 19, 2014)

13	Annual Report to Shareholders for the Year Ended 2015

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a) Certification (CEO)

31.2	Rule 13a-14(a) Certification (CFO)

32.1	Section 1350 Certification (CEO)

32.2	Section 1350 Certification (CFO)

24.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

25.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the under signed, thereunto duly authorized.

03/25/2016	COMMERCIAL BANCSHARES, INC.
Date
	By:	/s/ROBERT E. BEACH
Robert E. Beach, President and CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 25, 2016.

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

26.