Form 10-Q
period 2016-03-31
COMMERCIAL BANCSHARES INC \OH\
filed 2016-05-11
CIK 1009976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2016. Commission File Number 000-27894

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

As of May 11, 2016, the latest practicable date, there were 1,185,060 outstanding of the registrant’s common stock, no par value.

COMMERCIAL BANCSHARES, INC.

2.

COMMERCIAL BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

	(Unaudited)

	March 31,	December 31,
	2016	2015
ASSETS
Cash and cash equivalents	$4,876	$4,753
Federal funds sold	14,552	14,142
Cash equivalents and federal funds sold	19,428	18,895

Securities available for sale	8,566	8,711
Securities held to maturity	666	666
Other investment securities	2,196	2,209
Total loans	297,467	296,933
Allowance for loan losses	(3,862)	(3,861)
Loans, net	293,605	293,072
Premises and equipment, net	5,554	5,678
Accrued interest receivable	1,371	1,302
Bank-owned life insurance	7,980	9,145
Other real estate owned and other repossessed assets	58	193
Other assets	1,148	1,219

Total assets	$340,572	$341,090

LIABILITIES
Deposits
Noninterest-bearing demand	$48,600	$55,574
Interest-bearing demand	118,792	118,919
Savings and time deposits less than $250,000	120,201	114,203
Savings and time deposits $250,000 and greater	11,040	7,930
Total deposits	298,633	296,626
FHLB advances	3,544	6,574
Accrued interest payable	71	45
Other liabilities	1,109	1,709
Total liabilities	303,357	304,954

SHAREHOLDERS' EQUITY
Common stock, no par value; 4,000,000 shares authorized, 1,209,788 shares issued and 1,184,406 outstanding in 2016 1,209,788 shares issued and 1,186,018 outstanding in 2015	12,914	12,815
Retained earnings	26,447	25,349
Unearned compensation	(230)	(268)
Deferred compensation plan shares; at cost, 64,830 shares in 2016 and 62,067 shares in 2015	(1,292)	(1,206)
Treasury stock; 25,382 shares in 2016 and 23,770 shares in 2015	(767)	(711)
Accumulated other comprehensive income	143	157
Total shareholders' equity	37,215	36,136

Total liabilities and shareholders' equity	$340,572	$341,090

See notes to the consolidated financial statements.

3.

COMMERCIAL BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollar amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2016	2015
Interest income
Interest and fees on loans	$3,615	$3,402
Interest on investment securities:
Taxable	44	48
Tax exempt	48	67
Federal funds sold	13	15
Total interest income	3,720	3,532
Interest expense
Interest on deposits	203	216
Interest on borrowings	13	9
Total interest expense	216	225

Net interest income	3,504	3,307
Provision for (recovery) of loan losses	22	(4)

Net interest income after provision for (recovery) of loan losses	3,482	3,311

Noninterest income
Service fees and overdraft charges	342	333
Income from death benefit recognized on bank-owned life insurance	677	0
Loss on security sales, net	(8)	0
Loss on repossessed asset sales, net	(14)	0
Other income	133	176
Total noninterest income	1,130	509

Noninterest expense
Salaries and employee benefits	1,501	1,453
Premises and equipment	268	323
Other real estate owned and miscellaneous loan expense	55	194
Professional fees	100	109
Data processing	35	51
Software maintenance	111	110
Advertising and promotional	74	69
FDIC deposit insurance	44	60
Franchise tax	74	65
Other operating expense	331	260
Total noninterest expense	2,593	2,694

Income before income taxes	2,019	1,126
Income tax expense	423	353

Net income	$1,596	$773

Basic earnings per common share	$1.35	$0.65
Diluted earnings per common share	$1.32	$0.63

See notes to the consolidated financial statements.

4.

COMMERCIAL BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollar amounts in thousands)

	Three Months Ended
	March 31,
	2016	2015

Net Income	$1,596	$773

Unrealized holding gain (loss) on securities:
Net securities gain (loss) during the period	(22)	1
Tax effect	(8)	0
Other comprehensive income (loss), net of tax	(14)	1
Comprehensive income, net of tax	$1,582	$774

See notes to the consolidated financial statements.

5.

COMMERCIAL BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollar amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2016	2015

Balance at beginning of period	$36,136	$34,226

Net income	1,596	773
Other comprehensive income (loss)	(14)	1

Stock-based compensation expense	52	33

Issuance of common stock for deferred compensation plan	0	56

Issuance of treasury stock for deferred compensation plan	60	0

Purchase of treasury stock	(454)	0

Issuance of treasury stock under stock option plan	139	0

Issuance of common stock under stock option plan	0	26

Cash dividends ($0.25 per share in 2016 and $0.19 in 2015)	(300)	(227)

Balance at end of period	$37,215	$34,888

See notes to the consolidated financial statements.

6.

COMMERCIAL BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
	($ in thousands)
Cash flows from operating activities
Net income	$1,596	$773
Adjustments	850	(176)
Net cash from operating activities	2,446	597

Cash flows from investing activities
Securities available for sale:
Purchases	0	(1,040)
Maturities, calls and repayments	123	119
Net change in loans	(532)	5,313
Proceeds from sale of OREO and other repossessed assets	99	0
Disposition of assets classified as held for sale	0	1,236
Bank premises and equipment expenditures	(25)	(20)
Net cash (used in) provided by investing activities	(335)	5,608

Cash flows from financing activities
Net change in deposits	2,007	2,220
FHLB advances	7,000	0
Repayment of FHLB advances	(10,030)	(29)
Cash dividends paid	(300)	(227)
Purchase of treasury stock	(454)	0
Issuance of treasury stock under stock option plan	139	0
Issuance of treasury stock for deferred compensation plan	60	0
Issuance of common stock under stock option plan	0	26
Issuance of common stock for deferred compensation plan	0	56
Net cash (used in) provided by financing activities	(1,578)	2,046

Net change in cash equivalents and federal funds sold	533	8,251

Cash equivalents and federal funds sold at beginning of period	18,895	27,151

Cash equivalents and federal funds sold at end of period	$19,428	$35,402

Supplemental disclosures
Cash paid for interest	$190	$210
Cash paid for income taxes	153	0
Non-cash transfer of loans to foreclosed/repossessed assets	57	98

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

The condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the Corporation’s financial position at March 31, 2016, and the results of operations and changes in cash flows for the periods presented have been made.

Certain information and footnote disclosures typically included in financial statements prepared in accordance with U.S. generally accepted principles have been omitted. The Annual Report for the year ended December 31, 2015, contains consolidated financial statements and related footnote disclosures, which should be read in conjunction with the accompanying consolidated financial statements. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the operating results for the full year or any future interim period.

NOTE 2   EARNINGS PER SHARE

Weighted average shares used in determining basic and diluted earnings per share for the three months ended March 31, 2016 and 2015.

	2016	2015

Weighted average shares outstanding during the period	1,184,786	1,196,322
Dilutive effect of stock options	20,828	23,504
Weighted average shares considering dilutive effect	1,205,614	1,219,826

Anti-dilutive stock options not considered in computing diluted earnings per share	0	0

NOTE 3   INVESTMENT SECURITIES

The amortized cost and estimated fair value (in thousands) of investment securities at the dates indicated are presented in the following table:

Securities available for sale		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2016
U.S. Government Agency securities	$2,513	$1	$(1)	$2,513
State and political subdivisions	4,108	99	0	4,207
Mortgage-backed securities	1,729	117	0	1,846

Total securities available for sale	$8,350	$217	$(1)	$8,566

December 31, 2015
U.S. Government Agency securities	$2,519	$1	$(2)	$2,518
State and political subdivisions	4,114	118	0	4,232
Mortgage-backed securities	1,840	121	0	1,961

Total securities available for sale	$8,473	$240	$(2)	$8,711

8.

COMMERCIAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Securities held to maturity		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2016
State and political subdivisions	$666	$0	$0	$666

December 31, 2015
State and political subdivisions	$666	$0	$0	$666

The estimated fair values of investment securities at March 31, 2016, by contractual maturity are shown below. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Available for sale		Held to maturity		Total
		Estimated		Estimated		Estimated
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value	Cost	Value	Cost	Value
Due less than one year	$1,446	$1,492	$0	$0	$1,446	$1,492
Due after one year through five years	4,340	4,374	0	0	4,340	4,374
Due after five years through ten years	835	854	666	666	1,501	1,520
Due after ten years	0	0	0	0	0	0
Mortgage-backed securities	1,729	1,846	0	0	1,729	1,846

Total Investment Securities	$8,350	$8,566	$666	$666	$9,016	$9,232

At March 31, 2016 and December 31, 2015, securities with a carrying value of $7,871,000 and $7,999,000, respectively, were pledged to secure public deposits and other deposits and liabilities as required or permitted by law.

Gross unrealized losses on securities and the estimated fair value of the related securities aggregated by security category and length of time the individual securities have been in continuous loss positions at March 31, 2016 and December 31, 2015 are as follows:

(Dollar amounts in thousands)	Less Than Twelve Months		More Than Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
March 31, 2016	Losses	Value	Losses	Value

U.S. Government Agency securities	$(1)	$512	$0	$0
State and political subdivisions	0	0	0	0
Mortgage-backed securities	0	0	0	0
Total securities available for sale	$(1)	$512	$0	$0

	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
December 31, 2015	Losses	Value	Losses	Value

U.S. Government Agency securities	$(2)	$517	$0	$0
State and political subdivisions	0	0	0	0
Mortgage-backed securities	0	0	0	0
Total securities available for sale	$(2)	$517	$0	$0

9.

COMMERCIAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At March 31, 2016, the Corporation held one security with an estimated fair value of $512,000 and an unrealized loss of $1,000 in a continuous unrealized loss position for less than twelve months. There were no securities in a continuous loss position for more than twelve months. At December 31, 2015, the Corporation held one security with an estimated fair value of $517,000 and an unrealized loss of $2,000 in a continuous unrealized loss position for less than twelve months. There were no securities in a continuous loss position for more than twelve months.

The unrealized losses that exist are primarily due to the changes in market interest rates subsequent to purchase. The Corporation does not consider these investments to be other than temporarily impaired at March 31, 2016 and December 31, 2015 since the decline in market value is primarily attributable to changes in interest rates and not credit quality. In addition, the Corporation does not intend to sell and does not believe that it is more likely than not that the Corporation will be required to sell these investments until there is a full recovery of the unrealized loss, which may be at maturity. As a result, management does not believe that the investment security in an unrealized loss position as of March 31, 2016 represents an other-than-temporary impairment.

NOTE 4   ALLOWANCE FOR LOAN LOSSES

The following tables provide information on the activity in the allowance for loan losses by portfolio segment for the periods indicated:

	Commercial	Real Estate	Consumer	Total
	(Dollar amounts in thousands)
For the Three Months Ended March 31, 2016
Beginning balance – January 1, 2016	$3,122	$299	$440	$3,861
Charge-offs	(18)	0	(18)	(36)
Recoveries	10	0	5	15
Net	(8)	0	(13)	(21)
Provision	15	7	0	22
Ending Balance – March 31, 2016	$3,129	$306	$427	$3,862

	Commercial	Real Estate	Consumer	Total
	(Dollar amounts in thousands)
For the Three Months Ended March 31, 2015
Beginning balance – January 1, 2015	$3,340	$277	$509	$4,126
Charge-offs	0	(13)	(16)	(29)
Recoveries	6	0	6	12
Net	6	(13)	(10)	(17)
Provision (recovery)	(6)	2	0	(4)
Ending Balance – March 31, 2015	$3,340	$266	$499	$4,105

10.

COMMERCIAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the allocation of the allowance for loan losses and the recorded investment in loans (in thousands) by portfolio segment at March 31, 2016 and December 31, 2015.

	Collectively Evaluated		Individually Evaluated		Total
	Allowance	Recorded	Allowance	Recorded	Allowance	Recorded
	for Loan	Investment	for Loan	Investment	for Loan	Investment
	Losses	in Loans	Losses	in Loans	Losses	in Loans
March 31, 2016
Commercial	$3,057	$238,909	$72	$4,840	$3,129	$243,749
Real estate	306	24,475	0	0	306	24,475
Consumer	427	29,243	0	0	427	29,243
Total	$3,790	$292,627	$72	$4,840	$3,862	$297,467

December 31, 2015
Commercial	$3,046	$238,044	$76	$4,872	$3,122	$242,916
Real estate	299	23,944	0	0	299	23,944
Consumer	440	30,073	0	0	440	30,073
Total	$3,785	$292,061	$76	$4,872	$3,861	$296,933

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

6 – Special Mention	Special mention credits have a level of potential weakness such that they warrant management’s closer attention than those on watch. These credits, opposed to watch credits, require correction or additional financial information for further analysis and verification of repayment capacity. If left uncorrected, these weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special mention assets are not considered adversely classified assets. Such credits do however, warrant consideration of additional reserve.

7 – Substandard	Substandard loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Corporation will sustain loss if the deficiencies are not corrected.

8 – Doubtful	Loans classified doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.

9 – Loss	Loans are considered uncollectible and of such little value that continuing to carry them as assets on the institution’s financial statements is not feasible. Accordingly, the Corporation does not carry loans classified as loss on the books, instead these loans are charged off.

11.

COMMERCIAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following tables present the risk category of loans by class of loans based on the most recent analysis performed at March 31, 2016 and December 31, 2015.

Commercial Credit Exposure (dollar amounts in thousands)

Credit risk profile by credit worthiness category

					Commercial		Commercial
	Commercial		Commercial		Real Estate		Real Estate		Total
Credit	Operating		Agricultural		1-4 Family		Other		Commercial
Grade	03/31/16	12/31/15	03/31/16	12/31/15	03/31/16	12/31/15	03/31/16	12/31/15	03/31/16	12/31/15
Pass	$27,346	$33,221	$42,068	$43,461	$47,715	$46,453	$122,407	$115,517	$239,536	$238,652
6	0	0	0	0	0	0	0	0	0	0
7	120	662	905	898	99	124	3,089	2,580	4,213	4,264
8	0	0	0	0	0	0	0	0	0	0
Total	$27,466	$33,883	$42,973	$44,359	$47,814	$46,577	$125,496	$118,097	$243,749	$242,916

Real Estate Credit Exposure (dollar amounts in thousands)

Credit risk by credit worthiness category

	Real Estate		Real Estate		Total
Credit	Construction		Other		Real Estate
Grade	03/31/16	12/31/15	03/31/16	12/31/15	03/31/16	12/31/15
Pass	$6,153	$5,583	$18,322	$18,345	$24,475	$23,928
6	0	0	0	0	0	0
7	0	0	0	16	0	16
8	0	0	0	0	0	0
Total	$6,153	$5,583	$18,322	$18,361	$24,475	$23,944

Consumer Credit Exposure (dollar amounts in thousands)

Credit risk by credit worthiness category

	Consumer		Consumer		Consumer		Total
Credit	Equity		Auto		Other		Consumer
Grade	03/31/16	12/31/15	03/31/16	12/31/15	03/31/16	12/31/15	03/31/16	12/31/15
Pass	$17,749	$17,956	$4,397	$4,637	$7,003	$7,361	$29,149	$29,954
6	0	0	0	0	0	0	0	0
7	75	94	4	4	15	21	94	119
8	0	0	0	0	0	0	0	0
Total	$17,824	$18,050	$4,401	$4,641	$7,018	$7,382	$29,243	$30,073

12.

COMMERCIAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6   SUMMARY OF IMPAIRED LOANS

Loans evaluated for impairment include loans classified as troubled debt restructurings and non-performing multi-family, commercial and construction loans. The following tables set forth certain information regarding the Corporation’s impaired loans, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary at March 31, 2016 and December 31, 2015.

(Dollar amounts in thousands)		Unpaid
	Recorded	Principal	Related
March 31, 2016	Investment	Balance	Allowance
With no related allowance recorded:
Commercial operating	$129	$129	$0
Commercial real estate, other	3,011	3,386	0
Subtotal	3,140	3,515	0

With an allowance recorded:
Commercial operating	116	116	2
Commercial real estate, 1-4 family	1,393	1,393	69
Commercial real estate, other	191	191	1
Subtotal	1,700	1,700	72
Total	$4,840	$5,215	$72

(Dollar amounts in thousands)		Unpaid
	Recorded	Principal	Related
December 31, 2015	Investment	Balance	Allowance
With no related allowance recorded:
Commercial operating	$675	$932	$0
Commercial real estate, other	2,483	2,601	0
Subtotal	3,158	3,533	0

With an allowance recorded:
Commercial operating	118	118	2
Commercial real estate, 1-4 family	1,402	1,402	73
Commercial real estate, other	194	194	1
Subtotal	1,714	1,714	76
Total	$4,872	$5,247	$76

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35), when it is probable the Corporation will be unable to collect all contractual principal and interest payments due in accordance with the original or modified terms of the loan agreement. To determine specific valuation allowances, impaired loans are measured based on the estimated fair value of the collateral less the estimated costs to sell if the loan is considered collateral dependent. Impaired loans not considered to be collateral dependent are measured based on the present value of expected future cash flows.

The categories of nonaccrual loans and impaired loans overlap, although they are not identical. The Corporation considers all circumstances regarding the loan and borrower on an individual basis when determining whether an impaired loan should be placed on nonaccrual status, such as the financial strength of the borrower, the collateral value, reasons for delay, payment record, the amount past due and the number of days past due. At March 31, 2016, the Corporation had $4,840,000 in impaired loans, down slightly from impaired loans of $4,872,000 at December 31, 2015. The specified reserve related to impaired loans totaled $72,000 at March 31, 2016 compared to $76,000 at December 31, 2015.

13.

COMMERCIAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the average recorded investment in impaired loans and the amount of interest income recognized on a cash basis for impaired loans after impairment by portfolio segment and class for the periods indicated. (All dollar amounts in thousands)

	No Related		With Related
	Allowance Recorded		Allowance Recorded		Total
	Average	Total Interest	Average	Total Interest	Average	Total Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized

March 31, 2016
Commercial:
Operating	$131	$1	$117	$2	$248	$3
Real estate, 1-4 family	0	0	1,396	17	1,396	17
Real estate, other	3,012	30	192	3	3,204	33
Total	$3,143	$31	$1,705	$22	$4,848	$53

March 31, 2015
Commercial:
Operating	$0	$0	$796	$2	$796	$2
Real estate, 1-4 family	0	0	1,602	18	1,602	18
Real estate, other	2,088	20	1,470	22	3,558	42
Total	$2,088	$20	$3,868	$42	$5,956	$62

NOTE 7   TROUBLED DEBT RESTRUCTURINGS

Under U.S. generally accepted accounting principles (“GAAP”), the Corporation is required to account for certain loan modifications or restructurings as “troubled debt restructurings” or “troubled debt restructured loans.” In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Corporation for economic or legal reasons related to the borrower’s financial difficulties grants a concession to the borrower that the Corporation would not otherwise consider. Debt restructuring or loan modifications do not necessarily always constitute a troubled debt restructuring, however, and troubled debt restructurings do not necessarily result in nonaccrual loans. Troubled debt restructured loans are classified as non-performing loans unless they have been performing in accordance with modified terms for a period of at least six months. The Corporation had troubled debt restructured loans at March 31, 2016 and December 31, 2015 totaling $4,335,000 and $4,349,000, respectively, of which $3,797,000 and $3,811,000, respectively, were on accruing status.

There have been no financing receivables modified as troubled debt restructurings during the three months ended March 31, 2016 and 2015. During the three months ended March 31, 2016 and 2015, respectively, there were no financing receivables previously modified as troubled debt restructurings which defaulted within twelve months of the modification.

There were no commitments to lend additional funds to borrowers that were classified as troubled debt restructurings as of March 31, 2016.

14.

COMMERCIAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8   AGE ANALYSIS OF PAST DUE FINANCING RECEIVABLES

The following table presents the aging of the recorded investment in loans by past due category and class of loans at March 31, 2016 and December 31, 2015.

							Recorded
	30-59	60-89	>90			Total	Investment
	Days	Days	Days	Total		Financing	> 90 Days
March 31, 2016	Past Due	Past Due	Past Due	Past Due	Current	Receivables	and Accruing
Commercial
Operating	$0	$0	$0	$	$27,466	$27,466	$0
Agricultural	0	0	0	0	42,973	42,973	0
Real estate, 1-4 family	0	0	0	0	47,814	47,814	0
Real estate, other	153	0	588	741	124,755	125,496	0
Residential real estate
Construction	0	0	0	0	6,153	6,153	0
Other	0	0	0	0	18,322	18,322	0
Consumer
Equity	0	0	0	0	17,824	17,824	0
Auto	0	0	0	0	4,401	4,401	0
Other	0	0	5	5	7,013	7,018	0
Total	$153	$0	$593	$746	$296,721	$297,467	$0

							Recorded
	30-59	60-89	>90			Total	Investment
	Days	Days	Days	Total		Financing	> 90 Days
December 31, 2015	Past Due	Past Due	Past Due	Past Due	Current	Receivables	and Accruing
Commercial
Operating	$0	$0	$538	$538	$33,345	$33,883	$0
Agricultural	21	0	0	21	44,338	44,359	0
Real estate, 1-4 family	0	0	19	19	46,558	46,577	0
Real estate, other	37	0	68	105	117,922	118,097	0
Residential real estate
Construction	0	0	0	0	5,583	5,583	0
Other	0	0	15	15	18,346	18,361	0
Consumer
Equity	35	12	0	47	18,003	18,050	0
Auto	0	0	0	0	4,641	4,641	0
Other	16	10	0	26	7,356	7,382	0
Total	$109	$22	$640	$771	$296,162	$296,933	$0

NOTE 9   FINANCING RECEIVABLES ON NONACCRUAL STATUS

The following table summarizes loans (in thousands) on nonaccrual status at the dates indicated.

	March 31, 2016	December 31, 2015
Commercial
Operating	$0	$538
Real estate, 1-4 family	0	19
Real estate, other	615	97
Residential real estate
Other	0	15
Consumer
Equity	23	42
Other	5	10
Total	$643	$721

15.

COMMERCIAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10   FAIR VALUES AND MEASUREMENTS OF FINANCIAL INSTRUMENTS

The Corporation records certain assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Securities available for sale are carried at fair value on a recurring basis. Fair value measurements are also utilized to determine the initial value of certain assets and liabilities, to perform impairment assessments and for disclosure purposes. The Corporation uses quoted market prices and observable inputs to the maximum extent possible when measuring fair value. In the absence of quoted market prices, various valuation techniques are utilized to measure fair value. When possible, observable market data for identical or similar financial instruments are used in the valuation. When market data is not available, fair value is determined using valuation models that incorporate management’s estimates of the assumptions a market participant would use in pricing the asset or liability.

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

16.

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

17.

COMMERCIAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information about the Corporation’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, and the valuation techniques used by the Corporation to determine those fair values.

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
(In thousands)	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Balance
March 31, 2016
Assets
U.S. government agency securities	$0	$2,513	$0	$2,513
State and political subdivisions, AFS	0	4,207	0	4,207
State and political subdivisions, HTM	0	0	666	666
Mortgage-backed securities	0	1,846	0	1,846
Total Assets	$0	$8,566	$666	$9,232

Liabilities	$0	$0	$0	$0

December 31, 2015
Assets
U.S. government agency securities	$0	$2,518	$0	$2,518
State and political subdivisions, AFS	0	4,232	0	4,232
State and political subdivisions, HTM	0	0	666	666
Mortgage-backed securities	0	1,961	0	1,961
Total Assets	$0	$8,711	$666	$9,377

Liabilities	$0	$0	$0	$0

Securities characterized as having Level 2 inputs generally consist of obligations of U.S. government and federal agencies, government-sponsored organizations and obligations of state and political subdivisions. There were no transfers in or out of Levels 1 and 2 for the three months ended March 31, 2016.

The Corporation also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis. These assets consist primarily of impaired loans and other real estate owned (“OREO”).

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a non-recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2016 and December 31, 2015:

		Fair Value Measurements Using
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
(In thousands)		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2016
Impaired loans	$4,768	$0	$0	$4,768
Real estate acquired through foreclosure	58	0	0	58

December 31, 2015
Impaired loans	$4,796	$0	$0	$4,796
Real estate acquired through foreclosure	193	0	0	193

18.

COMMERCIAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of impaired loans were primarily measured based on the value of the collateral securing these loans. Impaired loans are classified within Level 3 of the fair value hierarchy. Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable. The Corporation determines the value of the collateral based on independent appraisals performed by qualified licensed appraisers. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Appraised values are discounted for costs to sell and may be further discounted based on management’s historical knowledge, changes in market conditions from the date of the most recent appraisal and/or management’s expertise and knowledge of the customer and the customer’s business. Such discounts by management are subjective and are typically significant unobservable inputs for determining fair value. Impaired loans are subject to non-recurring fair value adjustments to reflect: (1) partial write-downs that are based on the observable market price or current appraised value of the collateral, or (2) the full charge-off of the loan carrying value. Impaired loans not considered to be collateral dependent are measured based on the present value of expected future cash flows. Included in the impaired balance at March 31, 2016 were troubled debt restructured loans with a balance of $4,335,000 and with specified reserves of $72,000.

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

The following tables present the fair value measurements of financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2016 and December 31, 2015:

			Fair Value Measurements Using
			Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
(In thousands)			Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
March 31, 2016	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash equivalents and federal funds sold	$19,428	$19,428	$19,428	$0	$0
Securities available for sale	8,566	8,566	0	8,566	0
Securities held to maturity	666	666	0	0	666
Other investment securities	2,196	2,196	0	0	2,196
Loans, net of allowance for loan loss	293,605	309,047	0	0	309,047
Accrued interest receivable	1,371	1,371	0	0	1,371

Financial Liabilities:
Noninterest-bearing deposits	$(48,600)	$(48,600)	$(48,600)	$0	$0
Interest-bearing deposits	(148,603)	(148,603)	0	(148,603)	0
Time deposits	(101,430)	(100,038)	0	(100,038)	0
FHLB advances	(3,544)	(2,509)	0	(2,509)	0
Accrued interest payable	(71)	(71)	0	0	(71)

19.

COMMERCIAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Fair Value Measurements Using
			Quoted Prices	Significant
			In Active	Other	Significant
(In thousands)			Markets for	Observable	Unobservable
	Carrying	Estimated	Identical Assets	Inputs	Inputs
December 31, 2015	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash equivalents and federal funds sold	$18,895	$18,895	$18,895	$0	$0
Securities available for sale	8,711	8,711	0	8,711	0
Securities held to maturity	666	666	0	0	666
Other investment securities	2,209	2,209	0	0	2,209
Loans, net of allowance for loan loss	293,072	306,704	0	0	306,704
Accrued interest receivable	1,302	1,302	0	0	1,302

Financial Liabilities:
Noninterest-bearing deposits	$(55,574)	$(55,574)	$(55,574)	$0	$0
Interest-bearing deposits	(147,994)	(147,994)	0	(147,994)	0
Time deposits	(93,058)	(92,370)	0	(92,370)	0
FHLB advances	(6,574)	(5,893)	0	(5,893)	0
Accrued interest payable	(45)	(45)	0	0	(45)

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

For the period ended March 31, 2015, there were no Level 3 municipal bonds held by the Corporation. In April 2015, the Corporation purchased a state and political subdivision bond which was determined to be a Level 3 asset. Changes in Level 3 assets measured at fair value on a recurring basis for the three months ended March 31, 2016 are as follows:

State and Political Subdivision Bonds
(In thousands)
March 31, 2016
Beginning balance – January 1, 2016	$666,000
Purchases	0
Principal payments	0
Ending balance – March 31, 2016	$666,000

The fair value of the municipal bond at March 31, 2016 was determined primarily based on level 3 inputs. The Corporation estimates the fair value of this investment based on the par value of the security.

Both observable and unobservable inputs may be used to determine the fair value of positions classified as Level 3 assets and liabilities.

There was no unrealized gain or loss for the Level 3 assets held by the Corporation at March 31, 2016, as the book value of the asset approximates fair value.

NOTE 11   STOCK-BASED COMPENSATION

The Corporation has two share-based compensation plans in existence; the 1997 Stock Option Plan (expired but having outstanding options that may still be executed) and the 2009 Incentive Stock Option Plan, which is described below.

The Corporation’s 2009 Incentive Stock Option Plan, which was shareholder approved, permitted the grant of stock options to its selected key employees. No more than 150,000 shares of the Corporation’s common stock may be issued under the plan. The shares that may be issued may be authorized but unissued shares or treasury shares. The plan permits the grant of incentive awards in the form of stock options, restricted shares and certain other stock-based awards on a periodic basis at the discretion of the board. At March 31, 2016, the remaining shares available for issuance under the plan totaled 28,850.

The fair value of each option award is estimated on the date of grant using a Black Scholes option valuation model that uses the assumptions noted in the table below. Expected volatilities are based on several factors including historical volatility of the Corporation’s common stock, implied volatility determined from traded options and other factors. The Corporation uses historical data to estimate option exercises and employee terminations to estimate the expected life of options. The risk-free interest rate for the expected term of the options is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected dividend yield is based on the Corporation’s expected dividend yield over the life of the options.

21.

COMMERCIAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Corporation did not grant any stock options during the first quarter of 2016. The fair value of options granted in 2015 was determined using the following weighted-average assumptions as of the date of grant,

2015
Dividend yield	3.16%
Risk-free interest rate	1.94%
Expected volatility	22.29%
Weighted average expected life	8 years
Weighted average per share fair value of options	$4.47

Intrinsic value represents the amount by which the fair market value of the Corporation’s stock, $30.00 at March 31, 2016, exceeds the exercise price of the stock options. At March 31, 2016, the aggregate intrinsic value of stock options outstanding and exercisable was $629,000 and $512,000, respectively, compared to an aggregate intrinsic value of $871,000 and $736,000 at December 31, 2015.

The following table summarizes stock option activity for the three months ended March 31, 2016.

		Weighted
	Number	Average
	of	Exercise
Stock Options	Options	Price
Outstanding options at January 1, 2016	83,550	$20.18
Granted	0	0.00
Exercised	(11,000)	12.65
Forfeited	0	0.00
Expired	0	0.00
Outstanding options at March 31, 2016	72,550	$21.33

Exercisable at March 31, 2016	43,499	$18.23

The fair value of options granted is amortized as compensation expense, recognized on a straight-line basis over the vesting period of the respective stock option grant. Compensation expense related to employees is included in personnel expense while compensation expense related to directors is included in other operating expense. The Corporation recognized compensation expense of $14,000 during the first quarter of 2016, related to the awards of nonrestricted stock options compared to $9,000 for the first quarter of 2015. At March 31, 2016, the Corporation had $88,000 of unrecognized compensation expense related to nonrestricted stock options. This remaining cost is expected to be recognized over a weighted average vesting period of approximately 24.2 months.

The following is a summary of outstanding and exercisable stock options at March 31, 2016.

	Number	Weighted Average	Number
	Of Shares	Remaining	Of Shares
Exercise Price	Outstanding	Contractual Life	Exercisable
$12.30	4,900	3.37 years	4,900
$13.25	4,300	4.37 years	4,300
$17.40	9,800	5.37 years	9,800
$19.28	14,200	6.28 years	14,200
$21.35	9,950	7.36 years	6,632
$24.47	11,000	8.38 years	3,667
$27.40	18,400	9.38 years	0
Total	72,550	7.10 years	43,499

22.

COMMERCIAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about the Corporation’s nonvested stock option activity for the three months ended March 31, 2016.

	Number	Weighted
	Of	Average
Nonvested Options	Options	Price
Nonvested options at January 1, 2016	29,051	$25.97
Granted	0	0.00
Vested	0	0.00
Forfeited	0	0.00
Nonvested options at March 31, 2016	29,051	$25.97

The fair value of restricted stock is equal to the fair market value of the Corporation’s common stock on the date of grant. Restricted stock awards are recorded as unearned compensation, a component of shareholders’ equity, and amortized to compensation expense over the vesting period. The Corporation recognized compensation expense of $38,000 during the first quarter of 2016, related to restricted stock grants compared to $24,000 for the first quarter of 2015. At March 31, 2016, the Corporation had approximately $229,000 of unrecognized compensation expense related to restricted stock awards. This remaining cost is expected to be recognized over a weighted average vesting period of approximately 24.1 months.

The following table summarizes restricted stock activity for the three months ended March 31, 2016.

		Weighted
	Nonvested	Average
	Number of	Grant Date
Restricted Stock	Shares	Fair Value
Nonvested balance at January 1, 2016	18,700	$24.60
Granted	0	0.00
Vested	0	0.00
Forfeited/expired	0	0.00
Nonvested balance at March 31, 2016	18,700	$24.60

23.

COMMERCIAL BANCSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following review presents management’s discussion and analysis of the consolidated financial condition of Commercial Bancshares, Inc. and its wholly owned subsidiaries, Commercial Savings Bank and Commercial Financial and Insurance Agency, LTD at March 31, 2016, compared to December 31, 2015, and the consolidated results of operations for the quarter ended March 31, 2016, compared to the same period in 2015. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements and related footnotes.

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

Management believes there have been no changes with respect to its determinations regarding the Corporation’s critical accounting policies as disclosed in the Corporation’s annual report on Form 10-K for the fiscal year ended December 31, 2015.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties. In general, forward-looking statements relate to a discussion of future financial results or projections, future economic performance, future operational plans and objectives and statements regarding the underlying assumptions of such statements. Although the Corporation’s management believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate.

Various risks and uncertainties may cause actual results to differ materially from those indicated by the Corporation’s forward-looking statements. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to: Economic conditions (both generally and more specifically in the markets in which the Corporation and its subsidiaries operate); competition for the Corporation’s customers from other providers of financial services; deposit outflows or reduced demand for financial services and loan products; government legislation, regulation and changes in monetary and fiscal policies (which changes from time to time and over which the Corporation has no control); changes in interest rates; changes in prepayment speeds of loans or investment securities; inflation; material unforeseen changes in liquidity, results of operations or financial condition of the Corporation’s customers; changes in the level of non-performing assets and charge-offs; changes in the number of common shares outstanding; the capability to successfully enter into a definitive agreement for and close anticipated transactions; unexpected claims or litigation against the Corporation; expected insurance or other recoveries; technological or operational difficulties; the impact of new accounting pronouncements and changes in policies and practices that may be adopted by regulatory agencies; acts of war or terrorism; the ability of the Parent Company to receive dividends from its subsidiaries; the impact of larger or similar financial institutions encountering difficulties, which may adversely affect the banking industry or the Corporation; the Corporation or its subsidiary banks’ ability to maintain required capital levels and adequate funding sources and liquidity; and other risks or uncertainties detailed in the Corporation’s filings with the Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of the Corporation.

24.

COMMERCIAL BANCSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

The Corporation’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and follow general practices applicable to the banking industry. Application of these principles requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. These estimates, assumptions and judgments are based on information available as of the date of the financial statements. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and as such, have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility between reporting periods. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based on quoted market prices or are provided by third-party sources, when available. When third-party information is not available, valuation adjustments are estimated in good faith by management primarily through the use of internal cash flow modeling techniques.

The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates on matters that are inherently uncertain. Management has identified the determination of the allowance for loan losses and fair value measurements to be the accounting areas that require the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

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

25.

COMMERCIAL BANCSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The level of the allowance is believed by management to be adequate to absorb probable losses inherent in the loan portfolio at the balance sheet date. The allowance is increased by provisions charged to expense and decreased by charge-offs, net of recoveries of amounts previously charged off. For additional information see “Allowance for Loan Losses” under Financial Condition.

Fair value estimates: The carrying value of certain financial assets and liabilities of the Corporation is impacted by the application of fair value measurements, either directly, or indirectly. Fair value is defined as the amount at which an asset or liability could be exchanged in a current transaction between willing, unrelated parties, other than in a forced or liquidation sale. In certain cases, an asset or liability is measured and reported at fair value on a recurring basis, such as investment securities classified as available for sale. In other cases, management must rely on estimates or judgments to determine if an asset or liability not measured at fair value warrants an impairment write-down or whether a valuation reserve should be established.

The Corporation estimates the fair value of a financial instrument using a variety of valuation methods. Where financial instruments are actively traded and have quoted market prices, quoted market prices are used for fair value. Active markets are those where transaction volumes are sufficient to provide objective pricing information with reasonably narrow bid/ask spreads and where quoted prices do not vary widely. When the financial instruments are not actively traded, other observable market inputs such as quoted prices of securities with similar characteristics may be used, if available, to determine fair value. Inactive markets are characterized by low transaction volumes, price quotations that vary substantially among market participants, or in which minimal information is released publicly.

When observable market prices do not exist, the Corporation estimates fair value primarily by using cash flow and other financial modeling methods. The valuation methods may also consider factors such as liquidity and concentration concerns. Other factors such as model assumptions, market dislocations and unexpected correlations can affect estimates of fair value. Changes in these underlying factors, assumptions or estimates in any of these areas could materially impact the amount of revenue or loss recorded.

Additional information regarding the Corporation’s fair value measurements can be found in Note 10 “Fair Values and Measurements of Financial instruments.”

OVERVIEW

The Corporation generates a significant amount of its revenue, cash flows and net income from interest income and net interest income. The ability to properly manage net interest income under changing market environments is crucial to the success of the Corporation. Managing credit risk also has a significant influence on the operating results of the Corporation. Results of operations are also affected by noninterest income, such as service charges on deposit accounts and fees on other services, income from lending activities and bank-owned life insurance as well as noninterest expenses such as salaries and employee benefits, occupancy, furniture and equipment, professional and other services, and other expenses, including income taxes. Economic conditions, competition and the monetary and fiscal policies of the Federal government significantly affect financial institutions.

Net income for the three months ended March 31, 2016 increased $823,000 or 106.5% to $1,596,000 compared to $773,000 for the three months ended March 31, 2015. Net income per diluted common share increased $0.69 or 109.5% to $1.32 for the three months ended March 31, 2016 compared to $0.63 per diluted common share for the same period in 2015. The increase in net income was primarily attributable to the recognition of $677,000 of other income as a result of bank-owned life insurance proceeds received during the first quarter

The Corporation’s return on average equity and return on average assets for the three months ended March 31, 2016 was 17.51% and 1.92%, respectively, compared to 8.99% and 0.93% for the same period in 2015. The Corporation’s efficiency ratio, on a fully taxable equivalent basis was 55.56% for the first quarter of 2016 compared to 70.26% for the same period in 2015.

26.

COMMERCIAL BANCSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Assets totaled $340,572,000 at March 31, 2016, compared to $341,090,000 at December 31, 2015, reflecting a decrease of $518,000 or 0.2%, largely resulting from a decrease in bank-owned life insurance partially offset by an increase in cash equivalents and federal funds sold as well as an increase in net loans. Liabilities totaling $303,357,000 at March 31, 2016, decreased $1,597,000 or 0.5%, largely reflecting the repayment of $3,030,000 in FHLB advances, partially offset by an increase of $2,006,000 in deposit balances. Shareholders’ equity increased $1,079,000 or 3.0% to $37,215,000 at March 31, 2016 from $36,136,000 at December 31, 2015.

Cash equivalents and federal funds sold include working cash funds, due from banks, interest-bearing deposits in other financial institutions, items in process of collection and federal funds sold. The Bank is required to maintain average reserve balances with the Federal Reserve Bank based on average daily deposit balances and statutory reserve ratios prescribed by the type of deposit account. The average balance held in reserve for the three months ended March 31, 2016 was $4,023,000, compared to $4,144,000 for the same period in 2015. At March 31, 2016, cash equivalents and federal funds sold totaled $19,428,000, an increase of $533,000 or 2.8% from $18,895,000 at December 31, 2015.

The investment securities portfolio is comprised primarily of residential mortgage-backed securities, tax-exempt securities of state and political subdivisions, (available for sale as well as held to maturity), debt securities issued by U.S. government-sponsored agencies and other equity securities. Investment securities decreased 1.4% or $158,000 to $11,428,000 at March 31, 2016 from $11,586,000 at December 31, 2015. The decline in investment securities was predominantly due to principal pay downs and prepayments of mortgage-backed securities. Available for sale investment securities are reported at fair value with unrealized holding gains and losses, based on the difference between amortized cost and fair value, reported net of deferred tax, as accumulated other comprehensive income (loss), a separate component of shareholders’ equity. Declines in the fair value of individual securities below their cost that are other-than-temporary, result in write downs of the individual securities to their fair values. Securities that are held as available for sale are used as part of the Corporation’s asset/liability management strategy. Securities that may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital and other similar factors are classified as available for sale. Securities that management has the positive intent and ability to hold until maturity are classified as held to maturity. Held to maturity investment securities are carried at amortized cost.

At March 31, 2016, the Corporation’s investment portfolio consisted primarily of obligations of state and political subdivisions, mortgage-backed securities and U.S. government agency securities. To reduce the Corporation’s income tax burden, $4,873,000 or 42.6% of the Corporation’s investment portfolio as of March 31, 2016, was invested in tax-exempt obligations of state and political subdivisions, compared to $4,898,000 or 42.3% at December 31, 2015.

Loans are reported at their outstanding principal balances less unearned income, the allowance for loan losses and any deferred fees or costs on originated loans. Interest income from loans is accrued based on the principal balance outstanding. Loan origination fees, net of certain loan origination costs, are deferred and recognized as an adjustment to the related loan yield. Loans make up the largest component of total assets. At March 31, 2016, net loans of $293,605,000, representing 86.2% of total assets, increased $533,000 or 0.2% from net loans of $293,072,000 at December 31, 2015. The increase in net loans between periods was largely due to increases of $833,000 and $531,000 in the commercial loan and consumer real estate loan portfolios, respectively, partially offset by declines in installment and home equity loan balances.

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

COMMERCIAL BANCSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

To control and manage credit risk, management has a credit process in place to ensure credit standards are maintained along with strong oversight and review procedures. The primary purpose of loan underwriting is the evaluation of specific lending risks and involves the analysis of the borrower’s ability to service the debt as well as the assessment of the value of the underlying collateral. Oversight and review procedures include the monitoring of portfolio credit quality, early identification of potential problem credits and the aggressive management of problem credits. Executive management has implemented the following measures to proactively manage credit risk in the loan portfolios:

•	Reviewed all underwriting guidelines for various loan portfolios and have strengthened underwriting guidelines where needed.

•	Evaluated outside loan review parameters, engaging the services of a well-established firm to continue with such loan review, addressing not only specific loans but underwriting analysis, documentation, credit evaluation and risk identification.

•	Increased the frequency of internal reviews to monthly reviews of past due and delinquent loans to assess probable credit risks early in the delinquency process to minimize losses.

•	Aggressively seeks ownership and control, when appropriate, of real estate properties, which would otherwise go through time-consuming and costly foreclosure proceedings to effectively control the disposition of such collateral.

•	Aggressively obtaining updated financial information on commercial credits and performing analytical reviews to determine debt source capacities in business performance trends.

•	Engaged a well-established auditing firm to analyze the Corporation’s loan loss reserve methodology and documentation.

The allowance for loan losses (“ALLL”) is established through a provision for loan losses charged to current earnings. The allowance for loan losses is maintained at a level estimated by management to absorb probable losses inherent in the loan portfolio and is based on management’s continuing evaluation of the portfolio, the related risk characteristics, and the overall economic conditions affecting the portfolio. This estimation is inherently subjective as it requires measures that are susceptible to significant revision as more information becomes available.

The Corporation’s methodology in determining the allowance for loan losses includes segmenting the loan portfolio into various components and applying various loss factors to estimate the amount of probable losses. The largest segment of the loan portfolio is comprised of credit-rated commercial loans, comprising 82% of total loans as of March 31, 2016. Credit-rated commercial loans include commercial and industrial loans along with loans to commercial borrowers that are secured by real estate (commercial property, multi-family residential property, 1-4 family residential property, and construction and land). For each loan within this segment, a credit rating is assigned based on a review of specific risk factors including (i) historical and projected financial results of the borrower, (ii) market conditions of the borrower’s industry that may affect the borrower’s future financial performance, (iii) business experience of the borrower’s management, (iv) nature of the underlying collateral, if any, and (v) borrower’s history of payment performance.

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

29.

COMMERCIAL BANCSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At March 31, 2016 and December 31, 2015, the general reserve represented 98% of the total allowance for loan losses while the specified reserve accounted for 2% of the total. The severity of estimated losses on impaired loans can differ substantially from actual losses. The general reserve is calculated in two parts based on an internal risk classification of loans within each portfolio segment. General reserves on loans considered to be “classified” under regulatory guidance are calculated separately from loans considered to be “pass” rated under the same guidance. This segregation allows management to monitor the reserves related to higher risk loans separate from the remainder of the portfolio in order to better manage risk and ensure the sufficiency of reserves.

The allowance for loan losses is established and maintained at a level management deems adequate to cover losses inherent in the loan portfolio as of the balance sheet date and is based on management’s evaluation of the risks in the loan portfolio and changes in the nature and volume of loan activity. The amount of the allowance is affected by: (i) loan charge-offs, which decreases the allowance, (ii) recoveries on loans previously charged off, which increases the allowance and (iii) the provision of possible loan losses charged to income, which increases the allowance. In determining the provision for possible loan losses, it is necessary for management to monitor fluctuations in the allowance resulting from actual charge-offs and recoveries and to periodically review the size and composition of the loan portfolio in light of current and anticipated economic conditions.

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

At March 31, 2016 and December 31, 2015, the allowance for loan losses stood at $3,862,000 and $3,861,000, respectively, and the ratio of the allowance for loan losses to total loans was 1.30% for both periods. The annualized ratio of net charge-offs to average outstanding loans was 0.03% at March 31, 2016, compared to 0.16% at December 31, 2015. For the three months ended March 31, 2016, the Corporation provided $22,000 to the allowance for loan losses to maintain the balance at an adequate level following net charge-offs of $21,000. For the three months ended March 31, 2015, the Corporation credited $4,000 to the allowance for loan losses following net charge-offs of $17,000.

The methodology used in the periodic review of reserve adequacy, which is performed at least quarterly, is designed to be responsive to changes in portfolio credit quality and inherent credit losses. The changes are reflected in both the pooled formula reserve and in specific reserves as the collectability of larger classified loans is regularly recalculated with new information as it becomes available. In addition, bank regulators, as an integral part of their supervisory functions, periodically review the Corporation’s loan portfolio and related allowance for loan losses. These regulatory agencies may require the Corporation to increase its provision for loan losses or to recognize further loan charge-offs based upon their judgments. An increase in the allowance for loan losses by these regulatory agencies could materially adversely affect the Corporation’s financial condition and the results of operations.

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

Loans are placed on nonaccrual status when management believes the collection of principal and interest is doubtful, or when loans are past due as to principal and interest 90 days or more, except in certain circumstances when interest accruals are continued on loans deemed by management to be fully collateralized and in the process of being collected. At March 31, 2016 and December 31, 2015 there were no 90 day delinquent loans that were on accrual status. In such cases, the loans are individually evaluated in order to determine whether to continue income recognition after 90 days beyond the due dates.

When management identifies a loan as impaired, the impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the observable market price of the loan, except when the sole (remaining) source of repayment for the loan is the liquidation of the collateral. In these cases, management uses the current fair value of the collateral, less selling costs when foreclosure is probable, instead of discounted cash flows. If management determines the value of the impaired loan is less than the recorded investment in the loan (net of previous charge-offs and deferred loan fees or costs), impairment is recognized through an allowance estimate or a charge-off to the allowance. When management determines an impaired loan is a confirmed loss, the estimated impairment is directly charged off to the loan rather than creating a specific reserve for inclusion in the allowance for loan losses. However, not all impaired loans are in nonaccrual status as they may be current with regards to the payment terms. Their determination as an impaired loan is based on some inherent weakness in the credit that may, if certain circumstances occur or arise, result in an inability to comply with the loan agreement’s contractual terms. Impaired loans exclude large groups of smaller-homogeneous loans that are collectively evaluated for impairment such as consumer real estate and installment loans.

The allowance for loan losses, specifically related to impaired loans at March 31, 2016 and December 31, 2015 was $72,000 and $76,000, respectively, related to loans with principal balances of $1,700,000 and $1,714,000. Impaired loans with no related allowance recorded at March 31, 2016 totaled $3,140,000, compared to $3,158,000 at December 31, 2015. Total impaired loans at March 31, 2016 totaled $4,840,000, a decrease of $32,000 or 0.7% from total impaired loans of $4,872,000 at December 31, 2015. The Corporation’s financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on the loan portfolio, unless a loan is placed on nonaccrual status. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected. For the three months ended March 31, 2016, the Corporation received interest payments of $53,000, related to impaired loans averaging $4,848,000, compared to interest payments of $62,000 related to impaired loans averaging $5,956,000 for the same period in 2015.

Management’s general practice is to proactively charge down loans individually evaluated for impairment to the fair value of the underlying collateral. Consistent with regulatory guidance, charge-offs on all loan segments are taken when specific loans, or portions thereof, are considered uncollectable. The Corporation’s policy is to promptly charge these loans off in the period the uncollectible loss is reasonably determined. Management believes that by taking a proactive approach to identifying problems and determining their ultimate collectability, using both internal and external portfolio loan reviews, that any potential losses which may be incurred on these credits in the future are incorporated into its analysis of the adequacy of the Corporation’s allowance for loan losses.

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

Troubled debt restructured loans totaled $4,335,000 at March 31, 2016 and represented five credit relationships in which economic concessions were granted to borrowers to better align the terms of their loans with their current ability to pay. Troubled debt restructured balances are down slightly from $4,349,000 at December 31, 2015, primarily reflecting monthly payments received on account. As of March 31, 2016, 88% of all restructured loans were performing in accordance with the terms of the restructure. The specified reserve required for these TDRs, whether collateral dependent or not, was $72,000, representing 2% of the total loan loss reserve and 100% of the total specified reserve. There are no commitments to lend additional amounts to borrowers with loans that are classified as troubled debt restructurings as of March 31, 2016.

Non-performing assets include nonaccrual loans as well as other real estate owned and other repossessed assets. Non-performing loans are comprised of loans on nonaccrual status along with loans that are contractually past due 90 days or more but have not been classified as nonaccrual. At March 31, 2016, the Corporation had non-performing loans totaling $643,000, representing 0.22% of gross loans, compared to non-performing loans of $721,000 or 0.24% of gross loans at December 31, 2015. Management evaluated non-performing loans at March 31, 2016 and believes they have charged off, written down or established adequate loss reserves on all identified problem loans.

Other assets, including premises and equipment, accrued interest receivable, bank-owned life insurance, OREO and other repossessed assets, and other assets decreased $1,426,000 or 8.1% to $16,111,000 at March 31, 2016 from $17,537,000 at December 31, 2015. The decrease in other assets was primarily due to a decrease of $1,165,000 or 12.7% in bank-owned life insurance due to the death of a former executive and proceeds received on the life insurance policy associated with the former executive. Premises and equipment decreased $124,000 or 2.2% to $5,554,000 at March 31, 2016 from $5,678,000 at December 31, 2015, largely reflecting depreciation expense, offset with capital purchases of $25,000.

Other real estate owned acquired through partial or total satisfaction of non-performing loans is included in other assets and recorded at fair value less anticipated selling costs based upon the property’s appraised value at the date of transfer, with any difference between the fair value of the property less cost to sell, and the carrying value of the loan charged to the reserve for loan losses. Subsequent write downs that may be required are expensed as incurred. Gains and losses realized from the sale of other real estate owned is included in noninterest income while valuation adjustments are included in noninterest expense. During the three months ended March 31, 2016, one property with a total carrying value of $15,000 was transferred to OREO while three properties with a carrying value of $70,000 was sold at a net loss of $9,000. At March 31, 2016, the Corporation held one property in OREO with a carrying value of $15,000, down from $70,000 at year-end 2015.

Other repossessed assets, resulting from loans where the Corporation has received title or physical possession of the borrower’s assets, is included in other assets and is recorded at fair value, less estimated selling costs. At the time of repossession, the recorded amount of the loan is written down to the fair value of the equipment or vehicle by a charge to the reserve for loan losses. Gains and losses realized from the sale of other repossessed assets is included in noninterest income while valuation adjustments are included in noninterest expense. . During the three months ended March 31, 2016, additions to other repossessed assets totaled $2,000. During the same period, repossessed assets with a total carrying value of $43,000, sold for a net loss of $5,000 while another $39,000 in valuation adjustments were taken against income. Other repossessed assets at March 31, 2016 totaled $43,000 down from $123,000 at December 31, 2015.

32.

COMMERCIAL BANCSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Total deposits increased $2,007,000 or 0.7% to $298,633,000 at March 31, 2016 from $296,626,000 at December 31, 2015. The increase in deposits was primarily due to an increase of $9,108,000 or 7.5% in savings and time deposits partially offset by a decrease of $6,974,000 in noninterest-bearing demand deposits.

The Bank offers a broad selection of deposit accounts, including noninterest-bearing demand deposits (such as checking accounts), interest-bearing checking accounts and money market accounts, savings accounts and certificates of deposits. Included in the certificates of deposit balances at March 31, 2016 was a total of $32,185,000 of reciprocal certificates of deposits offered under the Certificate Deposit Account Registry Service (“CDARS”), a program in which the Bank participates. Under the CDARS program, participating banks are able to match customer’s deposits that would otherwise exceed the limits for FDIC insurance with certificates of deposits offered at other participating banks and thereby provide FDIC insurance to these excess deposits.

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

The Corporation utilizes both short-term and long-term borrowings as an alternate funding source to deposits and can be used to fund the Corporation’s liquidity needs. Short-term borrowings, which include federal funds purchased, are borrowings from other banks that mature daily. FHLB advances are loans from Federal Home Loan Bank that can mature daily or have longer maturities for fixed or floating rates of interest. FHLB borrowings are generally used to provide additional funding for loan growth when it is in excess of deposit growth and to manage interest rate risk, but can also be used as an additional source of liquidity for the Corporation. Borrowed funds totaled $3,544,000 at March 31, 2016, a decrease of $3,030,000 or 46.1% from borrowed funds of $6,574,000 at December 31, 2015. The Corporation’s borrowing capacity at FHLB totaled $40,329,000 of which $27,286,000 was available at March 31, 2016. Management believes the Corporation has adequate liquidity to meet its commitments for the foreseeable future.

Shareholders’ equity increased $1,079,000 or 0.2% to $37,215,000 at March 31, 2016 from $36,136,000 at December 31, 2015. The increase in shareholders’ equity was primarily attributable to current earnings of $1,596,000 minus adjustments related to stock-based compensation expense, stock option activity, deferred compensation plan activity and treasury stock activity totaling $255,000. The Corporation declared cash dividends of $0.25 per share for the quarter ended March 31, 2016, decreasing equity by $300,000. Included in shareholder’s equity is accumulated other comprehensive income which includes the net after-tax impact of unrealized gains or losses on investment securities classified as available for sale, which decreased $14,000 during the first quarter of 2016. Such unrealized gains or losses are generally due to changes in interest rates and represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities.

For the three months ended March 31, 2016, the Corporation returned 18.78% of earnings through dividends of $300,000 at $0.25 per share compared to a return on earnings of 29.43% through dividends of $227,000 at $0.19 per share during the same period in 2015. Average shareholders’ equity to average assets was 10.94% for the three months ended March 31, 2016 compared to 10.39% for the three months ended March 31, 2015.

33.

COMMERCIAL BANCSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Corporation generates a significant amount of its revenue, cash flows and net income from interest income and net interest income. The ability to properly manage net interest income under changing market environments is crucial to the success of the Corporation. Managing credit risk also has a significant influence on the operating results of the Corporation. While the overall economy has expanded based on GDP and certain other measures, the Corporation has continued to focus a significant amount of effort to reduce its non-performing assets that had built up following the recession of 2009. This continued effort over the last few years has led to a substantial decline in non-performing assets when compared with its peak during 2012. Improving credit quality is the primary driver of the decrease in the allowance for loan losses and related provision expense. While the Corporation continues to operate in a challenging economic and business environment, management will continue to focus on originating high-quality loans, delivering superior performance and creating value for its customers and shareholders.

The Corporation reported net income of $1,596,000 for the three months ended March 31, 2016, an increase of $823,000 or 106.5% from net income of $773,000 for the three months ended March 31, 2015. Basic and diluted net income per common share was $1.35 and $1.32, for the first quarter ended March 31, 2016, respectively, compared to basic and diluted net income per common share of $0.65 and $0.63 for the first quarter of 2015. The increase in net income was primarily attributable to the recognition of $677,000 of other income as a result of bank-owned life insurance proceeds. Significant components of the Corporation’s results of operations are included below.

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

On a tax equivalent basis, net interest margin, expressed as a percentage of average earning assets, was 4.54% for the three months ended March 31, 2016, compared to 4.39% for the three months ended March 31, 2015. Interest spread, which is the average yield on interest-earning assets minus the average rate paid on interest- bearing liabilities, was 4.47% for the three months ended March 31, 2016, compared to 4.32% for the same period in 2015. Net interest income on a fully taxable equivalent basis increased $182,000 or 5.4%, to $3,527,000 for the three months ended March 31, 2016 from $3,345,000 for the same period in 2015. The increase in net interest income was primarily attributable to the increase in average loan balances. The Corporation’s overall cost of funds in 2016 remained relatively consistent at 0.35% for the three months ended March 31, 2016 compared to 0.36% for the same period in 2015, while the average yield on earning assets increased by 14 basis points to 4.82% from 4.68%, largely due to the rates earned on federal funds sold.

Interest and fee income, on a fully taxable equivalent basis totaled $3,743,000 for the three months ended March 31, 2016, an increase of $173,000 or 4.9% from $3,570,000 for the same period in 2015. Average net loans, representing 92.91% and 87.42% of average earning assets at March 31, 2016 and 2015, respectively, increased $19,803,000 or 7.3%, while the average tax equivalent yield earned decreased 10 basis points. Average federal funds sold, representing 3.40% and 8.14% of average earning assets at March 31, 2016 and 2015, respectively, decreased $14,563,000 or 57.8%, while the average yield increased 25 basis points between periods. Average investment securities, representing 3.69% and 4.44% of average earning assets at March 31, 2016 and 2015, respectively, decreased $2,214,000 or 16.1%, while the average tax equivalent yield earned decreased 45 basis points. The increase in interest income between periods was largely driven by an increase in average loan volume.

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

TABLE 1   YIELD ANALYSIS

For the three-month period ended March 31, 2016 and 2015.

(Dollar amounts in thousands)

	Three Months Ended March 31,
	2016			2015
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Federal funds sold	$10,620	$13	0.49%	$25,183	$15	0.24%
Investment securities:
Taxable securities (1)	6,628	44	2.67	7,140	48	2.73
Tax exempt securities (1)	4,893	70	5.75	6,595	102	6.27
Loans (2) (3)	290,247	3,616	5.01	270,444	3,405	5.11
Earning assets	312,388	3,743	4.82%	309,362	3,570	4.68%
Other assets	22,679			23,274
Total assets	$335,067			$335,636

Interest-bearing demand deposits	$116,934	23	0.08%	$116,555	23	0.08%
Savings deposits	29,412	2	0.03	26,611	2	0.03
Time deposits	97,071	178	0.74	107,935	191	0.72
Borrowed funds	5,009	13	1.04	1,688	9	2.16
Interest-bearing liabilities	$248,426	216	0.35%	$252,789	225	0.36%
Noninterest-bearing demand deposits	48,379			46,195
Other liabilities	1,601			1,783
Shareholders’ equity	36,661			34,869
Total liabilities and shareholders’ equity	$335,067			$335,636

Net interest income		$3,527			$3,345

Interest rate spread			4.47%			4.32%
Net interest margin (4)			4.54%			4.39%

(1)	Average yields on all securities have been computed based on amortized cost. Income on tax exempt securities has been computed on a tax equivalent basis using a 34% federal tax rate and a 20% disallowance of interest expense deductibility under TEFRA rules. The amount of such adjustment was $23,000 and $38,000 for the quarter ended March 31, 2016 and 2015, respectively.
(2)	Average balance is net of deferred loan fees of $712,000 and $589,000 for the three months ended March 31, 2016 and 2015, respectively.
(3)	Interest income includes loan fees of $150,000 and $118,000 for the three-month period ended March 31, 2016 and 2015, respectively, as well as $31,000 and $40,000 of deferred dealer reserve expense for the same years.
(4)	Net interest margin is the ratio of annualized tax equivalent net interest income to average earning assets.

35.

COMMERCIAL BANCSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest expense totaled $216,000 for the three months ended March 31, 2016 compared to interest expense of $225,000 for the three months ended March 31, 2015. Average interest-bearing demand deposits, representing 47.07% and 46.11% of average interest-bearing liabilities at March 31, 2016 and 2015, respectively, increased $379,000 or 0.3%, while the average rate paid remained unchanged between periods. Average savings balances representing 11.84% and 10.53% of average interest-bearing liabilities at March 31, 2016 and 2015, respectively, increased $2,801,000 or 10.5%, while the average rate paid remained unchanged between periods. Average time deposits, representing 39.07% and 42.70% of average interest-bearing liabilities at March 31, 2016 and 2015, respectively, decreased $10,864,000 or 10.1%, while the average rate paid increased 2 basis points between periods. Average borrowings, representing 2.02% and 0.67% of average interest-bearing liabilities at March 31, 2016 and 2015, respectively, increased $3,321,000 or 196.7%, while the average rate paid decreased 112 basis points between periods.

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

The Corporation’s credit quality continues to improve as nonaccrual loans decreased $78,000 or 10.8% to $643,000 at March 31, 2016 from $721,000 at December 31, 2015. Average net loans have increased $19,803,000 or 7.3% to $290,247,000 for the first quarter of 2016 compared to $270,444,000 for the first quarter of 2015. During this same period, the Corporation’s average impaired loans decreased $1,108,000 or 18.6% to a level of $4,848,000 from $5,956,000. The Corporation provided $22,000 to the allowance for loan losses for the three months ended March 31, 2016, compared to a recovery of $4,000 for the three months ended March 31, 2015. The overall total allowance for loan losses to total loans was 1.30% and the ratio of non-performing loans to loan loss reserve was 17.8% for the three months ended March 31, 2016 compared to 1.50% and 28.2%, respectively, for the three months ended March 31, 2015. The overall credit quality of the loan portfolio has improved significantly over the past two years due to management’s continued focus on enforcement of a strong credit environment and an aggressive position in loan work-out situations.

Management considers the allowance for loan losses at March 31, 2016 adequate to cover loan losses based on its assessment of various factors affecting the loan portfolio, including the level of problem loans, overall delinquencies, business conditions, estimated collateral values and loss experience. A decline in local and national economic conditions, or other factors, could result in a material increase in the allowance for loan losses which could adversely affect the Corporation’s financial condition and results of operations. For further information relating to factors affecting the allowance for loan losses, see “Allowance for Loan Losses,” under Financial Condition.

Noninterest income consists primarily of fees and commissions earned on services that are provided to the Corporation’s banking customers, third-party mortgage referral fee income, net gains and losses on sales of OREO and other repossessed assets, earnings/proceeds on bank-owned life insurance and other miscellaneous income. Noninterest income for the three months ended March 31, 2016 totaled $1,130,000, an increase of $621,000 or 122.0% for the same period in 2015. The more significant items impacting noninterest income are included below:

•	An increase of $680,000 in miscellaneous income, largely driven by a $677,000 death benefit that exceeded the cash surrender value of $1,222,000 on a bank-owned life insurance policy associated with a former executive.

36.

COMMERCIAL BANCSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•	A decrease of $19,000 in third-party mortgage referral fee income. Primarily due to a decline in mortgage production.

•	A loss of $8,000 on the sale of a municipal security during the first quarter of 2016.

Noninterest expense consists primarily of personnel, occupancy, equipment and other operating expenses. Noninterest expense for the three months ended March 31, 2016 totaled $2,593,000, a decrease of $101,000 or 3.7% from operating expenses of $2,694,000 for the three months ended March 31, 2015. The more significant items impacting noninterest expense are included below:

•	An increase of $48,000 or 3.3% in salaries and employee benefits, largely reflecting an increase in salary and bonus expense, primarily due to annual merit increases as well as an increase in employee compensation costs relating to stock option awards and an increase in hospitalization expense.

•	A decrease of $55,000 or 17.0% in premises and equipment expense, largely reflecting decreases in depreciation expense.

•	A decrease of $139,000 or 71.7% in other real estate owned and other miscellaneous loan expense, largely due to the sale of two large commercial real estate properties during the second and third quarters of 2015.

•	An increase of $71,000 or 27.3% in other operating expenses, largely reflecting valuation adjustments taken on repossessed assets of $39,000 as well as an increase of $12,000 in Checkcard losses.

The Corporation’s pre-tax income for the three months ended March 31, 2016 totaled $2,019,000, resulting in a tax provision of $423,000 compared to pre-tax income of $1,126,000 and a tax provision of $353,000 for the three months ended March 31, 2015. The Corporation’s effective tax rate for the first quarter of 2016 was 21.0%, compared to 31.3% for the first quarter in 2015. The difference between the Corporation’s effective tax rate and the statutory rate is primarily attributable to the Corporation’s tax exempt income. Tax exempt income includes income earned on certain state and political subdivisions securities that qualify for state and/or federal income tax exemption and the Corporation’s earnings on and proceeds received from bank-owned life insurance policies, which are exempt from federal taxation.

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

The Corporation’s liquidity ratio at March 31, 2016 was 6.41% compared to 5.74% at December 31, 2015. Another measure of liquidity is the relationship of net loans to deposits and borrowed funds with lower ratios indicating greater liquidity. At March 31, 2016, the ratio of net loans to deposits and borrowed funds was 97.16% compared to 96.66% at December 31, 2015.

37.

COMMERCIAL BANCSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As presented in the accompanying unaudited Consolidated Statements of Cash Flows, the sources of liquidity vary between periods. The Corporation’s cash equivalents and federal funds sold at March 31, 2016 totaled $19,428,000, compared to cash and cash equivalents of $35,402,000 at March 31, 2015. The primary sources of funds during the first three months of 2016 included $7,000,000 in Federal Home Loan Bank advances, $2,447,000 in net cash provided by operating activities and an increase in deposit balances of $2,007,000. The primary uses of funds during the three months ended March 31, 2016 included the repayment of $10,030,000 in Federal Home Loan Bank advances, $532,000 in loan originations (net of principal collections), treasury stock purchases of $454,000 and $300,000 in cash dividends.

The primary sources of funds during the first three months of 2015 included $5,313,000 in loan repayments (net of loan originations), $2,220,000 increase in net deposits, $1,236,000 in proceeds from the disposition of premises and equipment and $597,000 in net cash provided by operating activities. The primary uses of funds during the three months ended March 31, 2015 included $1,040,000 in investment security purchases and $227,000 in cash dividends.

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

In July 2013, U.S. banking regulators adopted final rules related to standards on bank capital adequacy and liquidity (commonly referred to as “Basel III”). Under the new rules, the Bank is subject to new capital requirements that include: (i) Creation of a new required ratio for common equity Tier 1 (“CET 1”) capital; (ii) An increase to the minimum Tier 1 capital ratio; (iii) Changes to risk-weightings of certain assets for purposes of the risk-based capital ratios; (iv) Creation of an additional capital conservation buffer of 2.5% in excess of the required minimum capital ratios; and (v) Changes to what qualifies as capital for purposes of meeting these capital requirements.

The Tier 1 common capital ratio excludes any preferred shares or non-controlling interests when determining the calculation. This differs from the Tier 1 capital ratio which is based on the sum of its equity capital and disclosed reserves, and sometimes non-redeemable, non-cumulative preferred stock. Under Basel III, the Bank is required to maintain a minimum CET1 ratio of 4.5% of risk-weighted assets. At March 31, 2016, the Bank’s CET1 ratio was 12.1% compared to 11.8% at December 31, 2015. The Bank’s leverage and risk-based capital ratios at March 31, 2016 were 10.8% and 13.4%, respectively, compared to leverage and risk-based capital ratios of 10.6% and 13.0%, respectively, at December 31, 2015. The Bank exceeded the minimum regulatory requirements to be considered well capitalized for both periods. Should it become necessary to raise capital to expand the activities of the Corporation, the Corporation believes there are sufficient un-issued shares to satisfy the Corporation’s objectives.

38.

COMMERCIAL BANCSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 2   CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Corporation has certain obligations and commitments to make future payments under contract. The following table presents the Corporation’s contractual obligations and commitments (in thousands) at March 31, 2016:

Contractual Obligations

	Payments Due by Period
		Less Than			After
	Total	One Year	1-3 Years	3-5 Years	5 Years
Time deposits and certificates of deposit	$101,430	$51,690	$34,849	$10,420	$4,471
Borrowed funds	3,544	2,000	0	0	1,544
Total contractual obligations	$104,974	$53,690	$34,849	$10,420	$6,015

Other Commitments

	Amount of Commitment – Expiration by Period
		Less Than			After
	Total	One Year	1-3 Years	3-5 Years	5 Years
Commitments to extend commercial credit	$27,206	$15,058	$3,119	$753	$8,276
Commitments to extend consumer credit	12,046	616	4,656	3,382	3,392
Standby letters of credit	12	12	0	0	0
Total other commitments	$39,264	$15,686	$7,775	$4,135	$11,668

Other obligations and commitments which are not included above include the deferred compensation plan, index plan reserve and split dollar life insurance. The timing of payments for these plans is unknown. See Note 1 of the 2015 Annual Report for additional details.

Items listed under “Contractual Obligations” represent standard bank financing activity under normal terms and practices. Such funds normally rollover or are replaced by like items depending on then-current financing needs. Items shown under “Other Commitments” also represent standard bank activity, but for extending credit to bank customers. Commercial credits generally represent lines of credit or approved loans with drawable funds still available under the contract terms. On an on-going basis, approximately half of these amounts are expected to be drawn. Consumer credits generally represent amounts drawable under revolving home equity lines or credit card programs. Such amounts are usually deemed less likely to be drawn upon in total as consumers tend not to draw down all amounts on such lines. Utilization rates tend to be fairly constant over time. Standby letters of credit represent guarantees to finance specific projects whose primary source of financing comes from other sources. In the unlikely event of the other source’s failure to provide sufficient financing, the bank would be called upon to fill the need. The Corporation is also continually engaged in the process of approving new loans in a bidding competition with other banks. Management and Board committees approve the terms of these potential new loans with conditions and/or counter terms made to the applicant customers. Customers may accept the terms, make a counter proposal, or accept terms from a competitor. These loans are not yet under contract, but offers have been tendered and would be required to be funded if accepted. Such agreements represent approximately $13,947,000 at March 31, 2016 in varying maturity terms.

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

39.

COMMERCIAL BANCSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The two primary methods to monitor and manage interest rate risk are rate-sensitivity gap analysis and review of the effects of various interest rate shock scenarios. Based upon ALCO’s review, there has been no significant change in the interest rate risk of the Corporation since year-end 2015. (See Quantitative and Qualitative Disclosures about Market Risk in the Annual Report to Shareholders for the year ended December 31, 2014.)

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

There was no change in the Corporation’s internal control over financial reporting that occurred during the Corporation’s fiscal quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

40.

COMMERCIAL BANCSHARES, INC.

FORM 10-Q

Quarter ended March 31, 2016

PART II – OTHER INFORMATION

Item 1	Legal Proceedings

There are no matters required to be reported under this item.

Item 1A	Risk Factors

There have been no material changes from risk factors as previously disclosed in Part 1, Item 1.A. of Commercial Bancshares, Inc.’s 10-K filed on March 25, 2016.

Item 2	Unregistered Sales of Securities and Use of Proceeds

For the three months ended March 31, 2016, the Corporation purchased 3,362 shares totaling $96,962 to fund acquisitions made by participating directors under the Commercial Savings Bank Deferred Compensation Plan, a nonqualified deferred compensation plan. Shares are purchased by the Corporation on the open market and are credited to the respective accounts of the deferred compensation plan participants. None of the acquisitions by plan participants were registered with the Securities and Exchange Commission, but were made in reliance upon exemption from registration contained in Section 4(a) (2) of the Securities Act of 1933.

On August 14, 2015, the Corporation announced that its Board of Directors approved a one year stock repurchase program. The program allows the Corporation to purchase up to 59,000 shares of the Corporation’s outstanding common stock, commencing August 17, 2015 and ending on July 31, 2016. For the three months ended March 31, 2016, the Corporation purchased 14,774 shares of its common stock for a total of $454,008.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
01/01/16 - 01/31/16	0	$0.00	0	34,514

02/01/16 - 02/29/16	14,774	$30.73	14,774	19,740

03/01/16 - 03/31/16	1,200	$30.39	0	19,740

Total	15,974	$30.70	14,774	19,740

Item 3	Defaults upon Senior Securities

There are no matters required to be reported under this item.

Item 4	Mine Safety Disclosures

Not applicable

Item 5	Other Information

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

COMMERCIAL BANCSHARES, INC.
(Registrant)

Date:	May 11, 2016	/s/ Robert E. Beach
(Signature)
Robert E. Beach
President and Chief Executive Officer

Date:	May 11, 2016	/s/ Scott A. Oboy
(Signature)
Scott A. Oboy
Executive Vice President and Chief Financial Officer

43.