Form 10-Q
period 2016-06-30
COMMERCIAL BANCSHARES INC \OH\
filed 2016-08-15
CIK 1009976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2016. Commission File Number 000-27894

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

As of August 15, 2016, the latest practicable date, there were 1,198,063 outstanding of the registrant’s common stock, no par value.

COMMERCIAL BANCSHARES, INC.

2.

COMMERCIAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

	(Unaudited)

	June 30,	December 31,
	2016	2015
ASSETS
Cash and cash equivalents	$4,797	$4,753
Federal funds sold	15,481	14,142
Cash equivalents and federal funds sold	20,278	18,895

Securities available for sale	8,426	8,711
Securities held to maturity	666	666
Other investment securities	2,196	2,209
Total loans	297,872	296,933
Allowance for loan losses	(3,853)	(3,861)
Loans, net	294,019	293,072
Premises and equipment, net	5,436	5,678
Accrued interest receivable	1,186	1,302
Bank-owned life insurance	8,031	9,145
Other real estate owned and other repossessed assets	34	193
Other assets	1,742	1,219

Total assets	$342,014	$341,090

LIABILITIES
Deposits
Noninterest-bearing demand	$51,356	$55,574
Interest-bearing demand	114,970	118,919
Savings and time deposits less than $250,000	123,725	114,203
Savings and time deposits $250,000 and greater	10,885	7,930
Total deposits	300,936	296,626
FHLB advances	1,514	6,574
Accrued interest payable	84	45
Other liabilities	1,264	1,709
Total liabilities	303,798	304,954

SHAREHOLDERS’ EQUITY
Common stock, no par value; 4,000,000 shares authorized, 1,209,788 shares issued and 1,198,063 outstanding in 2016 1,209,788 shares issued and 1,186,018 outstanding in 2015	12,981	12,815
Retained earnings	27,004	25,349
Unearned compensation	(191)	(268)
Deferred compensation plan shares; at cost, 66,584 shares in 2016 and 62,067 shares in 2015	(1,345)	(1,206)
Treasury stock; 11,978 shares in 2016 and 23,770 shares in 2015	(362)	(711)
Accumulated other comprehensive income	129	157
Total shareholders’ equity	38,216	36,136

Total liabilities and shareholders’ equity	$342,014	$341,090

See notes to the consolidated financial statements.

3.

COMMERCIAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Dollar amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Interest income
Interest and fees on loans	$3,667	$3,570	$7,282	$6,973
Interest on investment securities:
Taxable	43	48	86	96
Tax exempt	48	70	97	136
Federal funds sold	25	16	38	31
Total interest income	3,783	3,704	7,503	7,236
Interest expense
Interest on deposits	219	210	422	427
Interest on borrowings	8	9	21	18
Total interest expense	227	219	443	445

Net interest income	3,556	3,485	7,060	6,791
Provision for (recovery of) loan losses	(5)	57	17	53
Net interest income after provision for (recovery of) loan losses	3,561	3,428	7,043	6,738

Noninterest income
Service fees and overdraft charges	358	349	701	682
Income from death benefit recognized on bank-owned life insurance	0	0	677	0
Loss on security sales, net	0	0	(8)	0
Loss on repossessed asset sales, net	(19)	(32)	(32)	(32)
Other income	181	146	313	322
Total noninterest income	520	463	1,651	972

Noninterest expense
Salaries and employee benefits	1,572	1,483	3,073	2,936
Premises and equipment	271	274	539	597
Other real estate owned and miscellaneous loan expense	40	219	95	413
Professional fees	113	97	214	206
Data processing	41	47	76	98
Software maintenance	114	118	225	228
Advertising and promotional	57	62	131	131
FDIC deposit insurance	30	60	74	120
Franchise tax	63	60	136	124
Other operating expense	313	297	644	556
Total noninterest expense	2,614	2,717	5,207	5,409

Income before income taxes	1,467	1,174	3,487	2,301
Income tax expense	469	353	893	707

Net income	$998	$821	$2,594	$1,594

Basic earnings per common share	$0.84	$0.68	$2.19	$1.33
Diluted earnings per common share	$0.83	$0.67	$2.15	$1.31

See notes to the consolidated financial statements.

4.

COMMERCIAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(Dollar amounts in thousands)

	Three Months Ended
	June 30,
	2016	2015

Net Income	$998	$821

Unrealized holding loss on securities:
Net securities loss during the period	(21)	(91)
Tax effect	(7)	(31)
Other comprehensive loss, net of tax	(14)	(60)
Comprehensive income, net of tax	$984	$761

	Six Months Ended
	June 30,
	2016	2015

Net Income	$2,594	$1,594

Unrealized holding loss on available for sale securities	(51)	(90)
Less reclassification adjustment for losses later recognized in income	8	0
Net securities loss during the period	(43)	(90)
Tax effect	(15)	(30)
Other comprehensive loss, net of tax	(28)	(60)
Comprehensive income, net of tax	$2,566	$1,534

See notes to the consolidated financial statements.

5.

COMMERCIAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
(Unaudited)

(Dollar amounts in thousands, except per share data)

	Six Months Ended
	June 30,
	2016	2015

Balance at beginning of period	$36,136	$34,226

Net income	2,594	1,594
Other comprehensive loss	(28)	(60)

Stock-based compensation expense	105	67

Issuance of common stock for deferred compensation plan	0	97

Issuance of treasury stock for deferred compensation plan	68	0

Purchase of treasury stock	(454)	0

Issuance of common stock under stock option plan	0	27

Issuance of treasury stock under stock option plan	395	0

Cash dividends ($0.50 per share in 2016 and $0.38 per share in 2015)	(600)	(455)

Balance at end of period	$38,216	$35,496

See notes to the consolidated financial statements.

6.

COMMERCIAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
	($ in thousands)
Cash flows from operating activities
Net income	$2,594	$1,594
Adjustments	795	19
Net cash from operating activities	3,389	1,613

Cash flows from investing activities
Securities available for sale:
Purchases	0	(1,040)
Maturities, calls and repayments	221	237
Proceeds from sales	8	0
Securities held to maturity:
Purchases	0	(740)
Net change in loans	(962)	1,099
Proceeds from sale of OREO and other repossessed assets	123	1,214
Proceeds from the disposition of premises and equipment	0	1,237
Bank premises and equipment expenditures	(55)	(41)
Net cash provided by (used in) investing activities	(665)	1,966

Cash flows from financing activities
Net change in deposits	4,310	(11,074)
FHLB advances	7,000	0
Repayment of FHLB advances	(12,060)	(59)
Cash dividends paid	(600)	(455)
Purchase of treasury stock	(454)	0
Issuance of treasury stock under stock option plan	395	0
Issuance of treasury stock for deferred compensation plan	68	0
Issuance of common stock under stock option plan	0	27
Issuance of common stock for deferred compensation plan	0	97
Net cash (used in) financing activities	(1,341)	(11,464)

Net change in cash equivalents and federal funds sold	1,383	(7,885)

Cash equivalents and federal funds sold at beginning of period	18,895	27,151

Cash equivalents and federal funds sold at end of period	$20,278	$19,266

Supplemental disclosures
Cash paid for interest	$404	$428
Cash paid for income taxes	1,086	570
Non-cash transfer of loans to foreclosed/repossessed assets	38	207

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

The condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the Corporation’s financial position at June 30, 2016, and the results of operations and changes in cash flows for the periods presented have been made.

Certain information and footnote disclosures typically included in financial statements prepared in accordance with U.S. generally accepted principles have been omitted. The Annual Report for the year ended December 31, 2015, contains consolidated financial statements and related footnote disclosures, which should be read in conjunction with the accompanying consolidated financial statements. The results of operations for the period ended June 30, 2016 are not necessarily indicative of the operating results for the full year or any future interim period.

Recent Accounting Pronouncements: In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. In issuing the standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU No. 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Corporation is currently evaluating the provisions of ASU No. 2016-13 to determine the potential impact the new standard will have on the Consolidated Financial Statements.

NOTE 2 EARNINGS PER SHARE

Weighted average shares used in determining basic and diluted earnings per share for the three months ended June 30, 2016 and 2015.

	2016	2015

Weighted average shares outstanding during the period	1,188,232	1,198,667
Dilutive effect of stock options	17,916	21,546
Weighted average shares considering dilutive effect	1,206,148	1,220,213

Anti-dilutive stock options not considered in computing diluted earnings per share	0	0

Weighted average shares used in determining basic and diluted earnings per share for the six months ended June 30, 2016 and 2015.

	2016	2015

Weighted average shares outstanding during the period	1,186,509	1,197,501
Dilutive effect of stock options	17,137	22,530
Weighted average shares considering dilutive effect	1,203,646	1,220,031

Anti-dilutive stock options not considered in computing diluted earnings per share	0	0

8.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 INVESTMENT SECURITIES

The amortized cost and estimated fair value (in thousands) of investment securities at the dates indicated are presented in the following table.

Securities available for sale		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2016	Cost	Gains	Losses	Value

U.S. government Agency securities	$2,507	$1	$0	$2,508
State and political subdivisions	4,102	82	0	4,184
Mortgage-backed securities	1,622	112	0	1,734
Total securities available for sale	$8,231	$195	$0	$8,426

December 31, 2015

U.S. government Agency securities	$2,519	$1	$(2)	$2,518
State and political subdivisions	4,114	118	0	4,232
Mortgage-backed securities	1,840	121	0	1,961
Total securities available for sale	$8,473	$240	$(2)	$8,711

Securities held to maturity		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2016	Cost	Gains	Losses	Value

State and political subdivisions	$666	$0	$0	$666

December 31, 2015

State and political subdivisions	$666	$0	$0	$666

The estimated fair values of investment securities at June 30, 2016, by contractual maturity are shown below. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Available for sale		Held to maturity		Total
		Estimated		Estimated		Estimated
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(Dollar amount in thousands)	Cost	Value	Cost	Value	Cost	Value
Due less than one year	$1,441	$1,476	$0	$0	$1,442	$1,476
Due after one year through five years	4,333	4,364	0	0	4,333	4,364
Due after five years through ten years	835	852	666	666	1,501	1,518
Due after ten years	0	0	0	0	0	0
Mortgage-backed securities	1,622	1,734	0	0	1,622	1,734
Total investment securities	$8,231	$8,426	$666	$666	$8,898	$9,092

At June 30, 2016 and December 31, 2015, securities with a carrying value of $7,734,000 and $7,999,000, respectively, were pledged to secure public deposits and other deposits and liabilities as required or permitted by law.

9.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Gross unrealized losses on securities and the estimated fair value of the related securities aggregated by security category and length of time the individual securities have been in continuous loss positions at June 30, 2016 and December 31, 2015.

The Corporation did not have any securities in a loss position at June 30, 2016.

	Less Than Twelve Months		More Than Twelve Months

	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
December 31, 2015	Losses	Value	Losses	Value

U.S. government Agency securities	$(2)	$517	$0	$0
State and political subdivisions	0	0	0	0
Mortgage-backed securities	0	0	0	0
Total securities available for sale	$(2)	$517	$0	$0

At December 31, 2015, the Corporation held one security with an estimated fair value of $517,000 and an unrealized loss of $2,000 in a continuous loss position for less than twelve months. There were no securities in a continuous unrealized loss position for more than twelve months.

The unrealized loss that existed at December 31, 2015 was primarily due to the changes in market interest rates subsequent to purchase. The Corporation does not consider these investments to be other than temporarily impaired since the decline in market value is primarily attributable to changes in interest rates and not credit quality. In addition, the Corporation does not intend to sell and does not believe that it is more likely than not that the Corporation will be required to sell the security until there is a full recovery of the unrealized loss, which may be at maturity.

NOTE 4 ALLOWANCE FOR LOAN LOSSES

The following tables provide information on the activity in the allowance for loan losses by portfolio segment for the periods indicated.

	Commercial	Real Estate	Consumer	Total
	(Dollar amounts in thousands)
For the Three Months Ended June 30, 2016
Beginning balance – April 1, 2016	$3,129	$306	$427	$3,862
Charge-offs	(4)	0	(9)	(13)
Recoveries	5	1	3	9
Net	1	1	(6)	(4)
Provision (recovery of)	(22)	0	17	(5)
Ending Balance – June 30, 2016	$3,108	$307	$438	$3,853

	Commercial	Real Estate	Consumer	Total
	(Dollar amounts in thousands)
For the Three Months Ended June 30, 2015
Beginning balance – April 1, 2015	$3,340	$266	$499	$4,105
Charge-offs	(20)	0	(83)	(103)
Recoveries	24	0	13	37
Net	4	0	(70)	(66)
Provision	43	14	0	57
Ending Balance – June 30, 2015	$3,387	$280	$429	$4,096

10.

COMMERCIAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Commercial	Real Estate	Consumer	Total
	(Dollar amounts in thousands)
For the Six Months Ended June 30, 2016
Beginning balance – January 1, 2016	$3,122	$299	$440	$3,861
Charge-offs	(22)	0	(27)	(49)
Recoveries	15	2	7	24
Net	(7)	2	(20)	(25)
Provision (recovery of)	(7)	6	18	17
Ending Balance – June 30, 2016	$3,108	$307	$438	$3,853

	Commercial	Real Estate	Consumer	Total
	(Dollar amounts in thousands)
For the Six Months Ended June 30, 2015
Beginning balance – January 1, 2015	$3,340	$277	$509	$4,126
Charge-offs	(20)	(13)	(99)	(132)
Recoveries	30	0	19	49
Net 10	(13)	(80)	(83)
Provision	37	16	0	53
Ending Balance – June 30, 2015	$3,387	$280	$429	$4,096

The following table presents the allocation of the allowance for loan losses and the recorded investment in loans (in thousands) by portfolio segment at June 30, 2016 and December 31, 2015.

	Collectively Evaluated		Individually Evaluated		Total
	Allowance	Recorded	Allowance	Recorded	Allowance	Recorded
	for Loan	Investment	for Loan	Investment	for Loan	Investment
	Losses	in Loans	Losses	in Loans	Losses	in Loans
June 30, 2016
Commercial	$3,041	$237,943	$67	$4,818	$3,107	$242,761
Real estate	307	25,033	0	0	308	25,033
Consumer	438	30,078	0	0	438	30,078
Total	$3,786	$293,054	$67	$4,818	$3,853	$297,872

December 31, 2015
Commercial	$3,046	$238,044	$76	$4,872	$3,122	$242,916
Real estate	299	23,944	0	0	299	23,944
Consumer	440	30,073	0	0	440	30,073
Total	$3,785	$292,061	$76	$4,872	$3,861	$296,933

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

11.

COMMERCIAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Following is a description of the general characteristics of risk grades 6 through 9:

6 – Special Mention	Special mention credits have a level of potential weakness such that they warrant management’s closer attention than those on watch. These credits, opposed to watch credits, require correction or additional financial information for further analysis and verification of repayment capacity. If left uncorrected, these weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special mention assets are not considered adversely classified assets. Such credits, do however, warrant consideration of additional reserve.

7 – Substandard	Substandard loans are inadequately protected by the current sound worth and paying capacity of the borrower or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. Substandard loans are characterized by the distinct possibility that the Corporation will sustain loss if the deficiencies are not corrected.

8 – Doubtful	Loans classified doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.

9 – Loss	Loans are considered uncollectible and of such little value that continuing to carry them as assets on the institution’s financial statements is not feasible. Accordingly, the Bank does not carry loans classified as loss on the books, instead these loans are charged off.

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

The following tables present the risk category of loans by class of loans based on the most recent analysis performed at June 30, 2016 and December 31, 2015.

Commercial Credit Exposure (Dollar amounts in thousands)

Credit risk profile by credit worthiness category

					Commercial		Commercial
	Commercial		Commercial		Real Estate		Real Estate		Total
Credit	Operating		Agricultural		1-4 Family		Other		Commercial
Grade	06/30/16	12/31/15	06/30/16	12/31/15	06/30/16	12/31/15	06/30/16	12/31/15	06/30/16	12/31/15
Pass	$30,279	$33,221	$42,529	$43,461	$48,083	$46,453	$117,836	$115,517	$238,727	$238,652
6	0	0	0	0	0	0	0	0	0	0
7	116	662	822	898	33	124	3,063	2,580	4,034	4,264
8	0	0	0	0	0	0	0	0	0	0
Total	$30,395	$33,883	$43,351	$44,359	$48,116	$46,577	$120,899	$118,097	$242,761	$242,916

12.

COMMERCIAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Real Estate Credit Exposure (dollar amounts in thousands)

Credit risk by credit worthiness category

	Real Estate		Real Estate		Total
Credit	Construction		Other		Real Estate
Grade	06/30/16	12/31/15	06/30/16	12/31/15	06/30/16	12/31/15
Pass	$6,354	$5,583	$18,679	$18,345	$25,033	$23,928
6	0	0	0	0	0	0
7	0	0	0	16	0	16
8	0	0	0	0	0	0
Total	$6,354	$5,583	$18,679	$18,361	$25,033	$23,944

Consumer Credit Exposure (dollar amounts in thousands)

Credit risk by credit worthiness category

	Consumer		Consumer		Consumer		Total
Credit	Equity		Auto		Other		Consumer
Grade	06/30/16	12/31/15	06/30/16	12/31/15	06/30/16	12/31/15	06/30/16	12/31/15
Pass	$17,893	$17,956	$4,506	$4,637	$7,650	$7,361	$30,049	$29,954
6	0	0	0	0	0	0	0	0
7	5	94	0	4	24	21	29	119
8	0	0	0	0	0	0	0	0
Total	$17,898	$18,050	$4,506	$4,641	$7,674	$7,382	$30,078	$30,073

NOTE 6 SUMMARY OF IMPAIRED LOANS

Loans evaluated for impairment include loans classified as troubled debt restructurings and non-performing multi-family, commercial and construction loans. The following tables set forth certain information regarding the Corporation’s impaired loans, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary at June 30, 2016 and December 31, 2015.

(Dollar amounts in thousands)		Unpaid
	Recorded	Principal	Related
June 30, 2016	Investment	Balance	Allowance
With no related allowance recorded:
Commercial operating	$119	$119	$0
Commercial real estate, other	3,011	3,386	0
Subtotal	$3,130	$3,505	$0

With an allowance recorded:
Commercial operating	115	115	2
Commercial real estate, 1-4 family	1,384	1,384	64
Commercial real estate, other	189	189	1
Subtotal	$1,688	$1,688	$67
Total	$4,818	$5,193	$67

13.

COMMERCIAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands)		Unpaid
	Recorded	Principal	Related
December 31, 2015	Investment	Balance	Allowance
With no related allowance recorded:
Commercial operating	$675	$932	$0
Commercial real estate, other	2,483	2,601	0
Subtotal	$3,158	$3,533	$0

With an allowance recorded:
Commercial operating	118	118	2
Commercial real estate, 1-4 family	1,402	1,402	73
Commercial real estate, other	194	194	1
Subtotal	$1,714	$1,714	$76
Total	$4,872	$5,247	$76

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

	No Related		With Related
	Allowance Recorded		Allowance Recorded		Total
	Average	Total Interest	Average	Total Interest	Average	Total Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
Three Months Ended
June 30, 2016

Commercial:
Operating	$123	$1	$115	$2	$238	$3
Real estate, 1-4 family	0	0	1,387	17	1,387	17
Real estate, other	3,013	81	189	3	3,202	84
Total	$3,136	$82	$1,691	$22	$4,827	$104

Three Months Ended
June 30, 2015

Commercial:
Operating	$0	$0	$794	$2	$794	$2
Real estate, 1-4 family	0	0	1,583	17	1,583	17
Real estate, other	2,100	33	1,463	22	3,563	55
Total	$2,100	$33	$3,840	$41	$5,940	$74

14.

COMMERCIAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	No Related		With Related
	Allowance Recorded		Allowance Recorded		Total
	Average	Total Interest	Average	Total Interest	Average	Total Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
Six Months Ended
June 30, 2016

Commercial:
Operating	$127	$3	$116	$3	$243	$6
Real estate, 1-4 family	0	0	1,391	34	1,391	34
Real estate, other	3,013	111	191	6	3,204	117
Total	$3,139	$114	$1,698	$43	$4,838	$157

Six Months Ended
June 30, 2015

Commercial:
Operating	$0	$0	$795	$4	$795	$4
Real estate, 1-4 family	0	0	1,592	35	1,592	35
Real estate, other	2,094	54	1,466	44	3,560	98
Total	$2,094	$54	$3,853	$83	$5,947	$137

The categories of nonaccrual loans and impaired loans overlap, although they are not identical. The Corporation considerers all circumstances regarding the loan and borrower on an individual basis when determining whether an impaired loan should be placed on nonaccrual status, such as the financial strength of the borrower, the collateral value, reasons for delay, payment record, the amount past due and the number of days past due. At June 30, 2016, the Corporation had impaired loans totaling $4,818,000, down slightly from impaired loans of $4,872,000 at December 31, 2015. The specified reserve related to impaired loans totaled $67,000 at June 30, 2016, compared to $76,000 at December 31, 2015.

NOTE 7 TROUBLED DEBT RESTRUCTURINGS

Under U.S. generally accepted accounting principles (“GAAP”), the Corporation is required to account for certain loan modifications or restructurings as “troubled debt restructurings” or “troubled debt restructured loans.” In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Corporation for economic or legal reasons related to the borrower’s financial difficulties grants a concession to the borrower that the Corporation would not otherwise consider. Debt restructuring or loan modifications do not necessarily always constitute a troubled debt restructuring and troubled debt restructurings do not necessarily result in nonaccrual loans. Troubled debt restructured loans are classified as non-performing loans unless they have been performing in accordance with modified terms for a period of at least six months. The Corporation had troubled debt restructured loans at June 30, 2016 and December 31, 2015 totaling $4,330,000 and $4,349,000, respectively, of which $3,793,000 and $3,811,000, respectively, were on accruing status.

There have been no financing receivables modified as troubled debt restructurings during the three and six months ended June 30, 2016 and 2015. During the three and six months ended June 30, 2016 and 2015, respectively, there were no financing receivables previously modified as troubled debt restructurings which defaulted within twelve months of the modification.

There were no commitments to lend additional funds to borrowers that were classified as troubled debt restructurings as of June 30, 2016.

15.

COMMERCIAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 AGE ANALYSIS OF PAST DUE FINANCING RECEIVABLES

The following table presents the aging of the recorded investment in loans by past due category and class of loans at June 30, 2016 and December 31, 2015 (dollar amounts in thousands).

							Recorded
	30-59	60-89	> 90			Total	Investment
	Days	Days	Days	Total		Financing	> 90 Days
June 30, 2016	Past Due	Past Due	Past Due	Past Due	Current	Receivables	and Accruing
Commercial
Operating	$0	$0	$0	$0	$30,395	$30,395	$0
Agricultural	0	0	0	0	43,351	43,351	0
Real estate, 1-4 family	33	0	0	33	48,083	48,116	0
Real estate, other	0	0	563	563	120,336	120,899	0
Real estate
Construction	0	0	0	0	6,354	6,354	0
Other	0	0	0	0	18,679	18,679	0
Consumer
Equity	28	0	0	28	17,870	17,898	0
Auto	0	0	0	0	4,506	4,506	0
Other	11	4	0	15	7,659	7,674	0
Total	$72	$4	$563	$639	$297,233	$297,872	$0

							Recorded
	30-59	60-89	> 90			Total	Investment
	Days	Days	Days	Total		Financing	> 90 Days
December 31, 2015	Past Due	Past Due	Past Due	Past Due	Current	Receivables	and Accruing
Commercial
Operating	$0	$0	$538	$538	$33,345	$33,883	$0
Agricultural	21	0	0	21	44,338	44,359	0
Real estate, 1-4 family	0	0	19	19	46,558	46,577	0
Real estate, other	37	0	68	105	117,992	118,097	0
Real estate
Construction	0	0	0	0	5,583	5,583	0
Other	0	0	15	15	18,346	18,361	0
Consumer
Equity	35	12	0	47	18,003	18,050	0
Auto	0	0	0	0	4,641	4,641	0
Other	16	10	0	26	7,356	7,382	0
Total	$109	$22	$640	$771	$296,162	$296,933	$0

NOTE 9 FINANCING RECEIVABLES ON NONACCRUAL STATUS

The following table summarizes loans (in thousands) on nonaccrual status at the dates indicated.

	June 30, 2016	December 31, 2015
Commercial operating	$0	$538
Commercial real estate, 1-4 family	0	19
Commercial real estate, other	590	97

Real estate, other	0	15

Consumer, equity	27	42
Consumer, other	15	10
Total	$632	$721

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

17.

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

1	Cash flows are generated with the deal files to determine principal and interest payments along with an average life.

2	Spreads/yields are determined for non-volatile fixed and floating-rate issues:

•	For agency/GSE CMOs, the model takes the average life for each tranche and matches it to the yield of the nearest point on either the swap curve or the “I” Treasury curve. It then uses that benchmark yield as the base yield.

•	Floating-rate issues are evaluated by a discount margin (“DM”) calculation. The DM measures the difference between the yield of the issue (at an assumed speed and current index) and the current value of the index over which the security resets.

3	Spreads are based on tranche characteristics such as average life, tranche type, tranche volatility, underlying collateral and the performance of the collateral and prevailing market conditions. Floating rate issues take life caps into account.

4	The appropriate tranche spread or DM is applied to the corresponding benchmark. This value is then used to discount the cash flows to generate an evaluated price.

18.

COMMERCIAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information about the Corporation’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015, and the valuation techniques used by the Corporation to determine those fair values.

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
(In thousands)	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
June 30, 2016	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
U.S. government Agency securities	$0	$2,508	$0	$2,508
State and political subdivisions, AFS	0	4,184	0	4,184
State and political subdivisions, HTM	0	0	666	666
Mortgage-backed securities	0	1,734	0	1,734
Total Assets	$0	$8,426	$666	$9,092
Liabilities	$0	$0	$0	$0

	Quoted Prices in	Significant
	Active Markets	Other	Significant
(In thousands)	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
December 31, 2015	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
U.S. government Agency securities	$0	$2,518	$0	$2,518
State and political subdivisions, AFS	0	4,232	0	4,232
State and political subdivisions, HTM	0	0	666	666
Mortgage-backed securities	0	1,961	0	1,961
Total Assets	$0	$8,711	$666	$9,377
Liabilities	$0	$0	$0	$0

Securities characterized as having Level 2 inputs generally consist of obligations of U.S. government and federal agencies, government-sponsored organizations and obligations of state and political subdivisions. There were no transfers in or out of Levels 1, 2 and 3 for the six months ended June 30, 2016.

The Corporation also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis. These assets consist primarily of impaired loans and other real estate owned (“OREO”).

19.

COMMERCIAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a non-recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2016 and December 31, 2015.

		Fair Value Measurements Using
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
(In thousands)		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2016
Impaired loans	$4,751	$0	$0	$4,751
Real estate acquired through foreclosure and other repossessed assets	34	0	0	34

December 31, 2015
Impaired loans	$4,796	$0	$0	$4,796
Real estate acquired through foreclosure and other repossessed assets	193	0	0	193

The fair value of impaired loans were primarily measured based on the value of the collateral securing these loans. Impaired loans are classified within Level 3 of the fair value hierarchy. Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable. The Corporation determines the value of the collateral based on independent appraisals performed by qualified licensed appraisers. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Appraised values are discounted for costs to sell and may be further discounted based on management’s historical knowledge, changes in market conditions from the date of the most recent appraisal and/or management’s expertise and knowledge of the customer and the customer’s business. Such discounts by management are subjective and are typically significant unobservable inputs for determining fair value. Impaired loans are subject to nonrecurring fair value adjustments to reflect (1) partial write-downs that are based on the observable market price or current appraised value of the collateral, or (2) the full charge-off of the loan carrying value. Included in the impaired balance at June 30, 2016 were troubled debt restructured loans totaling $4,330,000, with specified reserves of $67,000.

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

20.

COMMERCIAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the fair value measurements of financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2016 and December 31, 2015.

			Quoted Prices	Significant
			In Active	Other	Significant
(In thousands)			Markets for	Observable	Unobservable
	Carrying	Estimated	Identical Assets	Inputs	Inputs
June 30, 2016	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)

Financial Assets:
Cash equivalents and federal funds sold	$20,278	$20,278	$20,278	$0	$0
Securities available for sale	8,426	8,426	0	8,426	0
Securities held to maturity	666	666	0	0	666
Other investment securities	2,196	2,196	0	0	2,196
Loans, net of allowance for loan loss	294,019	309,930	0	0	309,930
Accrued interest receivable	1,186	1,186	0	0	1,186

Financial Liabilities:
Noninterest bearing deposits	$(51,356)	$(51,356)	$(51,356)	$0	$0
Interest bearing deposits	(145,438)	(145,438)	0	(145,438)	0
Time deposits	(104,142)	(103,884)	0	(103,884)	0
FHLB advances	(1,514)	(1,364)	0	(1,364)	0
Accrued interest payable	(84)	(84)	0	0	(84)

			Quoted Prices	Significant
			In Active	Other	Significant
(In thousands)			Markets for	Observable	Unobservable
	Carrying	Estimated	Identical Assets	Inputs	Inputs
December 31, 2015	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)

Financial Assets:
Cash equivalents and federal funds sold	$18,895	$18,895	$18,895	$0	$0
Securities available for sale	8,711	8,711	0	8,711	0
Securities held to maturity	666	666	0	0	666
Other investment securities	2,209	2,209	0	0	2,209
Loans, net of allowance for loan loss	293,072	306,704	0	0	306,704
Accrued interest receivable	1,302	1,302	0	0	1,302

Financial Liabilities:
Noninterest bearing deposits	$(55,574)	$(55,574)	$(55,574)	$0	$0
Interest bearing deposits	(147,994)	(147,994)	0	(147,994)	0
Time deposits	(93,058)	(92,370)	0	(92,370)	0
FHLB advances	(6,574)	(5,893)	0	(5,893)	0
Accrued interest payable	(45)	(45)	0	0	(45)

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

In April 2015, the Corporation purchased a state and political subdivision bond which was determined to be a Level 3 asset. Changes in Level 3 assets measured at fair value on a recurring basis for the six months ended June 30, 2016 are as follows:

State and Political
Subdivision Bonds
(In thousands)
June 30, 2016
Beginning balance – January 1, 2016	$666,000
Purchases	0
Principal payments	0
Ending balance – June 30, 2016	$666,000

The fair value of the municipal bond at June 30, 2016 was determined primarily based on Level 3 inputs. The Corporation estimates the fair value of this investment based on the par value of the security.

Both observable and unobservable inputs may be used to determine the fair value positions classified as Level 3 assets and liabilities.

There were no unrealized gains or losses for the Level 3 assets held by the Corporation at June 30, 2016, as the book value of the asset approximates fair value.

22.

COMMERCIAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 STOCK-BASED COMPENSATION

The Corporation has two share-based compensation plans in existence; the 1997 Stock Option Plan (expired but having outstanding options that may still be executed) and the 2009 Incentive Stock Option Plan, which is described below.

The Corporation’s 2009 Incentive Stock Option Plan, which was shareholder approved, permitted the grant of stock options to its selected key employees. No more than 150,000 shares of the Corporation’s common stock may be issued under the plan. The shares that may be issued may be authorized but unissued shares or treasury shares. The plan permits the grant of incentive awards in the form of stock options, restricted shares and certain other stock-based awards on a periodic basis at the discretion of the board. At June 30, 2016, the remaining shares available for issuance under the plan totaled 28,850.

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

The Corporation did not grant any stock options during the first six months of 2016. The fair value of options granted in 2015 was determined using the following weighted-average assumptions as of the date of grant.

2015
Dividend yield	3.16%
Risk-free interest rate	1.94%
Expected volatility	22.29%
Weighted average expected life	8 years
Weighted average per share fair value of options	$4.47

Intrinsic value represents the amount by which the fair market value of the Corporation’s stock, $34.00 at June 30, 2016, exceeds the exercise price of the stock options. At June 30, 2016, the aggregate intrinsic value of stock options outstanding and exercisable was $730,000 and $497,000, respectively, compared to an aggregate intrinsic value of $871,000 and $736,000 at December 31, 2015.

The following table summarizes stock option activity for the six months ended June 30, 2016.

		Weighted
	Number	Average
	Of	Exercise
Stock Options	Options	Price

Outstanding options at January 1, 2016	83,550	$20.18
Granted	0	0.00
Exercised	(24,150)	16.43
Forfeited	0	0.00
Expired	0	0.00
Outstanding options at June 30, 2016	59,400	$21.71

Exercisable at June 30, 2016	30,349	$17.64

23.

COMMERCIAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of options granted is amortized as compensation expense, recognized on a straight-line basis over the vesting period of the respective stock option grant. Compensation expense related to employees is included in personnel expense while compensation expense related to directors is included in other operating expense. The Corporation recognized compensation expense of $14,000 and $28,000 for the three and six months ended June 30, 2016, respectively, related to the awards of nonrestricted stock options, compared to $10,000 and $19,000 for the three and six months ended June 30, 2015. At June 30, 2016, the Corporation had $74,000 of unrecognized compensation expense related to nonrestricted stock options. This remaining cost is expected to be recognized over a weighted average vesting period of approximately 22.0 months.

The following is a summary of outstanding and exercisable stock options at June 30, 2016.

	Number	Weighted Average	Number
	Of Shares	Remaining	Of Shares
Exercise Price	Outstanding	Contractual Life	Exercisable
$12.30	4,900	3.12 years	4,900
$13.25	3,900	4.12 years	3,900
$17.40	5,800	5.12 years	5,800
$19.28	9,950	6.03 years	9,950
$21.35	6,950	7.11 years	3,632
$24.47	9,500	8.13 years	2,167
$27.40	18,400	9.13 years	0
Total	59,400	7.00 years	30,349

The following table summarizes information about the Corporation’s nonvested stock option activity for the six months ended June 30, 2016.

	Number	Weighted
	Of	Average
Nonvested Options	Options	Price
Nonvested options at January 1, 2016	29,051	$25.97
Granted	0	0.00
Vested	0	0.00
Forfeited	0	0.00
Nonvested options at June 30, 2016	29,051	$25.97

The fair value of restricted stock is equal to the fair market value of the Corporation’s common stock on the date of grant. Restricted stock awards are recorded as unearned compensation, a component of shareholders’ equity, and amortized to compensation expense over the vesting period. The Corporation recognized compensation expense of $39,000 and $77,000 for the three and six months ended June 30, 2016, respectively, related to restricted stock grants compared to $24,000 and $48,000 for the same periods in 2015. At June 30, 2016, the Corporation had approximately $191,000 of unrecognized compensation expense related to restricted stock awards. This remaining cost is expected to be recognized over a weighted average vesting period of approximately 22.3 months.

The following table summarizes restricted stock activity for the six months ended June 30, 2016.

		Weighted
	Nonvested	Average
	Number of	Grant Date
Restricted Stock	Shares	Fair Value
Nonvested balance at January 1, 2016	18,700	$24.60
Granted	0	0.00
Vested	0	0.00
Forfeited/expired	0	0.00
Nonvested balance at June 30, 2016	18,700	$24.60

24.

COMMERCIAL BANCSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following review presents management’s discussion and analysis of the consolidated financial condition of Commercial Bancshares, Inc. and its wholly owned subsidiaries, Commercial Savings Bank and Commercial Financial and Insurance Agency, LTD at June 30, 2016, compared to December 31, 2015, and the consolidated results of operations for the three and six-month periods ended June 30, 2016 compared to the same periods in 2015. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements and related footnotes.

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

The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates on matters that are inherently uncertain. Management has identified the determination of the allowance for loan losses and fair value measurements to be the accounting areas that require the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

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

The Corporation deems loans impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement. Collection of all amounts due according to the contractual term means that both the principal and interest payments of a loan will be collected as scheduled in the loan agreement. An impairment allowance is recognized if the fair value of the loan is less than the recorded investment in the loan. The impairment is recognized through the allowance. Loans that are impaired are recorded at the present value of expected future cash flows discounted at the loan’s effective interest rate, or if the loan is collateral dependent, impairment measurement is based on the fair value of the collateral, less estimated disposal costs.

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

Net income for the six months ended June 30, 2016 increased $1,000,000 or 62.7% to $2,594,000, compared to $1,594,000 for the six months ended June 30, 2015. Net income per diluted common share increased $0.84 or 64.1% to $2.15 for the six months ended June 30, 2016, compared to $1.31 per diluted common share for the same period in 2015. The increase in net income was primarily attributable to the recognition of $677,000 of other income as a result of bank-owned life insurance proceeds received during the first quarter of 2016.

The Corporation’s return on average equity and return on average assets for the six months ended June 30, 2016 was 13.99% and 1.53%, respectively, compared to 9.15% and 0.96% for the same period in 2015. The Corporation’s efficiency ratio, on a fully taxable equivalent basis was 59.38% for the six months ended June 30, 2016, compared to 69.21% for the same period in 2015.

27.

COMMERCIAL BANCSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Assets totaled $342,014,000 at June 30, 2016, compared to $341,090,000 at December 31, 2015, reflecting an increase of $924,000 or 0.3%, primarily reflecting modest increases in federal funds sold and net loans, partially offset by a decrease in other assets. Liabilities totaling $303,798,000 at June 30, 2016, decreased $1,156,000 or 0.4%, largely reflecting the repayment of FHLB advances, offset by an increase in deposit balances. Shareholders’ equity increased $2,080,000 or 5.8% to $38,216,000 at June 30, 2016 from $36,136,000 at December 31, 2015.

Cash equivalents and federal funds sold include working cash funds, due from banks, interest-bearing deposits in other financial institutions, items in process of collection and federal funds sold. The Bank is required to maintain average reserve balances with the Federal Reserve Bank based on average daily deposit balances and statutory reserve ratios prescribed by the type of deposit account. The average balance held in reserve for the six months ended June 30, 2016 was $3,971,000, compared to $4,201,000 for the same period in 2015. At June 30, 2016, cash equivalents and federal funds sold totaled $20,278,000, an increase of $1,383,000 or 7.3% from $18,895,000 at December 31, 2015.

The investment securities portfolio is comprised primarily of residential mortgage-backed securities, tax-exempt securities of state and political subdivisions, (available for sale as well as held to maturity), debt securities issued by U.S. government-sponsored agencies and other equity securities. Investment securities decreased 2.6% or $298,000 to $11,288,000 at June 30, 2016 from $11,586,000 at December 31, 2015. The decline in investment securities was predominantly due to principal pay downs and prepayments of mortgage-backed securities. Available for sale investment securities are reported at fair value with unrealized holding gains and losses, based on the difference between amortized cost and fair value, reported net of deferred tax, as accumulated other comprehensive income (loss), a separate component of shareholders’ equity. Declines in the fair value of individual securities below their cost that are other-than-temporary, result in write downs of the individual securities to their fair values. Securities that are held as available for sale are used as part of the Corporation’s asset/liability management strategy. Securities that may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital and other similar factors are classified as available for sale. Securities that management has the positive intent and ability to hold until maturity are classified as held to maturity. Held to maturity investment securities are carried at amortized cost.

At June 30, 2016, the Corporation’s investment portfolio consisted primarily of obligations of state and political subdivisions, mortgage-backed securities and U.S. government agency securities. To reduce the Corporation’s income tax burden, $4,850,000 or 43.0% of the Corporation’s investment portfolio as of June 30, 2016, was invested in tax exempt obligations of state and political subdivisions, compared to $4,898,000 or 42.3% of the Corporation’s investment portfolio at December 31, 2015.

Loans are reported at their outstanding principal balances less unearned income, the allowance for loan losses and any deferred fees or costs on originated loans. Interest income from loans is accrued based on the principal balance outstanding. Loan origination fees, net of certain loan origination costs, are deferred and recognized as an adjustment to the related loan yield. Loans make up the largest component of total assets. At June 30, 2016, net loans of $294,019,000, representing 86.0% of total assets, increased $947,000 or 0.3% from net loans of $293,072,000 at December 31, 2015. The increase in net loans between periods was largely due to an increase in the consumer real estate loan portfolio of $1,089,000, offset by slight declines in commercial and consumer loan balances.

28.

COMMERCIAL BANCSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Corporation’s loan portfolio represents its largest and highest yielding assets. The fundamental lending business of the Corporation is based on understanding, measuring and controlling the credit risk inherent in the loan portfolio. The Corporation’s loan portfolio is subject to varying degrees of credit risk. Credit risk entails both general risks, which are inherent in the process of lending, and risk specific to individual borrowers. The Corporation’s credit risk is mitigated through portfolio diversification, which limits exposure to any single customer, industry or collateral type. Typically, each consumer and residential lending product has a generally predictable level of credit losses based on historical loss experience. Home mortgage and home equity loans and lines generally have the lowest credit loss experience, while loans secured by personal property, such as auto loans, are generally expected to experience more elevated credit losses. Credit risk in commercial lending can vary significantly, as losses as a percentage of outstanding loans can shift widely during economic cycles and are particularly sensitive to changing economic conditions. Generally, improving economic conditions result in improved operating results on the part of commercial customers, enhancing their ability to meet their particular debt service requirements. Improvements, if any, in operating cash flows can be offset by the impact of rising interest rates that may occur during improved economic times. Declining economic conditions generally have an adverse effect on the operating results of commercial customers, reducing their ability to meet debt service obligations. The Corporation believes the general economic outlook remains stable without any clear or substantive trends in employment rates, real estate values or overall consumer or commercial confidence, spending or investment.

To control and manage credit risk, management has a credit process in place to ensure credit standards are maintained along with strong oversight and review procedures. The primary purpose of loan underwriting is the evaluation of specific lending risks and involves the analysis of the borrower’s ability to service the debt as well as the assessment of the value of the underlying collateral. Oversight and review procedures include the monitoring of portfolio credit quality, early identification of potential problem credits and the aggressive management of problem credits. In 2009, during the economic downturn, executive management implemented the following measures to proactively manage credit risk in the loan portfolios:

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

The Corporation’s methodology in determining the allowance for loan losses includes segmenting the loan portfolio into various components and applying various loss factors to estimate the amount of probable losses. The largest segment of the loan portfolio is comprised of credit-rated commercial loans, comprising 71% of total loans as of June 30, 2016. Credit-rated commercial loans include commercial and industrial loans along with loans to commercial borrowers that are secured by real estate (commercial property, multi-family residential property, 1-4 family residential property, and construction and land). For each loan within this segment, a credit rating is assigned based on a review of specific risk factors including (i) historical and projected financial results of the borrower, (ii) market conditions of the borrower’s industry that may affect the borrower’s future financial performance, (iii) business experience of the borrower’s management, (iv) nature of the underlying collateral, if any, and (v) borrower’s history of payment performance.

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

30.

COMMERCIAL BANCSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At June 30, 2016 and December 31, 2015, the general reserve represented 98% of the total allowance for loan losses while the specified reserve accounted for 2% of the total. The severity of estimated losses on impaired loans can differ substantially from actual losses. The general reserve is calculated in two parts based on an internal risk classification of loans within each portfolio segment. General reserves on loans considered to be “classified” under regulatory guidance are calculated separately from loans considered to be “pass” rated under the same guidance. This segregation allows management to monitor the reserves related to higher risk loans separate from the remainder of the portfolio in order to better manage risk and ensure the sufficiency of reserves.

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

At June 30, 2016 and December 31, 2015, the allowance for loan losses stood at $3,853,000 and $3,861,000, respectively, and the ratio of the allowance for loan losses to total loans was 1.29% and 1.30%, respectively. The annualized ratio of net charge-offs to average outstanding loans was 0.02% at June 30, 2016, compared to 0.16% at December 31, 2015. For the three months ended June 30, 2016, the Corporation recovered $5,000 to the allowance for loan losses following net charge-offs of $4,000, compared to a provision of $57,000 to the allowance for loan losses following net charge-offs of $66,000 for the same period in 2015. For the six months ended June 30, 2016, the Corporation provided $17,000 to the allowance for loan losses to maintain the balance at an adequate level following net charge-offs of $25,000. For the six months ended June 30, 2015, the Corporation provided $53,000 to the allowance for loan losses following net charge-offs of $83,000.

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

Loans are placed on nonaccrual status when management believes the collection of principal and interest is doubtful, or when loans are past due as to principal and interest 90 days or more, except in certain circumstances when interest accruals are continued on loans deemed by management to be fully collateralized and in the process of being collected. At June 30, 2016 and December 31, 2015 there were no 90 day delinquent loans that were on accrual status. In such cases, the loans are individually evaluated in order to determine whether to continue income recognition after 90 days beyond the due dates.

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

The allowance for loan losses, specifically related to impaired loans at June 30, 2016 and December 31, 2015 was $67,000 and $76,000, respectively, related to loans with principal balances of $1,688,000 and $1,714,000. Impaired loans with no related allowance recorded at June 30, 2016 totaled $3,130,000, compared to $3,158,000 at December 31, 2015. Total impaired loans at June 30, 2016 totaled $4,818,000, a decrease of $54,000 or 1.1%, from total impaired loans of $4,872,000 at December 31, 2015. The Corporation’s financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on the loan portfolio, unless a loan is placed on nonaccrual status. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected. For the three months ended June 30, 2016, the Corporation received interest payments of $104,000, related to impaired loans averaging $4,827,000, compared to interest payments of $74,000, related to impaired loans averaging $5,940,000 for the same period in 2015. For the six months ended June 30, 2016, the Corporation received interest payments of $157,000 related to impaired loans averaging $4,838,000, compared to interest payments of $137,000, related to impaired loans averaging $5,947,000 for the same period in 2015.

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

Troubled debt restructured loans totaled $4,330,000 at June 30, 2016 and represented five credit relationships in which economic concessions were granted to borrowers to better align the terms of their loans with their current ability to pay. Troubled debt restructured balances are down slightly from $4,349,000 at December 31, 2015, primarily reflecting monthly payments received on account. As of June 30, 2016, 88% of all restructured loans were performing in accordance with the terms of the restructure. The specified reserve required for these TDRs, whether collateral dependent or not, was $67,000, representing 2% of the total loan loss reserve and 100% of the total specified reserve. There are no commitments to lend additional amounts to borrowers with loans that are classified as troubled debt restructurings as of June 30, 2016.

Non-performing assets include nonaccrual loans as well as other real estate owned and other repossessed assets. Non-performing loans are comprised of loans on nonaccrual status along with loans that are contractually past due 90 days or more but have not been classified as nonaccrual. At June 30, 2016, the Corporation had non-performing loans totaling $632,000, representing 0.21% of gross loans, compared to non-performing loans of $721,000 or 0.24% of gross loans at December 31, 2015. Management evaluated non-performing loans at June 30, 2016 and believes they have charged off, written down or established adequate loss reserves on all identified problem loans.

Other assets, including premises and equipment, accrued interest receivable, bank-owned life insurance, OREO and other repossessed assets, and other assets decreased $1,108,000 or 6.3% to $16,429,000 at June 30, 2016 from $17,537,000 at December 31, 2015. The decrease in other assets was primarily due to a decrease of $1,114,000 or 12.2% in bank-owned life insurance due to the death of a former executive and proceeds received on the life insurance policy associated with the former executive. Premises and equipment decreased $242,000 or 4.3% to $5,436,000 at June 30, 2016 from $5,678,000 at December 31, 2015, largely reflecting depreciation expense, offset with capital purchases of $55,000.

Other real estate owned acquired through partial or total satisfaction of non-performing loans is included in other assets and recorded at fair value less anticipated selling costs based upon the property’s appraised value at the date of transfer, with any difference between the fair value of the property less costs to sell, and the carrying value of the loan charged to the reserve for loan losses. Subsequent write downs that may be required are expensed as incurred. Gains and losses realized from the sale of other real estate owned is included in noninterest income while valuation adjustments are included in noninterest expense. During the six months ended June 30, 2016, two properties with a total carrying value of $39,000 were transferred to OREO while three properties with a carrying value of $70,000 was sold at a net loss of $11,000. At June 30, 2016, the Corporation held two properties in OREO with a carrying value of $34,000, down from $70,000 at year-end 2015.

Other repossessed assets, resulting from loans where the Corporation has received title or physical possession of the borrower’s assets, is included in other assets and is recorded at fair value, less estimated selling costs. At the time of repossession, the recorded amount of the loan is written down to the fair value of the equipment or vehicle by a charge to the reserve for loan losses. Gains and losses realized from the sale of other repossessed assets is included in noninterest income while valuation adjustments are included in noninterest expense. During the six months ended June 30, 2016, additions to other repossessed assets totaled $2,000. During the same period, repossessed assets with a total carrying value of $86,000, sold for a net loss of $21,000 while another $39,000 in valuation adjustments were taken against income. Other repossessed inventory had a zero balance at June 30, 2016, compared to a balance of $123,000 at December 31, 2015.

33.

COMMERCIAL BANCSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Total deposits increased $4,310,000 or 1.5% to $300,936,000 at June 30, 2016 from $296,626,000 at December 31, 2015. The increase in deposits was primarily due to an increase of $9,522,000 or 8.3% in savings and time deposits less than $250,000 and an increase of $2,955,000 or 37.3% in savings and time deposits greater than $250,000. The increase in savings and time deposits was partially offset by decreases of $3,949,000 and $4,218,000 in interest and noninterest-bearing demand deposits, respectively.

The Bank offers a broad selection of deposit accounts, including noninterest-bearing demand deposits (such as checking accounts), interest-bearing checking accounts and money market accounts, savings accounts and certificates of deposits. Included in the certificates of deposit balances at June 30, 2016 was a total of $34,594,000 of reciprocal certificates of deposits offered under the Certificate Deposit Account Registry Service (“CDARS”), a program in which the Bank participates. Under the CDARS program, participating banks are able to match customer’s deposits that would otherwise exceed the limits for FDIC insurance with certificates of deposits offered at other participating banks and thereby provide FDIC insurance to these excess deposits.

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

The Corporation utilizes both short-term and long-term borrowings as an alternate funding source to deposits and can be used to fund the Corporation’s liquidity needs. Short-term borrowings, which include federal funds purchased, are borrowings from other banks that mature daily. FHLB advances are loans from Federal Home Loan Bank that can mature daily or have longer maturities for fixed or floating rates of interest. FHLB borrowings are generally used to provide additional funding for loan growth when it is in excess of deposit growth and to manage interest rate risk, but can also be used as an additional source of liquidity for the Corporation. Borrowed funds totaled $1,514,000 at June 30, 2016, a decrease of $5,060,000 or 77.0% from borrowed funds of $6,574,000 at December 31, 2015. The Corporation’s borrowing capacity at FHLB totaled $40,261,000 of which $30,748,000 was available at June 30, 2016. Management believes the Corporation has adequate liquidity to meet its commitments for the foreseeable future.

Shareholders’ equity increased $2,080,000 or 5.8% to $38,216,000 at June 30, 2016 from $36,136,000 at December 31, 2015. The increase in shareholders’ equity was primarily attributable to current earnings of $2,594,000 less $454,000 for the purchase of treasury stock, plus an adjustment of $568,000 relating to the deferred compensation plan, treasury stock and stock-based compensation expense activity. The Corporation declared cash dividends of $0.50 per share for the six months ended June 30, 2016, decreasing equity by $600,000. Included in shareholder’s equity is accumulated other comprehensive income which includes the net after-tax impact of unrealized gains or losses on investment securities classified as available for sale, which decreased $28,000 for the six months ended June 30, 2016. Such unrealized gains or losses are generally due to changes in interest rates and represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities.

For the six months ended June 30, 2016, the Corporation returned 23.13% of earnings through dividends of $600,000 at $0.50 per share compared to a return on earnings of 28.54% through dividends of $455,000 at $0.38 per share during the same period in 2015. Average shareholders’ equity to average assets was 10.97% for the six months ended June 30, 2016, compared to 10.45% for the six months ended June 30, 2015.

34.

COMMERCIAL BANCSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Corporation reported net income, after taxes of $998,000 for the three months ended June 30, 2016, an increase of $177,000 or 21.6% from net income, after taxes of $821,000 for the three months ended June 30, 2015. Basic and diluted net income per common share was $0.84 and $0.83, respectively, for the second quarter ended June 30, 2016, compared to basic and diluted net income per common share of $0.68 and $0.67, respectively, for the second quarter of 2015. The increase in net income was driven by an increase in net interest income after provision for loan losses of $133,000, an increase in noninterest income of $57,000 and a decrease in noninterest expense of $103,000, resulting in an increase in income tax expense of $116,000. Net income, after taxes for the six months ended June 30, 2016 was $2,594,000, an increase of $1,000,000 or 62.7% from net income of $1,594,000 for the six months ended June 30, 2015. Basic and diluted net income per common share was $2.19 and $2.15, respectively, compared to basic and diluted net income per common share of $1.33 and $1.31, respectively, for the same period in 2015. The increase in net income for the six months ended June 30, 2016 was primarily attributable to the recognition of $677,000 of other income as a result of bank-owned life insurance proceeds. Significant components of the Corporation’s results of operations are included below.

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

Net interest margin is significantly impacted by movements in interest rates and changes in the mix of earning assets and the liabilities that fund those assets. Net interest margin is calculated by expressing tax equivalent net interest income as a percentage of average interest-earning assets and represents the Corporation’s net yield on its earning assets. Net interest margin is an indicator of the Corporation’s effectiveness in generating income from its earning assets. Net interest margin is affected by the structure of the balance sheet as well as by competitive pressures, Federal Reserve regulatory and monetary policies and the economy. The Corporation’s net interest margin, on a fully taxable equivalent basis, was 4.46% for the three-month period ended June 30, 2016, compared to 4.51% for the same period in 2015. Interest rate spread, which is the average yield on interest-earning assets minus the average rate paid on interest-bearing liabilities, was 4.38% and 4.44% for the three months ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2016, the Corporation’s net interest margin and interest rate spread was 4.50% and 4.43%, respectively, compared to net interest margin and interest rate spread of 4.45% and 4.38%, respectively, for the same period in 2015.

Net interest income, on a fully taxable equivalent basis, for the three months ended June 30, 2016, was $3,581,000, an increase of $62,000 or 1.8%, compared to $3,519,000 for the same period in 2015. Net interest income, on a fully taxable equivalent basis, for the six months ended June 30, 2016 was $7,108,000, an increase of $245,000 or 3.6%, compared to $6,863,000 for the same period in 2015. The increase for both the three and six-month periods was largely attributable to growth in the loan portfolio compared to the same periods in 2015. The Corporation’s overall cost of funds in 2016 remained relatively constant at 0.36% and 0.35% for the three and six-month periods, respectively, compared to 0.35% and 0.36% for the same periods in 2015. The average yield on earning assets for the three and six months ended June 30, 2016 was 4.74% and 4.78%, respectively, compared to 4.79% and 4.74% for the same periods in 2015.

Interest and fee income, on a fully taxable equivalent basis totaled $3,808,000 for the three months ended June 30, 2016, an increase of $70,000 or 1.9% from $3,738,000 for same period in 2015. Average net loans, representing 90.30% and 87.07% of average earning assets at June 30, 2016 and 2015, respectively, increased $19,260,000 or 7.1%, while the average tax equivalent yield earned decreased 20 basis points. Average federal funds sold, representing 6.18% and 8.27% of average earning assets at June 30, 2016 and 2015, respectively, decreased $5,915,000 or 22.9%, while the average yield earned increased 25 basis points. Average investment securities, representing 3.52% and 4.66% of average earning assets at June 30, 2016 and 2015, respectively, decreased $3,206,000 or 22.0%, while the average tax equivalent yield earned decreased 16 basis points.

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

TABLE 1 YIELD ANALYSIS

For the three-month period ended June 30, 2016 and 2015.

(Dollar amounts in thousands)

	Three Months Ended June 30,
	2016			2015
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	balance	Expense	Rate	balance	Expense	Rate
Federal funds sold	$19,961	$25	0.50%	$25,876	$16	0.25%
Investment securities:
Taxable securities (1)	6,503	43	2.66	7,523	48	2.56
Tax exempt securities (1)	4,865	70	5.79	7,051	103	5.86
Loans (2) (3)	291,757	3,670	5.06	272,497	3,571	5.26
Earning assets	323,086	3,808	4.74%	312,947	3,738	4.79%
Other assets	21,501			23,544
Total assets	$344,587			$336,491

Interest-bearing demand deposits	$118,551	$24	0.08%	$117,962	$23	0.08%
Savings deposits	30,253	2	0.03	27,563	2	0.03
Time deposits	103,801	193	0.75	100,744	185	0.74
Borrowed funds	1,621	8	1.98	1,651	9	2.19
Interest-bearing liabilities	254,226	227	0.36%	247,920	219	0.35%
Noninterest-bearing demand deposits	50,980			51,761
Other liabilities	1,488			1,420
Shareholders’ equity	37,893			35,390
Total liabilities and shareholders’ equity	$344,587			$336,491

Net interest income		$3,581			$3,519

Interest rate spread			4.38%			4.44%
Net interest margin (4)			4.46%			4.51%

(1)	Average yields on all securities have been computed based on amortized cost. Income on tax exempt securities has been computed on a tax equivalent basis using a 34% federal tax rate and a 20% disallowance of interest expense deductibility under TEFRA rules. The amount of such adjustment was $25,000 and $34,000 for the three-month period ended June 30, 2016 and 2015, respectively.
(2)	Average balance is net of deferred loan fees of $739,000 and $610,000 for the three months ended June 30, 2016 and 2015, respectively.
(3)	Interest income includes loan fees of $178,000 and $178,000 for the three-month period ended June 30, 2016 and 2015, respectively, as well as $41,000 and $38,000 of deferred dealer reserve expense for the same years.
(4)	Net interest margin is the ratio of annualized tax equivalent net interest income to average earning assets.

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

TABLE 2 YIELD ANALYSIS

For the six-month period ended June 30, 2016 and 2015.

(Dollar amounts in thousands)

	Six Months Ended June 30,
	2016			2015
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	balance	Expense	Rate	balance	Expense	Rate
Federal funds sold	$15,290	$38	0.50%	$25,531	$31	0.24%
Investment securities:
Taxable securities (1)	6,565	86	2.63	7,332	96	2.64
Tax exempt securities (1)	4,879	141	5.81	6,825	204	6.03
Loans (2) (3)	291,002	7,286	5.04	271,476	6,977	5.18
Earning assets	317,736	7,551	4.78%	311,164	7,308	4.74%
Other assets	22,091			24,902
Total assets	$339,827			$336,066

Interest-bearing demand deposits	$117,743	$47	0.08%	$117,262	$46	0.08%
Savings deposits	29,832	5	0.03	27,089	4	0.03
Time deposits	100,436	370	0.74	104,320	377	0.73
Borrowed funds	3,315	21	1.27	1,670	18	2.17
Interest-bearing liabilities	251,326	443	0.35%	250,341	445	0.36%
Noninterest-bearing demand deposits	49,679			48,994
Other liabilities	1,545			1,600
Shareholders’ equity	37,277			35,131
Total liabilities and shareholders’ equity	$339,827			$336,066

Net interest income		$7,108			$6,863

Interest rate spread			4.43%			4.38%
Net interest margin (4)			4.50%			4.45%

(1)	Average yields on all securities have been computed based on amortized cost. Income on tax-exempt securities has been computed on a tax equivalent basis using a 34% federal tax rate and a 20% disallowance of interest expense deductibility under TEFRA rules. The amount of such adjustment was $48,000 and $72,000 for the six-month period ended June 30, 2016 and 2015, respectively.
(2)	Average balance is net of deferred loan fees of $726,000 and $599,000 for the six months ended June 30, 2016 and 2015, respectively.
(3)	Interest income includes loan fees of $327,000 and $296,000 for the six-month period ended June 30, 2016 and 2015, respectively, as well as $71,000 and $78,000 of deferred dealer reserve expense for the same years.
(4)	Net interest margin is the ratio of annualized tax equivalent net interest income to average earning assets.

37.

COMMERCIAL BANCSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest and fee income, on a fully taxable equivalent basis totaled $7,551,000 for the six months ended June 30, 2016, an increase of $243,000 or 3.3%, from $7,308,000 for the same period in 2015. Average net loans, representing 91.59% and 87.25%, of average earning assets at June 30, 2016 and 2015, respectively, increased $19,526,000 or 7.2%, while the average tax equivalent yield earned decreased 14 basis points. Average federal funds sold, representing 4.81% and 8.20% of average earning assets at June 30, 2016 and 2015, respectively, decreased $10,241,000 or 40.1%, while average yields earned increased 26 basis points. Average investment securities, representing 3.60% and 4.55% of average earning assets at June 30, 2016 and 2015, respectively, decreased $2,713,000 or 19.2%, while the average tax equivalent yield earned decreased 28 basis points.

Interest expense totaled $227,000 for the three months ended June 30, 2016, increasing slightly from interest expense of $219,000 for the three months ended June 30, 2015. Average interest-bearing demand deposits, representing 46.63% and 47.58% of average interest-bearing liabilities at June 30, 2016 and 2015, respectively, increased $589,000 or 0.5%, with no change in the average rate paid between periods. Average savings account balances, representing 11.90% and 11.12% of average interest-bearing liabilities at June 30, 2016 and 2015, respectively, increased $2,690,000 or 9.8%, with no change in the average rate paid between periods. Average time deposits, representing 40.83% and 40.64% of average interest-bearing liabilities at June 30, 2016 and 2015, respectively, increased $3,057,000 or 3.0%, while the average rate paid increased 1 basis point between periods. Average borrowings, representing 0.64% and 0.67% of average interest-bearing liabilities at June 30, 2016 and 2015, respectively, decreased $30,000 or 1.8%, while the average rate paid decreased 21 basis points.

Interest expense totaled $443,000 for the six months ended June 30, 2016, a decrease of $2,000 or 0.5% from $445,000 for the same period in 2015. Average interest-bearing demand deposits, representing 46.85% and 46.84% of average interest-bearing liabilities at June 30, 2016 and 2015, respectively, increased $481,000 or 0.4%, with no change in the average rate paid between periods. Average savings account balances, representing 11.87% and 10.82% of average interest-bearing liabilities at June 30, 2016 and 2015, respectively, increased $2,743,000 or 10.1%, with no change in the average rate paid between periods. Average time deposits, representing 39.96% and 41.67% of average interest-bearing liabilities at June 30, 2016 and 2015, respectively, decreased $3,884,000 or 3.7%, while the average rate paid increased 1 basis point between periods. Average borrowings, representing 1.32% and 0.67% of average interest-bearing liabilities at June 30, 2016 and 2015, respectively, increased $1,645,000 or 98.5%, while the average rate paid decreased 90 basis points.

The Corporation establishes an allowance for loan losses through charges to earnings, which are shown in the statements of operations as the provision for loan losses. Through the provision for or recovery of loan losses, an allowance is maintained that reflects management’s best estimate of probable incurred losses related to specifically identified loans as well as the inherent risk of loss related to the remaining portfolio. In evaluating the allowance for loan losses, management considers various factors that include loan growth, the amount and composition of the loan portfolio (including non-performing and potential problem loans), diversification, or conversely, concentrations by industry, geography or collateral within the portfolio, historical loan loss experience, current delinquency levels, the estimated value of the underlying collateral, prevailing economic conditions and other relevant factors. Loan charge-offs are recorded to this allowance when loans are deemed uncollectible, in whole or in part. Impacting the provision for loan losses in any accounting period are several factors including the amount of loan growth during the period, broken down by loan type, the level of charge-offs during the period, the changes in the amount of impaired loans, changes in risk ratings assigned to loans, specific loan impairments, credit quality and ultimately, the results of management’s assessment of the inherent risks of the loan portfolio.

A recovery of $5,000 was credited to provision expense for the three months ended June 30, 2016, compared to provision expense of $57,000 for the three months ended June 30, 2015. The provision charged against income for the six months ended June 30, 2016 was $17,000, compared to a provision of $53,000 for the six months ended June 30, 2015. The decrease in the provision for loan losses was primarily due to a decline in delinquencies and net charge-offs as well as lower levels of adversely classified loans Net charge-offs for the three and six months ended June 30, 2016 was $4,000 and $25,000, respectively, compared to net charge-offs of $66,000 and $83,000 for the same periods in 2015. Classified loans decreased $336,000 or 7.6% to $4,063,000 at June 30, 2016 from $4,399,000 at June 30, 2015.

38.

COMMERCIAL BANCSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management considers the allowance for loan losses at June 30, 2016 adequate to cover loan losses based on its assessment of various factors affecting the loan portfolio, including the level of problem loans, overall delinquencies, business conditions, estimated collateral values and loss experience. A decline in local and national economic conditions, or other factors, could result in a material increase in the allowance for loan losses which could adversely affect the Corporation’s financial condition and results of operations. Further information relating to factors affecting the allowance for loan losses is discussed under Financial Condition.

Noninterest income consists primarily of fees and commissions earned on services that are provided to the Corporation’s banking customers, income generated from the leasing of office space, third-party mortgage referral fee income and other miscellaneous income. Noninterest income for the three and six months ended June 30, 2016 was $520,000 and $1,651,000, respectively, compared to $463,000 and $972,000 for the three and six months ended June 30, 2015. Following are some of the more significant factors affecting noninterest income in 2016:

•	An increase of $35,000 in other income for the three-month period, primarily due to a refund of 2015 FDIC assessment fees of $39,000 from the Division of Financial Institutions. This refund is the result of recent legislation that eliminated the regulatory fees paid to the Division by Ohio-chartered banks and savings institutions.

•	An increase in miscellaneous income for the six-month period, largely driven by a $677,000 death benefit that exceeded the cash surrender value of $1,222,000 on a bank-owned life insurance policy associated with a former executive.

•	A decrease of $15,000 and $42,000 in rent income, for the three and six-month periods, respectively, largely due to lost income due to the sale of a branch office during the first quarter of 2015. The Corporation leased office space at this branch.

Noninterest expense consists primarily of personnel, occupancy, equipment and other operating expenses. Noninterest expense for the three and six months ended June 30, 2016 totaled $2,614,000 and $5,207,000, respectively, compared to $2,717,000 and $5,409,000 for the three and six months ended June 30, 2015. Following are some of the more significant factors affecting noninterest expense during 2016:

•	An increase of $89,000 and $137,000 in salaries and employee benefits for the three and six-month periods, respectively, primarily reflecting annual salary increases as well as an increase in employee compensation costs relating to stock option awards, and an increase in group medical insurance plan expense.

•	A decrease of $179,000 and $318,000 in OREO and other miscellaneous loan expense for the three and six-month periods, respectively, largely due to the sale of two large commercial real estate properties during the second and third quarters of 2015.

•	A decrease of $30,000 and $46,000 in FDIC deposit insurance for the three and six-month periods, primarily due to recent legislation passed by the Ohio General Assembly that eliminated the regulatory fees paid to the Division of Finance Institutions by Ohio-chartered banks and savings institutions.

•	An increase of $39,000 in repo depreciation expense for the six-month period, reflecting valuation adjustments taken on existing inventory during the first quarter of 2016.

The Corporation’s pre-tax income for the three and six months ended June 30, 2016 totaled $1,467,000 and $3,487,000, respectively, resulting in a tax provision of $469,000 and $893,000, compared to pre-tax income of $1,174,000 and $2,301,000 resulting in a tax provision of $353,000 and $707,000 for the same periods in 2015. The Corporation’s effective tax rate for the three and six months ended June 30, 2016 was 31.97% and 25.61%, respectively, compared to 30.07% and 30.73% for the same periods in 2015. The difference between the Corporation’s effective tax rate and the statutory rate is primarily attributable to the Corporation’s tax-exempt income. Tax-exempt income includes income earned on certain state and political subdivisions securities that qualify for state and/or federal income tax exemption and the Corporation’s earnings on Bank-owned life insurance policies, which are exempt from federal taxation.

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

The Corporation’s liquidity ratio at June 30, 2016 was 6.48% compared to 5.74% at December 31, 2015. Another measure of liquidity is the relationship of net loans to deposits and borrowed funds with lower ratios indicating greater liquidity. At June 30, 2016, the ratio of net loans to deposits and borrowed funds was 97.21% compared to 96.66% at year-end 2015. Management believes its sources of liquidity are adequate to meet the needs of the Corporation.

As presented in the accompanying unaudited Consolidated Statements of Cash Flows, the sources of liquidity vary between periods. The Corporation’s cash equivalents and federal funds sold totaled $20,278,000 at June 30, 2016, compared to $19,266,000 at June 30, 2015. The primary sources of funds during the first six months of 2016 included $7,000,000 in Federal Home Loan Bank advances, an increase in deposit balances of $4,310,000 and net cash provided by operating activities of $3,389,000. The primary uses of funds during the six months ended June 30, 2016 included the repayment of $12,060,000 in Federal Home Loan Bank advances, $962,000 in loan originations (net of principal collections), $600,000 in cash dividends and treasury stock purchases of $454,000.

The primary sources of funds during the six months ended June 30, 2015 included $1,613,000 in net cash provided by operating activities, $1,237,000 in proceeds from the disposition of premises and equipment, $1,214,000 in proceeds from the sale of OREO and other repossessed assets and $1,099,000 in loan repayments (net of loan originations). The primary uses of funds during the six months ended June 30, 2015 included $11,074,000 in deposit withdrawals, $1,780,000 in security investment purchases and $455,000 in cash dividends.

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

40.

COMMERCIAL BANCSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In July 2013, U.S. banking regulators adopted final rules related to standards on bank capital adequacy and liquidity (commonly referred to as “Basel III”). Under the new rules, the Bank is subject to new capital requirements that include: (i) creation of a new required ratio for common equity Tier 1 (“CET1”) capital; (ii) an increase to the minimum Tier 1 capital ratio; (iii) changes to risk-weightings of certain assets for purposes of the risk-based capital ratios; (iv) creation of an additional capital conservation buffer of 2.5% in excess of the required minimum capital ratios; and (v) changes to what qualifies as capital for purposes of meeting these capital requirements.

The Tier 1 common capital ratio excludes any preferred shares or non-controlling interests when determining the calculation. This differs from the Tier 1 capital ratio which is based on the sum of its equity capital and disclosed reserves, and sometimes non-redeemable, non-cumulative preferred stock. Under Basel III, the Bank is required to maintain a minimum CET1 ratio of 4.5% of risk-weighted assets. At June 30, 2016, the Bank’s CET1 ratio was 12.3%, compared to 11.8% at December 31, 2015. The Bank’s leverage and risk-based capital ratios at June 30, 2016, were 10.8% and 13.6%, respectively, compared to leverage and risk-based capital ratios of 10.6% and 13.0%, respectively, at December 31, 2015. The Bank’s capital conservation buffer was 5.6% at June 30, 2016, well above the required buffer of 2.5%. The Bank exceeded the minimum regulatory requirements to be considered well capitalized for both periods. Should it become necessary to raise capital to expand the activities of the Corporation, the Corporation believes there are sufficient un-issued shares to satisfy the Corporation’s objectives.

TABLE 3 CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Corporation has certain obligations and commitments to make future payments under contract. The following table presents the Corporation’s contractual obligations and commitments (in thousands) at June 30, 2016:

Contractual Obligations	Payments Due by Period
		Less Than			After
	Total	One Year	1-3 Years	3-5 Years	5 Years
Time deposits and certificates of deposit	$104,141	$52,474	$37,870	$9,172	$4,625
Borrowed funds	1,514	0	0	0	1,514
Total contractual obligations	$105,655	$52,474	$37,870	$9,172	$6,139

Other Commitments	Amount of Commitment – Expiration by Period
		Less Than			After
	Total	One Year	1-3 Years	3-5 Years	5 Years
Commitments to extend commercial credit	$30,144	$17,342	$4,166	$146	$8,490
Commitments to extend consumer credit	12,274	1,840	4,030	3,161	3,243
Standby letters of credit	227	227	0	0	0
Total other commitments	$42,645	$19,409	$8,196	$3,307	$11,733

Other obligations and commitments which are not included above include the deferred compensation plan, index plan reserve and split dollar life insurance. The timing of payments for these plans is unknown. See Note 1 of the 2015 Annual Report for additional details.

Items listed under “Contractual Obligations” represent standard bank financing activity under normal terms and practices. Such funds normally rollover or are replaced by like items depending on the then-current financing needs. Items shown under “Other Commitments” also represent standard bank activity, but for extending credit to bank customers. Commercial credits generally represent lines of credit or approved loans with drawable funds still available under the contract terms. On an on-going basis, approximately half of these amounts are expected to be drawn. Consumer credits generally represent amounts drawable under revolving home equity lines or credit card programs. Such amounts are usually deemed less likely to be drawn upon in total as consumers tend not to draw down all amounts on such lines. Utilization rates tend to be fairly constant over time. Standby letters of credit represent guarantees to finance specific projects whose primary source of financing comes from other sources. In the unlikely event of the other source’s failure to provide sufficient financing, the bank would be called upon to fill the need. The Corporation is also continually engaged in the process of approving new loans in a bidding competition with other banks. Management and Board committees approve the terms of these potential new loans with conditions and/or counter terms made to the applicant customers. Customers may accept the terms, make a counter proposal, or accept terms from a competitor. These loans are not yet under contract, but offers have been tendered, and would be required to be funded if accepted. Such agreements represent approximately $13,603,000 at June 30, 2016 in varying maturity terms.

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

The two primary methods to monitor and manage interest rate risk are rate-sensitivity gap analysis and review of the effects of various interest rate shock scenarios. Based upon ALCO’s review, there has been no significant change in the interest rate risk of the Corporation since year-end 2015. (See Quantitative and Qualitative Disclosures about Market Risk in the Annual Report to Shareholders for the year ended December 31, 2015).

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

There was no change in the Corporation’s internal control over financial reporting that occurred during the Corporation’s fiscal quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

42.

COMMERCIAL BANCSHARES, INC.

FORM 10-Q

Quarter ended June 30, 2016

PART II – OTHER INFORMATION

Item 1	Legal Proceedings

There are no matters required to be reported under this item.

Item 1A	Risk Factors

There have been no material changes from risk factors as previously disclosed in Part 1, Item 1.A. of Commercial Bancshares, Inc.’s 10-K filed on March 25, 2016.

Item 2	Unregistered Sales of Securities and Use of Proceeds

For the three and six months ended June 30, 2016, the Corporation purchased 1,754 and 5,116, shares of stock, respectively, totaling $53,208 and $150,170, respectively, to fund acquisitions made by participating directors under the Commercial Bancshares, Inc. Deferred Compensation Plan, a nonqualified deferred compensation plan. The shares issued under this plan were registered with the SEC pursuant to a registration statement on Form S-8 filed December 23, 2008. Shares are purchased by the Corporation on the open market and are credited to the respective accounts of the deferred compensation plan participants.

On August 14, 2015, the Corporation announced that its Board of Directors approved a one year stock repurchase program. The program allows the Corporation to purchase up to 59,000 shares of its outstanding common stock, commencing August 17, 2015 and ending July 31, 2016. For the six months ended June 30, 2016, the Corporation purchased 14,774 shares of its common stock for a total of $454,008, all of which occurred during the first quarter.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
04/01/16 – 04/30/16	254	$29.85	0	19,740

05/01/16 – 05/31/16	500	$30.30	0	19,740

06/01/16 – 06/30/16	1,000	$30.48	0	19,740

Total	1,754	$30.34	0	19,740

Item 3	Defaults upon Senior Securities

There are no matters required to be reported under this item.

Item 4	Mine Safety Disclosures

Not applicable

Item 5	Other Information

There are no matters required to be reported under this item.

43.

COMMERCIAL BANCSHARES, INC.

FORM 10-Q

Quarter ended June 30, 2016

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

44.

COMMERCIAL BANCSHARES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL BANCSHARES, INC.
(Registrant)

Date:	August 15, 2016	/s/ Robert E. Beach
(Signature)
Robert E. Beach
President and Chief Executive Officer

Date:	August 15, 2016	/s/ Scott A. Oboy
(Signature)
Scott A. Oboy
Executive Vice President and Chief Financial Officer

45.