Form 10-Q
period 2016-09-30
COMMERCIAL BANCSHARES INC \OH\
filed 2016-11-14
CIK 1009976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2016. Commission File Number 000-27894

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

As of November 14, 2016, the latest practicable date, there were 1,206,812 outstanding of the registrant’s common stock, no par value.

COMMERCIAL BANCSHARES, INC.

2.

COMMERCIAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

	(Unaudited)
	September 30,	December 31,
	2016	2015
ASSETS
Cash and cash equivalents	$4,569	$4,753
Federal funds sold	18,127	14,142
Cash equivalents and federal funds sold	22,696	18,895

Securities available for sale	8,280	8,711
Securities held to maturity	666	666
Other investment securities	2,194	2,209
Total loans	300,264	296,933
Allowance for loan losses	(3,884)	(3,861)
Loans, net	296,380	293,072
Premises and equipment, net	5,475	5,678
Accrued interest receivable	1,386	1,302
Bank-owned life insurance	8,083	9,145
Other real estate owned and other repossessed assets	3	193
Other assets	1,876	1,219

Total assets	$347,039	$341,090

LIABILITIES
Deposits
Noninterest-bearing demand	$51,027	$55,574
Interest-bearing demand	117,986	118,919
Savings and time deposits less than $250,000	126,451	114,203
Savings and time deposits $250,000 and greater	9,806	7,930
Total deposits	305,270	296,626
FHLB advances	1,483	6,574
Accrued interest payable	96	45
Other liabilities	1,615	1,709
Total liabilities	308,464	304,954

SHAREHOLDERS' EQUITY
Common stock, no par value; 4,000,000 shares authorized,
1,209,788 shares issued and 1,206,812 outstanding in 2016
1,209,788 shares issued and 1,186,018 outstanding in 2015	13,000	12,815
Retained earnings	27,067	25,349
Unearned compensation	(161)	(268)
Deferred compensation plan shares; at cost 66,837 shares in 2016 and 62,067 shares in 2015	(1,353)	(1,206)
Treasury stock; 2,976 shares in 2016 and 23,770 shares in 2015	(90)	(711)
Accumulated other comprehensive income	112	157
Total shareholders' equity	38,575	36,136

Total liabilities and shareholders' equity	$347,039	$341,090

See notes to the consolidated financial statements.

3.

COMMERCIAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Dollar amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Interest income
Interest and fees on loans	$3,620	$3,529	$10,902	$10,501
Interest on investment securities:
Taxable	45	46	131	142
Tax exempt	48	71	145	207
Federal funds sold	23	8	61	39
Total interest income	3,736	3,654	11,239	10,889
Interest expense
Interest on deposits	222	204	643	631
Interest on borrowings	8	10	29	28
Total interest expense	230	214	672	659

Net interest income	3,506	3,440	10,567	10,230
Provision for loan losses	53	86	70	138
Net interest income after provision for loan losses	3,453	3,354	10,497	10,092

Noninterest income
Service fees and overdraft charges	362	362	1,063	1,044
Income from death benefit recognized on bank-owned life insurance	0	0	677	0
Loss on security sales, net	0	0	(8)	0
Loss on repossessed asset sales, net	(4)	(2)	(36)	(34)
Other income	149	152	461	474
Total noninterest income	507	512	2,157	1,484

Noninterest expense
Salaries and employee benefits	1,633	1,520	4,706	4,456
Premises and equipment	277	269	816	866
Other real estate owned and miscellaneous loan expense	62	66	157	479
Professional fees	93	87	306	293
Data processing	41	49	117	148
Software maintenance	106	111	331	338
Advertising and promotional	70	59	201	191
FDIC deposit insurance	30	64	104	184
Franchise tax	57	57	194	181
Merger related expense	515	0	515	0
Other operating expense	338	288	982	844
Total noninterest expense	3,222	2,570	8,429	7,980

Income before income taxes	738	1,296	4,225	3,596
Income tax expense	302	351	1,195	1,058

Net income	$436	$945	$3,030	$2,538

Basic earnings per common share	$0.36	$0.79	$2.54	$2.12
Diluted earnings per common share	$0.36	$0.77	$2.50	$2.08

See notes to the consolidated financial statements.

4.

COMMERCIAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(Dollar amounts in thousands)

	Three Months Ended
	September 30,
	2016	2015

Net Income	$436	$945

Unrealized holding loss on available for sale securities	(25)	(40)
Tax effect	(8)	(13)
Other comprehensive loss, net of tax	(17)	(27)
Comprehensive income, net of tax	$419	$918

	Nine Months Ended
	September 30,
	2016	2015

Net Income	$3,030	$2,538

Unrealized holding loss on available for sale securities	(76)	(130)
Less reclassification adjustment on losses later recognized in income	(8)	0
Net securities loss during period	(68)	(130)
Tax effect	(23)	(43)
Other comprehensive loss, net of tax	(45)	(87)
Comprehensive income, net of tax	$2,985	$2,451

See notes to the consolidated financial statements.

5.

COMMERCIAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
(Unaudited)

(Dollar amounts in thousands, except per share data)

	Nine Months Ended
	September 30,
	2016	2015

Balance at beginning of period	$36,136	$34,226

Net income	3,030	2,538
Other comprehensive loss	(45)	(87)

Stock-based compensation expense	146	114

Issuance of treasury stock under stock option plan	580	24

Issuance of common stock under stock option plan	0	45

Issuance of common stock for deferred compensation plan	0	111

Issuance of treasury stock for deferred compensation plan	75	0

Purchase of treasury stock	(454)	(156)

Cash dividends ($0.75 per share in 2016 and $0.63 per share in 2015)	(893)	(757)

Balance at end of period	$38,575	$36,058

See notes to the consolidated financial statements.

6.

COMMERCIAL BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
	($ in thousands)
Cash flows from operating activities
Net income	$3,030	$2,538
Adjustments	1,048	162
Net cash from operating activities	4,078	2,700

Cash flows from investing activities
Securities available for sale:
Purchases	0	(1,040)
Maturities, calls and repayments	331	1,276
Proceeds from sales	8	0
Securities held to maturity:
Purchases	0	(740)
Net change in loans	(3,383)	(4,604)
Proceeds from sale of OREO and other repossessed assets	157	2,121
Proceeds from the disposition of premises and equipment	0	1,237
Bank premises and equipment expenditures	(251)	(98)
Net cash used in investing activities	(3,138)	(1,848)

Cash flows from financing activities
Net change in deposits	8,644	(6,277)
FHLB advances	7,000	5,000
Repayment of FHLB advances	(12,091)	(5,089)
Cash dividends paid	(893)	(757)
Purchase of treasury stock	(454)	(156)
Issuance of treasury stock under stock option plan	580	24
Issuance of common stock under stock option plan	0	45
Issuance of treasury stock for deferred compensation plan	75	0
Issuance of common stock for deferred compensation plan	0	111
Net cash used in (provided by) financing activities	2,861	(7,099)

Net change in cash equivalents and federal funds sold	3,801	(6,247)

Cash equivalents and federal funds sold at beginning of period	18,895	27,151

Cash equivalents and federal funds sold at end of period	$22,696	$20,904

Supplemental disclosures
Cash paid for interest	$621	$630
Cash paid for income taxes	1,606	960
Non-cash transfer of loans to foreclosed/repossessed assets	48	241

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

The condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the Corporation’s financial position at September 30, 2016, and the results of operations and changes in cash flows for the periods presented have been made.

Certain information and footnote disclosures typically included in financial statements prepared in accordance with U.S. generally accepted principles have been omitted. The Annual Report for the year ended December 31, 2015, contains consolidated financial statements and related footnote disclosures, which should be read in conjunction with the accompanying consolidated financial statements. The results of operations for the period ended September 30, 2016 are not necessarily indicative of the operating results for the full year or any future interim period.

Recent Accounting Pronouncements: In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Institutions.” This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. In issuing the standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures, This includes, but is not limited to, loans, leases, held-to-maturity (“HTM”) securities, loan commitments and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Corporation is currently evaluating the provisions of ASU No. 2016-13 to determine the potential impact the new standard will have on the Consolidated Financial Statements.

Plans of Merger: On August 23, 2016, Commercial Bancshares Inc., (the “Corporation”) and First Defiance Financial Corp (“First Defiance”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Commercial Bancshares Inc., will merge with and into First Defiance (the “Merger”). The Commercial Savings Bank, the Corporation’s wholly owned subsidiary, will merge with and into First Federal Bank of the Midwest, a wholly owned subsidiary of First Defiance, with First Federal Bank of the Midwest as the surviving institution. At the effective time and as a result of the Merger, a shareholder of the Corporation will have the right to receive for each common share of the Corporation either $51.00 in cash or 1.1808 shares of First Defiance common stock (“First Defiance Shares”), subject to total consideration being paid 80% in First Defiance Shares and 20% in cash as provided in the Merger Agreement.

The transaction is expected to close in the first quarter of 2017, subject to the satisfaction of customary closing conditions, including regulatory approvals and the approval of the Corporation’s shareholders.

8.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As a result of the pending merger, participation in the Commercial Bancshares, Inc. Deferred Compensation Plan has been suspended.

NOTE 2   EARNINGS PER SHARE

Weighted average shares used in determining basic and diluted earnings per share for the three months ended September 30, 2016 and 2015.

	2016	2015
Weighted average shares outstanding during the period	1,202,460	1,202,663
Dilutive effect of stock options	24,361	24,134
Weighted average shares considering dilutive effect	1,226,821	1,226,797

Anti-dilutive stock options not considered in computing diluted earnings per share	0	0

Weighted average shares used in determining basic and diluted earnings per share for the nine months ended September 30, 2016 and 2015.

	2016	2015
Weighted average shares outstanding during the period	1,191,865	1,199,241
Dilutive effect of stock options	18,515	22,713
Weighted average shares considering dilutive effect	1,210,380	1,221,954

Anti-dilutive stock options not considered in computing diluted earnings per share	0	0

NOTE 3   INVESTMENT SECURITIES

The amortized cost and estimated fair value (in thousands) of investment securities at the dates indicated are presented in the following table.

Securities available for sale		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2016
U.S. government agency securities	$2,501	$1	$0	$2,502
State and political subdivisions	4,071	58	0	4,129
Mortgage-backed securities	1,538	111	0	1,649
Total securities available for sale	$8,110	$170	$0	$8,280

December 31, 2015
U.S. government agency securities	$2,519	$1	$(2)	$2,518
State and political subdivisions	4,114	118	0	4,232
Mortgage-backed securities	1,840	121	0	1,961
Total securities available for sale	$8,473	$240	$(2)	$8,711

Securities held to maturity		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2016
State and political subdivisions	$666	$0	$0	$666

December 31, 2015
State and political subdivisions	$666	$0	$0	$666

9.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair values of investment securities at September 30, 2016, by contractual maturity are shown below. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Available for sale		Held to maturity		Total
		Estimated		Estimated		Estimated
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(Dollar amount in thousands)	Cost	Value	Cost	Value	Cost	Value
Due less than one year	$1,412	$1,435	$0	$0	$1,412	$1,435
Due after one year through five years	4,327	4,350	0	0	4,327	4,350
Due after five years through ten years	835	846	666	666	1,501	1,512
Due after ten years	0	0	0	0	0	0
Mortgage-backed securities	1,538	1,649	0	0	1,538	1,649
Total investment securities	$8,112	$8,280	$666	$666	$8,778	$8,946

At September 30, 2016 and December 31, 2015, securities with a carrying value of $7,615,000 and $7,999,000, respectively, were pledged to secure public deposits and other deposits and liabilities as required or permitted by law.

Gross unrealized losses on securities and the estimated fair value of the related securities aggregated by security category and length of time the individual securities have been in continuous loss positions at September 30, 2016 and December 31, 2015.

The Corporation did not have any securities in an unrealized loss position at September 30, 2016.

	Less Than Twelve Months		More Than Twelve Months
(Dollar amounts in thousands)	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
December 31, 2015	Losses	Value	Losses	Value
U.S. government agency securities	$(2)	$517	$0	$0
State and political subdivisions	0	0	0	0
Mortgage-backed securities	0	0	0	0
Total available for sale	$(2)	$517	$0	$0

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

10.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4   ALLOWANCE FOR LOAN LOSSES

The following tables provide information on the activity in the allowance for loan losses by portfolio segment for the periods indicated.

	Commercial	Real Estate	Consumer	Total
	(Dollar amounts in thousands)
For the Three Months Ended September 30, 2016
Beginning balance – July 1, 2016	$3,108	$307	$438	$3,853
Charge-offs	(11)	0	(16)	(27)
Recoveries	3	1	1	5
Net	(8)	1	(15)	(22)
Provision	28	19	6	53
Ending Balance – September 30, 2016	$3,128	$327	$429	$3,884

	Commercial	Real Estate	Consumer	Total
	(Dollar amounts in thousands)
For the Three Months Ended September 30, 2015
Beginning balance – July 1, 2015	$3,387	$280	$429	$4,096
Charge-offs	(254)	0	(13)	(267)
Recoveries	15	0	5	20
Net	(239)	0	(8)	(247)
Provision	44	14	28	86
Ending Balance – September 30, 2015	$3,192	$294	$449	$3,935

	Commercial	Real Estate	Consumer	Total
	(Dollar amounts in thousands)
For the Nine Months Ended September 30, 2016
Beginning balance – January 1, 2016	$3,122	$299	$440	$3,861
Charge-offs	(33)	0	(43)	(76)
Recoveries	18	3	8	29
Net	(15)	3	(35)	(47)
Provision	21	25	24	70
Ending Balance – September 30, 2016	$3,128	$327	$429	$3,884

	Commercial	Real Estate	Consumer	Total
	(Dollar amounts in thousands)
For the Nine Months Ended September 30, 2015
Beginning balance – January 1, 2015	$3,340	$277	$509	$4,126
Charge-offs	(274)	(13)	(112)	(399)
Recoveries	45	0	25	70
Net	(229)	(13)	(87)	(329)
Provision	81	30	27	138
Ending Balance – September 30, 2015	$3,192	$294	$449	$3,935

11.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the allocation of the allowance for loan losses and the recorded investment in loans (in thousands) by portfolio segment at September 30, 2016 and December 31, 2015.

	Collectively Evaluated		Individually Evaluated		Total
	Allowance	Recorded	Allowance	Recorded	Allowance	Recorded
	for loan	investment	for loan	investment	for loan	investment
	losses	in loans	losses	in loans	losses	in loans
September 30, 2016
Commercial	$3,066	$239,527	$62	$4,765	$3,128	$244,292
Real estate	327	26,140	0	0	327	26,140
Consumer	429	29,832	0	0	429	29,832
Total	$3,822	$295,499	$62	$4,765	$3,884	$300,264

December 31, 2015
Commercial	$3,046	$238,044	$76	$4,872	$3,122	$242,916
Real estate	299	23,944	0	0	299	23,944
Consumer	440	30,073	0	0	440	30,073
Total	$3,785	$292,061	$76	$4,872	$3,861	$296,933

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

12.

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

The following tables present the risk category of loans by class of loans based on the most recent analysis performed at September 30, 2016 and December 31, 2015.

Commercial Credit Exposure (dollar amounts in thousands)

Credit risk profile by credit worthiness category

					Commercial		Commercial
	Commercial		Commercial		Real Estate		Real Estate		Total
Credit	Operating		Agricultural		1-4 Family		Other		Commercial
Grade	09/30/16	12/31/15	09/30/16	12/31/15	09/30/16	12/31/15	09/30/16	12/31/15	09/30/16	12/31/15
Pass	$29,893	$33,221	$42,699	$43,461	$51,644	$46,453	$116,075	$115,517	$240,311	$238,652
6	0	0	0	0	0	0	0	0	0	0
7	112	662	819	898	29	124	3,021	2,580	3,981	4,264
8	0	0	0	0	0	0	0	0	0	0
Total	$30,005	$33,883	$43,518	$44,359	$51,673	$46,577	$119,096	$118,097	$244,292	$242,916

Real Estate Credit Exposure (dollar amounts in thousands)

Credit risk by credit worthiness category

	Real Estate		Real Estate		Total
Credit	Construction		Other		Real Estate
Grade	09/30/16	12/31/15	09/30/16	12/31/15	09/30/16	12/31/15
Pass	$6,975	$5,583	$19,165	$18,345	$26,140	$23,928
6	0	0	0	0	0	0
7	0	0	0	16	0	16
8	0	0	0	0	0	0
Total	$6,975	$5,583	$19,165	$18,361	$26,140	$23,944

Consumer Credit Exposure (dollar amounts in thousands)

Credit risk by credit worthiness category

	Consumer		Consumer		Consumer		Total
Credit	Equity		Auto		Other		Consumer
Grade	09/30/16	12/31/15	09/30/16	12/31/15	09/30/16	12/31/15	09/30/16	12/31/15
Pass	$17,688	$17,956	$4,690	$4,637	$7,443	$7,361	$29,821	$29,954
6	0	0	0	0	0	0	0	0
7	0	94	0	4	11	21	11	119
8	0	0	0	0	0	0	0	0
Total	$17,688	$18,050	$4,690	$4,641	$7,454	$7,382	$29,832	$30,073

13.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6   SUMMARY OF IMPAIRED LOANS

Loans evaluated for impairment include loans classified as troubled debt restructurings and non-performing multi-family, commercial and construction loans. The following tables set forth certain information regarding the Corporation’s impaired loans, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary at September 30, 2016 and December 31, 2015.

(Dollar amounts in thousands)		Unpaid
	Recorded	Principal	Related
September 30, 2016	Investment	Balance	Allowance
With no related allowance recorded:
Commercial operating	$110	$110	$0
Commercial real estate, other	2,980	3,355	0
Subtotal	$3,090	$3,465	$0

With an allowance recorded:
Commercial operating	113	113	1
Commercial real estate, 1-4 family	1,376	1,376	60
Commercial real estate, other	186	186	1
Subtotal	$1,675	$1,675	$62
Total	$4,765	$5,140	$62

		Unpaid
	Recorded	Principal	Related
December 31, 2015	Investment	Balance	Allowance
With no related allowance recorded:
Commercial operating	$675	$932	$0
Commercial real estate, other	2,483	2,601	0
Subtotal	$3,158	$3,533	$0

With an allowance recorded:
Commercial operating	118	118	2
Commercial real estate, 1-4 family	1,402	1,402	73
Commercial real estate, other	194	194	1
Subtotal	$1,714	$1,714	$76
Total	$4,872	$5,247	$76

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35), when based on current information and events, it is probable the Corporation will be unable to collect all contractual principal and interest payments from the borrower in accordance with the original or modified terms of the loan agreement. To determine specific valuation allowances, impaired loans are measured based on the estimated fair value of the collateral less the estimated costs to sell if the loan is considered collateral dependent. Impaired loans not considered to be collateral dependent are measured based on the present value of expected future cash flows.

14.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the average recorded investment in impaired loans and the amount of interest income recognized on a cash basis for impaired loans after impairment by portfolio segment and class for the periods indicated. (All dollar amounts in thousands)

	No Related		With Related
	Allowance Recorded		Allowance Recorded		Total
	Average	Total Interest	Average	Total Interest	Average	Total Interest
Three Months Ended	Recorded	Income	Recorded	Income	Recorded	Income
September 30, 2016	Investment	Recognized	Investment	Recognized	Investment	Recognized

Commercial:
Operating	$113	$1	$114	$2	$227	$3
Real estate, 1-4 family	0	0	1,378	17	1,378	17
Real estate, other	2,993	36	187	3	3,180	39
Total	$3,106	$37	$1,679	$22	$4,785	$59

Three Months Ended
September 30, 2015

Commercial:
Operating	$583	$0	$120	$2	$703	$2
Real estate, 1-4 family	0	0	1,564	17	1,564	17
Real estate, other	2,887	55	197	3	3,084	58
Total	$3,470	$55	$1,881	$22	$5,351	$77

	No Related		With Related
	Allowance Recorded		Allowance Recorded		Total
	Average	Total Interest	Average	Total Interest	Average	Total Interest
Nine Months Ended	Recorded	Income	Recorded	Income	Recorded	Income
September 30, 2016	Investment	Recognized	Investment	Recognized	Investment	Recognized

Commercial:
Operating	$122	$4	$115	$5	$237	$9
Real estate, 1-4 family	0	0	1,387	52	1,387	52
Real estate, other	3,006	147	190	9	3,196	156
Total	$3,128	$151	$1,692	$66	$4,820	$217

Nine Months Ended
September 30, 2015

Commercial:
Operating	$642	$0	$122	$6	$764	$6
Real estate, 1-4 family	0	0	1,582	52	1,582	52
Real estate, other	3,200	147	200	9	3,400	156
Total	$3,842	$147	$1,904	$67	$5,746	$214

15.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7   TROUBLED DEBT RESTRUCTURINGS

Under U.S. generally accepted accounting principles (“GAAP”), the Corporation is required to account for certain loan modifications or restructurings as “troubled debt restructurings” or “troubled debt restructured loans.” In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Corporation, for economic or legal reasons related to the borrower’s financial difficulties grants a concession to the borrower that the Corporation would not otherwise consider. Debt restructurings or loan modifications do not necessarily always constitute a troubled debt restructuring and troubled debt restructurings do not necessarily result in nonaccrual loans. Troubled debt restructured loans are classified as non-performing loans unless they have been performing in accordance with modified terms for a period of at least six months. The Corporation had troubled debt restructured loans of $4,295,000 and $4,349,000 at September 30, 2016 and December 31, 2015, respectively, of which $3,757,000 and $3,811,000, respectively, were on accruing status.

There have been no financing receivables modified as troubled debt restructurings during the three and nine months ended September 30, 2016 and 2015. During the three and nine months ended September 30, 2016 and 2015, respectively, there were no financing receivables previously modified as troubled debt restructurings which defaulted within twelve months of modification.

There were no commitments to lend additional funds to borrowers that were classified as troubled debt restructurings at September 30, 2016.

NOTE 8   AGE ANALYSIS OF PAST DUE FINANCING RECEIVABLES

The following table presents the aging of the recorded investment in loans by past due category and class of loans at September 30, 2016 and December 31, 2015 (dollar amounts in thousands).

							Recorded
	30-59	60-89	> 90			Total	Investment
	Days	Days	Days	Total		Financing	> 90 Days
September 30, 2016	Past Due	Past Due	Past Due	Past Due	Current	Receivables	and Accruing
Commercial
Operating	$0	$0	$0	$0	$30,005	$30,005	$0
Agricultural	0	0	0	0	43,518	43,518	0
Real estate, 1-4 family	0	0	0	0	51,673	51,673	0
Real estate, other	0	0	554	554	118,542	119,096	0
Real estate
Construction	0	0	0	0	6,975	6,975	0
Other	39	0	0	39	19,126	19,165	0
Consumer
Equity	0	0	0	0	17,688	17,688	0
Auto	0	0	0	0	4,690	4,690	0
Other	6	4	0	10	7,444	7,454	0
Total	$45	$4	$554	$603	$299,661	$300,264	$0

16.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

							Recorded
	30-59	60-89	> 90			Total	Investment
	Days	Days	Days	Total		Financing	> 90 Days
December 31, 2015	Past Due	Past Due	Past Due	Past Due	Current	Receivables	and Accruing
Commercial
Operating	$0	$0	$538	$538	$33,345	$33,883	$0
Agricultural	21	0	0	21	44,338	44,359	0
Real estate, 1-4 family	0	0	19	19	46,558	46,577	0
Real estate, other	37	0	68	105	117,992	118,097	0
Real estate
Construction	0	0	0	0	5,583	5,583	0
Other	0	0	15	15	18,346	18,361	0
Consumer
Equity	35	12	0	47	18,003	18,050	0
Auto	0	0	0	0	4,641	4,641	0
Other	16	10	0	26	7,356	7,382	0
Total	$109	$22	$640	$771	$296,162	$296,933	$0

NOTE 9   FINANCING RECEIVABLES ON NONACCRUAL STATUS

The following table summarizes loans (in thousands) on nonaccrual status by class at the dates indicated.

	September 30, 2016	December 31, 2015
Commercial operating	$0	$538
Commercial real estate, 1-4 family	0	19
Commercial real estate, other	579	97
Real estate, other	0	15
Consumer equity	22	42
Consumer other	4	10
Total	$605	$721

NOTE 10   FAIR VALUES AND MEASUREMENTS OF FINANCIAL INSTRUMENTS

The Corporation records certain assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Securities available for sale, trading securities, mortgage loans held for sale and derivative instruments are carried at fair value on a recurring basis. Fair value measurements are also utilized to determine the initial value of certain assets and liabilities, to perform impairment assessments and for disclosure purposes. The Corporation uses quoted market prices and observable inputs to the maximum extent possible when measuring fair value. In the absence of quoted market prices, various valuation techniques are utilized to measure fair value. When possible, observable market data for identical or similar financial instruments are used in the valuation. When market data is not available, fair value is determined using valuation models that incorporate management’s estimates of the assumptions a market participant would use in pricing the asset or liability.

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

The following table presents information about the Corporation’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015, and the valuation techniques used by the Corporation to determine those fair values.

	Quoted Prices in	Significant	Significant
(Dollar amounts in thousands)	Active Markets	Observable	Unobservable
	For Identical	Inputs	Inputs
September 30, 2016	Assets (Level 1)	(Level 2)	(Level 3)	Balance
Assets
U.S. government agency securities	$0	$2,502	$0	$2,502
State and political subdivisions, AFS	0	4,129	0	4,129
State and political subdivisions, HTM	0	0	666	666
Mortgage-backed securities	0	1,649	0	1,649
Total Assets	$0	$8,280	$666	$8,946
Liabilities	$0	$0	$0	$0

19.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Quoted Prices in	Significant	Significant
(Dollar amounts in thousands)	Active Markets	Observable	Unobservable
	For Identical	Inputs	Inputs
December 31, 2015	Assets (Level 1)	(Level 2)	(Level 3)	Balance
Assets
U.S. government agency securities	$0	$2,518	$0	$2,518
State and political subdivisions, AFS	0	4,232	0	4,232
State and political subdivisions, HTM	0	0	666	666
Mortgage-backed securities	0	1,961	0	1,961
Total Assets	$0	$8,711	$666	$9,377
Liabilities	$0	$0	$0	$0

Securities characterized as having Level 2 inputs generally consist of obligations of U.S. government and federal agencies, government-sponsored organizations and obligations of state and political subdivisions. There were no transfers in or out of Levels 1, 2 and 3 for the nine months ended September 30, 2016.

The Corporation also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis. These assets consist primarily of impaired loans and other real estate owned (“OREO”).

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a non-recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2016 and December 31, 2015.

	Fair Value Measurements Using
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
(In thousands)		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2016
Impaired loans	$4,703	$0	$0	$4,703
Real estate acquired through foreclosure and other repossessed assets	3	0	0	3

December 31, 2015
Impaired loans	$4,796	$0	$0	$4,796
Real estate acquired through foreclosure and other repossessed assets	193	0	0	193

The fair value of impaired loans were primarily measured based on the value of the collateral securing these loans. Impaired loans are classified within Level 3 of the fair value hierarchy. Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable. The Corporation determines the value of the collateral based on independent appraisals performed by qualified licensed appraisers. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Appraised values are discounted for costs to sell and may be further discounted based on management’s historical knowledge, changes in market conditions from the date of the most recent appraisal and/or management’s expertise and knowledge of the customer and the customer’s business. Such discounts by management are subjective and are typically significant unobservable inputs for determining fair value. Impaired loans are subject to nonrecurring fair value adjustments to reflect (1) partial write-downs or reserves that are based on the observable market price or current appraised value of the collateral, or (2) the full charge-off of the loan carrying value. Included in the impaired balance at September 30, 2016 were troubled debt restructured loans with a balance of $4,295,000 and specified reserves of $62,000.

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

The following tables present the fair value measurements of financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2016 and December 31, 2015.

			Quoted Prices	Significant
			In Active	Other	Significant
(Dollar amounts in thousands)			Markets for	Observable	Unobservable
	Carrying	Estimated	Identical Assets	Inputs	Inputs
September 30, 2016	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash equivalents and federal funds sold	$22,696	$22,696	$22,696	$0	$0
Securities available for sale	8,280	8,280	0	8,280	0
Securities held to maturity	666	666	0	0	666
Other investment securities	2,194	2,194	0	0	2,194
Loans, net of allowance for loan loss	296,380	299,065	0	0	299,065
Accrued interest receivable	1,386	1,386	0	0	1,386

Financial Liabilities:
Noninterest-bearing deposits	$(51,027)	$(51,027)	$(51,027)	$0	$0
Interest-bearing deposits	(148,152)	(148,152)	0	(148,152)	0
Time deposits	(106,091)	(96,895)	0	(96,895)	0
FHLB advances	(1,483)	(1,307)	0	(1,307)	0
Accrued interest payable	(96)	(96)	0	0	(96)

21.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Quoted Prices	Significant
			In Active	Other	Significant
(Dollar amounts in thousands)			Markets for	Observable	Unobservable
	Carrying	Estimated	Identical Assets	Inputs	Inputs
December 31, 2015	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash equivalents and federal funds sold	$18,895	$18,895	$18,895	$0	$0
Securities available for sale	8,711	8,711	0	8,711	0
Securities held to maturity	666	666	0	0	666
Other investment securities	2,209	2,209	0	0	2,209
Loans, net of allowance for loan loss	293,072	306,704	0	0	306,704
Accrued interest receivable	1,302	1,302	0	0	1,302

Financial Liabilities:
Noninterest-bearing deposits	$(55,574)	$(55,574)	$(55,574)	$0	$0
Interest-bearing deposits	(147,994)	(147,994)	0	(147,994)	0
Time deposits	(93,058)	(92,370)	0	(92,370)	0
FHLB advances	(6,574)	(5,893)	0	(5,893)	0
Accrued interest payable	(45)	(45)	0	0	(45)

The following describes the valuation methodologies used by management to measure financial assets and liabilities at fair value on a recurring basis as recognized in the Corporation’s accompanying balance sheets as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy.

•	Cash equivalents and federal funds sold – The carrying value of cash, amounts due from banks and federal funds sold assumed to approximate fair value.

•	Investment securities – Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using quoted prices of securities with similar characteristics or independent asset pricing services and pricing models, the inputs of which are market-based or independently sourced market parameters, including, but not limited to, yield curves, interest rates, volatilities, prepayments, defaults, cumulative loss projections and cash flows. Such securities are classified in level 2 of the valuation hierarchy. All other securities are classified as level 3 of the valuation hierarchy.

•	Other investment securities – principally consists of investments in Federal Home Loan Bank stock, which has limited marketability and is carried at cost.

•	Loans – The loan portfolio includes adjustable and fixed rate loans, the fair value of which is estimated using discounted cash flow analyses. To calculate discounted cash flows, the loans are aggregated into pools of similar types and expected repayment terms. The expected cash flows are based on historical prepayment experiences and estimated credit losses for non-performing loans and are discounted using current rates at which similar loans would be made to borrowers with similar credit ratings and similar remaining maturities. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

•	Accrued interest receivable – The carrying value of accrued interest receivable approximates fair value due to the short-term duration.

•	Noninterest-bearing deposits – The fair value of noninterest-bearing demand deposits, which have no stated maturity, are considered equal to their carrying amount, representing the amount payable on demand.

•	Interest-bearing deposits – The fair value of demand, money market and savings deposits, which have no stated maturity, are considered equal to their carrying amount, representing the amount payable on demand.

22.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	Time deposits – The fair value for fixed rate time deposits is estimated using a discounted cash flow calculation that applies interest rates currently being offered for time deposits with similar terms and similar remaining maturities.

•	FHLB advances – The fair value of long-term debt is estimated using a discounted cash flow calculation which utilizes the interest rates currently offered for borrowings of similar remaining maturities.

•	Accrued interest payable – The carrying value of accrued interest payable approximates fair value due to the short-term duration.

•	Other financial instruments – The fair value of other financial instruments, including loan commitments and unused letters of credit, is based on discounted cash flow analysis and is not material.

In April 2015, the Corporation purchased a state and political subdivision bond which was determined to be a Level 3 asset. Changes in Level 3 assets measured at fair value on a recurring basis for the nine months ended September 30, 2016 are as follows:

State and Political
Subdivision Bonds
(In thousands)
September 30, 2016
Beginning balance – January 1, 2016	$666,000
Purchases	0
Principal payments	0
Ending balance – September 30, 2016	$666,000

The fair value of the municipal bond at September 30, 2016 was determined primarily based on Level 3 inputs. The Corporation estimates the fair value of this investment based on the par value of the security. This security is reported at par value because there is no information to indicate the fair value would differ from the par value.

Both observable and unobservable inputs may be used to determine the fair value positions classified as Level 3 assets and liabilities.

There were no unrealized gains or losses for the Level 3 assets held by the Corporation at September 30, 2016, as the book value of the asset approximates fair value.

NOTE 11   STOCK-BASED COMPENSATION

The Corporation has two share-based compensation plans in existence; the 1997 Stock Option Plan (expired but having outstanding options that may still be exercised) and the 2009 Incentive Stock Option Plan, which is described below.

The Corporation’s 2009 Incentive Stock Option Plan, which was shareholder approved, permitted the grant of stock options to its selected key employees. No more than 150,000 shares of the Corporation’s common stock may be issued under the plan. The shares that may be issued may be authorized but unissued shares or treasury shares. The plan permits the grant of incentive awards in the form of stock options, restricted shares and certain other stock-based awards on a periodic basis at the discretion of the board. At September 30, 2016, the remaining shares available for issuance under the plan totaled 29,083.

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

23.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Corporation did not grant any stock options during the nine months ended September 30, 2016. The fair value of options granted in 2015 was determined using the following weighted average assumptions as of the date of grant.

2015
Dividend yield	3.16%
Risk-free interest rate	1.94%
Expected volatility	22.29%
Weighted average expected life	8 years
Weighted average per share fair value of options	$4.47

Intrinsic value represents the amount by which the fair market value of the Corporation’s stock, $51.01 at September 30, 2016, exceeds the exercise price of the stock options. At September 30, 2016, the aggregate intrinsic value of stock options outstanding and exercisable was $1,477,000 and $1,090,000, respectively, compared to an aggregate intrinsic value of outstanding and exercisable stock options of $871,000 and $736,000, respectively, at December 31, 2015.

The following table summarizes stock option activity for the nine months ended September 30, 2016.

		Weighted
	Number	Average
	Of	Exercise
Stock Options	Options	Price
Outstanding options at January 1, 2016	83,550	$20.18
Granted	0	0.00
Exercised	(32,899)	17.63
Forfeited	(233)	27.40
Expired	0	0.00
Outstanding options at September 30, 2016	50,418	$21.82
Exercisable at September 30, 2016	34,716	$19.60

The fair value of options granted is amortized as compensation expense, recognized on a straight-line basis over the vesting period of the respective stock option grant. Compensation expense related to employees is included in personnel expense while compensation expense related to directors is included in other operating expense. The Corporation recognized compensation expense of $11,000 and $39,000 for the three and nine months ended September 30, 2016, respectively, related to the awards of nonrestricted stock options, compared to compensation expense of $13,000 and $32,000 for the same periods in 2015. At September 30, 2016, the Corporation had $63,000 of unrecognized compensation expense related to nonrestricted stock options. This remaining cost is expected to be recognized over a weighted average vesting period of approximately 4.0 months.

The following is a summary of outstanding and exercisable stock options at September 30, 2016.

	Number	Weighted Average	Number
	Of Shares	Remaining	Of Shares
Exercise Price	Outstanding	Contractual Life	Exercisable
$12.30	4,900	2.87 years	4,900
$13.25	3,900	3.87 years	3,900
$17.40	3,800	4.87 years	3,800
$19.28	7,600	5.78 years	7,600
$21.35	4,750	6.86 years	4,750
$24.47	8,167	7.88 years	4,500
$27.40	17,301	8.87 years	5,266
Total	50,418	6.78 years	34,716

24.

COMMERCIAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about the Corporation’s nonvested stock option activity for the nine months ended September 30, 2016.

	Number	Weighted
	Of	Average
Nonvested Options	Options	Price
Nonvested options at January 1, 2016	29,051	$25.97
Granted	0	0.00
Vested	(13,116)	25.09
Forfeited	(233)	27.40
Nonvested options at September 30, 2016	15,702	$26.72

The fair value of restricted stock is equal to the fair market value of the Corporation’s common stock on the date of grant. Restricted stock awards are recorded as unearned compensation, a component of shareholders’ equity, and amortized to compensation expense over the vesting period. The Corporation recognized compensation expense of $30,000 and $107,000 for the three and nine months ended September 30, 2016, respectively, related to restricted stock grants compared to $33,000 and $81,000 for the same periods in 2015. At September 30, 2016, the Corporation had approximately $161,000 of unrecognized compensation expense related to restricted stock awards. This remaining cost is expected to be recognized over a weighted average vesting period of approximately 4.0 months.

The following table summarizes restricted stock activity for the nine months ended September 30, 2016.

		Weighted
	Nonvested	Average
	Number of	Grant Date
Restricted Stock	Shares	Fair Value
Nonvested balance at January 1, 2016	18,700	$24.60
Granted	0	0.00
Vested	(6,750)	21.35
Forfeited/expired	0	0.00
Nonvested balance at September 30, 2016	11,950	$26.43

25.

COMMERCIAL BANCSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following review presents management’s discussion and analysis of the consolidated financial condition of Commercial Bancshares, Inc. and its wholly owned subsidiaries, Commercial Savings Bank and Commercial Financial and Insurance Agency, LTD at September 30, 2016, compared to December 31, 2015, and the consolidated results of operations for the three and nine-month periods ended September 30, 2016 compared to the same periods in 2015.  The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements and related footnotes.

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

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties.  In general, forward-looking statements relate to a discussion of future financial results or projections, future economic performance, future operational plans and objectives and statements regarding the underlying assumptions of such statements.  Although the Corporation’s management believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements herein will prove to be accurate.

Various risks and uncertainties may cause actual results to differ materially from those indicated by the Corporation’s forward-looking statements. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to: Economic conditions (both generally and more specifically, in the markets in which the Corporation and its subsidiaries operate); competition for the Corporation’s customers from other providers of financial services; deposit outflows or reduced demand for financial services and loan products; government legislation, regulation and changes in monetary and fiscal policies (which changes from time to time and over which the Corporation has no control); changes in interest rates; changes in prepayment speeds of loans or investment securities; inflation; material unforeseen changes in liquidity, results of operations or financial condition of the Corporation’s customers’ changes in the level of non-performing assets and charge-offs; changes in the number of common shares outstanding; unexpected claims or litigation against the Corporation; expected insurance or other recoveries; technological or operational difficulties; the impact of new accounting pronouncements and changes in policies and practices that may be adopted by regulatory agencies; acts of war or terrorism; the ability of the Parent Company to receive dividends from its subsidiaries; the impact of larger or similar financial institutions encountering difficulties, which may adversely affect the banking industry or the Corporation; the Corporation or its subsidiary bank’s ability to maintain required capital levels and adequate funding sources and liquidity; and other risks or uncertainties detailed in the Corporation’s filings with the Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of the Corporation.

26.

COMMERCIAL BANCSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

The Corporation’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and follow general practices applicable to the banking industry.  Application of these principles requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.  These estimates, assumptions and judgments are based on information available as of the date of the financial statements.  Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and as such, have a greater possibility of producing results that could be material different than originally reported.  Estimates, assumptions and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event.  Carrying assets and liabilities at fair value inherently results in more financial statement volatility between reporting periods.  The fair values and the information used to record valuation adjustments for certain assets and liabilities are based on quoted market prices or are provided by third-party sources, when available.  When third-party information is not available, valuation adjustments are estimated in good faith by management primarily through the use of internal cash flow modeling techniques.

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

On August 23, 2016, Commercial Bancshares Inc., (the “Corporation”) and First Defiance Financial Corp (“First Defiance”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Commercial Bancshares Inc., will merge with and into First Defiance (the “Merger”). The Commercial Savings Bank, the Corporation’s wholly owned subsidiary, will merge with and into First Federal Bank of the Midwest, a wholly owned subsidiary of First Defiance, with First Federal Bank of the Midwest as the surviving institution. At the effective time and as a result of the Merger, a shareholder of the Corporation will have the right to receive for each common share of the Corporation either $51.00 in cash or 1.1808 shares of First Defiance common stock (“First Defiance Shares”), subject to total consideration being paid 80% in First Defiance Shares and 20% in cash as provided in the Merger Agreement.

The transaction is expected to close in the first quarter of 2017, subject to the satisfaction of customary closing conditions, including regulatory approvals and the approval of the Corporation’s shareholders.

28.

COMMERCIAL BANCSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net income increased 19.4% to $3,030,000 for the nine months ended September 30, 2016 compared to $2,538,000 for the nine months ended September 30, 2015. Basic and diluted earnings per share for the nine months ended September 30, 2016 were $2.54 and $2.50, respectively, compared to $2.12 and $2.08 for the same period in 2015. The increase in net income is largely attributable to the recognition of $677,000 of other income as a result of bank-owned life insurance proceeds received during the first quarter of 2016, offset by merger-related expenses of $515,000.

The Corporation’s return on average equity and return on average assets for the nine months ended September 30, 2016 was 11.06% and 1.18%, respectively, compared to 9.58% and 1.02% for the same period in 2015. The Corporation’s efficiency ratio, on a fully tax-equivalent basis was 65.82% for the nine months ended September 30, 2016, compared to 67.60% for the same period in 2015.

FINANCIAL CONDITION

Assets totaled $347,039,000 at September 30, 2016, compared to $341,090,000 as of December 31, 2015, reflecting an increase of $5,949,000 or 1.7%, largely reflecting increases in federal funds sold and net loans, partially offset by a decrease in other assets.  Liabilities totaling $308,464,000 at September 30, 2016, increased $3,510,000 or 1.2% from total liabilities of $304,954,000 at December 31, 2015, primarily due to an increase in deposit balances partially offset by the repayment of FHLB advances.  Shareholders’ equity increased $2,439,000 or 6.8% at September 30, 2016 to $38,575,000 from $36,136,000 at year-end 2015, largely due to an increase in retained earnings.

Cash equivalents and federal funds sold include working cash funds, due from banks, interest-bearing deposits in other financial institutions, items in process of collection and federal funds sold.  The Bank is required to maintain average reserve balances with the Federal Reserve Bank based on average daily deposit balances and statutory reserve ratios prescribed by the type of deposit account.  The average balance held in reserve for the nine months ended September 30, 2016 was $4,050,000, compared to $4,295,000 for the same period in 2015.  At September 30, 2016, cash equivalents and federal funds sold totaled $22,696,000, an increase of $3,801,000 or 20.1% from $18,895,000 at December 31, 2015.

The investment securities portfolio is comprised primarily of residential mortgage-backed securities, tax-exempt securities of state and political subdivisions, (available for sale as well as held to maturity), debt securities issued by U.S. government-sponsored agencies and other equity securities.  Investment securities decreased 3.9% or $446,000 to $11,140,000 at September 30, 2016 from $11,586,000 at December 31, 2015.  The decline in investment securities was predominantly due to principal pay downs and prepayments of mortgage-backed securities.  Available for sale investment securities are reported at fair value with unrealized holding gains and losses, based on the difference between amortized cost and fair value, reported net of deferred tax, as accumulated other comprehensive income (loss), a separate component of shareholders’ equity.  Declines in the fair value of individual securities below their cost that are other-than-temporary, result in write downs of the individual securities to their fair values.  Securities that are held as available for sale are used as part of the Corporation’s asset/liability management strategy.  Securities that may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital and other similar factors are classified as available for sale.  Securities that management has the positive intent and ability to hold until maturity are classified as held to maturity.  Held to maturity investment securities are carried at amortized cost.

At September 30, 2016, the Corporation’s investment portfolio consisted primarily of obligations of state and political subdivisions, mortgage-backed securities and U.S. government agency securities.  To reduce the Corporation’s income tax burden, $4,795,000 or 43.0% of the Corporation’s investment portfolio as of September 30, 2016, was invested in tax-exempt obligations of state and political subdivisions, compared to $4,898,000 or 42.3% of the Corporation’s investment portfolio at December 31, 2015.

Loans are reported at their outstanding principal balances less unearned income, the allowance for loan losses and any deferred fees or costs on originated loans. Interest income from loans is accrued based on the principal balance outstanding. Loan origination fees, net of certain loan origination costs, are deferred and recognized as an adjustment to the related loan yield. Loans make up the largest component of total assets. At September 30, 2016, net loans totaled $296,380,000, representing 85.4% of total assets and an increase of $3,308,000 or 1.1% from $293,072,000 at December 31, 2015. The increase in net loans between periods was largely due to increases in the commercial and real estate loan portfolios of $2,217,000 and $2,196,000, respectively, offset by declines in agricultural and consumer loan balances.

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

The Corporation’s methodology in determining the allowance for loan losses includes segmenting the loan portfolio into various components and applying various loss factors to estimate the amount of probable losses.  The largest segment of the loan portfolio is comprised of credit-rated commercial loans, comprising 81% of total loans at September 30, 2016.  Credit-rated commercial loans include commercial and industrial loans along with loans to commercial borrowers that are secured by real estate (commercial property, multi-family residential property, 1-4 family residential property, and construction and land).  For each loan within this segment, a credit rating is assigned based on a review of specific risk factors including (i) historical and projected financial results of the borrower, (ii) market conditions of the borrower’s industry that may affect the borrower’s future financial performance, (iii) business experience of the borrower’s management, (iv) nature of the underlying collateral, if any, and (v) borrower’s history of payment performance.

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

31.

COMMERCIAL BANCSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At September 30, 2016 and December 31, 2015, the general reserve represented 98% of the total allowance for loan losses while the specified allowance accounted for 2% of the total.  The severity of estimated losses on impaired loans can differ substantially from actual losses.  The general reserve is calculated in two parts based on an internal risk classification of loans within each portfolio segment.  General reserves on loans considered to be “classified” under regulatory guidance are calculated separately from loans considered to be “pass” rated under the same guidance.  This segregation allows management to monitor the reserves related to higher risk loans separate from the remainder of the portfolio in order to better manage risk and ensure the sufficiency of reserves.

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

At September 30, 2016 and December 31, 2015, the allowance for loan losses stood at $3,884,000 and $3,861,000, respectively, and the ratio of the allowance for loan losses to total loans was 1.29% and 1.30%, respectively.  The ratio of annualized net charge-offs to average outstanding loans was 0.02% at September 30, 2016, compared to 0.16% at December 31, 2015.  For the three months ended September 30, 2016, the Corporation provided $53,000 to the allowance for loan losses following net charge-offs of $22,000, compared to a provision of $86,000 following net charge-offs of $247,000 for the same period in 2015.  For the nine months ended September 30, 2016, the Corporation provided $70,000 to the allowance for loan losses to maintain the balance at an adequate level following net charge-offs of $47,000.  For the nine months ended September 30, 2015, the Corporation provided $138,000 to the allowance for loan losses following net charge-offs of $329,000.

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

Loans are placed on nonaccrual status when management believes the collection of principal and interest is doubtful or when loans are past due as to principal and interest 90 days or more, except in certain circumstances when interest accruals are continued on loans deemed by management to be fully collateralized and in the process of being collected. In such cases, the loans are individually evaluated in order to determine whether to continue income recognition after 90 days beyond the due dates. At September 30, 2016 and December 31, 2015, there were no 90 day delinquent loans that were on accrual status.

When management identifies a loan as impaired, the impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the observable market price of the loan, except when the sole (remaining) source of repayment for the loan is the liquidation of the collateral.  In this case, management uses the current fair value of the collateral, less selling costs when foreclosure is probable, instead of discounted cash flows.  If management determines the value of the impaired loan is less than the recorded investment in the loan (net of previous charge-offs and deferred loan fees or costs), impairment is recognized through an allowance estimate or a charge-off to the allowance.  When management determines an impaired loan is a confirmed loss, the estimated impairment is directly charged off to the loan rather than creating a specific reserve for inclusion in the allowance for loan losses.  However, not all impaired loans are in nonaccrual status as they may be current with regards to the payment terms.  Their determination as an impaired loan is based on some inherent weakness in the credit that may, if certain circumstances occur or arise, result in an inability to comply with the loan agreement’s contractual terms.  Impaired loans exclude large groups of smaller-homogenous loans that are collectively evaluated for impairment such as consumer real estate and installment loans.

The allowance for loan losses, specifically related to impaired loans at September 30, 2016 and December 31, 2015 was $62,000 and $76,000, respectively, related to loans with principal balances of $1,675,000 and $1,714,000. Impaired loans with no related allowance recorded at September 30, 2016 totaled $3,090,000 compared to $3,158,000 at December 31, 2015. Total impaired loans at September 30, 2016 totaled $4,765,000, a decrease of $107,000 or 2.2% from total impaired loans of $4,872,000 at December 31, 2015. The Corporation’s financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on the loan portfolio, unless a loan is placed on nonaccrual status. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected. For the three and nine months ended September 30, 2016, the Corporation received interest payments of $59,000 and $217,000, respectively, related to impaired loans averaging $4,785,000 and $4,820,000, compared to interest payments of $77,000 and $214,000, related to impaired loans averaging $5,351,000 and $5,746,000 for the three and nine months ended September 30, 2015.

Management’s general practice is to proactively charge down loans individually evaluated for impairment to the fair value of the underlying collateral.  Consistent with regulatory guidance, charge-offs on all loan segments are taken when specific loans, or portions thereof, are considered uncollectible.  The Corporation’s policy is to promptly charge these loans off in the period the uncollectible loss is reasonably determined.  Management believes that by taking a proactive approach in identify problems and determine their ultimate collectability, using both internal and external portfolio loan reviews, that any potential losses which may be incurred on these credits in the future are incorporated into its analysis of the adequacy of the Corporation’s allowance for loan losses.

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

Troubled debt restructured loans totaled $4,295,000 at September 30, 2016, representing five credit relationships in which economic concessions were granted to borrowers to better align the terms of their loans with their current ability to repay.  Troubled debt restructured balances are down slightly from $4,349,000 at December 31, 2015.  As of September 30, 2016, 87% of all restructured loans were performing in accordance with the terms of the restructure.  The specified reserve required for these TDRs, whether collateral dependent or not, was $62,000, representing 2% of the total loan loss reserve and 100% of the total specified reserve.  There are no commitments to lend additional amounts to borrowers with loans classified as troubled debt restructurings as of September 30, 2016.

Non-performing assets include nonaccrual loans as well as other real estate owned and other repossessed assets. Non-performing loans are comprised of loans on nonaccrual status along with loans that are contractually past due 90 days or more but have not been classified as nonaccrual. At September 30, 2016, the Corporation had non-performing loans of $605,000, representing 0.20% of gross loans, compared to non-performing loans of $721,000 or 0.24% of gross loans at December 31, 2015. At September 30, 2016, non-performing loans by loan category were as follows: $537,000 in commercial operating loans; $42,000 in commercial real estate loans and $26,000 in consumer loans. Management evaluated non-performing loans at September 30, 2016 and believes that they have charged off, written down or established adequate loss reserves on all identified problem loans.

Other assets, including premises and equipment, accrued interest receivable, bank-owned life insurance, OREO and other repossessed assets and other assets decreased $714,000 or 4.1% to $16,823,000 at September 30, 2016 from $17,537,000 at December 31, 2015.  The decrease in other assets was primarily due to a decrease of $1,062,000 or 11.6% in bank-owned life insurance due to the death of a former executive and proceeds received on the life insurance policy associated with the former executive.  Premises and equipment decreased $203,000 or 3.6% to $5,745,000 at September 30, 2016 from $5,678,000 at December 31, 2015, largely reflecting depreciation expense of $454,000 offset with capital purchases of $251,000.  Other assets increased $657,000 or 53.9% to $1,876,000 at September 30, 2016 from $1,219,000 at December 31, 2015, largely due to increases in tax assets and prepaid expenses.

Other real estate owned acquired through partial or total satisfaction of non-performing loans is included in other assets and recorded at fair value less anticipated selling costs based upon the property’s appraised value at the date of transfer, with any difference between the fair value of the property less costs to sell, and the carrying value of the loan charged to the reserve for loan losses.  Subsequent write-downs that may be required are expensed as incurred.  Gains and losses realized from the sale of other real estate owned, as well as valuation adjustments, are included in noninterest expense as well as expenses of operation.  During the nine months ended September 30, 2016, two properties with a total carrying value of $36,000 were transferred to OREO, while five properties with a carrying value of $104,000 were sold at a net loss of $15,000.  There were no properties held in OREO as of September 30, 2016, compared to three properties with a carrying value of $70,000 at year-end 2015.

Other repossessed assets, resulting from loans where the Corporation has received title or physical possession of the borrower’s assets, is included in other assets and is recorded at fair value, less estimated selling costs.  At the time of repossession, the recorded amount of the loan is written down to the fair value of the equipment or vehicle by a charge to the reserve for loan losses.  Gains and losses realized from the sale of other repossessed assets, as well as valuation adjustments, are included in noninterest income while valuation adjustments are included in noninterest expense.  During the nine months ended September 30, 2016, additions to other repossessed assets totaled $12,000.  During the same period, repossessed assets with a total carrying value of $91,000, sold for a net loss of $21,000 while another $41,000 in valuation adjustments were taken against income.  At September 30, 2016, other repossessed assets totaled $3,000 compared to $123,000 at December 31, 2015.

34.

COMMERCIAL BANCSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Total deposits increased $8,644,000 or 2.9% to $305,270,000 at September 30, 2016 from $296,626,000 at December 31, 2015.  The increase in deposits was largely due to an increase of $12,248,000 or 10.7% in savings and time deposits less than $250,000 and an increase of $1,876,000 or 23.7% in savings and time deposits greater than $250,000.  The increase in savings and time deposits was partially offset by decreases in interest and noninterest-bearing demand deposits of $4,547,000 and $933,000, respectively.

The Bank offers a broad selection of deposit accounts, including noninterest-bearing demand deposits such as checking accounts, interest-bearing checking accounts, money market accounts, savings accounts and certificates of deposits.  Included in the certificates of deposit balances at September 30, 2016 was a total of $38,302,000 in reciprocal certificates of deposits offered under the Certificate Deposit Account Registry Service (“CDARs”), a program in which the Bank participates.  Under the CDARS program, participating banks are able to match customer’s deposits that would otherwise exceed the limits for FDIC insurance with certificates of deposits offered at other participating banks, thereby providing FDIC insurance to these excess deposits.

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

The Corporation utilizes both short-term and long-term borrowings as an alternate funding source to deposits and can be used to fund the Corporation’s liquidity needs.  Short-term borrowings, which include federal funds purchased, are borrowings from other banks that mature daily.  FHLB advances are loans from Federal Home Loan Bank that can mature daily or have longer maturities with fixed or floating rates of interest.  FHLB borrowings are generally used to provide additional funding for loan growth when it is in excess of deposit growth and to manage interest rate risk but can also be used as an additional source of liquidity for the Corporation.  Borrowed funds totaled $1,483,000 at September 30, 2016, a decrease of $5,091,000 or 77.4%, from $6,574,000 at December 31, 2015.  The Corporation’s borrowing capacity at FHLB totaled $40,902,000 of which $30,919,000 was available at September 30, 2016.  Management believes the Corporation has adequate liquidity to meet their commitments for the foreseeable future.

Shareholders’ equity increased $2,439,000 or 6.8% to $38,575,000 at September 30, 2016 from $36,136,000 at December 31, 2015.  The increase in shareholders’ equity was primarily attributable to current earnings of $3,030,000 less $454,000 for the purchase of treasury stock, plus adjustments of $801,000 relating to deferred compensation plan, treasury stock and stock-based compensation expense activity.  The Corporation declared cash dividends of $0.75 per share for the nine months ended September 30, 2016, decreasing equity by $893,000.  Included in shareholders’ equity is accumulated other comprehensive income which includes the net after-tax impact of unrealized gains or losses on investment securities classified as available for sale, which decreased $45,000 for the nine months ended September 30, 2016.  Such unrealized gains or losses are generally due to changes in interest rates and represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities.

During the nine months ended September 30, 2016, the Corporation returned 29.47% of earnings through dividends of $893,000 at $0.75 per share compared to a return on earnings of 29.83% through dividends of $757,000 at $0.63 per share for the same period in 2015.  Average shareholders’ equity to average assets was 11.06% for the nine months ended September 30, 2016 compared to 10.64% for the nine months ended September 30, 2015.

35.

COMMERCIAL BANCSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Corporation reported net income, after taxes of $436,000 for the three months ended September 30, 2016, a decrease of $509,000 or 53.9% from net income, after taxes of $945,000 for the three months ended September 30, 2015. Basic and diluted net income per common share was $0.36 for the third quarter ended September 30, 2016, compared to basic and diluted net income per common share of $0.79 and $0.77, respectively, for the third quarter of 2015. The decrease in net income was primarily driven by an increase in noninterest expense of $652,000, primarily consisting of merger-related expenses of $515,000, partially offset by a decrease of $49,000 in income tax expense and an increase of $99,000 in net interest income after the provision for loan losses. Net income, after taxes for the nine months ended September 30, 2016 was $3,030,000, an increase of $492,000 or 19.4% from net income of $2,538,000 for the nine months ended September 30, 2015. Basic and diluted net income per common share was $2.54 and $2.50, respectively, for the nine months ended September 30, 2016, compared to basic and diluted net income per common share of $2.12 and $2.08, respectively, for the same period in 2015. The increase in net income for the nine months ended September 30, 2016 was primarily attributable to an increase of $673,000 in noninterest income and an increase of $405,000 in net interest income after the provision for loan losses, partially offset by an increase of $449,000 in noninterest expense, primarily consisting of merger-related expenses and an increase of $137,000 in income tax expense. Significant components of the Corporation’s results of operations are included below.

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

Net interest margin is significantly impacted by movements in interest rates and changes in the mix of earning assets and the liabilities that fund those assets.  Net interest margin is calculated by expressing tax equivalent net interest income as a percentage of average interest-earning assets and represents the Corporation’s net yield on its earning assets.  Net interest margin is an indicator of the Corporation’s effectiveness in generating income from its earning assets.  Net interest margin is affected by the structure of the balance sheet as well as by competitive pressures, Federal Reserve regulatory and monetary policies and the economy.  The Corporation’s net interest margin, on a fully taxable equivalent basis, was 4.33% for the three-month period ended September 30, 2016, compared to 4.54% for the same period in 2015.  Interest rate spread, which is the average yield on interest-earning assets minus the average rate paid on interest-bearing liabilities, was 4.26% and 4.46% for the three months ended September 30, 2016 and 2015, respectively.   For the nine months ended September 30, 2016, the Corporation’s net interest margin and interest rate spread was 4.44% and 4.36%, respectively, compared to net interest margin and interest rate spread of 4.48% and 4.40%, respectively, for the same period in 2015.

Net interest income, on a fully taxable equivalent basis, for the three months ended September 30, 2016, was $3,529,000, an increase of $53,000 or 1.5%, compared to $3,476,000 for the same period in 2015.  Net interest income, on a fully taxable equivalent basis, for the nine months ended September 30, 2016 was $10,636,000, an increase of $298,000 or 2.9%, compared to $10,338,000 for the same period in 2015.  The increase for both the three and nine-month periods was largely attributable to growth in the loan portfolio compared to the same periods in 2015.  The Corporation’s overall cost of funds in 2016 remained relatively constant at 0.36% for the nine-month period, compared to 0.35% and 0.36% for the three and nine month-periods in 2015.  The average yield on earning assets for the three and nine months ended September 30, 2016 was 4.62% and 4.72%, respectively, compared to 4.81% and 4.76% for the same periods in 2015.

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

TABLE  1  YIELD ANALYSIS

For the three-month period ended September 30, 2016 and 2015.

(Dollar amounts in thousands)

	Three Months Ended September 30,
	2016			2015
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Federal funds sold	$18,080	$23	0.51%	$12,164	$8	0.26%
Investment securities:
Taxable securities (1)	6,397	45	2.80	7,116	46	2.56
Tax exempt securities (1)	4,833	71	5.76	7,081	107	6.00
Loans (2) (3)	294,599	3,620	4.89	277,716	3,529	5.04
Earning assets	323,909	3,759	4.62%	304,077	3,690	4.81%
Other assets	21,725			22,755
Total assets	$345,634			$326,832

Interest-bearing demand deposits	$118,680	$24	0.08%	$114,918	$23	0.08%
Savings deposits	30,226	3	0.04	28,009	2	0.03
Time deposits	104,584	195	0.74	94,209	179	0.75
Borrowed funds	1,503	8	2.12	2,895	10	1.37
Interest-bearing liabilities	254,993	230	0.36%	240,031	214	0.35%
Noninterest-bearing demand deposits	50,137			49,208
Other liabilities	1,639			1,539
Shareholders’ equity	38,865			36,054
Total liabilities and shareholders’ equity	$345,634			$326,832

Net interest income		$3,529			$3,476

Interest rate spread			4.26%			4.46%
Net interest margin (4)			4.33%			4.54%

(1)	Average yields on all securities have been computed based on amortized cost. Income on tax-exempt securities has been computed on a taxable-equivalent basis using a 34% federal tax rate and a 20% disallowance of interest expense deductibility under TEFRA rules. The amount of such adjustment was $23,000 and $36,000 for the three-month period ended September 30, 2016 and 2015.
(2)	Average balance is net of deferred loan fees of $753,000 and $664,000 for the three months ended September 30, 2016 and 2015, respectively.
(3)	Interest income includes loan fees of $115,000 and $128,000 for the three-month period ended September 30, 2016 and 2015, respectively, as well as $29,000 and $33,000 of deferred dealer reserve expense for the same years.
(4)	Net interest margin is the ratio of annualized tax equivalent net interest income to average earning assets.

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

TABLE  2  YIELD ANALYSIS

For the nine-month period ended September 30, 2016 and 2015.

(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2016			2015
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Federal funds sold	$16,227	$61	0.50%	$21,027	$39	0.25%
Investment securities:
Taxable securities (1)	6,508	131	2.69	7,259	142	2.62
Tax-exempt securities (1)	4,864	214	5.82	6,911	312	6.04
Loans (2) (3)	292,210	10,902	4.98	273,579	10,504	5.13
Earning assets	319,809	11,308	4.72%	308,776	10,997	4.76%
Other assets	21,968			24,178
Total assets	$341,777			$332,954

Interest-bearing demand deposits	$118,057	$71	0.08%	$116,472	$69	0.07%
Savings deposits	29,965	7	0.03	27,399	7	0.03
Time deposits	101,829	565	0.74	100,913	555	0.74
Borrowed funds	2,706	29	1.43	2,082	28	1.80
Interest-bearing liabilities	252,557	672	0.36%	246,866	659	0.36%
Noninterest-bearing demand deposits	49,833			49,066
Other liabilities	1,577			1,580
Shareholders’ equity	37,810			35,442
Total liabilities and shareholders’ equity	$341,777			$332,954

Net interest income		$10,636			$10,338

Interest rate spread			4.36%			4.40%
Net interest margin (4)			4.44%			4.48%

(1)	Average yields on all securities have been computed based on amortized cost. Income on tax-exempt securities has been computed on a taxable-equivalent basis using a 34% federal tax rate and a 20% disallowance of interest expense deductibility under TEFRA rules. The amount of such adjustment was $69,000 and $108,000 for the nine-month period ended September 30, 2016 and 2015.
(2)	Average balance is net of deferred loan fees of $735,000 and $689,000 for the nine months ended September 30, 2016 and 2015, respectively.
(3)	Interest income includes loan fees of $442,000 and $424,000 for the nine-month period ended September 30, 2016 and 2015, respectively, as well as $100,000 and $111,000 of deferred dealer reserve expense for the same years.
(4)	Net interest margin is the ratio of annualized tax equivalent net interest income to average earning assets.

38.

COMMERCIAL BANCSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest and fee income, on a fully taxable equivalent basis totaled $3,759,000 for the three months ended September 30, 2016, an increase of $69,000 or 1.9% from $3,690,000 for same period in 2015.  Average net loans, representing 90.95% and 91.33% of average earning assets at September 30, 2016 and 2015, respectively, increased $16,883,000 or 6.1%, while the average tax equivalent yield earned decreased 15 basis points.  Average federal funds sold, representing 5.58% and 4.00% of average earning assets at September 30, 2016 and 2015, respectively, decreased $5,916,000 or 48.6%, while the average yield earned increased 25 basis points.  Average investment securities, representing 3.47% and 4.67% of average earning assets at September 30, 2016 and 2015, respectively, decreased $2,967,000 or 20.9%, while the average tax equivalent yield earned decreased 21 basis points.

Interest and fee income, on a fully taxable equivalent basis totaled $11,308,000 for the nine months ended September 30, 2016, an increase of $311,000 or 2.83% from $10,997,000 for the same period in 2015.  Average net loans, representing 91.37% and 88.60%, of average earning assets at September 30, 2016 and 2015, respectively, increased $18,631,000 or 6.8%, while the average tax equivalent yield earned decreased 15 basis points.  Average federal funds sold, representing 5.07% and 6.81% of average earning assets at September 30, 2016 and 2015, respectively, decreased $4,800,000 or 22.8%, while average yields earned increased 25 basis points.  Average investment securities, representing 3.56% and 4.59% of average earning assets at September 30, 2016 and 2015, respectively, decreased $2,798,000 or 19.8%, while the average tax equivalent yield earned decreased 25 basis points.

Interest expense totaled $230,000 for the three months ended September 30, 2016, an increase of $16,000 or 7.5% from $214,000 for the same period in 2015.  Average interest-bearing demand deposits, representing 46.54% and 47.88% of average interest-bearing liabilities at September 30, 2016 and 2015, respectively, increased $3,762,000 or 3.3%, with no change in the average rate paid between periods.  Average savings account balances, representing 11.85% and 11.67% of average interest-bearing liabilities at September 30, 2016 and 2015, respectively, increased $2,217,000 or 7.9%, while the average rate paid increased 1 basis point between periods.  Average time deposits, representing 41.01% and 39.25% of average interest-bearing liabilities at September 30, 2016 and 2015, respectively, increased $10,375,000 or 11.0%, while the average rate paid decreased 1 basis point between periods.  Average borrowings, representing 0.59% and 1.21% of average interest-bearing liabilities at September 30, 2016 and 2015, respectively, decreased $1,392,000 or 48.1%, while the average rate paid increased 75 basis points between periods.

Interest expense totaled $672,000 for the nine months ended September 30, 2016, an increase of $13,000 or 2.0% from $659,000 for the same period in 2015. Average interest-bearing demand deposits, representing 46.74% and 47.18% of average interest-bearing liabilities at September 30, 2016 and 2015, respectively, increased $1,585,000 or 1.4%, while the average rate paid increased 1 basis point between periods. Average savings account balances, representing 11.86% and 11.10% of average interest-bearing liabilities at September 30, 2016 and 2015, respectively, increased $2,566,000 or 9.4%, with no change in the average rate paid between periods. Average time deposits, representing 40.32% and 40.88% of average interest-bearing liabilities at September 30, 2016 and 2015, respectively, increased $916,000 or 0.9%, with no change in the average rate paid between periods. Average borrowings, representing 1.07% and 0.84% of average interest-bearing liabilities at September 30, 2016 and 2015, respectively, increased $624,000 or 30.0%, while the average rate paid decreased 37 basis points between periods.

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

39.

COMMERCIAL BANCSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The provision for loan and lease losses charged against income for the three months ended September 30, 2016 was $53,000, a decrease of $33,000 or 38.4%, compared to a provision of $86,000 for the same period in 2015.  The provision charged against income for the nine months ended September 30, 2016 was $70,000, a decrease of $68,000 or 49.3%, compared to a provision of $138,000 for the same period in 2015.  The decrease in the provision for loan losses was primarily due to a decline in delinquencies and net charge-offs as well as lower levels of adversely classified loans  Net charge-offs for the three and nine months ended September 30, 2016 was $22,000 and $47,000, respectively, compared to net charge-offs of $247,000 and $329,000 for the same periods in 2015.  Classified loans decreased $407,000 or 9.3% to $3,992,000 at September 30, 2016 from $4,399,000 at December 31, 2015.

Management considers the allowance for loan losses at September 30, 2016 adequate to cover loan losses based on its assessment of various factors affecting the loan portfolio, including the level of problem loans, overall delinquencies, business conditions, estimated collateral values and loss experience.  A decline in local and national economic conditions, or other factors, could result in a material increase in the allowance for loan losses which could adversely affect the Corporation’s financial condition and results of operations.  Further information relating to factors affecting the allowance for loan losses is discussed under Financial Condition.

Noninterest income consists primarily of fees and commissions earned on services that are provided to the Corporation’s banking customers, income generated from the leasing of office space, third-party mortgage referral fee income and other miscellaneous income.  Noninterest income for the three and nine months ended September 30, 2016 was $507,000 and $2,157,000, respectively, compared to $512,000 and $1,484,000 for the three and nine months ended September 30, 2015.  Following are some of the more significant factors affecting noninterest income in 2016:

•	An increase of $719,000 in miscellaneous income for the nine-month period, largely driven by a $677,000 death benefit that exceeded the cash surrender value of $1,222,000 on a bank-owned life insurance policy associated with a former executive as well as a refund of 2015 FDIC assessment fees of $39,000 from the Division of Financial Institutions. This refund is the result of recent legislation that eliminated the regulatory fees paid to the Division by Ohio-chartered banks and savings institutions.

•	A decrease of $58,000 in rent income, for the nine-month period, primarily due to lost income due to the sale of a branch office during the first quarter of 2015. The Corporation leased office space at this branch.

Noninterest expense consists primarily of personnel, occupancy, equipment and other operating expenses.  Noninterest expense for the three and nine months ended September 30, 2016 totaled $3,222,000 and $8,429,000, respectively, compared to $2,570,000 and $7,980,000 for the three and nine months ended September 30, 2015.  Following are some of the more significant factors affecting noninterest expense during 2016:

•	An increase of $113,000 and $250,000 in salaries and employee benefits for the three and nine-month periods, respectively, primarily reflecting annual salary increases as well as an increase in employee compensation costs relating to stock option awards, and an increase in group medical insurance plan expense.

•	A decrease of $322,000 in OREO and other miscellaneous loan expense for the nine-month period, largely due to the sale of two large commercial real estate properties during the second and third quarters of 2015.

•	A decrease of $34,000 and $80,000 in FDIC deposit insurance for the three and nine-month periods, respectively, primarily due to recent legislation passed by the Ohio General Assembly that eliminated the regulatory fees paid to the Division of Financial Institutions by Ohio-chartered banks and savings institutions.

•	Merger-related expenses of $515,000 for the three and nine-month periods reflecting attorney fees, auditor fees, investment banker fees and conversion costs associated with the upcoming merger with First Defiance.

•	An increase of $50,000 and $138,000 in other operating expense for the three and nine-month periods, respectively, primarily reflecting increases in checkcard losses and repossessed asset depreciation.

40.

COMMERCIAL BANCSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Corporation’s pre-tax income for the three and nine months ended September 30, 2016 totaled $738,000 and $4,225,000, respectively, resulting in a tax provision of $302,000 and $1,195,000, compared to pre-tax income of $1,296,000 and $3,596,000 resulting in a tax provision of $351,000 and $1,058,000 for the same periods in 2015. The Corporation’s effective tax rate for the three and nine months ended September 30, 2016 was 40.92% and 28.28%, respectively, compared to 27.08% and 29.42% for the same periods in 2015. The difference between the Corporation’s effective tax rate and the statutory rate is primarily attributable to non-deductible merger-related expenses incurred during the quarter and to the Corporation’s tax-exempt income. Tax-exempt income includes income earned on certain state and political subdivisions securities that qualify for state and/or federal income tax exemption and the Corporation’s earnings on Bank-owned life insurance policies, which are exempt from federal taxation.

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

The Corporation’s liquidity ratio at September 30, 2016 was 7.17% compared to 5.74% at year-end 2015.  Another measure of liquidity is the relationship of net loans to deposits and borrowed funds with lower ratios indicating greater liquidity.  At September 30, 2016 and December 31, 2015, the ratio of net loans to deposits and borrowed funds was 96.66%.  Management believes its sources of liquidity are adequate to meet the needs of the Corporation.

As presented in the accompanying unaudited Consolidated Statements of Cash Flows, the sources of liquidity vary between periods.  The Corporation’s cash equivalents and federal funds sold totaled $22,696,000 at September 30, 2016 compared to $20,904,000 at September 30, 2015.  The primary sources of funds during the first nine months of 2016 included an increase of $8,643,000 in net deposits, $7,000,000 in Federal Home Loan Bank advances and $4,079,000 in net cash provided by operating activities.  The primary uses of funds during the nine months of 2016 included the repayment of $12,091,000 in Federal Home Loan Bank advances, $3,383,000 in net loans and cash dividends of $893,000.

The primary sources of funds during the nine months of 2015 included $5,000,000 in Federal Home Loan Bank advances, $2,700,000 in net cash provided by operating activities, $2,121,000 in proceeds from the sale of OREO and other repossessed assets, $1,276,000 in pay downs and maturities of investment securities and $1,237,000 in proceeds from the disposition of premises and equipment.  The primary uses of funds during the nine months of 2015 included the decrease of $6,277,000 in net deposits, the repayment of $5,089,000 in Federal Home Loan Bank advances, $4,604,000 in net loans, $1,780,000 in security investment purchases and cash dividends of $757,000.

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

The Tier 1 common capital ratio excludes any preferred shares or non-controlling interests when determining the calculation.  This differs from the Tier 1 capital ratio which is based on the sum of its equity capital and disclosed reserves, and sometimes non-redeemable, non-cumulative preferred stock.  Under Basel III, the Bank is required to maintain a minimum CET1 ratio of 4.5% of risk-weighted assets.  At September 30, 2016, the Bank’s CET1 ratio was 12.5%, compared to 11.8% at December 31, 2015.  The Bank’s leverage and risk-based capital ratios at September 30, 2016, were 10.9% and 13.7%, respectively, compared to leverage and risk-based capital ratios of 10.6% and 13.0%, respectively, at December 31, 2015.  The Bank’s capital conservation buffer was 5.7% at September 30, 2016, well above the required buffer of 2.5%.  The Bank exceeded the minimum regulatory requirements to be considered well capitalized for both periods.  Should it become necessary to raise capital to expand the activities of the Corporation, the Corporation believes there are sufficient un-issued shares to satisfy the Corporation’s objectives.

TABLE  3  CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Corporation has certain obligations and commitments to make future payments under contract.  The following table presents the Corporation’s contractual obligations and commitments (in thousands) at September 30, 2016:

Contractual Obligations

	Payments Due by Period
		Less Than			After
	Total	One Year	1-3 Years	3-5 Years	5 Years
Time deposits and certificates of deposit	$106,091	$57,643	$34,931	$9,204	$4,313
Borrowed funds	1,483	0	0	0	1,483
Total contractual obligations	$107,574	$57,643	$34,931	$9,204	$5,796

Other Commitments

	Amount of Commitment – Expiration by Period
		Less Than			After
	Total	One Year	1-3 Years	3-5 Years	5 Years
Commitments to extend commercial credit	$23,276	$13,089	$2,554	$0	$7,633
Commitments to extend consumer credit	12,073	2,741	3,272	3,156	2,904
Standby letters of credit	215	215	0	0	0
Total other commitments	$35,564	$16,045	$5,826	$3,156	$10,537

Other obligations and commitments which are not included above include the deferred compensation plan, index plan reserve and split dollar life insurance.  The timing of payments for these plans is unknown.  See Note 1 of the 2015 Annual Report for additional details.

42.

COMMERCIAL BANCSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Items listed under “Contractual Obligations” represent standard bank financing activity under normal terms and practices.  Such funds normally rollover or are replaced by like items depending on the then-current financing needs.  Items shown under “Other Commitments” also represent standard bank activity, but for extending credit to bank customers.  Commercial credits generally represent lines of credit or approved loans with drawable funds still available under the contract terms.  On an on-going basis, approximately half of these amounts are expected to be drawn.  Consumer credits generally represent amounts drawable under revolving home equity lines or credit card programs.  Such amounts are usually deemed less likely to be drawn upon in total as consumers tend not to draw down all amounts on such lines.  Utilization rates tend to be fairly constant over time.  Standby letters of credit represent guarantees to finance specific projects whose primary source of financing comes from other sources.  In the unlikely event of the other source’s failure to provide sufficient financing, the bank would be called upon to fill the need.  The Corporation is also continually engaged in the process of approving new loans in a bidding competition with other banks.  Management and Board committees approve the terms of these potential new loans with conditions and/or counter terms made to the applicant customers.  Customers may accept the terms, make a counter proposal, or accept terms from a competitor.  These loans are not yet under contract, but offers have been tendered, and would be required to be funded if accepted.  Such agreements represent approximately $10,716,000 at September 30, 2016 in varying maturity terms.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market risk refers to the risk of loss arising from adverse changes in interest rates, foreign currency exchange rates, commodity prices, and other relevant market rates and prices.  The primary market risk to which the Corporation is subject is interest rate risk.  Management seeks to reduce fluctuations in its net interest margin and to optimize net interest income with acceptable levels of risk through periods of changing interest rates.  Accordingly, the Corporation’s interest rate sensitivity and liquidity are monitored on an ongoing basis by its Asset and Liability Committee (“ALCO”).  ALCO establishes risk measures, limits and policy guidelines for managing the amount of interest rate risk and its effect on net interest income and capital.  A variety of measures are used to provide for a comprehensive view of the magnitude of interest rate risk, the distribution of risk, the level of risk over time and the exposure to changes in certain interest rate relationships.  ALCO continuously monitors and manages the balance between interest rate sensitive assets and liabilities.  The objective is to manage the impact of fluctuating market rates on net interest income within acceptable levels.  In order to meet this objective, management may lengthen or shorten the duration of assets or liabilities.  Management considers market interest rate risk to be one of the Corporation’s most significant ongoing business risk considerations.

The two primary methods to monitor and manage interest rate risk are rate-sensitivity gap analysis and review of the effects of various interest rate shock scenarios.  Based upon ALCO’s review, there has been no significant change in the interest rate risk of the Corporation since year-end 2015.  (See Quantitative and Qualitative Disclosures about Market Risk in the Annual Report to Shareholders for the year ended December 31, 2015)

Item 4.  Controls and Procedures

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Corporation conducted an evaluation of its disclosure controls and procedures, pursuant to the requirements of Rule 13a-15(b) under the Securities Exchange Act of 1934.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of the end of the period covered by this report.

There was no change in the Corporation’s internal control over financial reporting that occurred during the Corporation’s fiscal quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

43.

COMMERCIAL BANCSHARES, INC.

FORM 10-Q

Quarter ended September 30, 2016

PART II – OTHER INFORMATION

Item 1	Legal Proceedings

There are no matters required to be reported under this item.

Item 1A	Risk Factors

There have been no material changes from risk factors as previously disclosed in Part 1, Item 1.A. of Commercial Bancshares, Inc.’s 10-K filed on March 25, 2016, other than the addition of the following:

Risks Relating to the Proposed Merger with First Defiance Financial Corp
The pendency of the Corporations’ agreement to be acquired by First Defiance could have a negative impact on the Corporation’s financial condition and results of operations.

On August 23, 2016, the Corporation entered into the Merger Agreement, pursuant to which, subject to the satisfaction or waiver of the conditions contained in the Merger Agreement, Commercial Bancshares, Inc. will merge with and into First Defiance Financial Corp, and First Defiance Financial Corp will be the surviving corporation. The announcement and pendency of the merger with First Defiance may have a negative impact on the Corporation’s business, financial results and operations or disrupt business by:

• intensifying competition as the Corporation’s competitors may seek opportunities related to the pending merger;
• affecting the Corporation’s relationships with its customers, vendors and employees;
• limiting certain business operations prior to completion of the merger which may prevent the Corporation from pursuing certain opportunities without First Defiance’s approval;
• causing the Corporation to forego certain opportunities it might otherwise pursue absent the Merger Agreement;
• impairing the Corporation’s ability to attract, recruit, retain and motivate current and prospective employees who may be uncertain about their future roles and relationships with First Defiance following the completion of the merger; and
• creating distractions from the Corporation’s strategy and day-to-day operations for its employees and management and a strain on resources.

Failure to complete the merger with First Defiance could negatively impact the Corporation’s business.

There is no assurance that the merger with First Defiance or any other transaction will occur or that the conditions to the merger will be satisfied in a timely manner or at all. Further, there is no assurance that any event, change or other circumstances that could give rise to the termination of the Merger Agreement will not occur. If the proposed merger or a similar transaction is not completed, the share price of the Corporation’s common stock may drop to the extent that the current market price of the Corporation’s common stock reflects an assumption that a transaction will be completed. Certain costs associated with the merger are already incurred or may be payable even if the merger is not completed. Further, a failed transaction may result in negative publicity and a negative impression of the Corporation in the investment community. Finally, any disruptions to the Corporation’s business resulting from the announcement and pendency of the merger and from intensifying competition from competitors, including any adverse changes in the Corporation’s relationships with its customers, vendors and employees or recruiting and retention efforts, could continue or accelerate in the event of a failed transaction. There can be no assurance that the Corporation’s business, relationships or financial condition will not be negatively impacted, as compared to the condition prior to the announcement of the merger, if the merger is not consummated.

Item 2	Unregistered Sales of Securities and Use of Proceeds
For the three and nine months ended September 30, 2016, the Corporation purchased 253 and 5,369 shares of stock, respectively, totaling $7,699 and $157,869, respectively, to fund acquisitions made by participating directors under the Commercial Bancshares, Inc. Deferred Compensation Plan, a nonqualified deferred compensation plan. The shares issued under this plan were registered with the SEC pursuant to a registration statement on Form S-8 filed December 23, 2008. Shares are purchased by the Corporation on the open market and are credited to the respective accounts of the deferred compensation plan participants.

On August 14, 2015, the Corporation announced that its Board of Directors approved a one year stock repurchase program. The program allowed the Corporation to purchase up to 59,000 shares of the Corporation’s outstanding common stock, commencing August 17, 2015 and ending on July 31, 2016. For the nine months ended September 30, 2016, the Corporation purchased 14,774 of its common stock for a total of $454,008, all of which occurred during the first quarter.

				Maximum Number
			Total Number of	(or Approximate
			Shares	Dollar Value)
	Total		Purchased as	of Shares that May
	Number	Average	Part of Publicly	Yet be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs
07/01/16 – 07/31/16	253	$30.43	0	19,740

08/01/16 – 08/31/16	0	$0.00	0	19,740

09/01/16 – 09/30/16	0	$0.00	0	19,740

Total	253	$30.43	0	19,740

Item 3	Defaults upon Senior Securities
There are no matters required to be reported under this item.

Item 4	Mine Safety Disclosures

Not applicable

Item 5	Other Information
There are no matters required to be reported under this item.

44.

COMMERCIAL BANCSHARES, INC.

FORM 10-Q

Quarter ended September 30, 2016

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

COMMERCIAL BANCSHARES, INC.
(Registrant)

Date:	November 14, 2016	/s/ Robert E. Beach
(Signature)
Robert E. Beach
President and Chief Executive Officer

Date:	November 14, 2016	/s/ Scott A. Oboy
(Signature)
Scott A. Oboy
Executive Vice President and Chief Financial Officer

46.